Form 10-Q
period 1997-06-28
RF MICRO DEVICES INC
filed 1997-08-12
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 28, 1997
                        Commission File Number : 0-22511

                             RF MICRO DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


              North Carolina                         56-1733461
--------------------------------------------------------------------------------
    (State or Other Jurisdiction of               (I.R.S. Employee
     Incorporation or Organization)              Identification No.)




                                 (910) 664-1233
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes                 No       X
                             -------             -------

As of August 7, 1997, there were 15,936,099 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC.

INDEX

PART I.   FINANCIAL INFORMATION


Item 1. Financial Statements

         Condensed Statements of Operations--Three months ended June 30, 1997 and 1996

         Condensed Balance Sheets--June 30, 1997 and March 31, 1997

         Condensed Statements of Cash Flows--Three months ended June 30, 1997 and 1996

         Notes to Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations



PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share and share data)

(Unaudited)


                                                       THREE MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                                   1997                   1996
                                               -----------            -----------
Product sales                                  $    10,172            $     3,328
Engineering revenue                                     63                    283
                                               -----------            -----------
     Total revenues                                 10,235                  3,611
Operating costs and expenses:
     Cost of goods sold                              5,165                  2,479
     Research and development                        2,069                  1,294
     Marketing and selling                           1,483                    608
     General and administrative                        492                    256
                                               -----------            -----------
Total operating costs and expenses                   9,209                  4,637
                                               -----------            -----------
Income (loss) from operations                        1,026                 (1,026)

Other income, net                                      175                     38
                                               -----------            -----------

Income (loss) before income taxes                    1,201                   (988)

Income tax expense                                      26                   --
                                               -----------            -----------

Net income (loss)                              $     1,175            $      (988)
                                               ===========            ===========

Net income (loss) per share                    $       .08            $      (.07)

Weighted average shares outstanding             14,534,720             13,363,000




See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED BALANCE SHEETS
     (In thousands)

                                                                             JUNE 30,
                                                                              1997             MARCH 31,
                                                                           (Unaudited)          1997(1)
                                                                             -------            -------
ASSETS
Current assets:
     Cash and cash equivalents                                               $36,857            $ 2,330
     Accounts receivable, net                                                  3,675              2,401
     Inventories                                                              13,284              9,216
     Other current assets                                                         18                 17
                                                                             -------            -------
          Total current assets                                                53,834             13,964

Property and equipment, net                                                    4,959              3,455
Construction in progress                                                       4,827              2,771
Technology license                                                             3,202              3,202
Cash restricted for capital additions                                          7,873             12,358
Other assets                                                                     158                515
                                                                             -------            -------

Total assets                                                                 $74,853            $36,265
                                                                             =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                        $ 3,924            $ 5,108
     Accrued liabilities                                                         951                699
     Line of credit                                                              350                350
     Current maturities of long-term debt                                        127                178
     Income taxes payable                                                          7                 49
     Current obligations under capital leases                                    275                267
                                                                             -------            -------
          Total current liabilities                                            5,634              6,651

Long-term debt, less current maturities                                          950                117
Obligations under capital leases, less current maturities                        346                411
Note and accrued interest payable to shareholder                                --               10,301
                                                                             -------            -------
         Total liabilities                                                     6,930             17,480

Redeemable convertible preferred stock                                          --               28,257

Shareholders' equity (deficit):
   Preferred stock, no par value; 5,000,000 shares authorized; no
       shares issued and outstanding                                            --                 --
   Common stock, no par value; 50,000,000 shares authorized
       15,806,991 and 3,286,010 issued and outstanding at June 30,
       1997 and March 31, 1997, respectively                                  79,715              2,960
   Additional paid-in capital                                                   --                  550
   Deferred compensation                                                        (254)              (269)
   Accumulated deficit                                                       (11,538)            12,713)
                                                                             -------            -------
Total shareholders' equity (deficit)                                          67,923             (9,472)
                                                                             -------            -------

Total liabilities and shareholders' equity (deficit)                         $74,853            $36,265
                                                                             =======            =======

(1) The information in this column was derived from the Company's audited financial statements as of March 31, 1997.


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)


                                                                               THREE  MONTHS ENDED
                                                                           JUNE 30,             JUNE 30,
                                                                             1997                1996
                                                                           --------             -------
Cash flows from operating activities:
Net income (loss)                                                          $  1,175             $  (989)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation and amortization                                              199                  84
     Change in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                (1,274)                602
          Inventories                                                        (4,068)             (1,264)
          Other assets                                                         (561)                (17)
          Accounts payable                                                   (1,184)                (74)
          Accrued liabilities                                                   252                 319
          Income taxes payable                                                  (42)               --
                                                                           --------             -------
Net cash used by operating activities                                        (5,503)             (1,339)

Cash flows from investing activities:
Purchase of property and equipment                                           (1,423)               (160)
                                                                           --------             -------
Net cash used by investing activities                                        (1,423)               (160)

Cash flows from financing activities:
Repayment of capital lease obligation                                           (57)                (18)
Net proceeds (repayment) of long-term debt                                      782                 (53)
Proceeds from issuance of preferred stock                                      --                 4,932
Issuance of common stock                                                     38,564                --
Decrease (increase) in cash restricted for financing activities               2,164              (4,924)
                                                                           --------             -------
Net cash provided from (used in) financing activities                        41,453                 (63)
                                                                           --------             -------

Net increase (decrease) in cash and cash equivalents                         34,527              (1,562)
Cash and cash equivalents at the beginning of the period                      2,330               6,638
                                                                           --------             -------
Cash and cash equivalents at the end of the period                         $ 36,857             $ 5,076
                                                                           ========             =======


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
     (Unaudited)



1. BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997, as set forth in the Company's Prospectus, dated June 3, 1997, included in the Company's Registration Statement on Form S-1 (File No. 333-22625).

        The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The Company's other fiscal quarters end on the Saturday closest to June 30, September 30, and December 31 of each year. For purposes of this report (including the Unaudited Condensed Financial Statements included herein), each fiscal year is described as having ended on March 31, and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.



2. RESEARCH AND DEVELOPMENT COSTS

        The Company charges all research and development costs to expense as incurred.



3. INCOME TAXES

        The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. For periods with taxable income, this rate differs from the federal statutory rate primarily because of the utilization of net operating loss carryforwards.

4. INVENTORIES

         The components of inventories are as follows (in thousands):

                                         June 30,             March 31,
                                           1997                 1997
                                         --------             --------
         Raw materials                   $  4,665             $  2,937
         Work in process                    3,267                2,830
         Finished goods                     5,847                4,296
                                         --------             --------
                                           14,139               10,063
         Inventory allowances                (855)                (847)
                                         --------             --------
         Total inventory                 $ 13,284             $  9,216
                                         ========             ========

5. INCOME (LOSS) PER SHARE

         In accordance with Securities and Exchange Commission Staff Accounting Bulletins, all issuances of the Company's common and common equivalent shares, at prices below the initial public offering price during the twelve month period preceding the filing date of the Company's initial public offering (cheap stock), have been included in the pro forma calculation for the period ending June 30, 1996 (using the treasury stock method and the initial public offering price).

6. NET INCOME (LOSS) PER SHARE

         Income per share for the period ending June 30, 1997 was computed using the weighted average number of dilutive common equivalent shares, 6,396,113, assumed to be outstanding during the period in accordance with APB No. 15. Common equivalent shares consist of options and warrants to purchase common stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RF Micro Devices, Inc. (the "Company") designs, develops and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communications services ("PCS"), cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular telephones and PCS handsets. The Company offers a broad array of products, including amplifiers, mixers and modulators/demodulators, that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET") and silicon bipolar transistor. For the three months ended June 30, 1997, 85% of the Company's revenues was derived from the sale of GaAs HBT products. The Company may continue to rely heavily on sales of GaAs HBT products in future periods.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:


                                                   Three Months Ended:
                                               JUNE 30,            JUNE 30,
                                                 1997               1996
                                                ------             ------
Revenues                                         100.0%             100.0%
Operating costs and expenses:
     Cost of goods sold                           50.5               68.7
     Research and development                     20.2               35.8
     Marketing and selling                        14.5               16.8
     General and administrative                    4.8                7.1
                                                ------             ------
Total operating costs and expenses                90.0              128.4

Income (loss) from operations                     10.0              (28.4)

Other, net                                         1.7                1.0
                                                ------             ------

Income (loss) before income taxes                 11.7              (27.4)

Income tax expense                                 0.2                0.0
                                                ------             ------

Net income (loss)                                 11.5%             (27.4)%
                                                ======             ======



REVENUES

Revenues increased 183% from $3.3 million for the three months ended June 30, 1996 to $10.2 million for the three months ended June 30, 1997. The increase in revenues during the three months ended June 30, 1997 primarily reflected an overall increase in the volume of product sales to existing and new customers primarily engaged in the manufacture of digital cellular and PCS handsets.

GROSS PROFIT

Gross profit margin increased to 49.5% for the three months ended June 30, 1997 from 31.3% for the three months ended June 30, 1996. The increase was primarily attributable to an increase in production volumes during the quarter ended June 30, 1997; a reduction in average wafer costs, primarily attributable to quantity discounts; and improvements in manufacturing, assembly, and test yields, which reduced scrap and lowered the per unit cost of goods sold. The Company also experienced favorable product sales mix and pricing for the quarter ended June 30, 1997.


The Company historically has experienced significant fluctuations in gross profit margins. The Company believes that its gross profit margins have been significantly affected by manufacturing, assembly and test yields. In particular, in fiscal 1996, the Company experienced poor manufacturing, assembly and test yields during the initial stage of developing a chipset for a customer. Such yields also affected the Company's gross profit margin for the first quarter of fiscal 1997. The Company believes the poor yields related to the development of such chipset were attributable to the fact that such chipset was used in one of the first CDMA phones designed for commercial production, which caused several unexpected changes in product specifications during development and the use of very precise specification requirements for final products. Further, such customer was the first large OEM to order from the Company significant volumes of RFICs, and the related increase in production volumes initially resulted in an unacceptable amount of product scrap. There can be no assurance that future operating results will not be affected by low manufacturing, assembly or test yields. Further, the Company sells products in intensely competitive markets, and the Company believes that downward pressure on average selling prices will occur in the future.


RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 1997 were $2.1 million compared to $1.3 million for the three months ended June 30, 1996. The increase was primarily attributable to increased salaries and benefits related to increased headcount and additional spending on mask sets, wafers and prototype assembly for both standard and custom-designed products. Research and development expenses as a percentage of total revenues decreased to 20.2% for the three months ended June 30, 1997 from 35.8% for the three months ended June 30, 1996. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

Marketing and selling expenses for the three months ended June 30, 1997 was $1.5 million compared to $608,000 for the three months ended June 30, 1996. The increase was primarily attributable to increased salaries and benefits related to increased headcount, increased commission expense and increased promotional expense. Marketing and selling expenses as a percentage of revenue for the three months ended June 30, 1997 decreased to 14.5% from 16.8% for the three months ended June 30, 1996.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 1997 were $492,000 compared to $255,000 for the three months ended June 30, 1996. The increase was attributable primarily to increased salaries and benefits related to headcount increases. General and administrative expenses as a percentage of revenue decreased from 7.1% for the three months ended June 30, 1996 to 4.8% for the three months ended June 30, 1997.

OTHER INCOME, NET

Other income, net, for the three months ended June 30, 1997 increased to $175,000 as compared to $38,000 for the three months ended June 30, 1996. This increase resulted primarily from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering.


INCOME TAX EXPENSE

The effective tax rate for the three months ended June 30, 1997 was 2.2%, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended June 30, 1997 was approximately $26,000. The Company did not provide for income taxes for the period ended June 30, 1996 because of the loss incurred in such quarter.


NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires public companies to report basic and diluted earnings (loss) per share using the calculation methodologies set forth in the statement. SFAS No. 128 is effective for years ending after December 15, 1997; thus, this pronouncement will be adopted by the Company for the fiscal year ending March 31, 1998. SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. The Company's adoption of SFAS 128 is not expected to have a material effect on the Company's earnings per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and sales revenues. The Company completed its initial public offering in June 1997, and raised approximately $38.0 million, net of offering expenses. As of June 30, 1997, the Company had working capital of approximately $48.2 million, including $36.9 million in cash and cash equivalents.

Cash used by operating activities for the three months ended June 30, 1997 was $5.5 million. The cash used by operating activities was primarily attributable to an increase in inventories and accounts receivable and a decrease in accounts payable, partially offset by net income of $1.2 million. The cash used by operating activities for the three months ended June 30, 1996 was attributable primarily to the $989,000 net loss and a $1.3 million increase in inventories, partially offset by a reduction in accounts receivable and an increase in accrued liabilities.

The $1.4 million of cash used by investing activities for the three months ended June 30, 1997 related primarily to capital expenditures. The $160,000 of cash used by investing activities for the three months ended June 30, 1996 also was related to the purchase of capital equipment.

The $41.5 million of cash provided by financing activities for the three months ended June 30, 1997 related primarily to the issuance of common stock in the Company's initial public offering and the use of restricted cash for wafer fabrication facility expenditures. The $63,000 of cash used by financing activities for the three months ended June 30, 1996 related primarily to the repayment of long-term debt and capital lease obligations.

Capital expenditures for the three months ended June 30, 1997 were approximately $1.4 million. The Company anticipates that its capital equipment needs, including manufacturing and test equipment and computer hardware and software related primarily to the construction of the new GaAs HBT wafer facility, will require additional expenditures of approximately $20.0 million during the remainder of fiscal 1998.

The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from sales revenues and financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements through the end of fiscal 1998. However, the Company expects that it may need to raise additional equity or debt financing during fiscal 1999 to finance a portion of the cost of the new fabrication facility. There can be no assurance that additional financing will not be required prior to such time. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


FACTORS AFFECTING FUTURE RESULTS

RISKS AND UNCERTAINTIES

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including probable variability in the Company's quarterly operating results, dependence on a limited number of customers, manufacturing capacity constraints, dependence on TRW Inc. as a supplier of GaAs HBT wafers and risks associated with the Company's construction and operation of a wafer fabrication facility, as well as other risks. These and other risks and uncertainties are described in the Company's Prospectus dated June 3, 1997, included in the Company's Registration Statement on Form S-1 (File No. 333-22625). These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.


PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On April 10, 1997, the Company held its Annual Meeting of Shareholders of the Company.

(b) At the meeting, the following persons were elected to serve as directors of the Company until the next annual meeting of shareholders and until their successors have been elected and qualified:

                             Robert C. Fleming
                             Erik H. van der Kaay
                             David A. Norbury
                             Albert E. Paladino
                             William J. Pratt
                             Walter H. Wilkinson, Jr.
                             Terri D. Zinkiewicz

(c) The results of voting on each matter submitted to shareholders at the Annual Meeting were as follows:

                                             Votes         Votes                   Broker
                                              For         Against   Abstentions   Nonvotes
                                              ---         -------   -----------   --------

         (1)  Election of Directors:
              Robert C. Fleming            11,162,816(1)    -0-         -0-         N/A
              Erik H. van der Kaay         11,162,816(1)    -0-         -0-         N/A
              David A. Norbury             11,162,816(1)    -0-         -0-         N/A
              Albert E. Paladino           11,162,816(1)    -0-         -0-         N/A
              William J. Pratt             11,162,816(1)    -0-         -0-         N/A
              Walter H. Wilkinson, Jr.     11,162,816(1)    -0-         -0-         N/A
              Terri D. Zinkiewicz          11,162,816(1)    -0-         -0-         N/A

         (2)  Approval of Amended and
              Restated Articles of
              Incorporation of RF Micro
              Devices, Inc.                11,162,816(1)    -0-         -0-         N/A


         (3)  Approval of 1997 Key
              Employees Stock Option Plan
              of RF Micro Devices, Inc.    11,162,816(1)    -0-         -0-         N/A


         (4)  Approval of Nonemployee
              Directors' Stock Option
              Plan of RF Micro Devices,
              Inc.                         11,162,816(1)    -0-          -0-        N/A


         (5)  Approval of Employee Stock
              Purchase Plan of RF Micro
              Devices, Inc.                11,162,816(1)    -0-          -0-        N/A


         (6)  Approval of Amended and
              Restated Bylaws of RF Micro
              Devices, Inc.                11,162,816(1)    -0-          -0-        N/A


         (7)  Approval of the issuance
              and sale of shares of
              common stock in an initial
              public offering               7,894,806(2)    -0-          -0-        N/A

--------------------------------------------------------------------------------

         (1) Consists of 3,268,010 shares of Common Stock (representing 99.5% o f the outstanding shares of Common Stock); 975,000 shares of Class A-1 Preferred Stock (representing 100% of the outstanding shares of Class A-1 Preferred Stock); 1,034,091 shares of Class A-2 Preferred Stock (representing 100% of the outstanding shares of Class A-2 Preferred Stock); 3,251,402 shares of Class B Preferred Stock (representing 98.5% of the outstanding shares of Class B Preferred Stock); and 2,634,313 shares of Class C Preferred Stock (representing 99.6% of the outstanding shares of Class C Preferred Stock).

         (2) Consists of 975,000 shares of Class A-1 Preferred Stock (representing 100% of the outstanding shares of Class A-1 Preferred Stock); 1,034,091 shares of Class A-2 Preferred Stock (representing 100% of the outstanding shares of Class A-2 Preferred Stock); 3,251,402 shares of Class B Preferred Stock (representing 98.5% of the outstanding shares of Class B Preferred Stock); and 2,634,313 shares of Class C Preferred Stock (representing 99.6% of the outstanding shares of Class C Preferred Stock). Such proposal did not require the approval of the holders of outstanding shares of Common Stock.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on 8-K during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     RF Micro Devices, Inc.

     Dated:  August 5, 1997         /s/   David A. Norbury
                                    --------------------------------
                                    DAVID A. NORBURY
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





     Dated:  August 5, 1997         /s/   William A. Priddy
                                    --------------------------------
                                    WILLIAM A. PRIDDY, JR.
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

RF MICRO DEVICES, INC.

INDEX TO EXHIBITS


SEQUENTIAL
EXHIBIT NO.    DESCRIPTION
-----------    -----------

  27.1         Financial Data Schedule