Form 10-Q
period 1997-09-27
RF MICRO DEVICES INC
filed 1997-11-10
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

                        Commission File Number : 0-22511

                             RF MICRO DEVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                          56-1733461
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


           7625 Thorndike Road, Greensboro, North Carolina 27409-9421
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)



                                 (910) 664-1233
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes       X           No
                            -------                -------

As of October 17, 1997, there were 15,820,291 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC.

INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     CONDENSED STATEMENTS OF OPERATIONS--THREE MONTHS
     ENDED SEPTEMBER 30, 1997 AND 1996

     CONDENSED STATEMENTS OF OPERATIONS - SIX MONTHS
     ENDED SEPTEMBER 30, 1997 AND 1996

     CONDENSED BALANCE SHEETS--SEPTEMBER 30, 1997
     AND MARCH 31, 1997

     CONDENSED STATEMENTS OF CASH FLOWS--SIX MONTHS
     ENDED SEPTEMBER 30, 1997 AND 1996

     NOTES TO CONDENSED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS
     (In thousands, except per share and share data)
     (Unaudited)



                                                   THREE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                1997                 1996
                                            -------------       -------------
Product sales                               $     8,415         $     6,011
Engineering revenue                                 743                --
                                            -----------         -----------
     Total revenues                               9,158               6,011
Operating costs and expenses:
     Cost of goods sold                           4,826               3,027
     Research and development                     2,099               1,421
     Marketing and selling                        1,321                 791
     General and administrative                     565                 209
                                            -----------         -----------
Total operating costs and expenses                8,811               5,448
                                            -----------         -----------
Income from operations                              347                 563

Other income, net                                   487                  41
                                            -----------         -----------

Income before income taxes                          834                 604

Income tax expense                                   18                --
                                            -----------         -----------

Net income                                  $       816         $       604
                                            ===========         ===========

Net income per share                        $       .05         $       .05

Weighted average shares outstanding          17,350,000          13,363,000



See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS
     (In thousands, except per share and share data)
     (Unaudited)



                                                     SIX MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                  1997               1996
                                            --------------      -------------
Product sales                               $    18,617         $      9,556
Engineering revenue                                 776                   66
                                            -----------         ------------
     Total revenues                              19,393                9,622
Operating costs and expenses:
     Cost of goods sold                           9,991                5,506
     Research and development                     4,168                2,715
     Marketing and selling                        2,804                1,399
     General and administrative                   1,057                  464
                                            -----------         ------------
Total operating costs and expenses               18,020               10,084
                                            -----------         ------------
Income (loss) from operations                     1,373                 (462)

Other income, net                                   662                   78
                                            -----------         ------------

Income (loss) before income taxes                 2,035                 (384)

Income tax expense                                   45                 --
                                            -----------         ------------

Net income (loss)                           $     1,990         $       (384)
                                            ===========         ============

Net income (loss) per share                 $       .12         $       (.03)

Weighted average shares outstanding          15,941,761           13,363,000


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED BALANCE SHEETS
     (In thousands)

                                                                        SEPTEMBER 30,       MARCH 31,
                                                                             1997              1997
                                                                         (Unaudited)        (Audited)
                                                                        -------------       ---------
ASSETS
Current assets:
     Cash and cash equivalents                                            $ 27,117          $  2,330
     Accounts receivable, net                                                5,637             2,401
     Inventories                                                            19,376             9,216
     Other current assets                                                       70                17
                                                                          --------          --------
          Total current assets                                              52,200            13,964

Property and equipment, net                                                  8,561             3,455
Construction in progress                                                    11,765             2,771
Technology license                                                           3,202             3,202
Cash restricted for capital additions                                          130            12,358
Other assets                                                                   243               515
                                                                          --------          --------
Total assets                                                              $ 76,101          $ 36,265
                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                     $  6,359          $  5,108
     Accrued liabilities                                                       835               699
     Line of credit                                                           --                 350
     Current maturities of long-term debt                                     --                 178
     Income taxes payable                                                        7                49
     Current obligations under capital leases                                  283               267
                                                                          --------          --------
          Total current liabilities                                          7,484             6,651

Long-term debt, less current maturities                                       --                 117
Obligations under capital leases, less current maturities                      283               411
Note and accrued interest payable to shareholder                              --              10,301
                                                                          --------          --------
          Total liabilities                                                  7,767            17,480

Redeemable convertible preferred stock                                        --              28,257

Shareholders' equity (deficit):
   Preferred stock, no par value; 5,000,000 shares authorized; no
       shares issued and outstanding                                          --                --
   Common stock, no par value; 50,000,000 shares authorized;
   15,820,291 and 3,286,010 issued and outstanding at
   September 30, 1997 and March 31, 1997, respectively                      79,303             3,510
Deferred compensation                                                         (246)             (269)
Accumulated deficit                                                        (10,723)          (12,713)
                                                                          --------          --------
          Total shareholders' equity (deficit)                              68,334            (9,472)
                                                                          --------          --------

          Total liabilities and shareholders' equity (deficit)            $ 76,101          $ 36,265
                                                                          ========          ========

See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)


                                                                     SIX MONTHS ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                   1997              1996
                                                               -------------     -------------
Cash flows from operating activities:
Net income (loss)                                                $  1,990          $   (384)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
     Depreciation and amortization                                    391               180
     Change in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                      (3,236)              (27)
          Inventories                                             (10,160)           (2,256)
          Other assets                                               (698)              (14)
          Accounts payable                                          1,251               338
          Accrued liabilities                                         136               116
          Income taxes payable                                        (42)             --
                                                                 --------          --------
Net cash used by operating activities                             (10,368)           (2,047)

Cash flows from investing activities:
Purchase of property and equipment                                (14,447)             (352)
                                                                 --------          --------
Net cash used by investing activities                             (14,447)             (352)

Cash flows from financing activities:
Repayment of capital lease obligations                               (133)              (15)
Net proceeds of long-term debt                                       (645)           10,227
Proceeds from issuance of preferred stock                            --               4,932
Issuance of common stock                                           38,152              --
(Increase)/decease in cash restricted for financing activities     12,228            (4,866)
                                                                 --------          --------
Net cash provided from financing activities                        49,602            10,278
                                                                 --------          --------

Net increase in cash and cash equivalents                          24,787             7,879
Cash and cash equivalents at the beginning of the period            2,330             6,638
                                                                 ========          ========
Cash and cash equivalents at the end of the period               $ 27,117          $ 14,517
                                                                 ========          ========



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

 4.       INVENTORIES

          The components of inventories are as follows (in thousands):


                                     SEPTEMBER 30,       MARCH 31,
                                         1997               1997
                                     -------------       ---------
          Raw materials                $  6,114          $  2,937
          Work in process                 6,443             2,830
          Finished goods                  8,104             4,296
                                       --------          --------
                                         20,661            10,063
          Inventory allowances           (1,285)             (847)
                                       --------          --------
               Total inventory         $ 19,376          $  9,216
                                       ========          ========



5.       NET INCOME (LOSS) PER SHARE

         In accordance with Securities and Exchange Commission Staff Accounting Bulletins, all issuances of the Company's common and common equivalent shares, at prices below the initial public offering price during the twelve month period preceding the filing date of the Company's initial public offering, have been included in the pro forma calculation for the period ended September 30, 1996 (using the treasury stock method and the initial public offering price). Income per share for the period ended September 30, 1997 was computed using the weighted average number of dilutive common equivalent shares assumed to be outstanding during the period in accordance with APB No. 15. Common equivalent shares consist of options and warrants to purchase common stock.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION


RF Micro Devices, Inc. (the "Company") designs, develops and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communications services ("PCS"), cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular and PCS handsets. The Company offers a broad array of products, including amplifiers, mixers and modulators/demodulators, that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET") and silicon bipolar transistor. For the three months ended September 30, 1997, 75% of the Company's revenues was derived from the sale of GaAs HBT products. The Company may continue to rely heavily on sales of GaAs HBT products in future periods.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:



                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                             9/30/97        9/30/96        9/30/97        9/30/96
                                             -------        -------        -------        -------
Revenues                                     100.0%         100.0%         100.0%         100.0%
Operating costs and expenses:
     Cost of goods sold                       52.7           50.4           51.5           57.2
     Research and development                 22.9           23.6           21.5           28.2
     Marketing and selling                    14.4           13.2           14.5           14.5
     General and administrative                6.2            3.5            5.5            4.8
                                             -----          -----          -----          -----
Total operating costs and expenses            96.2           90.7           93.0          104.7

Income (loss) from operations                  3.8            9.3            7.1           (4.8)

Other income, net                              5.3            0.7            3.4            0.8
                                             -----          -----          -----          -----

Income (loss) before income taxes              9.1           10.0           10.5           (4.0)

Income tax expense                             0.2            0.0            0.2            0.0
                                             -----          -----          -----          -----

Net income (loss)                              8.9%          10.0%          10.3%          (4.0)%
                                             =====          =====          =====          =====



REVENUES

Revenues increased 52.4% from $6.0 million for the three months ended September 30, 1996 to $9.1 million for the three months ended September 30, 1997. The increase in revenues during the three months ended September 30, 1997 primarily reflected an overall increase in shipments of the Company's GaAs HBT power amplifiers for cellular and PCS applications. For the six month period ended September 30, 1997, revenues increased 101.5% from $9.6 million in the same period in 1996 to $19.4 million in 1997. This increase was primarily attributable to increased shipments of the Company's small signal devices used in CDMA handsets and GaAs HBT power amplifiers for cellular and PCS handsets utilizing a variety of air interface standards.


GROSS PROFIT

Gross profit margin decreased to 47.3% for the three months ended September 30, 1997 from 49.6% for the three months ended September 30, 1996. The decrease was primarily attributable to a slightly less favorable product mix. For the six months ended September 30, 1997, the gross profit margin increased to 48.5% from 42.8% for the six months ended September 30, 1996. The increase was primarily attributable to increased production volumes, favorable pricing and improved manufacturing yields.

The Company historically has experienced significant fluctuations in gross profit margins. The Company believes that its gross profit margins have, in the past, been significantly affected by low manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. Further, the Company sells products in intensely competitive markets, and the Company believes that downward pressure on average selling prices will occur in the future.


RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 1997 increased 47.7%, to $2.1 million compared to $1.4 million for the three months ended September 30, 1996. For the six months ended September 30, 1997, research and development expenses increased 53.5%, to $4.2 million versus $2.7 million for the six months ended September 30, 1996. These increases were primarily attributable to increased salaries and benefits related to increased headcount and additional spending on mask sets, wafers and prototype assembly for both standard and custom-designed products. Research and development expenses as a percentage of total revenues decreased to 22.9% for the three months ended September 30, 1997 from 23.6% for the three months ended September 30, 1996. As a percentage of revenues for the six months ended September 30, 1997, research and development expenses were 21.5% versus 28.2% for the six months ended September 30, 1996. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.


MARKETING AND SELLING

Marketing and selling expenses for the three months ended September 30, 1997 were $1.3 million compared to $791,000 for the three months ended September 30, 1996, an increase of 67%. For the six months ended September 30, 1997, marketing and selling expenses equaled $2.8 million, compared to $1.4 million for the six months ended September 30, 1996, an increase of 100%. These increases were primarily attributable to increased salaries and benefits related to increased headcount and to increased recruiting and travel expense. Marketing and selling expenses as a percentage of revenue for the three months ended September 30, 1997 increased to 14.4% from 13.2% for the three months ended September 30, 1996. For the six months ended September 30, 1997, marketing and selling expenses were 14.5% of revenues, the same percentage as in the six month period ended September 30, 1996.


GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 1997 were $565,000 compared to $209,000 for the three months ended September 30, 1996, an increase of 170%. For the six months ended September 30, 1997, general and administrative expenses rose 127.8%, to $1.0 million, up from $464,000 for the six month period ended September 30, 1996. These increases were attributable primarily to increased salaries and benefits related to headcount increases. General and administrative expenses as a percentage of revenues increased to 6.2% for the three months ended September 30, 1997 from 3.5% for the three months ended September 30, 1996. As a percentage of revenues, general and administrative expenses increased to 5.5% for the six month period ended September 30, 1997 from 4.8% for the six month period ended September 30, 1996.

OTHER INCOME, NET

Other income, net, for the three months ended September 30, 1997 increased to $487,000 compared to $41,000 for the three months ended September 30, 1996. For the six months ended September 30, 1997, other income, net, increased to $662,000 from the $78,000 for the six months ended September 30, 1996. These increases resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering.


INCOME TAX EXPENSE

The effective tax rate for the three months and the six months ended September 30, 1997 was 2.2%, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months and six months ended September 30, 1997 was approximately $18,000 and $45,000, respectively. The Company did not provide for income taxes for the corresponding periods ended September 30, 1996 because of the losses incurred in the first quarter of FY97.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. The Company completed its initial public offering in June 1997, and raised approximately $37.8 million, net of offering expenses. As of September 30, 1997, the Company had working capital of approximately $44.7 million, including $27.1 million in cash and cash equivalents.

Cash used by operating activities for the six months ended September 30, 1997 was $10.4 million. The cash used by operating activities was primarily attributable to an increase in inventories and accounts receivable, partially offset by net income of $2.0 million and an increase in accounts payables of $1.4 million. The $2.0 million in cash used by operating activities for the six months ended September 30, 1996 was attributable primarily to the $384,000 net loss and a $2.3 million increase in inventories, partially offset by increases in accounts payable and accrued liabilities.

The $14.4 million of cash used by investing activities for the six months ended September 30, 1997 was related primarily to expenditures associated with the construction of the Company's GaAs HBT wafer fabrication facility, and for wafer fabrication and general corporate capital equipment requirements. The $352,000 of cash used by investing activities for the six months ended September 30, 1996 was used for the purchase of capital equipment.

The $49.6 million of cash provided by financing activities for the six months ended September 30, 1997 related primarily to the issuance of common stock in the Company's initial public offering, totaling $37.8 million, as well as a reduction in restricted cash of $12.2 million set aside for the purchase of wafer fabrication-related expenditures. The $10.3 million of cash provided by financing activities for the six months ended September 30, 1996 related primarily to the net proceeds from long-term debt and proceeds from the issuance of preferred stock offset by an increase in restricted cash.

The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from sales revenues and financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements through the end of fiscal 1998. However, the Company expects that it may need to raise additional equity or debt financing during fiscal 1999 to finance a portion of the cost of the new fabrication facility. There can be no assurance that additional financing will not be required prior at such time, or that any additional equity financing will not be dilutive to the holders of the Company's common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


FACTORS AFFECTING FUTURE RESULTS

RISKS AND UNCERTAINTIES

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including probable variability in the Company's quarterly operating results, dependence on a limited number of customers, manufacturing capacity constraints, dependence on TRW Inc. as a supplier of GaAs HBT wafers and risks associated with the Company's on-going construction and proposed operation of a wafer fabrication facility, as well as other risks. These and other risks and uncertainties are described in the Company's Prospectus dated June 3, 1997, included in the Company's Registration Statement on Form S-1 (File No. 333-22625). These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.



PART II - OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective Date of the Company's
         Registration Statement:                      June 3, 1997

         Commission File Number:                      333-22625

         Date the Offering Commenced:                 June 3, 1997

         Names of Managing Underwriters:              NationsBanc Montgomery
                                                       Securities, Inc
                                                      Hambrecht & Quist
                                                      Oppenheimer & Co., Inc.

     Class of Securities Registered:                 Common Stock

     Amount Registered by Company:                   3,455,550 shares

     Amount Registered by Selling Shareholders:         37,000 shares

     Amount Sold by Company:                         3,000,000 shares (6/6/97)

                                                       455,550 shares (6/12/97)

     Amount Sold by Selling Shareholders                37,000 shares

     Aggregate Price of Offering Amount
       Registered and Sold by Selling Shareholders:     $444,000

     Aggregate Price of Offering Amount
       Registered and Sold by Company:               $41,466,600

       Underwriter's Discounts and
       Commissions Paid by Company (1)                $2,902,662

       Finder's Fees                                          $0

       Expenses Paid to or for Underwriters                   $0

       Other Expenses Paid by Company (1)(2)            $808,000

       Total Expenses Paid by Company (1)(2)          $3,710,662

     Net Offering Proceeds to Company:               $37,755,938

     Use of Offering Proceeds:

CAPTION>
                                                                 Payments to Directors,
                                                              Officers, 10% Shareholders,        Payments
                         Types of Use                        and Affiliates of Issuer (3)      To Others (3)
         Construction of Plant, Building, and Facilities                      $0                         $0
         Purchase/Installation of Machinery and Equipment                     $0                 $2,513,000
         Purchase of Real Estate                                              $0                         $0
         Acquisition of Other Businesses                                      $0                         $0
         Repayment of Indebtedness                                            $0                   $645,000
         Officers/Directors Compensation                                $258,000                         $0
         Product Development                                                  $0                 $2,775,000
         Sales, Marketing, and Administration                                 $0                 $2,629,000
         Working Capital                                              $1,833,500                   $611,200
         Temporary Investments - Treasury Bills                               $0                $26,491,238
                           TOTAL                                      $2,091,500                $35,664,438


     (1) Does not include any direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; or to affiliates of the issuer.

     (2)  This amount represents a reasonable estimate.

     (3)  All amounts shown are a reasonable estimate.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 27.1    Financial Data Schedule

        (b) Report on Form 8-K

            The Company did not file any reports on 8-K during the three months ended September 30, 1997.









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   RF Micro Devices, Inc.

   Dated: November 7, 1997         /s/ David A. Norbury
                                   --------------------------------------------
                                   DAVID A. NORBURY
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


   Dated: November 7, 1997         /s/ William A. Priddy, Jr.
                                   --------------------------------------------
                                   WILLIAM A. PRIDDY, JR.
                                   Vice President, Finance and Administration
                                     and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

RF MICRO DEVICES, INC.

INDEX TO EXHIBITS

SEQUENTIAL
EXHIBIT NO.    DESCRIPTION
-----------    -----------

27.1           Financial Data Schedule