Form 10-Q
period 1997-12-27
RF MICRO DEVICES INC
filed 1998-02-11
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 27, 1997
                        Commission File Number : 0-22511

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


                                 (336) 664-1233
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of January 28, 1998, there were 15,872,680 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC.

INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

     CONDENSED STATEMENTS OF INCOME--THREE MONTHS
     ENDED DECEMBER 31, 1997 AND 1996

     CONDENSED STATEMENTS OF INCOME - NINE MONTHS
     ENDED DECEMBER 31, 1997 AND 1996

     CONDENSED BALANCE SHEETS--DECEMBER 31, 1997
     AND MARCH 31, 1997

     CONDENSED STATEMENTS OF CASH FLOWS--NINE MONTHS
     ENDED DECEMBER 31, 1997 AND 1996

     NOTES TO CONDENSED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          SIGNATURES

PART I - FINANCIAL INFORMATION

     ITEM 1: FINANCIAL STATEMENTS


RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF INCOME
     (In thousands, except per share data)
     (Unaudited)



                                               THREE MONTHS ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                             1997              1996
                                           --------          --------
Revenues
     Product sales                         $ 12,845          $  9,651
     Engineering revenue                        478               381
                                           --------          --------
Total revenues                               13,323            10,032
Operating costs and expenses:
     Cost of goods sold                       7,746             5,467
     Research and development                 2,404             1,664
     Marketing and selling                    1,525             1,189
     General and administrative                 660               495
                                           --------          --------
Total operating costs and expenses           12,335             8,815
                                           --------          --------
Income from operations                          988             1,217

Other income, net                               157                30
                                           --------          --------

Income before income taxes                    1,145             1,247

Income tax expense                              (20)              (75)
                                           --------          --------

Net income                                 $  1,125          $  1,172
                                           ========          ========

Basic earnings per share                   $   0.07          $   0.36
                                           ========          ========

Diluted earnings per share                 $   0.07          $   0.10
                                           ========          ========



--------------------------------------------------------------------------------


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF INCOME
     (In thousands, except per share data)
     (Unaudited)



                                                NINE MONTHS ENDED
                                          DECEMBER 31,      DECEMBER 31,
                                             1997              1996
                                           --------          --------
Revenues
     Product sales                         $ 31,525          $ 19,207
     Engineering revenue                      1,191               447
                                           --------          --------
Total revenues                               32,716            19,654
Operating costs and expenses:
     Cost of goods sold                      17,737            10,973
     Research and development                 6,573             4,379
     Marketing and selling                    4,328             2,588
     General and administrative               1,717               960
                                           --------          --------
Total operating costs and expenses           30,355            18,900
                                           --------          --------
Income from operations                        2,361               754

Other income, net                               819               109
                                           --------          --------

Income before income taxes                    3,180               863

Income tax expense                              (64)              (75)
                                           --------          --------

Net income                                 $  3,116          $    788
                                           ========          ========

Basic earnings per share                   $   0.25          $   0.30
                                           ========          ========

Diluted earnings per share                 $   0.20          $   0.07
                                           ========          ========


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED BALANCE SHEETS
     (In thousands)

                                                                         DECEMBER 31,       MARCH 31,
                                                                            1997              1997
                                                                         (Unaudited)        (Audited)
                                                                          --------          --------
ASSETS
Current assets:
     Cash and cash equivalents                                            $ 20,118          $  2,330
     Accounts receivable, net                                                7,530             2,401
     Inventories                                                            24,093             9,216
     Other current assets                                                       58                17
                                                                          --------          --------
          Total current assets                                              51,799            13,964

Property and equipment, net                                                 15,408             3,455
Construction in progress                                                    20,398             2,771
Technology license                                                           3,202             3,202
Cash restricted for capital additions                                         --              12,358
Other assets                                                                   582               515
                                                                          --------          --------
          Total assets                                                    $ 91,389          $ 36,265
                                                                          ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                     $  7,274          $  5,108
     Accrued liabilities                                                       921               699
     Line of credit                                                           --                 350
     Current maturities of long-term debt                                      391               178
     Income taxes payable                                                        5                49
     Current obligations under capital leases                                2,128               267
                                                                          --------          --------
          Total current liabilities                                         10,719             6,651

Long-term debt, less current maturities                                        541               117
Obligations under capital leases, less current maturities                   10,269               411
Note and accrued interest payable to shareholder                              --              10,301
                                                                          --------          --------
          Total liabilities                                                 21,529            17,480

Redeemable convertible preferred stock                                        --              28,257

Shareholders' (deficiency)  equity:
   Preferred stock, no par value; 5,000,000 shares authorized; no
       shares issued and outstanding                                          --                --
   Common stock, no par value; 50,000,000 shares authorized;
       15,850,380 and 3,286,010 issued and outstanding at
       December 31, 1997 and March 31, 1997, respectively                   79,703             3,510
Deferred compensation                                                         (246)             (269)
Accumulated deficit                                                         (9,597)          (12,713)
                                                                          --------          --------
           Total shareholders' (deficiency)  equity:                        69,860            (9,472)
                                                                          --------          --------

           Total liabilities and shareholders' equity                     $ 91,389          $ 36,265
                                                                          ========          ========

See notes to Condensed Financial Statements

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
     (In thousands)
     (Unaudited)


                                                                               NINE MONTHS ENDED
                                                                         DECEMBER 31,      DECEMBER 31,
                                                                            1997               1996
                                                                          --------          ---------
Cash flows from operating activities:
Net income                                                                $  3,116          $    788
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization                                             601               320
     Change in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                               (5,129)           (1,725)
          Inventories                                                      (14,877)           (3,180)
          Other assets                                                      (1,481)              (12)
          Accounts payable                                                   2,165                 4
          Accrued liabilities                                                  223             2,253
          Income taxes payable                                                 (44)                1
                                                                          --------          --------
Net cash used by operating activities                                      (15,426)           (1,551)

Cash flows from investing activities:
Purchase of property and equipment                                         (16,048)           (2,286)
                                                                          --------          --------
Net cash used by investing activities                                      (16,048)           (2,286)

Cash flows from financing activities:
Repayment of capital lease obligations                                      (1,003)             (440)
Proceeds from issuance of common stock                                      38,535              --
Net proceeds of long-term debt                                                 782            10,944
Net proceeds from short-term debt                                             (350)               16
Proceeds from issuance of preferred stock                                     --               4,932
Repayment of long-term debt                                                 (1,077)             --
Proceeds from exercise of options                                               17              --
(Increase)/Decrease in cash restricted for capital additions                12,358              --
                                                                          --------          --------
Net cash provided from financing activities                                 49,262            15,452
                                                                          --------          --------

Net increase in cash and cash equivalents                                   17,788            11,615
Cash and cash equivalents at the beginning of the period                     2,330             6,638
                                                                          --------          --------
Cash and cash equivalents at the end of the period                        $ 20,118          $ 18,253
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

4.       INVENTORIES

         The components of inventories are as follows (in thousands):


                                     DECEMBER 31,       MARCH 31,
                                        1997               1997
                                      --------          --------
         Raw materials                $  6,987          $  2,937
         Work in process                 8,433             2,830
         Finished goods                  9,770             4,296
                                      --------          --------
                                        25,190            10,063
         Inventory allowances           (1,097)             (847)
                                      --------          --------
         Total inventory              $ 24,093          $  9,216
                                      ========          ========



5.       EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

         In accordance with Securities and Exchange Commission Staff Accounting Bulletins, all issuances of the Company's common and common equivalent shares, at prices below the expected initial public offering price during the twelve month period preceding the filing date of the initial public offering, have been included in the diluted earnings per share calculations as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

         The following table sets forth the computation of basic and diluted earnings per share. (In thousands, except per share data)

                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             12/31/97         12/31/96        12/31/97       12/31/96
                                                             --------         --------        --------       --------
NUMERATOR:
Net Income - Numerator for basic earnings
  per share - Income available to common
  shareholders                                                  1,125           1,172           3,116             788
Effect of dilutive securities:
     Interest paid on convertible debt                           --               152             110             152
                                                              -------         -------         -------         -------
Numerator for diluted earnings per share -
     Income available to common
       shareholders after assumed conversion                  $ 1,125         $ 1,324         $ 3,226         $   940

DENOMINATOR:
Denominator for basic earnings per share
 - weighted average shares                                     15,839           3,269          12,683           2,603

Effect of dilutive securities:
 - Employee stock options and warrants                          1,332             594           1,372             595
 - Preferred Stock                                               --             7,954           1,981           7,744
 - Convertible debt                                              --             1,111             277           1,111
 - Restricted stock, preferred stock, stock options
   and warrants assumed to be outstanding for the period
   in accordance with SAB 83                                     --               451            --             1,326
                                                              -------         -------         -------         -------
Dilutive potential common shares                                1,332          10,110           3,630          10,776
Denominator for dilutive earnings per share -
  adjusted weighted-shares and assumed conversions             17,171          13,379          16,313          13,379

Basic EPS                                                     $  0.07         $  0.36         $  0.25         $  0.30
                                                              =======         =======         =======         =======
Diluted EPS                                                   $  0.07         $  0.10         $  0.20         $  0.07
                                                              =======         =======         =======         =======


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RF Micro Devices, Inc. (the "Company") designs, develops and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communications services ("PCS"), cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular and PCS handsets. The Company offers a broad array of products, including amplifiers, mixers and modulators/demodulators, that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET") and silicon bipolar transistor. For the three months ended December 31, 1997, 85% of the Company's revenues was derived from the sale of GaAs HBT products. The Company may continue to rely heavily on sales of GaAs HBT products in future periods.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:



                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                            12/31/97        12/31/96        12/31/97        12/31/96
                                            --------        --------        --------        --------
Revenues                                     100.0%          100.0%          100.0%          100.0%
Operating costs and expenses:
     Cost of goods sold                       58.1            54.5            54.2            55.8
     Research and development                 18.0            16.6            20.1            22.3
     Marketing and selling                    11.4            11.9            13.2            13.1
     General and administrative                5.0             4.9             5.2             4.9
                                             -----           -----           -----           -----
Total operating costs and expenses            92.5            87.9            92.7            96.1

Income from operations                         7.5            12.1             7.3             3.9

Other income, net                              1.2             0.3             2.5             0.6
                                             -----           -----           -----           -----

Income before income taxes                     8.7            12.4             9.8             4.5

Income tax expense                            (0.2)           (0.7)           (0.2)           (0.4)
                                             -----           -----           -----           -----

Net income                                     8.5%           11.7%            9.6%            4.1%
                                             =====           =====           =====           =====


REVENUES

Revenues increased 32.8% from $10.0 million for the three months ended December 31, 1996 to $13.3 million for the three months ended December 31, 1997. The increase in revenues during the three months ended December 31, 1997 primarily reflected strong sales growth in GaAs HBT power amplifiers for cellular and PCS handsets, including shipments of 3.0 volt, high-efficiency GaAs HBT power amplifiers to Nokia for their latest series of GSM-based handsets. For the nine month period ended December 31, 1997, revenues increased 66.5% from $19.6 million in the same period in 1996 to $32.7 million in 1997. This increase was primarily attributable to increased shipments of the Company's small signal devices used in CDMA handsets and GaAs HBT power amplifiers for cellular and PCS handsets utilizing a variety of air interface standards.

During the Company's third quarter, GaAs HBT products accounted for 85% of total revenue while silicon bipolar, engineering revenue and GaAs MESFET accounted for 9%, 4% and 2% of revenue respectively. For the corresponding quarter in fiscal 1997 GaAs HBT products accounted for 87% of revenue, silicon 3%, GaAs MESFET 7% and engineering revenue 3%. Sales of the Company's products to cellular and PCS handset manufacturers accounted for 75% of fiscal 1998 third quarter revenue. International shipments accounted for 65% of total revenue for the third fiscal quarter, with sales to Korean customers accounting for 23% of third quarter revenues, a slight increase from the immediately preceding quarter. While the recent turmoil in the Asian financial markets has not yet adversely impacted the Company's revenues, the Company currently expects that its sales to Korean customers as a percentage of total revenues will decline in the near term due to order delays, the possibility of order cancellations, and the tightening of credit. Although the Company currently expects that any decrease in Korean sales will be offset by increased revenues form other customers, no assurance can be given that this will occur or whether the economic instability in Asia will have a material adverse effect on the Company's business, financial condition, or results of operations.


GROSS PROFIT

Gross profit margin decreased to 41.9% for the three months ended December 31, 1997 from 45.5% for the three months ended December 31, 1996. The decrease was primarily attributable to lower average unit prices associated with high volume contracts, fluctuations in test yields for RFIC's in the early stages of production and the initial higher costs for newly developed power amplifier packages. For the nine months ended December 31, 1997, the gross profit margin increased to 45.8% from 44.2% for the nine months ended December 31, 1996. The increase was primarily attributable to increased production volumes, favorable pricing and improved manufacturing yields.

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


RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 1997 increased 44.5%, to $2.4 million compared to $1.7 million for the three months ended December 31, 1996. For the nine months ended December 31, 1997, research and development expenses increased 50.1%, to $6.6 million versus $4.4 million for the nine months ended December 31, 1996. These increases were primarily attributable to increased salaries, recruiting expenses related to increased headcount and additional spending on mask sets, wafers and prototype assembly for both standard and custom-designed products. Research and development expenses as a percentage of total revenues increased to 18.0% for the three months ended December 31, 1997 from 16.6% for the three months ended December 31, 1996. As a percentage of revenues for the nine months ended December 31, 1997, research and development expenses were 20.1% versus 22.3% for the nine months ended December 31, 1996. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

Marketing and selling expenses for the three months ended December 31, 1997 were $1.5 million compared to $1.2 million for the three months ended December 31, 1996, an increase of 28.3%. For the nine months ended December 31, 1997, marketing and selling expenses equaled $4.3 million, compared to $2.6 million for the nine months ended December 31, 1996, an increase of 67.2%. These increases were primarily attributable to increased salaries, and recruiting expenses related to increased headcount and to increased travel and marketing literature expense. Marketing and selling expenses as a percentage of revenue for the three months ended December 31, 1997 decreased to 11.4% from 11.9% for the three months ended December 31, 1996. For the nine months ended December 31, 1997, marketing and selling expenses were 13.2% of revenues, nearly the same as in the nine month period ended December 31, 1996.


GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended December 31, 1997 were $660,000 compared to $495,000 for the three months ended December 31, 1996, an increase of 33.3%. For the nine months ended December 31, 1997, general and administrative expenses rose 78.9%, to $1.7 million, up from $960,000 for the nine month period ended December 31, 1996. These increases were attributable primarily to increased salaries and benefits related to headcount increases, as well as additional recruiting and accounting expenses and other costs associated with being a public company. General and administrative expenses as a percentage of revenues increased to 5.0% for the three months ended December 31, 1997 from 4.9% for the three months ended December 31, 1996. As a percentage of revenues, general and administrative expenses increased to 5.2% for the nine month period ended December 31, 1997 from 4.9% for the nine month period ended December 31, 1996.


OTHER INCOME, NET

Other income, net, for the three months ended December 31, 1997 increased to $157,000 compared to $30,000 for the three months ended December 31, 1996. For the nine months ended December 31, 1997, other income, net, increased to $819,000 from the $109,000 for the nine months ended December 31, 1996. These increases resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering.


INCOME TAX EXPENSE

The effective tax rate for the three months and the nine months ended December 31, 1997 was 1.7% and 2.0% respectively, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months and nine months ended December 31, 1997 was approximately $20,000 and $64,000, respectively. For the three and nine month periods ended December 31, 1996, income tax expense totaled $75,000 for both periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. The Company completed its initial public offering in June 1997, and raised approximately $37.8 million, net of offering expenses. As of December 31, 1997, the Company had working capital of approximately $41.1 million, including $20.1 million in cash and cash equivalents.

Cash used by operating activities for the nine months ended December 31, 1997 was $15.4 million. The cash used by operating activities was primarily attributable to an increase in inventories and accounts receivable, partially offset by net income of $3.1 million and an increase in accounts payables of $2.2 million. The $1.6 million in cash used by operating activities for the nine months ended December 31, 1996 was attributable primarily to a $3.2 million increase in inventories, partially offset by increases in accounts payable and accrued liabilities.

The $16.0 million of cash used by investing activities for the nine months ended December 31, 1997 was related primarily to expenditures associated with the construction of the Company's GaAs HBT wafer fabrication facility, and for wafer fabrication and general corporate capital equipment requirements. The $2.3 million of cash used by investing activities for the nine months ended December 31, 1996 was used for the purchase of capital equipment.

The $49.3 million of cash provided by financing activities for the nine months ended December 31, 1997 related primarily to the issuance of common stock in the Company's initial public offering, totaling $37.8 million, as well as a reduction in restricted cash of $12.3 million set aside for the purchase of wafer fabrication-related expenditures. The $15.4 million of cash provided by financing activities for the nine months ended December 31, 1996 related primarily to the net proceeds from long-term debt and proceeds from the issuance of preferred stock offset by an increase in restricted cash.

The Company believes that its current cash and cash equivalent balances, together with cash anticipated to be generated from sales revenues and financing arrangements, will satisfy the Company's projected working capital and capital expenditure requirements through the end of fiscal 1998. However, the Company expects that it may need to raise additional equity or debt financing during fiscal 1999 to finance a portion of the cost of the new fabrication facility and other corporate requirements. There can be no assurance that additional financing will not be required prior to such time, or that any additional equity financing will not be dilutive to the holders of the Company's common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


FACTORS AFFECTING FUTURE RESULTS

RISKS AND UNCERTAINTIES

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including probable variability in the Company's quarterly operating results, dependence on a limited number of customers, manufacturing capacity constraints, dependence on TRW Inc. as a supplier of GaAs HBT wafers, risks associated with the Company's on-going construction and proposed operation of a wafer fabrication facility, and economic turmoil in Korea and other Asian-Pacific countries or other areas of the world, as well as other risks. These and other risks and uncertainties are described in the Company's Prospectus dated June 3, 1997, included in the Company's Registration Statement on Form S-1 (File No. 333-22625). These risks and uncertainties could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.


PART II - OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective Date of the Company's
     Registration Statement:                         June 3, 1997

     Commission File Number:                         333-22625

     Date the Offering Commenced:                    June 3, 1997

     Names of Managing Underwriters:                 NationsBanc Montgomery
                                                      Securities, LLC
                                                     Hambrecht & Quist
                                                     Oppenheimer & Co., Inc.

     Class of Securities Registered:                 Common Stock

     Amount Registered by Company:                   3,455,550 shares

     Amount Registered by Selling Shareholders:         37,000 shares

     Amount Sold by Company:                         3,000,000 shares (6/6/97)

                                                       455,550 shares (6/12/97)

     Amount Sold by Selling Shareholders:               37,000 shares

     Aggregate Price of Offering Amount
         Registered and Sold by Selling Shareholders:  $   444,000

     Aggregate Price of Offering Amount
         Registered and Sold by Company:               $41,466,600

         Underwriting Discounts and
         Commissions Paid by Company (1):              $ 2,902,662

         Finder's Fees:                                $         0

         Expenses Paid to or for Underwriters:         $         0

         Other Expenses Paid by Company (1)(2):        $   808,000

              Total Expenses Paid by Company (1)(2):   $ 3,710,662

     Net Offering Proceeds to Company:                 $37,755,938

     Use of Net Offering Proceeds:





                                                         PAYMENTS TO DIRECTORS,
                                                      OFFICERS, 10% SHAREHOLDERS,           PAYMENTS
                   TYPES OF USE                       AND AFFILIATES OF ISSUER (3)       TO OTHERS (3)
Construction of Plant, Building, and Facilities                                   $0             $5,977,800
Purchase/Install of Machinery and Equipment                                       $0            $16,878,500
Purchase of Real Estate                                                           $0             $1,933,900
Acquisition of Other Businesses                                                   $0                     $0
Repayment of Indebtedness                                                         $0               $645,000
Officers/Directors Compensation                                             $492,400                     $0
Product Development                                                               $0             $5,095,200
Sales, Marketing, and Administration                                              $0             $4,581,400
Working Capital                                                           $1,613,800               $537,900
Temporary Investments - Treasury Bills                                            $0                     $0
                       TOTAL                                              $2,106,200            $35,649,700





(1) Does not include any direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent (10%) or more of any class of equity securities of the issuer; or to affiliates of the issuer.

(2)      This amount represents a reasonable estimate.

(3)      All amounts shown are a reasonable estimate.







 ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 27.1    Financial Data Schedule

     (b) Report on Form 8-K

     The Company did not file any reports on 8-K during the three months ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     RF Micro Devices, Inc.

     Dated:  February 10, 1998                     /s/   David A. Norbury
                                                   ----------------------------
                                                   DAVID A. NORBURY
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)





     Dated:  February 10, 1998                     /s/   William A. Priddy, Jr.
                                                   -----------------------------
                                                   WILLIAM A. PRIDDY, JR.
                                                   Vice President, Finance and
                                                   Administration and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)