Form 10-K
period 1998-03-28
RF MICRO DEVICES INC
filed 1998-06-29
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 28, 1998

                         Commission file number 0-22511

                             RF Micro Devices, Inc.
             (Exact name of registrant as specified in its charter)

                                   56-1733461
                      (I.R.S. Employer Identification No.)

                                 North Carolina
         (State or other jurisdiction of incorporation or organization)

                   7625 Thorndike Road
                Greensboro, North Carolina                    27409-9421
         (Address of principal executive offices)             (Zip code)

                                 (336) 664-1233
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $107,366,479 as of June 15, 1998. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 16,141,141 shares of registrant's common stock outstanding as of June 15, 1998.

                       Documents Incorporated by Reference

Certain portions of the registrant's proxy statement with respect to the 1998 annual meeting of shareholders of the registrant have been incorporated by reference herein.

         Item 1 of this Form 10-K, entitled "Business," and Item 7 of this Form 10-K, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that relate to the Company's future plans, objectives, estimates and goals. Forward-looking statements are inherently uncertain and actual results could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements should be considered in the context of the business risks set forth below in Item 1 of this report.

         The Company uses a 52 or 53 week fiscal year ending on the Saturday closest to March 31 of each year. Each of the 1996, 1997 and 1998 fiscal years was a 52 week year. The Company's other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Form 10-K (including the Financial Statements and Notes thereto), each fiscal year is described as having ended on March 31 and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.

                                     Part I

Item 1.  Business

Introduction

         RF Micro Devices, Inc. (the "Company" or "RFMD") designs, develops, manufactures and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communication services ("PCS"), cordless telephony, wireless local area networks ("WLANs"), wireless local loop ("WLL"), industrial radios, wireless security and remote meter reading. The Company offers a broad array of products, including amplifiers, mixers, modulators/demodulators and single chip transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), silicon bipolar transistor and, to a lesser extent, gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET").

         TRW Inc. ("TRW"), which is the Company's largest shareholder, manufactured all of the Company's GaAs HBT products until June 1998 and has granted the Company a license to use its GaAs HBT process to design and manufacture products for commercial wireless applications. The Company has recently begun manufacturing its own GaAs HBT products under this license at its new wafer fabrication facility. The Company's GaAs HBT power amplifiers and small signal devices have been designed into advanced subscriber equipment manufactured by leading original equipment manufacturers ("OEMs") such as Nokia Mobile Phones Ltd. ("Nokia"), Hyundai Electronics Industries Co. Ltd. ("Hyundai"), Phillips Consumer Communications, L.P. ("Phillips"), Motorola, Inc. ("Motorola") and LG Information and Communications, Ltd. ("LGIC"). The Company also offers silicon and GaAs MESFET components through a delivery strategy called Optimum Technology Matching(R) to complement its GaAs HBT products. Optimum Technology Matching(R) allows the Company to offer RFIC solutions, on a component-by-component basis, that best fulfill OEMs' performance, cost and time-to-market requirements.

Industry Background

         The wireless communications industry has grown rapidly over the past decade as cellular, paging, PCS and other emerging wireless communications services have become widely available and increasingly affordable. Technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum have helped fuel this growth worldwide and have led not only to the development of competing wireless communications services, but also to the development of new and emerging wireless applications, including second generation digital cordless telephony, wireless LANs, WLL, wireless security and remote meter reading. As wireless usage grows, wireless service providers continue to improve the quality and functionality of the services they offer and seek to offer greater bandwidth for increased capacity.

         To expand capacity from first generation cellular communications networks, certain national governments have made available less congested frequency bands for new wireless communications services. In the United States, the Federal Communications Commission (the "FCC") has allocated and auctioned 10 MHz and 30 MHz portions of spectrum in the 1850 to 1990 MHz range for PCS, and allocated broad band spectrum in the 2.4 GHz range for wireless LANs. Capacity and functionality also are being addressed by the wireless industry's movement from wireless networks that use analog signal modulation techniques to wireless networks that use digital signal modulation techniques. As compared to analog technologies, digital technologies generally provide improved signal quality, facilitate the transmission of both voice and data and improve capacity by allowing the transmission of more information in a smaller amount of frequency space. These digital technologies place a premium on linear power amplification, which can translate into higher quality signals.

         The wireless communications markets are characterized by a proliferation of different air interface signal transmission standards in different parts of the world, including analog standards, such as Advanced Mobile Phone Service ("AMPS") and Total Access Communications Systems ("TACS"), digital standards, such as Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA"), and certain hybrid standards. For PCS, the FCC has approved seven different air interface standards. The handsets designed for each air interface standard generally require unique RF and baseband integrated circuit solutions that must be designed to meet the demands of subscriber equipment users for greater functionality, smaller and lighter equipment, longer battery life and better security, all at reduced costs.

         RF Overview

         A typical subscriber device for wireless personal communications, such as a handset, contains digital, baseband and RF components. Digital components control the overall circuitry and encrypt the voice or other data intended for transmission and reception, while baseband components are used to process signals into or from their original electrical form (low frequency analog voice or data). RF components, such as amplifiers, mixers, attenuators, switches, modulators, demodulators, oscillators and frequency synthesizers, convert, switch, process and amplify the high frequency signals that carry the information to be transmitted or received.

         In early generations of wireless communications equipment, individually packaged discrete components were mounted on circuit boards to form complex circuits used to transmit and receive RF signals. Size, reliability and cost concerns ultimately led to a move from discrete devices to silicon-based integrated circuits. The use of silicon integrated circuits in high frequency wireless technologies, however, has been limited because of decreased operating performance generally at frequencies higher than approximately 1 GHz. In particular, at high frequencies silicon integrated circuits consume more power, have relatively high noise and distortion parameters and create excess heat.

         Within the last decade, GaAs semiconductor technology has emerged as an effective alternative or complement to silicon technology in many high performance RF applications. GaAs has inherent physical properties that allow electrons to move up to five times faster than in silicon, which permits the manufacture of GaAs devices that operate at much higher speeds than silicon devices or at the same speeds with lower power consumption. This is particularly important in battery powered portable applications such as handsets. Moreover, the semi-insulating GaAs substrate significantly reduces some of the unwanted parasitic effects of the conductive silicon substrate that cause its performance to degrade at high frequencies.

         GaAs integrated circuits were first implemented using a type of transistor known as MESFET. While GaAs MESFET integrated circuits have become accepted for many high frequency applications, these devices have certain limitations. In particular, for power amplifiers used in digital systems, it is important to have a linear signal (i.e., one that is not altered or distorted when amplified). It is difficult for GaAs MESFET devices to meet high linearity performance criteria without sacrificing other performance criteria. In addition, GaAs MESFET power amplifiers generally require both a positive and negative power supply for power stages, which requires the inclusion of additional components or circuitry and a corresponding increase in device size and complexity. Moreover, the lateral structure of GaAs MESFET devices hinders the ability to shrink the device size to enhance manufacturing yields and reduce costs. A different type of GaAs transistor known as an HBT, which has been used in military and space applications over the past decade, has emerged recently in commercial RF applications.

         The Company's GaAs HBT products include power amplifiers and small signal devices that have been designed into advanced subscriber handsets manufactured by leading OEMs such as Nokia, Hyundai, Phillips, Motorola and LGIC. The Company believes that GaAs HBT components offer benefits over GaAs MESFET devices in comparable applications in a number of ways, including speed, efficiency, the ability to operate at high frequencies, lack of signal distortion, complexity and size.

Strategy

         The Company's objective is to be the leading worldwide supplier of RFICs for a broad range of commercial wireless applications. To meet this objective, the Company has developed a focused strategy, the key elements of which include:

                  Focus on Wireless Markets. Since the Company's formation in 1991, it has focused its efforts almost exclusively on the design, development and sale of RFICs to participants in the commercial wireless markets. The Company has developed and sold integrated circuits for a broad range of applications within these markets, including cellular and PCS, cordless telephony, industrial radios, wireless LANs, WLL, wireless security and wireless utility meter reading.

                  Offer a Wide Range of RF Products. The Company offers a full line of products that include power amplifiers, low noise amplifiers/mixers, quadrature modulators/demodulators and single chip transceivers. For cellular and PCS applications, the Company offers products addressing virtually all of the analog and digital air interface standards. The Company's design engineering staff has developed proprietary design and fabrication modeling techniques and tools to enable the Company to deliver state-of-the-art integrated circuit designs that meet its customers' stringent technical specifications. In response to interest expressed by certain of the Company's customers, the Company also intends to offer certain RFICs in a "modular" package that, in addition to the Company-designed integrated circuit, includes passive components, such as filters and resistors, that are commonly incorporated into end-user devices.

                  Leverage GaAs HBT Capabilities. The Company believes that its GaAs HBT expertise allows it to deliver high efficiency, high performance components such as linear power amplifiers and low noise amplifiers to the wireless communications markets. As the Company improves its design and manufacturing of GaAs HBT components, it will seek to incorporate GaAs HBT technology in other RF components in an effort to improve the price performance characteristics of its products.

                  Expand Manufacturing Capacity. In June 1996, the Company entered into a strategic relationship with TRW in order to provide GaAs HBT components. As a part of this relationship, TRW has expanded its GaAs HBT manufacturing capacity. In addition, the Company recently completed construction of an approximately 64,000 square foot fabrication facility and has begun fabricating its own GaAs HBT wafers using TRW's proprietary GaAs HBT and related wafer fabrication technologies. This facility become operational in June 1998, and the Company is in the process of qualifying products manufactured there with its customers. See "-- Business Risks -- Operation of Fabrication Facility" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The Company believes that operating its own GaAs HBT wafer fabrication facility will improve its ability to respond to customer demand for GaAs HBT products and will provide it with greater opportunities to enhance product and process quality and reliability.

                  Maintain Diversification in Process Technologies. While attempting to leverage its GaAs HBT capabilities, the Company also intends to expand its line of silicon-based RFICs and to increase substantially the portion of overall revenues represented by sales of silicon products. As a part of this strategy, in March 1998, the Company entered a multi-year agreement with International Business Machines Corporation ("IBM") that provides for expanded development, manufacture and sale of custom RFICs by the Company using IBM's advanced Blue Logic silicon process technology. The Company has developed more than 50 RFICs using this technology, and in May 1998 released the RFMD Silicon Innovations Designer's Handbook, a catalog featuring this new generation of silicon-based RFICs. These products cover three major application groups: CDMA telephones (both 800 MHz and PCS applications), transceivers for ISM bands up to 2.5 GHz and general purpose amplifiers.

                  Maintain Balanced Product Mix. The Company strives to maintain a balance between custom and standard products. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products normally are manufactured on an exclusive basis for the originating customer for a negotiated period of time. Once exclusivity periods expire, the Company attempts to migrate custom products rapidly into the standard product category in order to broaden its customer base and leverage its design and product development expenditures.

Markets

         The Company designs, develops and markets its products to both domestic and international OEMs for commercial applications in the wireless markets, including cellular and PCS handsets, cordless telephony, industrial radios, wireless LAN equipment, WLL handsets, wireless security systems and wireless utility meter reading systems.

         Cellular Telephony and Personal Communication Services

         In cellular and PCS applications, calls are placed through hand held subscriber devices by establishing a connection with a base station via RF channels. While the initial PCS services are comparable to cellular telephony, as PCS becomes more widely deployed, it is expected that a subscriber will be able to use a single small, lightweight handset and a single phone number for all calls in the home, office or elsewhere with relatively seamless routing.

         Cordless Telephony

         Cordless telephones are moving from first generation analog phones operating at low (46-49 MHz) frequencies to digital cordless phones operating at higher frequencies. In the United States, new phones operating in the 902-928 MHz frequency range use spread spectrum modulation to provide improved range and voice quality, less interference and greater security. In Western Europe, the Digital European Cordless Telephone, which operates in the 1880-1900 MHz frequency range, has been successfully introduced, and in Japan the Personal HandyPhone System ("PHS") was introduced in July 1995. PHS operates at the 1895-1907 MHz frequency range and acts as a cordless telephone while at home, a wireless PBX extension at the office, and a low mobility cellular-like phone elsewhere.

         Wireless Local Loop Systems

         A WLL system is a fixed location wireless communications system in which the end user is connected to the local telephone company's central switch via a wireless connection. WLL systems employ simplified cellular or PCS technology. The absence of high speed mobility, roaming or intercell handoff requirements make the infrastructure and operating costs of WLL systems significantly lower than traditional wired and cellular systems. WLL systems can be rapidly deployed, even in difficult terrain areas, and are easily scalable.

         Wireless Networks

         Wireless networking involves the transmission and reception of data such as e-mail, faxes and computer files by desktop and portable computers via wireless RF links rather than wired lines. Network coverage ranges from wireless LANs, which might be found within a business or single building, to metropolitan area networks, which would be limited to a defined metropolitan or geographic area, to wide area networks, which connect individuals and work groups over larger geographic areas.

         Industrial Radios

         Industrial digital radios are trunked radio networks that transmit voice communications from one location to another (point-to-point) and from one location to many locations (point-to-multipoint). Industrial radios are primarily used by law enforcement officers and in other public safety applications.

         Other Markets

         The Company also supplies custom components for other applications in wireless markets, such as wireless security systems and wireless utility meter reading systems, and is pursuing other emerging wireless markets, including enhanced two-way paging, wireless environmental monitoring devices, interactive toys and wireless handheld devices used for point-of-sale, bar coding and other applications. The Company also pursues opportunities to leverage the technological advantages of its RF components by identifying applications in other markets. For example, the Company has applied its RF power amplifier design expertise to develop high performance power line amplifiers for the cable television ("CATV") market and markets various GaAs HBT and MESFET components for satellite and microwave communications applications. In addition, certain of its components, such as gain blocks and attenuators, are used for instruments and in other non-wireless applications.

Products and Applications

         The Company offers a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom orders are normally manufactured on an exclusive basis for a negotiated period. Once exclusivity periods expire, the Company attempts to convert custom products into standard products to broaden its customer base and leverage its design and product expenditures. At March 31, 1998, the Company offered 129 products, and 80 additional products were in various stages of development. Set forth below is a list of the Company's current products by category, the number of products in each category, the semiconductor process technology used to fabricate such products and the types of OEM devices into which such products are incorporated.


--------------------------------------------------------------------------------------------------------
                              No. of
Product Category              Products    Fabrication Technology     End User Devices
--------------------------------------------------------------------------------------------------------
Power Amplifiers                  38      HBT; Silicon               Cellular Handset, Wireless Local
                                                                     Loop, Basestations, Wireless
                                                                     Local Area Networks
--------------------------------------------------------------------------------------------------------
Quadrature                        16      HBT; Silicon               Cellular Handsets, Basestations,
Modulators/Demodulators                                              Point-to-Point Links, Military
                                                                     Radios
--------------------------------------------------------------------------------------------------------
Low Noise Amplifiers/Mixers       19      HBT; Silicon               Cellular Handsets; Wireless
                                                                     Microphones
--------------------------------------------------------------------------------------------------------
IF Components                     10      Silicon                    Cellular Handsets, Wireless
                                                                     Meter Reading Systems
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Gain Blocks                       23      HBT; Silicon               Point-to-Point Links; Wireless
                                                                     Local Loop
--------------------------------------------------------------------------------------------------------
Transceivers                      18      Silicon; MESFET            Wireless Security; Cordless
                                                                     Telephones; Wireless Meter
                                                                     Reading; Misc. Consumer Products
--------------------------------------------------------------------------------------------------------
Attenuators/VCA                    5      Silicon; MESFET            Cellular Basestations;
                                                                     Point-to-Point Links
--------------------------------------------------------------------------------------------------------


         Power Amplifiers

         Power amplifiers provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. Power amplifiers operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. Power amplifiers are often the most critical RF component for a number of reasons. They frequently are the most expensive component and are difficult to design and implement. In addition, power amplifiers normally use the greatest amount of battery power in a handset, which impacts talk time, and they generally dissipate the greatest amount of heat. The Company's GaAs HBT power amplifiers offer low distortion, small size, high efficiency and improved linearity, and they are able to operate from a single polarity power source.

         Quadrature Modulators/Demodulators

         Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with an RF signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received RF signals and recovering the embedded digital information for further processing. The Company believes its GaAs HBT process technology produces quadrature modulators/demodulators with superior amplitude and phase balance.

         Low Noise Amplifiers/Mixers

         A low noise amplifier (LNA) is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies such signals by a factor of approximately 10 to 1,000 times with the addition of as little "white noise" as possible. In general, the less noise added by a LNA, the weaker the signal it can process. LNAs are commonly integrated into circuits with mixers (also referred to as "down-mixers" or "down converters"), and this combination generally is referred to as a "receiver front end." Mixers accept the filtered output from the LNA, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower frequency (IF) signal, which is easier to process.

         IF Components

         In a typical handset, high frequency RF signals are converted into lower frequency IF signals by the LNA/Mixer and then to baseband in the receive functions. In the transmit function, baseband inputs (e.g., voice) are converted from analog to digital form and processed through the IF range to the higher RF frequency before transmission through the antenna. RFMD's IF devices include digitally controlled IF amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for IF-to-baseband conversion in the receive mode.

         Gain Blocks

         Gain blocks are simple general purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal's strength has been diminished by processing through a filter or other component.

         Transceivers

         Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. Because this degree of integration generally results in some performance compromises, single chip transceivers tend to be used in cost-sensitive applications where performance is less critical.

         Attenuators

         An attenuator is a device that reduces the level of an input signal by controllable amounts. RFMD's attenuators are programmable through use of an external analog or digital control signal to reduce signals to desired levels with minimal noise and signal loss when the device is not active. Like gain blocks, attenuators have many applications both within and outside the wireless markets.

Customers

         The following table identifies, by market, customers of the Company that have generated revenues for the Company of greater than $50,000 during fiscal 1998. Such customers are listed in alphabetical order.

Cellular Handsets
-----------------
LG Information and Communications, Ltd.
Hyundai Electronics Industries Co. Ltd.
Maxon Electronics, Ltd.
Nokia Mobile Phones, Ltd.
Pantech Co., Ltd.
Phillips Consumer Communications, L.P.
Samsung Electronics Co., Ltd.

Wireless Data
-------------
Lucent Technologies Inc.
Research in Motion Ltd.

Base Stations
-------------
Motorola, Inc.
Powerwave Technologies, Inc.
SCI Systems, Inc.
Spectrian Corporation

Other Wireless Applications
---------------------------
Digital Security Controls, Ltd. (wireless security systems)
Lucent Technologies Inc. (cordless telephones)
Motorola, Inc. (CATV; industrial radios)
Northern Telecom Limited (WLL handsets)
Shure Brothers Inc. (wireless microphones)

         For information with respect to export sales by geographic area, see
Note 2 of Notes to Financial Statements.

         The Company, TRW and Nokia have agreed in principle to cooperate to develop and supply Nokia with RFICs that are manufactured using TRW's GaAs HBT processes. The arrangement contemplates that the Company and Nokia will negotiate separate agreements to address the development and supply of each component. Pursuant to the arrangement, the Company has agreed to provide Nokia with access to certain RFIC technologies and to its GaAs HBT wafer fabrication facility, and Nokia has agreed to provide the Company with rights to bid for and supply Nokia's requirements for certain RFICs.

         Pursuant to this arrangement and separate agreements, the Company has developed a number of RFICs and supplied them to Nokia in commercial quantities. For the year ended March 31, 1998, sales to Nokia were approximately $19 million, representing approximately 42% of the Company's revenues.

         The agreement in principle among the Company, TRW and Nokia can be terminated without penalty by any of the parties for any reason. This arrangement does not obligate Nokia to purchase any additional products from the Company, and there can be no assurance that Nokia will remain a significant customer of the Company or that this relationship will continue. See "-- Business Risks -- Relationship with Nokia."

Sales and Marketing

         The Company sells its products worldwide directly to customers as well as through a network of 10 domestic sales representative firms and 17 foreign sales representative firms. The Company selects its domestic and foreign representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. The Company provides ongoing training to its representatives to keep them knowledgeable of the Company's products. The Company maintains an internal marketing organization that is responsible for developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences.

         The Company believes that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the wireless communications industry. The Company's Marketing application staff interacts with customers during all stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. The Company assigns to its largest customers a contract account manager who maintains regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. The Company believes that maintaining close contact with customers improves their level of satisfaction and enables the Company to anticipate their future product needs.

Manufacturing, Packaging and Testing

         The Company's manufacturing cycle consists of semiconductor wafer fabrication, assembly and packaging and final product testing. The Company recently began manufacturing GaAs HBT products at its new wafer fabrication facility and also uses independent foundries located in the United States to manufacture its products. The Company currently uses two independent foundries to supply its silicon-based product requirements and one independent foundry to supply its GaAs MESFET devices. The Company purchases a significant portion of its GaAs HBT wafers from TRW. See "-- Strategic Relationship with TRW." Although the Company's new wafer fabrication facility recently became operational, the Company will continue to rely on independent foundries for the manufacturing of a substantial portion of its products for the foreseeable future. This reliance involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. See "-- Business Risks --Dependence on TRW" and "-- Dependence on Third Parties."

 In June 1998, the Company completed the first phase of an approximately 64,000 square foot fabrication facility adjacent to its primary facility in Greensboro, North Carolina to fabricate four-inch diameter GaAs HBT wafers using technologies licensed from TRW. This first phase, at a cost of approximately $40 million, involved construction of the building shell, installation and certification of an approximately 10,300 square foot clean room and the purchase or lease and installation of the required fabrication equipment. The Company has completed the transfer of TRW's manufacturing process and begun commercial wafer production, and is in the process of qualifying RFICs manufactured at the facility with its customers. Production at the facility is expected to increase throughout fiscal 1999 as additional customers qualify the Company's fabrication and additional components are manufactured. The second phase, currently under construction involves completion of the transfer of TRW's molecular beam epitaxial ("MBE") process for producing wafer start material and expansion of wafer fabrication capacity. This phase is budgeted at approximately $30 million and includes an approximately 6,000 square foot expansion to the clean room and the purchase or lease and installation of additional production equipment. The commencement and completion of the second phase of the fabrication facility are dependent on a number of factors, including the availability of necessary capital and the ability of the Company to complete successfully the transfer of TRW's MBE processes, as well as other factors both within and outside the control of the Company. See "-- Business Risks -- Operation of Fabrication Facility," "-- Adoption of GaAs HBT Components," "-- Need for Additional Capital" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company maintains an inventory of certain standard products based on its internal forecasts of expected demand for such products. For custom-designed products, designs of the Company's products are verified by both the Company and the customer before orders for production wafers are placed. Upon receipt of orders from an OEM, the Company schedules production based on order size, customer delivery requirements, production schedules and other production considerations. The Company's GaAs HBT products are subject to supply constraints as discussed under "-- Business Risks -- GaAs HBT Capacity Constraints" and "-- Dependence on TRW."

         The Company currently uses five vendors located in Asia and one vendor located in the United States to package and assemble its products. All of such vendors are certified to applicable ISO 9000 series specifications, which means that their operations have in each case been determined by independent examiners to comply with certain internationally developed quality control standards. The Company qualifies and monitors assembly contractors based on cost and quality. Such contractors typically provide the Company with per-unit pricing. The Company has encountered packaging quality problems with certain of such vendors, particularly with regard to GaAs products, which generally are more brittle than silicon-based products and therefore more susceptible to breakage.

         In particular, the Company took non-recurring charges in the fourth fiscal quarter ending March 31, 1998 of approximately $4,550,000 to cover product returns and the establishment of inventory reserves for products with packaging-related problems. The packaging problem was confined to sales to one of the Company's significant customers during a clearly identified assembly timeframe and, based on the Company's failure analyses, was an unexpected result of process changes intended to improve assembly yields that were initiated by the packaging vendor. Improvements subsequently coordinated with the Company and implemented by the vendor have resolved the problem and the parts have been requalified to the satisfaction of the Company and its customer. In addition, the Company experienced quality problems with parts packaged by a second vendor during fiscal 1998 and has since ceased to use such vendor's services. The Company has taken steps to improve the reliability of packaging quality, including the recent hiring of a Vice President of Quality, the expansion of its in-house package testing and qualification line and the employment of additional packaging engineers to engage in both package testing and the development of new packaging designs; however, there can be no assurance that the Company will not experience additional packaging quality problems in the future. The Company believes that it will have to continue to monitor closely its vendors as production volumes increase. See "-- Business Risks -- Variability in Production Yields," "-- Dependence on Third Parties" and "-- International Sales and Operations."

Strategic Relationship with TRW

         In June 1996, the Company and TRW entered into a broad strategic relationship based on several agreements that evidence an investment by TRW in RFMD, a technology license from TRW to the Company (the "License Agreement") and a supply arrangement between the parties (the "Supply Agreement"). As a part of such alliance, TRW provided the Company with $15 million of equity and debt financing and became a significant shareholder in the Company. The key goal of the Company in entering into this alliance was to enable the Company to construct a four-inch wafer fabrication facility to manufacture products using GaAs HBT technologies developed by TRW and licensed to the Company.

         Pursuant to the License Agreement, TRW has granted to the Company fully paid up, royalty-free, worldwide licenses with respect to certain of TRW's existing and future GaAs HBT patent rights and MBE process patent rights, in each case with accompanying know-how and technical information, to design, develop, manufacture, market, service and repair certain existing products of the Company and any GaAs HBT product in which the emitter of the GaAs HBT has a width of one to three microns, in either case provided such products are for commercial wireless communications applications and operate on signals having a frequency of less than 10 GHz. The license with respect to the GaAs HBT rights became effective in June 1996, and the MBE license became effective on June 15, 1998, the date agreed upon by the Company and TRW as the point at which the Company's wafer fabrication facility became operational. Subject to TRW's right to use the licensed technology to fulfill existing contractual obligations and to provide to customers on an ongoing basis certain specified foundry services, both licenses are exclusive as to all persons including TRW, but may be made non-exclusive at the option of TRW if the Company fails to meet certain revenue goals. See "-- Business Risks -- Dependence on TRW."

         TRW also granted non-exclusive licenses to the Company to use certain of its existing GaAs HBT rights and MBE rights for the development and sale of certain of the Company's existing products for applications other than commercial wireless communications or that operate on signals having a frequency of 10 GHz or more. The License Agreement provides that TRW will offer to the Company, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998, which is the date on which the Company's wafer fabrication facility became operational. The Company has agreed to share with TRW any modifications or improvements that it makes in the technology or the products developed therefrom, and to grant TRW a non-exclusive, royalty-free license to use such modifications or improvements in applications outside the Company's field of use. The licenses granted pursuant to the License Agreement are granted without representation or warranty as to validity or noninfringement. Upon any termination of the License Agreement for default, whether due to the default of the Company or otherwise, the Company's rights to TRW's technologies would cease. See "-- Business Risks -- Dependence on TRW."

         Under the terms of the Supply Agreement, the Company has agreed to purchase from TRW, and TRW has agreed to sell to the Company, certain minimum quantities of three-inch GaAs HBT processed wafers and four-inch GaAs epitaxial wafer starting material until December 31, 2000. The Company currently is purchasing from TRW quantities of wafers in excess of the minimum number required to be delivered by TRW to the Company under the Supply Agreement, and the Company believes that it will continue to seek to purchase from TRW quantities of wafers in excess of the amounts required to be supplied under such contract. See "-- Business Risks --Dependence on TRW."

         In connection with TRW's investment in the Company, the Company issued to TRW a warrant that provides for the purchase of up to 1,000,000 shares of the Company's common stock at a price of $10.00 per share. This warrant became exercisable on June 15, 1998, which was the date on which the Company's wafer fabrication facility became "operational" for purposes of the agreements between the Company and TRW, and under its terms must be exercised before September 14, 1998. Assuming the warrant is exercised, the Company intends to use the proceeds to finance in part the second phase of its wafer fabrication facility.

Research and Development

         The Company's research and development efforts are focused primarily on the development of new integrated circuit products. At March 31, 1998, there were 62 persons in the Company's research and development organization. The Company's research and development efforts also are directed at improving manufacturing processes and yields. In fiscal 1996, 1997 and 1998, the Company incurred approximately $4.2 million, $6.2 million and $8.8 million, respectively, of research and development expenses. The Company does not separately account for Company-sponsored and customer-sponsored research and development expenses.

         The market for RFICs is characterized by rapid changes in product designs and the emergence of new semiconductor technologies used to fabricate higher performance devices. Because the demand of OEMs for continual improvements in product performance is expected to increase, the Company believes that its future success depends in part on its ability to design RFICs under emerging wafer fabrication technologies that meet the cost and performance parameters of its customers.


Competition

         Competition in the markets for the Company's products is intense. The Company faces competition from several companies primarily engaged in the business of designing, manufacturing and selling silicon and GaAs MESFET RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. The Company may face future competition from companies that have or may develop GaAs HBT or other fabrication processes. In addition, the Company's current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their requirements. The Company's primary competitors include ANADIGICS, Inc. ("ANADIGICS"), Fujitsu Limited ("Fujitsu"), Hewlett-Packard Company ("Hewlett-Packard"), Hitachi, Ltd. ("Hitachi"), Motorola Inc. ("Motorola"), NEC Corp. ("NEC"), Philips N.V. ("Philips"), Raytheon Company ("Raytheon"), Rockwell International Corp. ("Rockwell"), Siemens A.G. ("Siemens") and TriQuint Semiconductor, Inc. ("TriQuint").

         The Company believes that competition within the markets for its products is driven primarily by the ability to design and deliver high performance and price competitive products in sufficient quantities and in a timely manner. Competition is also affected by the quality of customer service and technical support and the ability to design customized products that address each customer's particular requirements and cost limitations.

         Many of the Company's current and potential competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. Further, most of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. Increased competition could adversely affect the Company's revenue and profitability by causing it to reduce prices or by reducing demand for the Company's products. See "-- Business Risks -- Competition."

Intellectual Property

         It is the Company's practice to seek U.S. patent and copyright protection on its products and developments, where appropriate, and to protect its proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. The Company owns two U.S. patents for GaAs HBT power amplifiers, both of which were issued in 1997 and will expire in 2015.

         The Company relies primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to its product development and manufacturing activities. To protect its trade secrets, technical know-how and other proprietary information, the Company's employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in the employ of the Company. The Company also has entered into non-disclosure agreements to protect its confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. However, there can be no assurance that these types of agreements will effectively prevent unauthorized disclosure of the Company's confidential information, that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by others. See "-- Business Risks --Intellectual Property Claims."

         While the Company has not been involved in any patent or other intellectual property rights litigation, there can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. In the event of litigation to determine the validity of any third party's claims, such litigation could result in significant expense to the Company, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. The wireless industry is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology which is the subject of the litigation. There can be no assurance that the Company would be successful in such development or that any such license would be available on commercially reasonable terms.

Backlog

         At March 31, 1998, the Company's backlog was approximately $42.75 million, compared to approximately $19.2 million at the end of fiscal 1997. The Company includes in its backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company's backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Employees

         At March 31, 1998, the Company had 230 full-time employees. The Company believes that its future prospects will depend, in part, on its ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, software design and marketing, is limited. None of the Company's employees is represented by a labor union, and the Company has never experienced any work stoppage. The Company believes that its employee relations are good. See "-- Business Risks -- Management of Growth" and "--Dependence Upon Key Personnel."

Environmental Matters

         By virtue of operating its wafer fabrication facility, the Company is subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the RFIC manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such requirements could restrict the Company's ability to expand its facilities or require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up discharges. The Company believes that costs arising from existing environmental laws will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that the environmental laws will not become more stringent in the future or that the Company will not incur significant costs in the future in order to comply with such laws.

Business Risks

         Variability of Operating Results

         The Company has experienced and expects to continue to experience significant variability of its operating results. Future variability of operating results may be caused by a variety of factors, including, but not limited to: the ability of the Company to manufacture and deliver products in a timely and cost-effective manner at acceptable yields and in volumes sufficient to satisfy customer demands; unexpected variations in manufacturing, assembly and test yields; the ability of the Company to expand production of GaAs HBT wafers at its fabrication facility in order to achieve economies of scale; the demand for wireless subscriber equipment; the rate at which the Company's GaAs HBT and other products are adopted by customers; the timing of significant orders; the mix of products sold; changes in pricing by the Company and its competitors, customers or suppliers; the length of sales cycles for the Company's products; market acceptance of customers' products; the pattern of end-user or customer purchasing cycles; the introduction of new products, processes and technologies by the Company and its competitors; and general industry and global economic conditions.

         Due to the foregoing factors, many of which are described in more detail below, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's common stock would be materially adversely affected.

         Variability in Production Yields

         The Company's manufacturing and assembly yields vary significantly among products, depending on the complexity of a particular integrated circuit's design, the novelty of the package used and the experience of the party manufacturing or assembling the RFIC. The fabrication of RFICs, and GaAs HBT products in particular, involves precise processes that are highly complex and unique, that require advanced and costly equipment and that are being adjusted continually in an effort to improve yields and product performance. The Company expects that its customers will continue to establish demanding specifications for quality, performance and reliability that must be met by the Company's products. Defects in masks, minute impurities in materials used, contamination of the manufacturing environment, equipment failure, human error and small imperfections in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. In addition, the more brittle nature of GaAs wafers can result in higher processing losses due to breakage relative to traditional silicon-based semiconductor processes.

         Historically, the Company has experienced difficulties in achieving acceptable yields on certain new products, which has adversely affected gross margins. During the fourth quarter of fiscal 1998, the Company took non-recurring charges of approximately $4,550,000 to cover product returns and the establishment of inventory reserves for products with packaging-related problems for sale to one of the Company's significant customers. Also, in late calendar 1995 and early calendar 1996, the Company's operating results fluctuated substantially due to high material scrap caused by low manufacturing, assembly and test yields related to the Company's development of a CDMA chipset for a significant customer. There can be no assurance that the Company will not experience similar problems while developing future products.

         Because average selling prices tend to decline over time and a large portion of the Company's manufacturing costs are relatively fixed, improvements in production yields and increases in the volume of wafers produced are critical to maintaining and improving the Company's results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect operating results. There can be no assurance that the Company will be able to improve its yields in the future or that the Company will not suffer periodic yield problems such as those experienced by the Company in the past. In either case, the Company's operating results could be materially and adversely affected. See "-- Operation of Fabrication Facility" and "Dependence on Third Parties."

         Dependence on a Limited Number of Customers

         A substantial portion of the Company's revenues is attributable to custom-designed products that are designed and manufactured for specific customers. Custom products are often manufactured on an exclusive basis for the originating customer for a negotiated period of time. A relatively limited number of customers have historically accounted for a significant portion of the Company's revenues, and the identity of those customers has varied significantly from period to period. In fiscal 1998, sales to Nokia and LGIC accounted for 42% and 13% of the Company's revenues, respectively, and sales to the Company's five most significant customers in the aggregate accounted for 70% of revenues. In fiscal 1997, sales to QUALCOMM Incorporated ("QUALCOMM") and Samsung accounted for 32.1% and 23.4%, respectively, of the Company's revenues, and sales to the Company's five most significant customers in the aggregate accounted for 73.0% of revenues. In fiscal 1996, sales to QUALCOMM and Cincinnati Microwave, Inc. accounted for 31.3% and 11.9%, respectively, of the Company's revenues, and sales to the Company's five most significant customers in the aggregate accounted for 60.7% of revenues. The Company expects that sales of its products to a limited number of customers will continue to account for a high percentage of its revenues in future periods. The Company also believes that some of its key customers in future periods may be different from its key customers in prior periods, and there can be no assurance that the Company will be able to replace revenues generated by former key customers in prior periods with revenues generated from existing or new customers in future periods.

         Operation of Fabrication Facility

         The Company completed the first phase of an approximately 64,000 square foot wafer fabrication facility in June 1998 and has begun fabricating four-inch GaAs HBT wafers using technologies licensed from TRW. The Company expects to be able to manufacture GaAs HBT products at a cost that is less than the price paid by the Company to TRW for such products; however, there is no assurance that the Company will be able to do so. The Company is in the process of qualifying RFICs manufactured at the new facility with its customers, which is required for all products including those previously qualified by TRW at its facility. The Company expects that production levels will increase gradually throughout fiscal 1999, and it will be critical for it to manage the expansion of production while maintaining and improving line yields (the percentage of usable wafers) and product yields (the percentage of usable parts from usable wafers). Although the Company is encouraged by its progress to date, there can be no assurance that the Company will attain the necessary customer product qualifications or be able successfully to produce GaAs HBT wafers in a manner that achieves acceptable manufacturing yields or allows the Company to offer its GaAs HBT products at competitive prices. The failure or any delay by the Company to secure customer qualification of its products or to fabricate GaAs HBT wafers at acceptable manufacturing yields, costs and quality and in volumes sufficient to satisfy customer demands would have a material adverse effect on the Company's business, financial condition and results of operations.

         The operation of a wafer fabrication facility requires significant fixed costs, consisting primarily of occupancy costs, investments in manufacturing equipment, repair, maintenance and depreciation costs related to such equipment and labor costs related to manufacturing and process engineering. There can be no assurance that the Company will have revenue to offset such cost increases.

         The wafer fabrication facility's second phase, currently scheduled to begin in September 1998, involves completion of the transfer of TRW's MBE process for producing wafer start material and expansion of wafer fabrication capacity. This phase is budgeted at approximately $30 million and includes an approximately 6,000 square foot expansion to the clean room and the purchase or lease and installation of additional production equipment. The commencement and completion of the second phase of the fabrication facility are dependent on a number of factors, including the availability of necessary capital and equipment, the ability of the Company to complete successfully the transfer of TRW's MBE processes, the demand for GaAs HBT products, as well as a number of other factors both within and outside the control of the Company, and there can be no assurance that the Company will be able to complete this phase in a timely manner and on an affordable basis.

         GaAs HBT Capacity Constraints

         The Company has in the past lost customers for its GaAs HBT products as a result of its inability to meet requested delivery times and quantity requirements, and the Company believes that certain prospective OEM customers have been reluctant to use the Company's GaAs HBT products in their devices due to the Company's capacity constraints with respect to such products. Because TRW has completed an expansion of its manufacturing capacity and the Company has begun operating its own GaAs HBT wafer fabrication facility, the Company anticipates that it will no longer remain subject to capacity constraints with respect to GaAs HBT products. However, there can be no assurance that other customers will not seek alternate sources for certain high volume requirements.

         The Company has significantly increased its expense levels to support its recent growth and intends to continue to make significant investments in research and development, capital equipment and customer service and support capabilities worldwide, especially as it begins to operate its own wafer fabrication facility. These investments will make it difficult for the Company to reduce its operating expenses in a particular period if the Company's revenue goals for that period are not met. There can be no assurance that the Company will achieve a rate of growth or level of sales in any future period commensurate with its increased level of operating expenses and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on TRW

         The Company believes TRW is one of only two suppliers of commercial quantities of GaAs HBT wafers. Before commencement of production at the Company's wafer fabrication facility in June 1998, all of the Company's GaAs HBT products were fabricated by TRW using TRW's proprietary technologies. For the year ended March 31, 1998, sales of GaAs HBT products constituted approximately 81% of the Company's revenues. The Company has entered into the Supply Agreement with TRW, pursuant to which TRW is required to deliver to the Company certain minimum quantities of GaAs HBT wafers until December 31, 2000. The Company currently is purchasing from TRW quantities of wafers in excess of the minimum number required to be delivered by TRW to the Company under the Supply Agreement, and the Company believes that it will continue to seek to purchase from TRW quantities of wafers in excess of the amounts required to be supplied under such contract. Although TRW has to date allocated to the Company a substantial portion of TRW's commercial GaAs HBT wafer production, the Company nevertheless has experienced significant difficulty obtaining sufficient production capacity to meet demand for certain of its GaAs HBT products. Further, although the Company has begun fabricating its own GaAs HBT wafers using technologies licensed from TRW, the Company expects to remain dependent upon TRW as a source of GaAs HBT wafers in the future. The fabrication of GaAs HBT wafers involves highly complex and unique processes, and a failure by TRW to manufacture and deliver wafers on a timely basis, to maintain acceptable manufacturing yields, to continue to allocate to the Company a substantial portion of TRW's commercial wafer production or to successfully defend against any claim that its GaAs HBT process infringes on third parties' intellectual property rights would have a material adverse effect on the Company's business, financial condition and results of operations.

         Pursuant to the License Agreement between TRW and the Company, TRW has granted to the Company certain licenses to TRW's GaAs HBT and MBE processes used to produce certain GaAs HBT products for commercial wireless communications applications that operate on signals having a frequency of less than 10 GHz. The Company recently began manufacturing its own GaAs HBT products in commercial quantities at its wafer fabrication facility using processes covered by such licenses. Such licenses are granted without representation or warranty as to validity or noninfringement. Also, certain exclusive licenses for GaAs HBT processes that may be used to produce products for wireless communications applications may be made entirely non-exclusive by TRW if the Company fails to meet certain revenue goals. A decision by TRW to make the rights granted therein non-exclusive or a determination that its GaAs HBT processes infringe a third party's intellectual property rights would have a material adverse effect on the Company's business, financial condition and results of operations.

         Adoption of GaAs HBT Components

         Commercial applications of GaAs HBT technologies are relatively new, and certain current and potential customers of the Company may be reluctant to design wireless systems that incorporate GaAs HBT products because of perceived risks relating to GaAs HBT technology generally. Such perceived risks include product reliability, the unfamiliarity of designing systems with GaAs HBT components as compared with silicon or GaAs MESFET components, novel design requirements, unfamiliar manufacturing processes and uncertainties about the relative cost effectiveness of GaAs HBT products compared to high performance silicon-based or GaAs MESFET integrated circuits. Certain customers may be reluctant to rely on a comparatively small company such as RFMD as a sole supplier of large quantities of critical GaAs HBT components. For the year ended March 31, 1998, approximately 81% of the Company's revenues was attributable to the sale of GaAs HBT products, and the Company expects that it will remain dependent upon GaAs HBT products to generate a substantial portion of future revenues. Although the Company believes that GaAs HBT products are gaining industry acceptance, there can be no assurance that additional OEMs will design the Company's GaAs HBT products into their respective systems, that the companies that have utilized the Company's GaAs HBT products will continue to do so in the future or that GaAs HBT integrated circuit technology will achieve widespread market acceptance. Failure of GaAs HBT to become widely adopted would have a material adverse effect on the Company's business, financial condition and results of operations.

         Management of Growth

         The Company currently is experiencing a period of significant growth that has placed and will continue to place a significant strain on the Company's resources. The Company has grown from 131 employees on March 31, 1997 to 230 employees on March 31, 1998. The Company's ability to manage its growth effectively will require it to implement and improve operational and financial systems and to expand, train and manage its employee base. In particular, the Company's prospects depend upon its ability to attract qualified persons with experience in RF engineering, integrated circuit design, wafer fabrication, wireless systems and technical marketing and support. Competition for such persons is intense, and the number of persons with such experience is limited. The Company also will be required to manage multiple relationships with various customers, business partners and other third parties, such as its foundry and assembly partners. Moreover, the Company will incur significant expenses associated with its rapid growth and may incur additional unexpected costs relating to its anticipated expansion. The Company's systems, procedures or controls may not be adequate to support the Company's operations and Company management may not be able to achieve the rapid expansion necessary to exploit potential market opportunities for the Company's products. The Company's future operating results will also depend on its ability to expand its sales and marketing and research and development organizations, and expand its administrative support organization. If the Company is unable to attract qualified persons or manage growth effectively, the Company's business, financial condition and results of operations would be materially adversely affected.

         Relationship with Nokia

         The Company, TRW and Nokia have agreed in principle to cooperate to develop and supply Nokia with RFICs that are manufactured using TRW's GaAs HBT processes. The arrangement contemplates that the Company and Nokia will negotiate separate agreements to address the development and supply of each component. Pursuant to the arrangement, the Company has agreed to provide Nokia with access to certain RFIC technologies and to its GaAs HBT wafer fabrication facility, and Nokia has agreed to provide the Company with rights to bid for and supply Nokia's requirements for certain RFICs.

         Pursuant to this arrangement and separate agreements, the Company has developed a number of RFICs and supplied them to Nokia in commercial quantities. For the year ended March 31, 1998, sales to Nokia were approximately $19 million, representing approximately 42% of the Company's revenues.

         The agreement in principle among the Company, TRW and Nokia can be terminated without penalty by any of the parties for any reason. This arrangement does not obligate Nokia to purchase any additional products from the Company, and there can be no assurance that Nokia will remain a significant customer of the Company or that this relationship will continue.

         Limited Operating History and Operating Losses

         The Company was incorporated in 1991 and was in the development stage prior to the year ended March 31, 1995. The Company had net losses totaling approximately $14.4 million from the period of inception to March 31, 1996, profits of approximately $1.65 million for the year ended March 31, 1997 and a net loss of approximately $523,000 for the year ended March 31, 1998. The Company expects to incur substantial additional costs to continue the development of its fabrication facility and expansion of its operations and to design and develop new products. There can be no assurance, due to the Company's history of annual and quarterly operating losses, its planned expansion of manufacturing capacity, its dependence on third parties and the difficulty of predicting the demand for its products, among other factors, that the Company will be able to reach or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence on Third Parties

         Prior to June 1998, all of the Company's products were manufactured by independent third parties, and the Company expects to continue to rely heavily on independent third parties in the future. The Company purchases a significant portion of its GaAs HBT products from TRW, which the Company believes is currently one of only two suppliers of commercial quantities of GaAs HBT wafers. In addition, the Company currently uses two independent foundries to manufacture its silicon-based products and one independent foundry to manufacture its GaAs MESFET products. The foundry that supplies the Company's GaAs MESFET requirements is owned and operated by TriQuint, which is a competitor of the Company. Revenues generated during fiscal 1998 from the sale of GaAs MESFET products represented approximately 5% of revenues for such period. The Company relies exclusively on TriQuint for the Company's GaAs MESFET requirements, and foundry capacity for GaAs products has been difficult to obtain at times in the past. The Company is and will remain dependent on a small number of independent foundries to manufacture and deliver its products on a timely basis, to achieve acceptable manufacturing yields and to offer competitive pricing to the Company. Accordingly, the failure of such independent foundries to manufacture and deliver the Company's products on a timely basis, to allocate to the Company sufficient capacity to meet the Company's requirements, to achieve acceptable manufacturing yields or to offer competitive pricing to the Company would have a material adverse effect on the Company's business, financial condition and results of operations. Further, no assurance can be given that the Company would be able to locate other foundries to fabricate its products in the event of a loss of any other source of supply.

         The Company uses independent vendors to package all of its integrated circuits. The Company has encountered packaging quality problems with certain of such vendors, especially with regard to GaAs products. In particular, the Company took non-recurring charges in the fourth fiscal quarter ending March 31, 1998 of approximately

$4,550,000 to cover product returns and the establishment of inventory reserves for products with packaging-related problems. In addition, the Company experienced quality problems with parts packaged by a second vendor during fiscal 1998 and has since ceased to use such vendor's services. There can be no assurance that the Company will not experience packaging problems in the future. A delay or reduction in product shipment or reduced assembly yields would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Variability in Production Yields" and "-- International Sales and Operations."

         Competition

         Competition in the markets for the Company's products is intense. The Company faces competition from several companies primarily engaged in the business of designing, manufacturing and selling silicon and GaAs MESFET RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. The Company also faces competition from companies that have or may develop GaAs HBT or other new fabrication processes. In addition, many of the Company's existing and potential OEM customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Such OEMs currently may be developing, or may develop in the future, products that compete directly with the Company's products. A decision by one or more large OEM customers of the Company to design and manufacture integrated circuits internally would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects competition in the future to increase. Increased competition could result in decreased prices for the Company's products, reduced demand for the Company's products and a reduction in the Company's ability to recover development engineering costs. Any of these developments would have a material adverse effect on the Company's business, financial condition and results of operations.

         Many of the Company's current and potential customers have entrenched market positions, substantial internal manufacturing capacity, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. Most of the Company's current and potential competitors, including ANADIGICS, Fujitsu, Hewlett-Packard, Hitachi, Motorola, NEC, Philips, Raytheon, Rockwell, Siemens and TriQuint, have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors.

         Rapid Technological Change; Dependence on Development and Growth of Wireless Markets

         The Company's prospects depend upon continued development and growth of markets for wireless communications products and services, including cellular telephony, PCS handsets, wireless LANs, wireless security systems and other wireless applications. No assurance can be given regarding the rate at which the markets for such products will develop or the Company's ability to produce competitive products for such markets as they develop.

         The Company supplies RFICs almost exclusively for wireless applications. The wireless markets currently are characterized by frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. Consequently, the Company has experienced a degree of product design obsolescence. Because the demand of OEMs for improvements in product performance is expected to increase, the Company believes that its future success will depend in part upon its ability to continue to improve its product designs and to develop new products based on emerging wafer fabrication technologies. If a competing process technology emerges that permits the fabrication of integrated circuits that are superior to the RFICs fabricated under the existing processes available to the Company, and if the Company is unable to design successfully products under such technology or to develop competitive or alternative products that are economically viable and that can be delivered in sufficient product quantity to OEMs at acceptable yields, the Company's business, financial condition and results of operations would be materially and adversely affected. Competition among the Company's target customers is intense and thus many OEMs may be reluctant to implement new technologies. Further, in each of the markets in which the Company competes, prices of established products tend to decline significantly over time. Developing these enhancements, new designs and technologies requires significant investments by the Company in research and development efforts, and there can be no assurance that funds for such investments will be available when needed on acceptable terms or that such efforts will be successful.

         Need for Additional Capital

         The Company will require substantial capital to complete the second phase of its wafer fabrication facility and to fund its operations and growth. The Company's wafer fabrication facility is being developed in two phases, the first of which was completed in May 1998 at an approximate cost of $40 million and the second of which, an expansion of production capacity, is scheduled to begin in September 1998 at a budgeted cost of $30 million. The Company has used approximately $15 million of the net proceeds from its June 1997 initial public offering to finance part of the cost of constructing the first phase of the fabrication facility and has financed the remainder of this phase with cash on hand and previously obtained financing commitments. The Company's future capital requirements will depend on many factors, including whether demand for the Company's products justifies the phased expansion of its facility, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing during the second half of 1998 to finance a portion of the cost of the second phase of the fabrication facility. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

         Dependence upon Key Personnel

         The Company's success depends in part upon retaining the services of certain technical, marketing, sales and management personnel. None of the Company's employees has an employment agreement with the Company. The loss of any key personnel would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's prospects depend upon its ability to attract qualified personnel for its operations. The competition for qualified personnel is intense, and the number of persons with experience, particularly in RF engineering, integrated circuit design, wafer fabrication, wireless systems and technical marketing and support, is limited. There can be no assurance that the Company will be able to attract, assimilate or retain other skilled personnel in the future. Any inability on the part of the Company to attract or retain additional key employees or the loss of one or more of its current key employees would have a material adverse effect on the Company's business, financial condition and results of operations.

         International Sales and Operations

         Sales to customers located outside the United States accounted for approximately 24%, 42% and 50% of total revenues for fiscal 1996, 1997 and 1998, respectively. Sales to Korean customers accounted for approximately 21.3% of the Company's revenues during fiscal 1998. As a result of the recent turmoil in the Asian financial markets, certain of the Company's Korean customers have requested extensions of the payment terms for sales of products to such customers, and the Company has extended such terms. The Company has not yet experienced any collection problems with respect to amounts owed to it by such customers, although there can be no assurance that this will not occur in the future. While the economic instability in Asia has not yet adversely impacted the Company's revenues, the Company currently expects that its sales to Korean customers as a percentage of total revenues will decline during fiscal 1999 due to order delays, the possibility of order cancellations and the tightening of credit. The Company cannot predict the breadth or length of the turmoil in Asian economies or whether that turmoil will spread to other parts of the globe. Although the Company currently expects that any decrease in Korean sales will be offset by increased revenues from other customers, there can be no assurance that this will occur or that the Asian economic instability will not have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company expects that revenues derived from international sales will continue to represent a significant portion of its total revenues. International sales are subject to a variety of risks, including those arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of the Company's foreign sales are currently denominated in U.S. dollars, the Company's products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. In addition, there can be no assurance that the Company's international customers will continue to accept orders denominated in U.S. dollars. If such customers do not continue to accept orders denominated in U.S. dollars, the Company's reported revenues and earnings would become more directly subject to foreign exchange fluctuations. See Note 2 of Notes to Financial Statements.

         All of the packaging materials used to assemble the Company's integrated circuits are supplied by, and all of the Company's products are assembled by, independent circuit assembly vendors, most of which are located in Asia. Due to its reliance on such foreign suppliers and assemblers, the Company is subject to the risks of conducting business outside of the United States. These risks include unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses, tariffs and other trade barriers and restrictions, and the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company also is subject to general geopolitical risks in connection with its international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade or business relationships. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. The Company currently transacts business with its foreign assemblers in U.S. dollars and consequently the cost of the Company's packaging components, as well as assembly costs, would increase in countries with currencies that are increasing in value against the U.S. dollar. In addition, there can be no assurance that the Company's international assemblers will continue to accept orders denominated in U.S. dollars. If such assemblers do not continue to accept orders denominated in U.S. dollars, the Company's costs would become more directly subject to foreign exchange fluctuations.

         Intellectual Property Claims

         The Company's success depends in part on its ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate its business without infringing on the proprietary rights of third parties. See "-- Dependence on TRW."

         The Company may be notified in the future that it is infringing patent or other intellectual property rights of others, although there are no such pending lawsuits against the Company or notices that the Company is infringing intellectual property rights of others. No assurance can be given that in the event of such infringement, licenses could be obtained on commercially reasonably terms or that litigation will not occur. The failure to obtain necessary license or other rights or the occurrence of litigation arising out of such claims would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition to patent and copyright protection, the Company also relies on trade secrets, technical know-how and other unpatented proprietary information relating to its product development and manufacturing activities which it seeks to protect, in part, by confidentiality agreements with its employees and third parties. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

         Government Regulation of Communications Industry

         The sale of products by customers who purchase the Company's products may be materially and adversely affected by governmental regulatory policies, the imposition of common carrier tariffs or taxation of telecommunications services. Further, national governments control the allocation and use of radio frequencies and may implement regulations or take other action that directly or indirectly has a material adverse effect on the Company's business, financial condition or results of operations.

         Concentration of Stock Ownership

         Directors and executive officers of the Company and their affiliates (including TRW) collectively beneficially own approximately 43.6% of the common stock, and TRW, the Company's largest shareholder, beneficially owns approximately 32.8% of the common stock. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In connection with its investment in the Company in June 1996, TRW had granted to David A. Norbury, President and Chief Executive Officer of the Company, an irrevocable proxy to vote 2,683,930 of the 4,621,487 shares of common stock then beneficially owned by TRW. In accordance with its terms, such proxy will expire on July 15, 1998, 30 days after the date on which the Company's wafer fabrication facility became "operational" for purposes of the agreements between the Company and TRW.

         Possible Volatility of Stock Price

         The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating results, adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations or new products by the Company or its competitors, or other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations based on macroeconomic factors outside the Company's control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of the Company's common stock.

         Shares Eligible for Future Sale; Possible Adverse Effect on Market
Price

         Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for the Company's common stock and the ability of the Company to raise equity capital in the future. As of June 15, 1998, the Company had outstanding an aggregate of 16,141,141 shares of common stock. Of such shares, an aggregate of approximately 8,837,140 shares are freely tradeable without restriction or further registration under the Securities Act of 1933 (the "Securities Act"), except for any of such shares acquired by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Affiliates"). The Company believes that the holders of the remaining 7,301,001 shares are Affiliates and, accordingly, that such shares may be sold without registration only in compliance with the Securities Act (including Rule 144). As of March 31, 1998, options to purchase 1,072,139 shares of the Company's common stock were outstanding under the Company's stock option plans, with a weighted average exercise price of $5.52 per share and a weighted average remaining contractual life of 8.24 years. Of these, options to purchase 252,689 shares were exercisable at March 31, 1998, at a weighted average exercise price of $1.72 per share. At March 31, 1998, there were warrants currently exercisable into an aggregate of 41,322 shares of common stock at an exercise price of $9.00 per share; in addition, TRW holds a warrant for the purchase of one million shares of common stock at an exercise price of $10.00 per share that became exercisable on June 15, 1998 and must be exercised by September 14, 1998. The issuance of shares of capital stock to address liquidity needs of the Company or for other business purposes could also adversely affect the market price of the Company's common stock.

         Anti-takeover and Certain Other Provisions

         Certain provisions of the Company's articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions include the ability of the Board of Directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval and the requirement of supermajority shareholder approval of certain transactions with parties affiliated with the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock.

         Pursuant to an agreement among the Company, TRW and certain other shareholders of the Company, TRW has agreed to refrain until June 6, 2002 from taking certain actions affecting the control of the Company. This agreement further provides, however, that in the event of an offer by a third party to acquire all of the outstanding shares of the Company, TRW will have a 30-day period in which to make a counterproposal on the same or better terms and to have such proposal submitted to the Company's shareholders. This right could have the effect of discouraging a third party from offering to acquire all of the outstanding shares of the Company. In addition, under the terms of its credit facility with Silicon Valley Bank, the Company is prohibited from entering into mergers or acquisitions, undergoing a material change in ownership or making dispositions of assets other than in the ordinary course of business.

Item 2.  Properties

         The Company's principal administrative facility is located in a building comprising approximately 25,000 square feet in Greensboro, North Carolina. Pursuant to the lease agreement under which the Company leases this building, the Company has exercised an option to request an expansion of the facility through the construction of an adjacent additional building consisting of approximately 30,000 square feet. The term of the lease for these facilities will be fifteen years from the date of completion of this expansion, which is currently expected to occur in late calendar year 1998. The Company also leases real estate adjacent to its principal facility on which its wafer fabrication facility, consisting currently of approximately 64,000 square feet, has been constructed. The lease for the fabrication facility has a term expiring in May 2013, with two 10-year renewal options. The Company also leases approximately 17,500 square feet of commercial space in Greensboro, North Carolina that it uses for office space and storage. Such facility is leased under three leases that each expire on December 31, 1999.

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded on The Nasdaq National Market under the symbol "RFMD." The following table presents the high and low per-share sales prices of the Company's common stock for the periods indicated during 1997 and 1998, as reported by The Nasdaq National Market. The Company completed its initial public offering in the second quarter of 1997 at a price of $12.00 per share. As of June 15, 1998, there were 189 holders of record of the common stock.

                                             High                     Low
                                             ----                     ---
Quarter ended

    June 30, 1997
        (from June 3)                      $19.13                   $14.50

    September 30, 1997                      23.13                    16.13

    December 31, 1997                       18.50                    10.50

    March 31, 1998                          16.88                    10.25

For fiscal year 1998                        23.13                    10.25


         The Company has never paid dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

         On March 4, 1998, the Company issued 66,946 shares of common stock to an entity believed to qualify as an accredited investor upon the exercise of warrants held by such entity in exchange for approximately $225,000 in cash. The Company issued these shares of common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.


         Uses of Proceeds

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

         Names of Managing Underwriters:                                 NationsBanc Montgomery
                                                                          Securities, LLC
                                                                         Hambrecht & Quist
                                                                         Oppenheimer & Co., Inc.

         Class of Securities Registered:                                 Common Stock

         Amount Registered by Company:                                   3,455,550 shares

         Amount Registered by Selling Shareholders:                         37,000 shares

         Amount Sold by Company                                          3,000,000 shares (6/6/97)

                                                                           455,550 shares (6/12/97)

         Amount Sold by Selling Shareholders                                37,000 shares

         Aggregate Price of Offering Amount

                     Registered and Sold by Selling Shareholders            $      444,000

         Aggregate Price of Offering Amount
                  Registered and Sold by Company:                               $41,466,600

                  Underwriting Discounts and
                  Commissions Paid by Company (1)                                $2,902,662

                  Finder's Fees                                                          $0

                  Expenses Paid to or for Underwriters                                   $0

                  Other Expenses Paid by Company (1) (2)                           $808,000

                  Total Expenses Paid by Company (1) (2)                         $3,710,662

         Net Offering Proceeds to Company:                                      $37,755,938

         Use of Net Offering Proceeds:



                                                         Payments to Directors,
                                                      Officers, 10% Shareholders,           Payments
                   Types of Use                       and Affiliates of Issuer (3)       To Others (3)

     Construction of Plant, Building, and Facilities                $0                     $6,942,300
     Purchase/Install of Machinery and Equipment                    $0                    $16,795,000
     Purchase of Real Estate                                        $0                     $1,933,900
     Repayment of Indebtedness                                      $0                       $645,000
     Officers/Directors Compensation                          $532,100                             $0
     Product Development                                            $0                     $5,428,400
     Sales, Marketing, and Administration                           $0                     $5,479,200
                            TOTAL                             $532,100                    $37,223,800

         (1) Does not include any direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent (10%) or more of any class of equity securities of the issuer; or to affiliates of the issuer.

         (2)      This amount represents a reasonable estimate.

         (3)      All amounts shown are a reasonable estimate.



Item 6.  Selected Financial Data

         The selected financial data set forth below should be read in conjunction with the Management's Discussion of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included herein. The statement of operations data for the years ended March 31, 1996, 1997 and 1998, and the selected balance sheet data as of March 31, 1996, March 31, 1997 and March 31, 1998, are derived from, and are qualified by reference to, the Financial Statements and Notes thereto included elsewhere herein. The statement of operations data for the years ended March 31, 1994 and 1995, and the selected balance sheet data as of March 31, 1994 and March 31, 1995, are derived from the historical financial statements of the Company, which are not included herein.

                                                               Year Ended March 31, (1)
                                           ------------------------------------------------------------------
                                             1994          1995           1996           1997           1998
                                           -------       -------       --------       --------       --------
                                                         (In thousands, except per share data)
Revenues:
   Product sales                           $   574       $ 1,254       $  8,212       $ 27,852       $ 44,095
   Engineering revenue                         412           434          1,303            950          1,255
                                           -------       -------       --------       --------       --------
Total revenue                                  986         1,688          9,515         28,802         45,350

Costs and expenses:
   Cost of goods sold                          724         1,215          7,471         15,826         29,246
   Research and development                  1,553         2,836          4,245          6,178          8,761
   Marketing and selling                       808         1,180          1,817          3,760          6,220
   General and administrative                  725           620          1,226          1,391          2,528
                                           -------       -------       --------       --------       --------
Total costs and expenses                     3,810         5,851         14,759         27,155         46,755
                                           -------       -------       --------       --------       --------
Income (loss) from operations               (2,824)       (4,163)        (5,244)         1,647         (1,405)

Interest expense                               (62)          (27)           (81)          (399)          (184)
Interest income                                 40            68            137            513          1,066
                                           -------       -------       --------       --------       --------
Income (loss) before income taxes           (2,846)       (4,122)        (5,188)         1,761           (523)

Income tax expense                            --            --             --             (109)          --

                                           -------       -------       --------       --------       --------
Net income (loss)                          $(2,846)      $(4,122)      $ (5,188)      $  1,652       $   (523)
                                           =======       =======       ========       ========       ========

Net income (loss) per share:
   Basic                                   $ (4.86)      $ (7.05)      $  (8.87)      $   0.59       $  (0.04)
                                           =======       =======       ========       ========       ========
   Diluted                                 $ (4.86)      $ (7.05)      $  (8.87)      $   0.15       $  (0.04)
                                           =======       =======       ========       ========       ========

Shares used in per share calculation:
   Basic                                       585           585            585          2,778         13,509
                                           =======       =======       ========       ========       ========
   Diluted                                     585           585            585         11,215         13,509
                                           =======       =======       ========       ========       ========



                                             1994          1995           1996           1997          1998
                                           -------       -------       --------       --------       -------

Balance Sheet Data:
Cash and cash equivalents                  $ 3,341       $ 2,223       $  6,638       $  2,330       $16,360
Working capital                              3,443         2,686          7,912          7,313        34,226
Cash restricted for capital additions         --            --             --           12,358          --
Total Assets                                 4,519         4,343         13,192         36,265        93,364
Long-term debt                                --              59            153         10,829        12,524
Shareholders' equity (deficiency)           (5,047)       (9,169)       (14,357)        (9,472)       66,763

1) Each of the fiscal years ended March 31, 1994, March 31, 1995, March 31, 1996, March 31, 1997 and March 31, 1998 was a 52 week year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The Company designs, develops, manufactures, and markets proprietary RFICs for wireless applications such as cellular and PCS applications, cordless telephones, WLAN, WLL handsets, industrial radios, wireless security systems, wireless data networks, remote meter reading systems, and interactive toys. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular and PCS handsets. The Company offers a broad array of products, including amplifiers, mixers, modulators/demodulators, and single-chip transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: GaAs HBT, GaAs MESFET and silicon bipolar transistor. For the fiscal year ended March 31, 1998, 81% of the Company's revenues was derived from the sale of GaAs HBT products. The Company expects to continue to rely heavily on sales of GaAs HBT products in future periods.

Results of Operations

         The following table sets forth (i) the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated, and (ii) the percentage change in these items from year to year:


                                         For the Fiscal Year Ended March 31     Year-to-Year Changes
                                           1998        1997         1996     1997 to 1998  1996 to 1997
                                          ---------------------------------  --------------------------
Revenues                                  100.0%       100.0%       100.0%        57.5%       202.7%
Operating costs and expenses:
     Cost of goods sold                    64.5         54.9         78.5         84.8        111.8
     Research and development              19.3         21.4         44.6         41.8         45.5
     Marketing and selling                 13.7         13.1         19.1         65.4        106.9
     General and administrative             5.6          4.8         12.9         81.7         13.5
                                          -----        -----        -----        -----        -----
Total operating costs and expenses        103.1         94.2        155.1         72.2         84.0

Income/(loss)from operations               (3.1)         5.8        (55.1)      (185.3)       131.4

Other income, net                           1.9          0.3          0.6        673.7        103.6
                                          -----        -----        -----        -----        -----

Income/(loss) before income taxes          (1.2)         6.1        (54.5)      (129.7)       133.9

Income tax expense                           --         (0.4)          --           --           --
                                          -----        -----        -----        -----        -----

Net income/(loss)                          (1.2)%        5.7%       (54.5)%     (131.7)%      131.8%
                                          =====        =====        =====        =====        =====



Revenues

         Revenues increased 57.5% from $28.8 million for the fiscal year ended March 31, 1997 to $45.4 million for the fiscal year ended March 31, 1998. The increase in revenues during the year primarily reflected strong sales growth in GaAs HBT power amplifiers for cellular and PCS handsets, including shipments of
3.0 volt, high-efficiency GaAs HBT power amplifiers to Nokia for their latest series of GSM-based handsets. Engineering revenues were 2.8% of total revenues for the year ended March 31, 1998, compared to 3.3% for the previous year.

         For the fiscal year 1997 ended March 31, 1997, revenues totaled $28.8 million, up 202.7% over the previous fiscal year's revenues of $9.5 million. This was primarily the result of an overall increase in the volume of products shipped to existing and new customers, primarily in the cellular and PCS markets. Sales of GaAs HBT products totaled approximately 85% of revenues during fiscal year 1997 versus 58% during fiscal year 1996. Engineering revenues accounted for 3.3% of total revenues during the fiscal year ended March 31, 1997, compared to 13.7% for the fiscal year ended March 31, 1996.

         During fiscal year 1998, GaAs HBT products accounted for 81% of total revenue while silicon bipolar, GaAs MESFET and engineering revenue accounted for 11%, 5% and 3% of revenues, respectively. For the year ended March 31, 1997, GaAs HBT products accounted for 85% of revenue, GaAs MESFET 7%, silicon 5%, and engineering revenues 3 %. This increase in silicon revenues is the result of a heightened focus on that segment of the business, resulting in greater product development. International shipments accounted for 50% of revenues for the year ended March 31, 1998, compared to 42% for the fiscal year ended March 31, 1997.. The recent financial crisis in the Asian markets has had an adverse impact on the Company's revenues, with sales to Korean customers accounting for approximately $9.6 million or 21.3% of total revenues during fiscal year 1998. The Company expects that this segment of its business will continue to decline as a percentage of the Company's revenues during fiscal year 1999. This degradation in the Korean business is attributable to order delays, potential order cancellations and the tightening of credit. Although the Company currently expects that any decrease in Korean sales will be offset by increased revenues from other customers, no assurance can be given that this will occur or that the economic instability in Asia will not have a material adverse effect on the Company's business, financial condition, or results of operations.


Gross Profit

         Gross profit margin decreased to 35.5% for the fiscal year ended March 31, 1998 from 45.1% for the fiscal year ended March 31, 1997. The decrease was primarily attributable to a one-time revenue reduction and inventory write-down due to packaging-related product returns totaling $4.3 million. If not for these packaging problems, the gross profit margin for the year would have been 42.4%. This differential is due primarily to lower average unit prices associated with high volume contracts, and fluctuations in test yields for RFICs in the early stages of production and the initial higher costs for newly developed power amplifier packages.

         For the fiscal year ended March 31, 1997, the Company's gross profit margin increased to 45.1% from 21.5% for the fiscal year ended March 31, 1996. The increase was primarily attributable to increased production volumes, in conjunction with favorable product sales mix and pricing; a reduction in average wafer costs due primarily to quantity discounts; and improved manufacturing, assembly and test yields, which reduced scrap and lowered the per unit cost of goods sold.

         The Company historically has experienced significant fluctuations in gross profit margins. The Company believes that its gross profit margins have, in the past, been significantly affected by low manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. Further, the Company sells products in intensely competitive markets, and the Company believes that downward pressure on average selling prices is occurring and will continue to occur in the future.


Research and Development

         Research and development expenses for the fiscal year ended March 31, 1998 increased 41.8%, to $8.8 million compared to $6.2 million for the fiscal year ended March 31, 1997. These increases were primarily attributable to increased salaries and benefits related to headcount growth, and additional spending on small tools and supplies and other components necessary for prototype assembly. In addition, amortization and depreciation expenses for equipment leases and purchases increased. As a percentage of revenues, research and development expenses were 19.3% of total revenues for the year ended March 31, 1998 compared to 21.4% for the year ended March 31, 1997. The Company plans to continue to make substantial investments in research and development, and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

         For the fiscal year ended March 31, 1997, research and development expenses increased 45.5% to $6.2 million from $4.2 million for the fiscal year ended March 31, 1996. This increase was primarily attributable to increased salaries and benefits related to increased headcount, and additional spending on prototype assembly charges for both standard and custom-designed products. As a result of revenue growth, research and development expenses as a percentage of total revenues decreased from 44.6% for the year ended March 31, 1996 to 21.4% for the year ended March 31, 1997.

Marketing and Selling

         Marketing and selling expenses for the year ended March 31, 1998 were $6.2 million compared to $3.8 million for the year ended March 31, 1997, an increase of 65.4%. These increases were primarily attributable to increased salaries, benefits and recruiting expenses related to increased headcount and to increased travel and marketing literature expenses. Marketing and selling expenses as a percentage of revenues for the year ended March 31, 1998 increased to 13.7% from 13.1% for the year ended March 31, 1997.

         For the fiscal year ended March 31, 1997, marketing and selling expenses increased 106.9%, from $1.8 million for the year ended March 31, 1996 to $3.8 million. The increase was primarily attributable to increased commissions reflecting the increased sales in fiscal year 1997, and, to a lesser degree, increased salaries and benefits related to increased headcount and additional spending on promotional activities. Marketing and selling expenses as a percentage of revenues decreased from 19.1% for the year ended March 31, 1996 to 13.1% for the year ended March 31, 1997.



General and Administrative

         General and administrative expenses for the year ended March 31, 1997 were $2.5 million, compared to $1.4 million for the year ended March 31, 1996, an increase of 81.7%. These increases were attributable primarily to increased salaries and benefits related to headcount increases. In addition, recruiting and accounting expenses increased during the year, as the Company experienced for the first time costs associated with being a public company. General and administrative expenses as a percentage of revenues increased to 5.6% for the year ended March 31, 1998 from 4.8% for the year ended March 31, 1997.

         For the fiscal year ended March 31, 1997, general and administrative expenses increased 13.5% from $1.2 million for the year ended March 31, 1996 to $1.4 million. The increase was attributable primarily to increased salaries and benefits related to headcount. As a percentage of revenues, general and administrative expenses decreased from 12.9% for the year ended March 31, 1996 to 4.8% for the year ended March 31, 1997. This decrease was attributable primarily to revenue growth.


Other Income, Net

         Other income, net, for the year ended March 31, 1998 increased to $882,000 from $114,000 for the year ended March 31, 1997. These increases resulted from higher interest income earned on higher cash balances due primarily to the investment of proceeds from the Company's initial public offering.

         For the year ended March 31, 1997, other income, net, increased to $114,000 from $56,000 for the year ended March 31, 1996. This increase was primarily attributable to higher interest income earned on higher average cash balances during the year ended March 31, 1997.


Income Tax Expense

         The Company did not provide for income taxes in the year ended March 31, 1998 as a result of the loss incurred during the year. The effective tax rate for the year ended March 31, 1997 was 6.1%, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. There was no provision for income taxes for the year ended March 31, 1996 due to the losses incurred during that year.

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. The Company completed its initial public offering in June 1997, and raised approximately $37.6 million, net of offering expenses. As of March 31, 1998, the Company had working capital of approximately $34.2 million, including $16.4 million in cash and cash equivalents.

         Cash used by operating activities for the fiscal year ended March 31, 1998 was $14.6 million. The cash used by operating activities was primarily attributable to a net loss of $0.5 million combined with increases in inventories of $15.7 million and accounts receivable of $4.6 million, partially offset by an increase in accounts payables of $5.2 million. The $1.9 million in cash used by operating activities for the year ended March 31, 1997 was attributable primarily to a $6.2 million increase in inventories, partially offset by increases in accounts payable and accrued liabilities of $1.8 million and $0.7 million respectively, and net income of $1.6 million.

         The $19.9 million of cash used by investing activities for the year ended March 31, 1998 was related primarily to expenditures associated with the construction of the Company's GaAs HBT wafer fabrication facility, and for wafer fabrication and general corporate capital equipment requirements. The $4.8 million of cash used by investing activities for the year ended March 31, 1997 was used for the purchase of capital equipment.

         The $48.6 million of cash provided by financing activities for the year ended March 31, 1998 related primarily to the issuance of common stock in the Company's initial public offering, totaling $37.6 million, as well as a reduction in restricted cash of $12.4 million set aside for the purchase of wafer fabrication-related expenditures. The $2.4 million of cash provided by financing activities for the year ended March 31, 1997 related primarily to the net proceeds from long-term debt and proceeds from the issuance of preferred stock offset by an increase in restricted cash. The Company currently maintains major credit lines at its commercial banks, and in addition, has issued a warrant to TRW to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $10.00 per share.

         The Company expects that it may need to raise additional equity or debt financing during fiscal year 1999 to finance a portion of the cost of the new fabrication facility and other corporate requirements. There can be no assurance that any additional equity financing will not be dilutive to the holders of the Company's common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.



Year 2000 Issues

         The Company has evaluated all internal software and all current products against anticipated Year 2000 concerns, and believes that its products and business will not be substantially affected by the advent of the year 2000 and that it has no significant exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company has initiated a project to upgrade all internal software to further ensure that all aspects of its business will be Year 2000-compliant. The Company believes that this transition, which is expected to be completed by August 1, 1998, will have no effect on the Company's customers and will not require any material expenditures. Although the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that this will be the case or that the systems of other companies on which the Company's systems and operations rely will be made compliant on a timely basis and will not have any material adverse effect on the Company.




Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplemental Data

         The report of independent auditors and financial statements are set forth below (see Item 14(a)(1) for list of financial statements and financial statement schedules):

                          Audited Financial Statements

                             RF Micro Devices, Inc.

                       Years ended March 31, 1998 and 1997
                       with Report of Independent Auditors

                             RF Micro Devices, Inc.

                          Audited Financial Statements

                       Years ended March 31, 1998 and 1997




                                    Contents


Report of Independent Auditors................................................1

Audited Financial Statements

Balance Sheets................................................................2
Statements of Operations......................................................4
Statements of Redeemable Convertible Preferred Stock and Shareholders'
    Equity....................................................................5
Statements of Cash Flows......................................................6
Notes to Financial Statements.................................................7

                         Report of Independent Auditors


Board of Directors
RF Micro Devices, Inc.

We have audited the balance sheets of RF Micro Devices, Inc. as of March 31, 1998 and 1997 and the related statements of operations, redeemable convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Micro Devices, Inc. at March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         /s/ Ernst & Young LLP


Raleigh, North Carolina
April 24, 1998

                             RF Micro Devices, Inc.

                                 Balance Sheets



                                                                   March 31,
                                                             1998              1997
                                                           --------          --------
                                                                 (In thousands)
Assets
Current assets:
   Cash and cash equivalents                               $ 16,360          $  2,330
   Accounts receivable, less allowance of $489 and
      $510 (Note 2)                                           6,993             2,401
   Inventories (Note 3)                                      24,869             9,216
   Other current assets                                          81                17
                                                           --------          --------
Total current assets                                         48,303            13,964

Property and equipment (Note 4):
   Land                                                       1,934              --
   Machinery and equipment                                   19,196             2,999
   Furniture, fixtures and improvements                       1,232               692
   Computer equipment and software                            1,454               805
                                                           --------          --------
                                                             23,816             4,496
   Less accumulated depreciation                             (1,966)           (1,041)
                                                           --------          --------
                                                             21,850             3,455
   Construction in progress                                  14,917             1,233
   Deposits on equipment                                      4,541             1,538
                                                           --------          --------
Total property and equipment                                 41,308             6,226

Cash restricted for capital additions                          --              12,358
Other assets                                                    551               515
Technology license (Note 14)                                  3,202             3,202


                                                           --------          --------
Total assets                                               $ 93,364          $ 36,265
                                                           ========          ========

                                                                                   March 31,
                                                                             1998              1997
                                                                           --------          --------
                                                                      (In thousands, except share amounts)
Liabilities and shareholders' equity (deficiency)
Current liabilities:
   Accounts payable                                                        $ 10,273          $  5,108
   Accrued liabilities                                                          754               699
   Income taxes payable                                                        --                  49
   Line of credit (Note 5)                                                     --                 350
   Current maturities of long-term debt (Note 5)                               --                 178
   Current obligations under capital leases (Note 4)                          3,050               267
                                                                           --------          --------
Total current liabilities                                                    14,077             6,651

Long-term debt, less current maturities (Note 5)                               --                 117
Obligations under capital leases, less current maturities (Note 4)           12,524               411
Note and accrued interest payable to shareholder (Note 6)                      --              10,301
                                                                           --------          --------
                                                                             26,601            17,480

Redeemable convertible preferred stock (Note 10)                               --              28,257

Shareholders' equity (deficiency):
   Preferred stock, no par value; 5,000,000 shares authorized; no
     shares issued and outstanding                                             --                --
   Common stock, no par value; 50,000,000 shares authorized;
     16,123,961 and 3,286,010  shares issued and outstanding,
     respectively                                                            80,224             2,960
   Additional paid-in-capital                                                  --                 550
   Deferred compensation                                                       (225)             (269)
   Accumulated deficit                                                      (13,236)          (12,713)
                                                                           --------          --------
Total shareholders' equity (deficiency)                                      66,763            (9,472)
                                                                           --------          --------
Total liabilities and shareholders' equity                                 $ 93,364          $ 36,265
                                                                           ========          ========



See accompanying notes.

                             RF Micro Devices, Inc.

                            Statements of Operations




                                                                                Year ended March 31,
                                                                       1998              1997              1996
                                                                    --------          --------          --------
                                                                       (In thousands, except per share data)
Revenues:
   Product sales                                                    $ 44,095          $ 27,852          $  8,212
   Engineering revenue                                                 1,255               950             1,303
                                                                    --------          --------          --------
Total revenue                                                         45,350            28,802             9,515

Costs and expenses:
   Cost of goods sold                                                 29,246            15,826             7,471
   Research and development                                            8,761             6,178             4,245
   Marketing and selling                                               6,220             3,760             1,817
   General and administrative                                          2,528             1,391             1,226
                                                                    --------          --------          --------
Total costs and expenses                                              46,755            27,155            14,759
                                                                    --------          --------          --------
Income (loss) from operations                                         (1,405)            1,647            (5,244)

Interest expense                                                        (184)             (399)              (81)
Interest income                                                        1,066               513               137
                                                                    --------          --------          --------
Income (loss) before income taxes                                       (523)            1,761            (5,188)

Income tax expense                                                      --                (109)             --

                                                                    --------          --------          --------
Net income (loss)                                                   $   (523)         $  1,652          $ (5,188)
                                                                    ========          ========          ========

Net earnings (loss) per share:
   Basic                                                            $  (0.04)         $   0.59          $  (8.87)
                                                                    ========          ========          ========
   Diluted                                                          $  (0.04)         $   0.15          $  (8.87)
                                                                    ========          ========          ========

Shares used in per share calculation:
   Basic                                                              13,509             2,778               585
                                                                    ========          ========          ========
   Diluted                                                            13,509            11,215               585
                                                                    ========          ========          ========


See accompanying notes.

                             RF Micro Devices, Inc.
  Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity
                                 (In Thousands)

                                                        Redeemable Convertible Preferred Stock
                                            ----------------------------------------------------------------
                                             Class A-1     Class A-2     Class B      Class C
                                             Preferred     Preferred    Preferred    Preferred
                                               Stock         Stock        Stock        Stock       Total
                                            ----------------------------------------------------------------
Balance, March 31, 1995                      $  1,500     $  1,750     $   9,075     $        -  $   12,325
   Issuance of Class C preferred stock              -            -             -         11,000      11,000
   Net loss                                         -            -             -              -           -
                                            ----------------------------------------------------------------
Balance, March 31, 1996                         1,500        1,750         9,075         11,000      23,325
   Issuance of common stock                         -            -             -              -           -
   Issuance of warrant                              -            -             -              -           -
   Issuance of Class C preferred stock              -            -             -          4,932       4,932
   Deferred compensation related to
     grant of stock options                         -            -             -              -           -
   Amortization of deferred compensation            -            -             -              -           -
   Net income                                       -            -             -              -           -
                                            ----------------------------------------------------------------
Balance, March 31, 1997                         1,500        1,750         9,075         15,932      28,257
   Conversion of preferred stock               (1,500)      (1,750)       (9,075)       (15,932)    (28,257)
   Conversion of note payable                       -            -             -              -           -
   Initial public offering of common stock          -            -             -              -           -
   Exercise of stock options and warrants           -            -             -              -           -
   Issuance of common stock                         -            -             -              -           -
   Amortization of deferred compensation            -            -             -              -           -
   Net loss                                         -            -             -              -           -
                                            ----------------------------------------------------------------
Balance, March 31, 1998                     $       -    $       -     $       -    $         -  $        -
                                            ================================================================

                                                                      Shareholders' Equity
                                            ------------------------------------------------------------------------
                                                         Additional
                                              Common       Paid-in       Deferred       Accumulated
                                               Stock       Capital     Compensation       Deficit         Total
                                            ------------------------------------------------------------------------
Balance, March 31, 1995                     $       8   $      -     $      -         $  (9,177)       $  (9,169)
   Issuance of Class C preferred stock              -          -            -                 -                -
   Net loss                                         -          -            -            (5,188)          (5,188)
                                            ------------------------------------------------------------------------
Balance, March 31, 1996                             8          -            -           (14,365)         (14,357)
   Issuance of common stock                     2,952          -            -                 -            2,952
   Issuance of warrant                              -        250            -                 -              250
   Issuance of Class C preferred stock              -          -            -                 -                -
   Deferred compensation related to
     grant of stock options                         -        300         (300)                -                -
   Amortization of deferred compensation            -          -           31                 -               31
   Net income                                       -          -            -             1,652            1,652
                                            ------------------------------------------------------------------------
Balance, March 31, 1997                         2,960        550         (269)          (12,713)          (9,472)
   Conversion of preferred stock               28,257          -            -                 -           28,257
   Conversion of note payable                  10,401          -            -                 -           10,401
   Initial public offering of common stock     38,172       (550)           -                 -           37,622
   Exercise of stock options and warrants         286          -            -                 -              286
   Issuance of common stock                       148          -            -                 -              148
   Amortization of deferred compensation            -          -           44                 -               44
   Net loss                                         -          -            -              (523)            (523)
                                            ------------------------------------------------------------------------
Balance, March 31, 1998                     $  80,224   $      -    $    (225)       $  (13,236)      $   66,763
                                            ========================================================================


See accompanying notes.

                                                                                Year ended March 31,
                                                                      1998              1997              1996
                                                                    --------          --------          --------
                                                                                   (In Thousands)
Operating activities:
Net income (loss)                                                   $   (523)         $  1,652          $ (5,188)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
     Depreciation                                                        935               502               245
     Accrued interest converted to preferred stock                      --                --                  31
     Gain on disposal of equipment                                       (11)             --                --
     Amortization of deferred compensation                                44                31              --
     Changes in operating assets and liabilities:
       Accounts receivable                                            (4,592)             (102)           (1,947)
       Inventories                                                   (15,653)           (6,202)           (1,781)
       Other assets                                                     (100)             (400)             (125)
       Accounts payable                                                5,165             1,832             2,525
       Accrued liabilities                                               155               698                48
       Income tax payable                                                (49)               49              --
                                                                    --------          --------          --------
Net cash used in operating activities                                (14,629)           (1,940)           (6,192)

Investing activities:
Purchases of property and equipment                                  (20,020)           (4,793)             (686)
Proceeds from sale of equipment                                          126              --                --
                                                                    --------          --------          --------
Net cash used in investing activities                                (19,894)           (4,793)             (686)

Financing activities:
Net proceeds from Initial Public Offering                             37,622              --                --
Proceeds from issuance of common stock                                   148              --                --
Proceeds from exercise of stock options and warrants                     286              --                --
Proceeds from bridge financing                                          --                --               1,500
Repayment of  capital lease obligations                               (1,215)             (286)             (109)
Proceeds from issuance of redeemable preferred stock                    --               4,932             9,469
(Decrease)increase in line of credit                                    (350)             --                 350
Proceeds from note payable to shareholder                               --              10,000              --
Proceeds from long-term debt                                            --                 273               128
Decrease(increase) in cash restricted for capital                     12,357           (12,358)             --
   additions
Repayments of long-term debt                                            (295)             (136)              (45)
                                                                    --------          --------          --------
Net cash provided by financing activities                             48,553             2,425            11,293
                                                                    --------          --------          --------
Net increase(decrease) in cash                                        14,030            (4,308)            4,415
Cash and cash equivalents at beginning of year                         2,330             6,638             2,223
                                                                    --------          --------          --------
Cash and cash equivalents at end of year                            $ 16,360          $  2,330          $  6,638
                                                                    ========          ========          ========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                              $    441          $    134          $     81
                                                                    ========          ========          ========
Cash paid during the year for income taxes                          $     61          $     60          $   --
                                                                    ========          ========          ========

Noncash investing and financing activities:
Capital lease obligations incurred for new equipment                $ 14,064          $    826          $    139
                                                                    ========          ========          ========
Conversion of bridge financing notes payable to
   preferred stock                                                  $   --            $   --            $  1,500
                                                                    ========          ========          ========

                             RF Micro Devices, Inc.

                          Notes to Financial Statements

                                 March 31, 1998


1. Company Information

The Company designs, develops, manufactures and markets proprietary analog radio frequency and intermediate frequency integrated circuits ("RFICs") for wireless applications. These applications include cellular and PCS handsets and basestations, cordless telephones, wireless local loop handsets, wireless interactive toys, wireless security systems, wireless data networks, pagers and remote meter reading systems.

The Company addresses the various wireless markets by a product delivery strategy called Optimum Technology Matching (R). This product delivery strategy utilizes three distinct semiconductor process technologies including gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), silicon bipolar transistor, and gallium arsenide metal semiconductor field effect transistor. In June 1996, the Company and TRW Inc. ("TRW") entered into a license arrangement whereby the Company was granted a worldwide, perpetual, royalty free license for commercial wireless applications operating at frequencies less than 10 GHz.

The Company and a third party developer have completed construction of a high volume GaAs HBT manufacturing facility to address the various markets for this technology. Currently, the Company projects commercial production from this facility will begin in the summer of 1998. Until then, the Company will purchase all of its GaAs HBT parts exclusively from TRW.

In June 1997, the Company completed an initial public offering of no par value common stock (the "Offering"). The Offering consisted of 3,455,550 shares offered by the Company and 37,000 shares offered by selling shareholders. The Offering price was $12 per common share resulting in net offering proceeds of approximately $37,600,000. Simultaneously with the Offering, the redeemable convertible preferred stock and the $10 million subordinated convertible note payable to shareholder of the Company were automatically converted into 7,954,320 and 1,111,111 shares of common stock, respectively.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of demand deposit accounts, money market funds and temporary, highly liquid investments with original maturities of three months or less when purchased.

                             RF Micro Devices, Inc.

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years.

The Company is capitalizing the costs of bringing its wafer fabrication facility to an operational state. The capitalized expenses are included in Construction in Progress in the accompanying balance sheet. Once the wafer fabrication facility is completed, has been certified by TRW and begins operation, the capitalized expenses will be amortized over a 15-year period. Equipment used in the wafer fabrication facility will be depreciated over a 6-year life once the facility commences operations.

Inventories

Inventories are stated at the lower of cost or market determined using the average cost method. The Company's business is subject to the risk of technological and design changes. The Company provides for potentially obsolete or slow moving inventory based on management's analysis of inventory levels and future sales forecasts at the end of each accounting period.

Accounting Periods

The Company uses a 52 or 53 week fiscal year ending on the Saturday closest to March 31 of each year. The years ended March 28, 1998, March 29, 1997 and March 30, 1996 were 52 week years. For purposes of financial statement presentation, each fiscal year is described as having ended on March 31.

Revenue Recognition

Revenue from product sales is recognized when products are shipped. The Company also enters into engineering agreements with certain customers relating to the development of customer specific applications. Revenue is recognized for engineering contracts when contract milestones are met.

The Company's products generally carry a one or two-year warranty against defects depending on the specific type of product. The Company provides for estimated warranty costs in the period the related sales are made.

                             RF Micro Devices, Inc.

2. Summary of Significant Accounting Policies (continued)

Risks and Uncertainties

Pursuant to the strategic alliance with TRW, (Note 14), TRW has granted to the Company certain licenses to produce certain GaAs HBT products. The Company is constructing a wafer fabrication facility and has begun testing the manufacturing of its own GaAs HBT products covered by such licenses. These licenses may be terminated by TRW if the fabrication facility is not operational by December 31, 1998, and may be made non-exclusive by TRW if the Company does not meet certain revenue goals.. A decision by TRW to terminate the license agreements or make them non-exclusive would have a material adverse effect on the Company's operations. Currently, the Company expects to fulfill the requirements of the license agreement.

Until the Company is able to internally produce GaAs HBT products, it will continue to purchase all such products from TRW. Sales of GaAs HBT products represented 81%, 85% and 58% of the Company's total revenue in 1998, 1997 and 1996, respectively. Failure by TRW to continue to supply adequate quantities of product to the Company or the inability to successfully transfer the GaAs HBT technology to the Company in a timely manner would have a material adverse effect on the Company.

The demand for certain of the Company's products has exceeded supply capacity and consequently, in certain instances, the Company has been unable to meet requested delivery times and quantity requirements. Continuation of capacity limitations may cause existing or potential customers to develop other sources of supply.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company makes estimates for the allowance for doubtful accounts, inventory reserves and warranty reserves. Actual results could differ materially from those estimates.

                             RF Micro Devices, Inc.

2. Summary of Significant Accounting Policies (continued)

Sales and Accounts Receivable

The Company operates in a single industry and is engaged in the design and sale of integrated circuits. Revenues from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

                                           Year ended March 31,
                                1998              1997               1996
                           ---------------- ------------------ -----------------

     Customer 1                   42%               -                   -
     Customer 2                   13%               -                   -
     Customer 3                    -                -                  12%
     Customer 4                    -               23%                  -
     Customer 5                    -               32%                 31%

Additionally, 67% and 23% of the Company's accounts receivable were due from these significant customers at March 31, 1998 and 1997, respectively.

Sales to customers by geographic region are summarized as follows:

                                           Year ended March 31,
                                 1998              1997              1996
                           ----------------- ----------------- -----------------

     USA                          50%               58%               76%
     Asia                         24%               33%               12%
     Canada                        3%                2%               10%
     Europe                       23%                7%                2%

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.

                             RF Micro Devices, Inc.

2. Summary of Significant Accounting Policies (continued)

Research and Development

The Company charges all research and development costs to expense as incurred.

Net Income (Loss) Per Common Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, and only reflects actual common shares outstanding. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements.

In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"), which revised the guidance for earnings per share calculations in an IPO. As a result of SAB 98, the Company restated its 1997 earnings per share of $0.14 as presented in its S-1 registration statement, by excluding the effect of cheap stock, which was included in the calculation of weighted shares outstanding for the period prior to the public offering.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

                             RF Micro Devices, Inc.

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is recognized for stock options issued to employees at fair value. For stock options granted at exercise prices below the deemed fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the deemed fair market value. The deferred compensation expense is amortized ratably over the vesting period of the related options.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), provides an alternative to APB No. 25 in accounting for stock based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock based compensation arrangements under APB No. 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock based compensation using the provisions of APB 25 and presents the pro forma disclosure requirements of SFAS 123 (see Note 12).

Impact of Recently Issued Accounting Standards

In June 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company will adopt SFAS 130 in the first quarter of fiscal year 1999 and will provide the required financial statement disclosures. The application of the new rules is not expected to have a material impact on the Company's financial statements.

                             RF Micro Devices, Inc.

2. Summary of Significant Accounting Policies (continued)

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 131 in 1998 and the adoption may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's financial results of operations .

3. Inventories

The components of inventories are as follows (in thousands):

                                           Year ended March 31,
                                          1998             1997
                                     ----------------------------------

   Raw materials                       $     6,356     $     2,937
   Work in process                           7,190           2,830
   Finished goods                           14,036           4,296
                                     ----------------------------------
                                            27,582          10,063
   Inventory allowances                     (2,713)           (847)
                                     ----------------------------------
   Total inventories                   $    24,869     $     9,216
                                     ==================================

4. Leases

The Company leases certain equipment under capital and operating leases. The table below depicts leased equipment balances included in property and equipment (in thousands):

                                                 March 31,
                                           1998              1997
                                     ------------------------------------

    Machinery and equipment            $     1,170       $       763
    Accumulated amortization                  (249)             (375)
                                     ------------------------------------
                                       $       921       $       388
                                     ====================================

The lease information shown above is for assets not assoicated with the new wafer fabrication facility. Amortization of equipment leases for the wafer fabrication facility will commence once the facility becomes operational. RF Micro Devices, Inc.

                             RF Micro Devices, Inc.

4. Leases (continued)

Capital lease amortization totaling approximately $163,000, $159,000 and $77,000 is included in depreciation expense for the years ended March 31, 1998, 1997 and 1996, respectively.

Minimum future lease payments under noncancelable capital and operating leases as of March 31, 1998 are (in thousands):

                                                 Capital        Operating
                                            -----------------------------------

   1999                                         $   4,513      $    3,046
   2000                                             4,364           2,608
   2001                                             4,159           1,899
   2002                                             4,064           1,441
   2003                                             2,353           1,439
   Thereafter                                           -          10,801
                                            -----------------------------------
   Total minimum payments                          19,453         $21,234
                                                             ==================
   Less interest                                   (3,879)
                                            -----------------
   Present value of net minimum payments           15,574
   Less current portion                            (3,050)
                                            -----------------
   Long-term portion                            $  12,524
                                            =================

Rent expense under operating leases, including building and equipment was approximately $2,233,000, $660,000 and $255,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

Facility Construction and Equipment

The Company is committed to leasing from a third party real estate developer a wafer fabrication facility which is under construction adjacent to its existing facility. The first of the two phases has been completed at March 31, 1998. The second phase is budgeted at approximately $30 million. The Company's lease arrangement with the developer is based on total estimated cost to construct the facility. The term of this operating lease is 15 years with the option to renew for two separate 10 year periods. Lease payments for the facility and the related equipment began in September 1997 and January 1998, respectively. Total future minimum lease payments

                             RF Micro Devices, Inc.

4. Leases (continued)

of approximately $18.0 million related to the facility operating lease and approximately $18.9 million related to the equipment capital leases, based on costs incurred to date, are included in the above table. Additionally, approximately $314,600 of interest expense related to facility equipment under capital leases was capitalized in 1998. The developer is providing partial construction financing for the facility. For the remainder of the estimated construction costs, the Company is obligated to put up cash deposits with the developer to fund the construction.

In 1997, in connection with a financing commitment related to the construction of the facility, the Company issued a warrant to purchase 41,322 shares of its common stock at an exercise price of $9.00 per share to an equipment financing company.

The Company has available lease financing commitments with several finance companies totaling approximately $7.7 million at March 31, 1998.

5. Line of Credit and Long-Term Debt

The Company maintains a $10 million revolving working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. The line commitment expires on December 18, 1998. At March 31, 1998, there was no outstanding balance on the line of credit. At March 31, 1997 the outstanding balance was $350,000. This line bears interest at the prime rate and is collateralized by substantially all of the Company's assets. The agreement contains provisions to allow the Company to utilize the line for letters of credit and foreign exchange contracts, none of which are outstanding for any of the periods presented.

The Company also maintains a $5 million equipment line of credit. Borrowings on this line are converted to term loans, repayable in 48 equal monthly installments at the time the draw is made. At March 31, 1998, and 1997 the outstanding balance on the equipment line notes was approximately $0 and $295,000, respectively. These borrowings bear interest at the prime rate plus 0.25% and are collateralized by substantially all of the Company's assets. The loan agreements contain restrictions which, among other things, require maintenance of certain financial ratios, liquidity and net worth and prohibit the payment of dividends.

                             RF Micro Devices, Inc.

6. Note Payable to Shareholder

The $10,000,000 subordinated convertible note payable to shareholder bearing interest at 6% converted into 1,111,111 shares of common stock at a conversion rate of $9.00 per share upon completion of the Offering in June 1997. Accrued interest on this note of $400,822 was forgiven by the holder and was included in the conversion upon the completion of the Offering.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                   March 31,
                                                              1998           1997
                                                         -------------------------------
     Deferred tax liabilities:
        Accumulated depreciation                           $      387     $      110

     Deferred tax assets:
        Net operating loss carryforwards                        1,672          1,274
        Research and experimental credit carryforwards          1,044            741
        Research and development costs                          1,762          2,629
        Allowance for bad debts                                    93            200
        Software costs                                             99            109
        Warranty reserve                                           86             53
        Inventory valuation                                     1,109            331
        Alternative minimum tax credit carryforwards              109            109
        Other                                                     224             73
                                                         -------------------------------
     Total deferred tax assets                                  6,198          5,519
        Deferred tax asset valuation allowance                 (5,811)        (5,409)
                                                         -------------------------------
     Net deferred tax assets                                      387            110
                                                         -------------------------------
     Net deferred taxes                                    $        -     $        -
                                                         ===============================

                             RF Micro Devices, Inc.

7. Income Taxes (continued)

A reconciliation of the provision for income taxes, which consists only of federal alternative minimum tax in 1997, to income tax expense computed by applying the statutory federal income tax rate to pre-tax earnings (loss) at March 31, 1998 and 1997 is as follows (in thousands):

                                                                        March 31
                                             ----------------------------------------------------------------
                                                          1998                            1997
                                             ----------------------------------------------------------------
                                                 Amount        Percentage        Amount        Percentage
                                             ----------------------------------------------------------------

Income tax expense at statutory federal
     rate                                        $   (177)        (34%)          $    614          34%
Increase (decrease) resulting from:
   Utilization of net loss carryforwards
                                                      177          34%               (614)        (34%)
   Alternative minimum tax                              -           -                 109           6%
                                             ----------------------------------------------------------------
                                                 $      -           -            $    109           6%
                                             ================================================================

At March 31, 1998, the Company had federal net operating loss carryforwards and research and experimental credit carryforwards of approximately $4,275,000 and $1,044,000, respectively, for income tax purposes. The tax benefits of these items are reflected in the accompanying table of deferred tax assets and liabilities. If not used, these carryforwards begin to expire in 2010. State net operating loss carryforwards begin to expire in the year 2000. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

                             RF Micro Devices, Inc.

8. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share data):


                                                                           Year Ended March 31,
                                                                 1998             1997              1996
                                                               --------          -------         ---------

Numerator for basic and diluted net income
   (loss) per share:
     Net income (loss)                                         $   (523)         $ 1,652        $   (5,188)

Denominator:
   Denominator for basic net income (loss) per share -
     weighted average shares                                     13,509            2,778               585
   Effect of dilutive securities:
     Convertible preferred stock                                   --              7,802              --
     Employee stock options                                        --                635              --
                                                               --------          -------         ---------
Denominator for diluted net income (loss) per
   share adjusted weighted average
   shares and assumed conversions
                                                                 13,509           11,215               585

Basic net income (loss) per share                              $  (0.04)         $  0.59         $    (8.87)

Diluted net income (loss) per share                            $  (0.04)         $  0.15         $    (8.87)

9. 401(k) Plan

Each employee is eligible to participate in the Company's fully qualified 401(k) plan after three months of service. An employee may invest a maximum of 15% of pretax earnings in the plan. Employer contributions to the plan are made at the discretion of the Company and its Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of five continuous years of service. The Company contributed $97,602 during 1998. No contributions to the plan were made during 1997 or 1996.

                             RF Micro Devices, Inc.

10. Redeemable Convertible Voting Preferred Stock

The Company's 975,000 shares of no par Class A-1 redeemable convertible preferred stock, 1,034,091 shares of no par Class A-2 redeemable convertible preferred stock, 3,300,000 shares of no par Class B redeemable convertible preferred stock, and 2,645,229 shares of no par Class C redeemable convertible preferred stock automatically converted into 7,954,320 shares of common stock on a one-for-one basis upon completion of the Offering in June , 1997.

11. Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan (ESPP), which qualifies as an "employee stock purchase plan" under Section 423 of the Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan, may participate in the ESPP. An aggregate of 500,000 shares of common stock have been reserved for offering under the ESPP and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration.

12. Stock Options

1992 Stock Option Plan

The Company's 1992 Stock Option Plan (the "1992 Option Plan") was adopted by the shareholders of the Company in February 1992. The 1992 Option Plan provides for the granting of options to purchase common stock to key employees, non-employee directors and advisors and consultants in the service of the Company. The 1992 Option plan permits the granting of both incentive stock options and nonqualified stock options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1992 Option Plan may not exceed 1,426,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization.

                             RF Micro Devices, Inc.

12. Stock Options (continued)

1997 Key Employees' Stock Option Plan

The Company adopted the 1997 Key Employees' Stock Option Plan (the "1997 Option Plan"), which provides for the grant of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 1,300,000 shares, subject to adjustment in the event of certain events affecting the Company's capitalization.

Directors' Option Plan

During 1997, the Company adopted the Directors' Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 200,000 shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company's capitalization. In 1998, the Company issued 40,000 options to eligible participants under the plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. The Company has recorded deferred compensation expense of $300,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1997.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended March 31, 1998 and 1997, respectively: risk-free interest rate of 5.66% and 6%, no expected dividends, a volatility factor of .877 and .70 and a weighted average expected life of the options of five years.

                             RF Micro Devices, Inc.

12. Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share information):

                                                                  Year ended March 31,
                                                       1998               1997                1996
                                                -------------------------------------------------------

Net income (loss)                                   $    (523)        $     1,652         $ (5,188)

Pro forma net loss                                  $    (876)        $     1,608         $ (5,193)

Pro forma basic net (loss) income per share
                                                    $   (0.06)        $      0.58         $  (8.88)
Pro forma diluted net (loss) income per
  share                                             $   (0.06)        $      0.14         $  (8.88)

                             RF Micro Devices, Inc.

12. Stock Options (continued)

A summary of the Company's stock option plan activity follows:

                               Number of Shares                          Option Prices
                       ------------------------------         -------------------------------------
                       Available for        Options             Per Share
                          Grant           Outstanding              Range                   Total
                       ----------          ----------          -----------------        -----------
March 31, 1995            311,084             341,416          $ 0.15  - $  .275        $    60,383
   Reserved                  --                  --                   --                     --
   Granted               (255,040)            255,040          $ 0.275 - $ 0.91             160,675
   Exercised                 --                  --                   --                     --
   Canceled                 2,250              (2,250)         $ 0.15  - $  .275               (525)
   Expired                   --                  --                   --                     --
                       ----------          ----------          -----------------        -----------
March 31, 1996             58,294             594,206          $ 0.15  - $  .91             220,533
   Reserved               773,500                --                   --                     --
   Granted               (463,060)            463,060          $ 0.91  - $ 9.00           1,944,852
   Exercised                 --               (18,080)         $ 0.15  - $ 0.275             (2,839)
   Canceled                 7,850              (7,850)         $ 0.15  - $ 0.91              (2,370)
   Expired                   --                  --                   --                     --
                       ----------          ----------          -----------------        -----------
March 31, 1997            376,584           1,031,336          $ 0.15  - $ 9.00           2,160,176
   Reserved             1,300,000                --                   --                     --
   Granted               (293,575)            293,575          $10.31  - $23.13           3,789,262
   Exercised                 --              (238,052)         $ 0.15  - $ 6.05             (66,491)
   Canceled                14,720             (14,720)         $ 0.15  - $18.88            (145,101)
   Expired                   --                  --                   --                     --
                       ==========          ==========          =================        ===========
March 31, 1998          1,397,729           1,072,139          $ 0.15  - $23.13         $ 5,734,846
                       ==========          ==========          =================        ===========

Exercise prices for options outstanding as of March 31, 1998, ranged from $0.15 to $23.13. The weighted average remaining contractual life of outstanding options is 8.24 years. The weighted average exercise price of outstanding options at March 31, 1998 is $5.52. At March 31, 1998 and 1997, options to purchase 252,689 and 268,013 shares of common stock were exercisable, respectively.

                             RF Micro Devices, Inc.

12. Stock Options (continued)

The following table summarizes in more detail information regarding the Company's stock options outstanding at March 31, 1998:

                                                                Weighted
                                                                 Average
                                      Options                   Remaining                   Options
      Exercise Price                Outstanding             Contractual Life              Exercisable
---------------------------- -------------------------- -------------------------- ---------------------------

 $         0.15                        82,601                  4.97 years                      70,222
           0.275                      136,347                  6.95 years                      59,534
           0.91                       171,981                  7.83 years                      54,881
           1.20                       151,400                  8.45 years                      18,700
           6.50                       220,800                  8.69 years                      44,000
           9.00                        26,760                  8.87 years                       5,352
       10.31 - 12.00                  172,750                  9.56 years                           -
       12.56 - 15.94                   60,000                  9.79 years                           -
       16.00 - 18.88                   36,000                  9.41 years                           -
       19.50 - 23.13                   13,500                  9.32 years                           -
                             --------------------------                            ---------------------------
                                    1,072,139                                                 252,689
                             ==========================                            ===========================

13. Common Stock Reserved for Future Issuance

At March 31, 1998, the Company had reserved a total of 4,200,541 of its authorized 50,000,000 shares of common stock for future issuance as follows:

    Outstanding stock options                                    1,072,139
    Possible future issuance under stock option plans            1,397,729
    Outstanding warrants issued to shareholders                  1,041,322
    Non-employee directors' option plan                            160,000
    Employee stock purchase plan                                   488,028
    Possible future issuance related to lease agreements            41,323
                                                              -------------
    Total shares reserved                                        4,200,541
                                                              =============

                             RF Micro Devices, Inc.

14. Related Party Transactions

In connection with the bridge financing in 1996 which was subsequently converted to preferred stock, the Company issued to a shareholder warrants that entitle the holder to purchase 66,946 shares of common stock at exercise prices ranging from $2.75 to $6.05 per share. These warrants were exercised in March, 1998.

On June 6, 1996, the Company entered into a strategic alliance with TRW. Pursuant to this alliance, the Company sold 826,445 shares of its Class C preferred stock to TRW for net cash proceeds of $4,931,703.

Additionally, TRW granted to the Company a worldwide right and license to make, have made, use and sell the products manufactured in the new wafer fabrication facility currently under construction. This right and license will become exclusive and perpetual upon completion of the condition discussed below. In consideration of the license, the Company issued to TRW 2,683,930 shares of restricted common stock valued at $2,952,323. The common stock is restricted in that it is non-voting and non-transferable. These restrictions will lapse when the Company successfully utilizes the TRW technology in its manufacturing process in the fabrication facility. If by December 31, 1998, the wafer foundry is not operational, as defined in the agreement, TRW has the right to revoke the license and the Company correspondingly has the right to redeem as much as one-half of the TRW shares, for a nominal amount. At the option of TRW, the license will become non-exclusive if the Company fails to meet the following revenue goals, as measured in accordance with generally accepted accounting principles, following the date on which the Company's wafer fabrication facility becomes operational; during the first year, $30 million; during the second year, $65 million; and during the third year, $125 million.

In connection with the licensing agreement, the Company issued a warrant to TRW to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $10.00 per share. The exercise price is subject to adjustment in the event of certain changes, as defined by the agreement, affecting the Company's capitalization. The TRW warrant first becomes exercisable on the date that the Company's wafer facility becomes operational and thereafter must be exercised before the first to occur of (i) the second anniversary of such date and (ii) 90 days after the Company has provided notice to TRW that the current market price of the Company's common stock is, and has been for at least 20 consecutive days, greater than $12.00 per share. If the Company's wafer facility does not become operational by December 31, 1998, the warrant will terminate in full. A value of $250,000 has been recorded for this warrant.

                             RF Micro Devices, Inc.

14. Related Party Transactions (continued)

The restricted common stock and the related warrant have an aggregate value of $3,202,323 which represents the cost of the Company's right to use the technology and accordingly, a related intangible asset has been recorded on the Company's balance sheet. Amortization of this intangible asset will be provided on a straight-line basis over a 15- year estimated useful life and will commence once the wafer fabrication facility becomes operational. Should the technology license be revoked or made nonexclusive under the circumstances described above, a resulting charge to income would be recorded to recognize impairment, if any, of its value.

The Company has agreed to purchase from TRW, through the year 2000, certain minimum quantities of wafers and wafer starting material used in its production of RFIC's. The estimated minimum annual purchases are $35.0 million, $23.9 million, and $14.9 million in calendar years 1998, 1999 and 2000 respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         Information required by this Item is contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on July 28, 1998 under the captions "Executive Officers," "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

Item 11.  Executive Compensation

         Information required by this Item is contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on July 28, 1998 under the caption "Executive Compensation," which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item is contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on July 28, 1998 under the caption "Security Ownership of Management and Certain Beneficial Owners," which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

         Information required by this Item is contained in the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders to be held on July 28, 1998 under the caption "Certain Transactions," which is incorporated by reference herein.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

         The following financial statements of RF Micro Devices, Inc. included in this Annual Report on Form 10-K are included in Item 8:

         i.       Balance Sheets as of March 31, 1998 and 1997.

         ii. Statement of Operations for the years ended March 31, 1998, 1997 and 1996.

         iii. Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996.

         iv. Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996.

         v. Notes to the Financial Statements for the years ended March 31, 1998, 1997, and 1996.

(a)(2)   Schedule II -- see additional section of this Report.

         No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the financial statements or the notes thereto included herein.

(a)(3)   Exhibits

   Exhibit No.    Description

          3.1     Articles of Incorporation of RF Micro Devices, Inc.*

          3.2     Bylaws of RF Micro Devices, Inc.*

          4.1     Specimen Certificate of Common Stock*

          4.2 Warrant, dated June 6, 1996, for the purchase of up to 1,000,000 shares of Common Stock*

          4.3 Warrant, dated February 25, 1997, for the purchase of up to 41,322 shares of Common Stock*

          4.4 Loan and Security Agreement, dated March 29, 1995, and Loan Modification Agreement, dated December 20, 1996, between RF Micro Devices, Inc. and Silicon Valley Bank*

                  The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

         10.1     1992 Stock Option Plan of RF Micro Devices, Inc.*+

         10.2     Form of Stock Option Agreement (1992 Stock Option Plan)*+

         10.3     1997 Key Employees' Stock Option Plan of RF Micro Devices,
                  Inc.*+

         10.4 Form of Stock Option Agreement (1997 Key Employees' Stock Option Plan)*+

         10.5     Nonemployee Directors' Stock Option Plan of RF Micro Devices,
                  Inc.*+

         10.6     Form of Stock Option Agreement (1997 Directors' Stock Option
                  Plan)*+

         10.7 Securities Purchase Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and TRW Inc.*

         10.8 License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc.*

         10.9 Supply Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and TRW Inc.*

         10.10 Amendment to the Supply Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and TRW Inc.**

         10.11 Restricted Stock Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and TRW Inc.*

         10.12 Second Amended and Restated Registration Rights Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and certain shareholders, as amended*

         10.13 Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended*

   Exhibit No.    Description

         10.14 Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended*

         10.15 Master Equipment Lease Agreement, dated as of December 2, 1996, between Finova Technology Finance, Inc. and RF Micro Devices, Inc.*

         23       Consent of Ernst & Young LLP

         27       Financial Data Schedule (filed in electronic format only)

----------------

 * Incorporated by reference to the registrant's Registration Statement on Form S-1 (File No. 333-22625)

 +       Executive compensation plan or agreement

** The registrant has requested that certain portions of this exhibit be given confidential treatment

 (b)     Reports on Form 8-K filed in the 4th quarter of 1998:

         The Registrant did not file any Current Reports on Form 8-K during the last fiscal quarter of the period covered by this report.

(c)      Exhibits

         The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 14 is submitted under Item 14(a)(3).

(d)      Financial Statement Schedules

         The response to this portion of Item 14 is submitted under Item
14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RF Micro Devices, Inc.

Date:  June 26, 1998
                                   By:   /s/ David A. Norbury
                                         -------------------------------------
                                         David A. Norbury
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 1998.



/s/ David A. Norbury                  /s/ William A. Priddy, Jr.
----------------------------------    --------------------------------------
Name: David A. Norbury                Name: William A. Priddy, Jr.
Title:  President, Chief Executive    Title: Chief Financial Officer, Vice
Officer and Director                  President of Administration and Treasurer
(principal executive officer)         (principal financial and accounting
                                      officer)


                                      /s/ Erik H. van der Kaay
----------------------------------    --------------------------------------
Name: Robert C. Fleming               Name: Erik H. van der Kaay
Title:  Director                      Title:  Director


/s/ Albert E. Paladino                /s/ William J. Pratt
----------------------------------    --------------------------------------
Name: Dr. Albert E. Paladino          Name:  William J. Pratt
Title: Director                       Title:  Director


/s/ Walter H. Wilkinson, Jr.          /s/ Terri D. Zinkiewicz
----------------------------------    --------------------------------------
Name: Walter H. Wilkinson, Jr.        Name: Terri D. Zinkiewicz
Title:  Director                      Title:  Director

                                                                     SCHEDULE II


                        Valuation and Qualifying Accounts
                    Years ended March 31, 1998, 1997 and 1996

                                                               Additions
                                               Balance at       Charged to       Deductions        Balance at
                                              Beginning of      Costs and           from             End of
                                                 Period          Expenses         Reserves           Period

Year ended March 31, 1998
     Allowance for doubtful accounts           $ 510,131       $  519,774         $ 540,705       $  489,200
     Inventory Reserve                           846,855        2,316,281           450,000        2,713,136
     Warranty Reserve                            137,580          245,500           162,891          220,189

Year ended March 31, 1997
     Allowance for doubtful accounts             489,131           21,000                 -          510,131
     Inventory Reserve                            80,511          766,344                 -          846,855
     Warranty Reserve                                  -          137,580                 -          137,580

Year ended March 31, 1996
     Allowance for doubtful accounts                   -          489,131                 -          489,131
     Inventory Reserve                                 -           80,511                 -           80,511
     Warranty Reserve                                  -                -                 -                -
