Form 10-Q
period 1998-06-27
RF MICRO DEVICES INC
filed 1998-08-11
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-Q

                             WASHINGTON, D.C. 20549
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter ended June 27, 1998
                         Commission File Number: 0-22511

                             RF MICRO DEVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                          56-1733461
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employee
incorporation or organization)                               Identification No.)


                               7625 Thorndike Road
                      Greensboro, North Carolina 27409-9421
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (336) 664-1233
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     X             No
                                    -----             -----

As of July 31, 1998, there were 16,167,518 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC.

INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1.   Financial Statements
   Condensed Statements of Income--Three months ended June 30, 1998 and 1997

   Condensed Balance Sheets--June 30, 1998
   and March 31, 1998

   Condensed Statements of Cash Flows--Three months ended June 30, 1998 and 1997

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

   SIGNATURES

PART I - FINANCIAL INFORMATION
      ITEM 1: FINANCIAL STATEMENTS

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF INCOME
      (In thousands, except per share data)
      (Unaudited)

                                                            THREE MONTHS ENDED
                                                      JUNE 30,            JUNE 30,
                                                        1998                1997
                                                      -------             --------
Revenues:
     Product Sales                                    $23,249             $10,172
     Engineering revenue                                  192                  63
                                                      -------             -------
Total revenues                                         23,441              10,235
Operating costs and expenses:
     Cost of goods sold                                15,603               5,165
     Research and development                           2,777               2,069
     Marketing and selling                              2,176               1,483
     General and administrative                           868                 492
                                                      -------             -------
Total operating costs and expenses                     21,424               9,209
                                                      -------             -------
Income from operations                                  2,017               1,026

Other income, net                                         156                 175
                                                      -------             -------

Income before income taxes                              2,173               1,201

Income tax expense                                        500                  26
                                                      -------             -------

Net income                                            $ 1,673             $ 1,175
                                                      =======             =======

Net earnings per share:

     Basic                                            $   .10             $   .18
     Diluted                                          $   .10             $   .08

Shares used in per share calculation:

     Basic                                             16,065               6,396
     Diluted                                           17,066              14,535


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED BALANCE SHEETS
      (In thousands)

                                                                               JUNE 30,         MARCH 31,
                                                                                1998             1998
                                                                             (Unaudited)       (Audited)
                                                                             ------------      ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $  9,452          $16,360
     Accounts receivable, net                                                    12,819            6,993
     Inventories                                                                 24,339           24,869
    Other current assets                                                            228               81
                                                                               --------          -------
          Total current assets                                                   46,838           48,303

Property and equipment, net                                                      32,515           26,391
Construction in progress                                                         19,661           14,917
Technology license                                                                3,202            3,202
Other assets                                                                      1,246              551
                                                                               --------          -------
Total assets                                                                   $103,462          $93,364
                                                                               ========          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                  $ 13,758          $11,027
     Income taxes payable                                                           497               --
     Current obligations under capital leases                                     4,266            3,050
                                                                               --------          -------
          Total current liabilities                                              18,521           14,077

Obligations under capital leases, less current maturities                        16,477           12,524
                                                                               --------          -------
         Total liabilities                                                       34,998           26,601

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized; no                    --               --
       shares issued and outstanding
Common stock, no par value; 50,000,000 shares authorized;                        80,237           80,224
    16,141,641 and 16,123,961 issued and outstanding at June 30,
    1998 and March 31, 1998, respectively
Deferred compensation                                                              (210)            (225)
Accumulated deficit                                                             (11,563)         (13,236)
                                                                               --------          -------
Total shareholders' equity                                                       68,464           66,763
                                                                               --------          -------

Total liabilities and shareholders' equity                                     $103,462          $93,364
                                                                               ========          =======

See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
      (In thousands)
      (Unaudited)

                                                                                  THREE MONTHS ENDED

                                                                                JUNE 30,         JUNE 30,
                                                                                  1998             1997
                                                                               ---------        ---------
Cash flows from operating activities:
Net income                                                                     $  1,673          $ 1,175
Adjustments to reconcile net income to net cash used by
operating activities:
     Depreciation and amortization                                                  241              199
     Change in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                    (5,826)          (1,274)
          Inventories                                                               530           (4,068)
          Other assets                                                             (147)            (561)
          Accounts payable                                                       (2,124)          (1,184)
          Accrued liabilities                                                     4,852              252
          Income taxes payable                                                      500              (42)
                                                                               --------          -------
Net cash used by operating activities                                              (301)          (5,503)

Cash flows from investing activities:
Purchase of property and equipment                                               (5,836)          (1,423)
                                                                               --------          -------
Net cash used by investing activities                                            (5,836)          (1,423)

Cash flows from financing activities:
Repayment of capital lease obligation                                              (771)             (57)
Net proceeds of long-term debt                                                       --              782
Issuance of common stock                                                             --           38,564
Decrease in cash restricted for financing activities                                 --            2,164
                                                                               --------          -------
Net cash provided from financing activities                                        (771)          41,453
                                                                               --------          -------

Net increase (decrease) in cash and cash equivalents                             (6,908)          34,527
Cash and cash equivalents at the beginning of the period                         16,360            2,330
                                                                               --------          -------
Cash and cash equivalents at the end of the period                             $  9,452          $36,857
                                                                               ========          =======



See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
      (Unaudited)

1.         BASIS OF PRESENTATION

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998.

           The Company uses a 52 or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The Company's other fiscal quarters end on the Saturday closest to June 30, September 30, and December 31 of each year. For purposes of this report (including the Unaudited Condensed Financial Statements included herein), each fiscal year is described as having ended on March 31, and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.

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

 4.        INVENTORIES

           The components of inventories are as follows (in thousands):

                                                                     June 30,         March 31,
                                                                       1998             1998
                                                                    ----------        ---------
                                                                    (Unaudited)       (Audited)
            Raw materials                                            $  6,311          $ 6,356
            Work in process                                             7,424            7,190
            Finished goods                                             11,936           14,036
                                                                     --------          -------
                                                                       25,671           27,582
            Inventory allowances                                       (1,332)          (2,713)
            Total inventory                                          $ 24,339          $24,869
                                                                     ========          =======



5.         NET INCOME PER COMMON SHARE

           In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, and only reflects actual common shares outstanding. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements.

6.         PROPERTY AND EQUIPMENT

           During the three months ended June 30, 1998 the Company entered into capital lease agreements of approximately $5.9 million.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

RF Micro Devices, Inc. (the "Company") designs, develops, manufactures and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communications services ("PCS"), cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular telephones and PCS handsets. The Company offers a broad array of products, including amplifiers, mixers, modulators/demodulators and single chip transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET") and silicon bipolar transistor. For the three months ended June 30, 1998, 87% of the Company's revenues was derived from the sale of GaAs HBT products. The Company may continue to rely heavily on sales of GaAs HBT products in future periods.

RESULTS OF OPERATIONS
The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                                                          THREE MONTHS ENDED
                                                                       JUNE 30,         JUNE 30,
                                                                         1998             1997
                                                                     -----------      ----------
Revenues                                                                100.0%           100.0%
Operating costs and expenses:
     Cost of goods sold                                                  66.6             50.5
     Research and development                                            11.8             20.2
     Marketing and selling                                                9.3             14.5
     General and administrative                                           3.7              4.8
                                                                     --------          -------
Total operating costs and expenses                                       91.4             90.0

Income from operations                                                    8.6             10.0

Other, net                                                                0.7              1.7
                                                                     --------          -------

Income before income taxes                                                9.3             11.7

Income tax expense                                                       (2.1)            (0.2)
                                                                     --------          -------

Net income                                                                7.2%            11.5%
                                                                     ========          =======


REVENUES
Revenues increased 129% from $10.2 million for the three months ended June 30, 1997 to $23.4 million for the three months ended June 30, 1998. The increase in revenues during the three months ended June 30, 1998 primarily reflected strong demand for both GaAs HBT and silicon products, with GaAs HBT products growing by 144% over the first fiscal quarter of 1998, and silicon growing by 101%. In addition, there were more wafers available as a result of the recently completed expansion efforts of the Company's GaAs HBT wafer supplier. There were no significant shipments from the Company's new GaAs HBT wafer fab during the quarter.

International shipments accounted for 62% of revenues for the three months ended June 30, 1998, compared to 45% for the three months ended June 30, 1997. The recent financial crisis in the Asian markets has had an adverse impact on the Company's revenues. Sales to South Korean customers accounted for approximately $5.4 million or 23% of total revenues during the three months ended June

30, 1998, and the Company expects that this segment of its business will continue to decline as a percentage of the Company's revenues during fiscal year 1999. This degradation in the South Korean business is attributable to order delays, potential order cancellations and the tightening of credit. Although the Company currently expects that any decrease in South Korean sales will be offset by increased revenues from other customers, no assurance can be given that this will occur or that the economic instability in Asia will not have a material adverse effect on the Company's business, financial condition or results of operations.

GROSS PROFIT
Gross profit margin decreased to 33.4% for the three months ended June 30, 1998 from 49.5% for the three months ended June 30, 1997. This decrease was primarily attributable to accelerated volume pricing associated with the increase in sales volume that was seen during the quarter. Additionally, theses products were built using relatively high cost 3-inch wafers.

The Company historically has experienced significant fluctuations in gross profit margins. The Company believes that its gross profit margins have, in the past, been significantly affected by manufacturing, assembly and test yields. In particular, during fiscal 1996 and the third quarter of fiscal 1998, the Company experienced poor manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. Further, the Company sell products in intensely competitive markets, and the Company believes that downward pressure on average selling prices will occur in the future.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended June 30, 1998 were $2.8 million compared to $2.1 million for the three months ended June 30, 1997. The increase was primarily attributable to product development activities including salaries and benefits and costs associated with the quick turn-around of newly-designed products. Research and development expenses as a percentage of total revenues decreased to 11.8% for the three months ended June 30, 1998 from 20.2% for the three months ended June 30, 1997. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the three months ended June 30, 1998 was $2.2 million compared to $1.5 million for the three months ended June 30, 1997. The increase was primarily attributable to increased salaries and benefits related to increased headcount, increased advertising expense and increased travel and entertainment expense. Marketing and selling expenses as a percentage of revenue for the three months ended June 30, 1998 decreased to 9.3% from 14.5% for the three months ended June 30, 1997.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended June 30, 1998 were $868,000 compared to $492,000 for the three months ended June 30, 1997. The increase was attributable primarily to increased salaries and benefits related to headcount increases, additional recruiting expense and increased legal expense. General and administrative expenses as a percentage of revenue decreased from 4.8% for the three months ended June 30, 1997 to 3.7% for the three months ended June 30, 1998.

OTHER INCOME, NET
Other income, net, for the three months ended June 30, 1998 decreased to $156,000 as compared to $175,000 for the three months ended June 30, 1997. This decrease resulted primarily from interest income being earned on lower monthly cash balances.

INCOME TAX EXPENSE
The effective tax rate for the three months ended June 30, 1998 was 23.0%, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended June 30, 1998 was approximately $500,000. For the three months ended June 30, 1997, income tax expense totaled $26,000.

LIQUIDITY AND CAPITAL RESOURCES
The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and sales revenues. The Company completed its initial public offering in June 1997, and raised approximately $38.0 million, net of offering expenses. As of June 30, 1998, the Company had working capital of approximately $28.3 million, including $9.5 million in cash and cash equivalents.

Cash used by operating activities for the three months ended June 30, 1998 was $0.3 million. The cash used by operating activities was primarily attributable to increases in accounts receivable and accrued liabilities and a decrease in accounts payable and inventories, partially offset by net income of $1.7 million. The cash used by operating activities for the three months ended June 30, 1997 was attributable primarily to an increase in inventories and accounts receivable and a decrease in accounts payable, partially offset by net income of $1.2 million.

The $5.8 million of cash used by investing activities for the three months ended June 30, 1998 related primarily to capital expenditures (exclusive of assets acquired under capital leases), as did the $1.4 million of cash used by investing activities for the three months ended June 30, 1997.

The $770,000 of cash used by financing activities for the three months ended June 30, 1998 related to payments for capital lease obligations. The $41.5 million of cash provided by financing activities for the three months ended June 30, 1997 related primarily to the issuance of common stock in the Company's initial public offering and the used of restricted cash for wafer fabrication facility expenditures. The Company currently maintains major credit lines at its commercial banks and, in addition, has issued a warrant to TRW Inc. for the purchase of up to 1,000,000 shares of the Company's common stock at an exercise price of $10.00 per share. This warrant became exercisable on June 15, 1998 and by its terms will expire if not exercised before September 14, 1998.

The Company expects that it may need to raise additional equity or debt financing during fiscal 1999 to finance a portion of the cost of the new fabrication facility and other corporate requirements. There can be no assurance that any additional equity financing will not be dilutive to holders of the Company's common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 ISSUES
The Company has evaluated all internal software and all current products against anticipated Year 2000 concerns, and believes that it products and business will not be substantially affected by the advent of the year 2000, and that it has no significant exposure to contingencies related to the Year 2000 issue for the products it has sold. The company has initiated a project to upgrade all internal software and to conduct testing on both its information technology systems and its other equipment and machinery to further ensure that all aspects of its business will be Year 2000 compliant. The Company believes that these procedures, which are expected to be completed by December 31, 1998, will have no material effect on the Company's customers and will not require any material expenditures or other material diversion of resources.

The Company is currently contacting third parties with which it has material relationships, including its material customers and suppliers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event any such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by December 31, 1998.

Although the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, or that the systems of third parties on which the Company relies will be made compliant on a timely basis and will not have any material adverse effect on the Company. The Company is currently unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonably likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above have been completed.

RISKS AND UNCERTAINTIES
The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including probable variability in the Company's quarterly operating results, dependence on a limited number of customers, manufacturing capacity constraints, risks associated with the Company's operation of a wafer fabrication facility, dependence on TRW Inc., as a supplier of GaAs HBT wafers and economic turmoil in Asia or other areas of the world. These and other risks and uncertainties are described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits
      Exhibit 27.1 Financial Data Schedule (for SEC use only)
      (b) Reports on Form 8-K
      The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      RF Micro Devices, Inc.

      Dated:  August 11, 1998       /s/   David A. Norbury
                                   --------------------------------------

                                   DAVID A. NORBURY
                                    President and Chief Executive Officer
                                     (Principal Executive Officer)



      Dated:  August 11, 1998      /s/   William A. Priddy, Jr.
                                   --------------------------------------

                                   WILLIAM A. PRIDDY, JR.

                                    Vice President, Finance and Administration
                                      and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)