Form 10-Q
period 1998-09-26
RF MICRO DEVICES INC
filed 1998-11-10
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 26, 1998
                        Commission File Number : 0-22511

                             RF MICRO DEVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                     56-1733461
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                               7625 Thorndike Road
                      Greensboro, North Carolina 27409-9421
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (336) 664-1233
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]

As of November 1, 1998, there were 17,197,935 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC.

INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. Financial Statements

        Condensed Statements of Income--Three months ended September 30, 1998 and 1997

        Condensed Statements of Income--Six months ended September 30, 1998 and 1997

        Condensed Balance Sheets--September 30, 1998
        and March 31, 1998

        Condensed Statements of Cash Flows--Six months ended September 30, 1998 and 1997

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

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)



                                                  THREE MONTHS ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                 1998              1997
                                               --------          --------
Revenues:
     Product sales                             $ 31,415          $  8,415
     Engineering revenue                           --                 743
                                               --------          --------
Total revenues                                   31,415             9,158
Operating costs and expenses:
     Cost of goods sold                          21,690             4,826
     Research and development                     3,224             2,099
     Marketing and selling                        2,520             1,321
     General and administrative                   1,122               565
                                               --------          --------
Total operating costs and expenses               28,556             8,811
                                               --------          --------
Income from operations                            2,859               347

Other income (expense), net                        (183)              487
                                               --------          --------

Income before income taxes                        2,676               834

Income tax expense                                  321                18
                                               --------          --------

Net income                                     $  2,355          $    816
                                               ========          ========

Net earnings per share:
     Basic                                     $    .14          $    .05
     Diluted                                   $    .14          $    .05

Shares used in per share calculation :
     Basic                                       16,311            15,919
     Diluted                                     17,323            17,350


See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)



                                                    SIX MONTHS ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                 1998              1997
                                               --------          --------
Revenues:
     Product sales                             $ 54,667          $ 18,617
     Engineering revenue                            189               776
                                               --------          --------
Total revenues                                   54,856            19,393
Operating costs and expenses:
     Cost of goods sold                          37,293             9,991
     Research and development                     6,000             4,168
     Marketing and selling                        4,696             2,804
     General and administrative                   1,991             1,057
                                               --------          --------
Total operating costs and expenses               49,980            18,020
                                               --------          --------
Income from operations                            4,876             1,373

Other income (expense), net                         (28)              662
                                               --------          --------

Income before income taxes                        4,848             2,035

Income tax expense                                  821                45
                                               --------          --------

Net income                                     $  4,027          $  1,990
                                               ========          ========

Net earnings per share:
     Basic                                     $    .25          $    .18
     Diluted                                   $    .23          $    .12

Shares used in per share calculation :
     Basic                                       16,222            11,151
     Diluted                                     17,200            15,942



See notes to Condensed Financial Statements

RF MICRO DEVICES, INC.

CONDENSED BALANCE SHEETS
(In thousands)

                                                                     SEPTEMBER 30,        MARCH 31,
                                                                          1998               1998
                                                                      (Unaudited)         (Audited)
                                                                       ---------          ---------
ASSETS
Current assets:
     Cash and cash equivalents                                         $  16,844          $  16,360
     Accounts receivable, net                                             14,908              6,993
     Inventories                                                          26,900             24,869
    Other current assets                                                     244                 81
                                                                       ---------          ---------
          Total current assets                                            58,896             48,303

Property and equipment, net                                               37,504             26,391
Construction in progress                                                  20,450             14,917
Technology license                                                         3,184              3,202
Other assets                                                               1,179                551
                                                                       ---------          ---------
          Total assets                                                 $ 121,213          $  93,364
                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities                          $  17,941          $  11,027
     Income taxes payable                                                    828               --
     Current obligations under capital leases                              4,645              3,050
     Deferred revenue                                                        247               --
                                                                       ---------          ---------
          Total current liabilities                                       23,661             14,077

Obligations under capital leases, less current maturities                 16,700             12,524
                                                                       ---------          ---------
         Total liabilities                                                40,361             26,601

Shareholders' equity:
   Preferred stock, no par value; 5,000,000 shares authorized;
   no shares issued and outstanding                                         --                 --
   Common stock, no par value; 50,000,000 shares authorized;
   17,192,254 and 16,124,961 issued and outstanding at
   September 30, 1998 and March 31, 1998, respectively                    90,255             80,224
Deferred compensation                                                       (195)              (225)
Accumulated deficit                                                       (9,208)           (13,236)
                                                                       ---------          ---------
            Total shareholders' equity                                    80,852             66,763
                                                                       ---------          ---------

           Total liabilities and shareholders' equity                  $ 121,213          $  93,364
                                                                       =========          =========




See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            SIX MONTHS ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1998              1997
                                                                       --------          --------
Cash flows from operating activities:
Net income                                                             $  4,027          $  1,990
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
     Depreciation and amortization                                        1,071               391
     Change in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                            (7,915)           (3,236)
          Inventories                                                    (2,031)          (10,160)
          Other assets                                                     (791)             (698)
          Accounts payable                                                6,914             1,251
          Accrued liabilities                                              --                 136
          Deferred revenue                                                  247              --
          Income taxes payable                                              828               (42)
                                                                       --------          --------
Net cash provided (used) by operating activities                          2,350           (10,368)

Cash flows from investing activities:
          Purchase of capital equipment/leasehold improvements           (3,359)          (14,447)
          Capitalization of Fab/construction costs                       (5,645)          (14,447)
                                                                       --------          --------
Net cash used by investing activities                                    (9,004)          (14,447)

Cash flows from financing activities:
          Repayment of capital lease obligations                         (2,893)             (133)
          Net proceeds of long-term debt                                   --                (645)
          Issuance of common stock                                           31            38,152
          Exercise of warrant                                            10,000              --
          Decease in cash restricted for financing activities              --              12,228
                                                                       --------          --------
Net cash provided from financing activities                               7,138            49,602
                                                                       --------          --------

Net increase in cash and cash equivalents                                   484            24,787
Cash and cash equivalents at the beginning of the period                 16,360             2,330
                                                                       --------          --------
Cash and cash equivalents at the end of the period                     $ 16,844          $ 27,117
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

         In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 broadly defines start-up activities and requires that start-up costs capitalized prior to adoption of SOP 98-5 be written off as a cumulative effect of an accounting change and that any future start-up costs be expensed as incurred. The Company is required to adopt SOP 98-5 on or before April 1, 1999 and is currently evaluating the impact of adoption.


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

4.       INVENTORIES

         The components of inventories are as follows (in thousands):

                                       September 30,       March 31,
                                           1998              1998
         Raw materials                   $  6,001          $  6,356
         Work in process                   11,734             7,190
         Finished goods                    10,971            14,036
                                         --------          --------
                                           28,706            27,582
         Inventory allowances              (1,806)           (2,713)
                                         --------          --------
                 Total inventory         $ 26,900          $ 24,869
                                         ========          ========


5.       NET INCOME PER SHARE

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities, and only reflects actual common shares outstanding. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements.

6.       PROPERTY AND EQUIPMENT

         During the six months ended September 30, 1998, the Company entered into capital lease agreements of approximately $5.8 million.

7.       SHAREHOLDER'S EQUITY

         In September 1998, TRW Inc. exercised a warrant covering 1,000,000 shares of common stock, resulting in proceeds to the Company of $10,000,000.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION


RF Micro Devices, Inc. (the "Company") designs, develops, manufactures, and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communications services ("PCS"), cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular and PCS handsets. The Company offers a broad array of products, including amplifiers, mixers and modulators/demodulators, that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET") and silicon bipolar transistor. For the three months ended September 30, 1998, 89.2% of the Company's revenues was derived from the sale of GaAs HBT products. The Company currently expects to continue to rely heavily on sales of GaAs HBT products in future periods.


RESULTS OF OPERATIONS

The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:



                                              Three Months Ended               Six Months Ended
                                           9/30/98          9/30/97         9/30/98         9/30/97
                                           -------          -------         -------         -------
Revenues                                     100.0%          100.0%          100.0%          100.0%
Operating costs and expenses:
     Cost of goods sold                       69.0            52.7            68.0            51.5
     Research and development                 10.3            22.9            10.9            21.5
     Marketing and selling                     8.0            14.4             8.6            14.5
     General and administrative                3.6             6.2             3.6             5.4
                                             -----           -----           -----           -----
Total operating costs and expenses            90.9            96.2            91.1            92.9

Income from operations                         9.1             3.8             8.9             7.1

Other income (expense), net                   (0.6)            5.3            (0.1)            3.4
                                             -----           -----           -----           -----

Income before income taxes                     8.5             9.1             8.8            10.5

Income tax expense                            (1.0)           (0.2)           (1.5)           (0.2)
                                             -----           -----           -----           -----

Net income                                     7.5%            8.9%            7.3%           10.3%
                                             =====           =====           =====           =====



REVENUES

Revenues increased 243.0% from $9.2 million for the three months ended September 30, 1997 to $31.4 million for the three months ended September 30, 1998. The increase in revenues during the three months ended September 30, 1998 reflected strong growth in both the GaAs HBT product line (a 312% increase over the second fiscal quarter of 1998) and the silicon product line (a 207% increase over the second fiscal quarter of 1998). In addition, commercial shipments from the Company's wafer fabrication facility commenced in September, 1998 and contributed $4.4 million (or 14%) of total revenues for the quarter. For the six month period ended September 30, 1998, revenues increased 182.9% from $19.4 million in the same period in fiscal 1998 to $54.8 million. This increase was primarily attributable to increased shipments of the Company's GaAs three-volt HBT power amplifiers used in a variety of applications.

International shipments accounted for $18.8 million or 60% revenues for the three months ended September 30, 1998, compared to $6.3 million or 69% for the three months ended September 30, 1997. Sales to South Korean customers totaled $3.8 million, or 12.1% of revenues, compared to $2.6 million, or 11.1% of revenues, for the prior quarter ended June 30, 1998, and $1.7 million or 18.5% of revenues for the quarter ended September 30, 1997. Although the Company experienced an increase in sales to South Korean customers in its second fiscal quarter, this market remains unstable and there is no assurance that this trend will continue or that the economic instability in Asia will not have a material adverse effect on the Company's business, financial condition, or results of operations.


GROSS PROFIT

The gross profit margin was 31.0% for the three months ended September 30, 1998 compared to 47.3% for the three months ended September 30, 1997. The decrease in the gross profit margin was primarily attributable to significantly higher sales volume and resultant reduced average selling prices based on volume pricing agreements. For the six months ended September 30, 1998, the gross profit margin decreased to 32.0% compared to 48.5% for the six months ended September 30, 1997. The decrease was primarily attributable lower average selling prices based on volume pricing agreements.

The Company historically has experienced significant fluctuations in gross profit margins. In certain cases, the Company believes that its gross profit margins have been significantly affected by low manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. Further, the Company sells products in intensely competitive markets, and the Company believes that downward pressure on average selling prices will continue to occur in the future. The Company currently expects that its gross profit margins should improve as an increasing percentage of its GaAs HBT products are fabricated at the Company's own wafer fabrication facility, where production costs per wafer are anticipated to be lower.


RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 1998 increased 53.6% to $3.2 million, compared to $2.1 million for the three months ended September 30, 1997. For the six months ended September 30, 1998, research and development expenses increased 44.0% to $6.0 million, versus $4.2 million for the six months ended September 30, 1997. These increases were primarily attributable to increased salaries and benefits and recruiting expenses related to increased headcount and additional spending on mask sets and outside services for both standard and custom-designed products. Research and development expenses as a percentage of total revenues decreased to 10.3% for the three months ended September 30, 1998 from 22.9% for the three months ended September 30, 1997. As a percentage of revenues for the six months ended September 30, 1998, research and development expenses were 10.9% versus 21.5% for the six months ended September 30, 1997. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

Marketing and selling expenses for the three months ended September 30, 1998 were $2.5 million, compared to $1.3 million for the three months ended September 30, 1997, an increase of 90.8%. For the six months ended September 30, 1998, marketing and selling expenses were $4.7 million, compared to $2.8 million for the six months ended September 30, 1997, an increase of 67.5%. These increases were primarily attributable to increased salaries and benefits related to increased headcount and to increased expenses associated with advertising and commissions. Marketing and selling expenses as a percentage of revenue for the three months ended September 30, 1998 decreased to 8.0% from 14.4% for the three months ended September 30, 1997. For the six months ended September 30, 1998, marketing and selling expenses were 8.6% of revenues, a decrease from 14.5% for the six month period ended September 30, 1997.


GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 1998 were $1.1 million compared to $565,000 for the three months ended September 30, 1997, an increase of 98.6%. For the six months ended September 30, 1998, general and administrative expenses rose 88.4%, to $1.9 million, up from $1.0 million for the six month period ended September 30, 1997. These increases were attributable primarily to increased salaries and benefits related to headcount increases, and to costs associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 3.6% for the three months ended September 30, 1998 from 6.2% for the three months ended September 30, 1997. As a percentage of revenues, general and administrative expenses also decreased to 3.6% for the six month period ended September 30, 1998 from 5.4% for the six month period ended September 30, 1997.


OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended September 30, 1998 reflected a net expense total of $183,000 compared to net income of $487,000 for the three months ended September 30, 1997. For the six months ended September 30, 1998, other income (expense), net reflected net expenses of $28,000 against net income of $662,000 for the six months ended September 30, 1997. The decease in other income during these periods is attributable to increased interest expense incurred on borrowings related to the Company's wafer fabrication facility.


INCOME TAX EXPENSE

The effective tax rates for the three month and the six month periods ending September 30, 1998 were 12.0% and 17.0%, respectively, which are less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months and six months ended September 30, 1998 was approximately $321,000 and $821,000, respectively, as compared to $18,000 and $45,000 respectively for the corresponding periods ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. The Company completed its initial public offering in June 1997, and raised approximately $37.8 million, net of offering expenses. As of September 30, 1998, the Company had working capital of approximately $35.2 million, including $16.8 million in cash and cash equivalents.

Operating activities generated $2.3 million in cash for the six month period ended September 30, 1998. This was primarily attributable to net income of $4.0 million, an increase in accounts payable of $6.9 million, partially offset by an increases in accounts receivable of $7.9 million and in inventories of $2.0 million. Cash used by operating activities for the six months ended September 30, 1997 was $10.4 million. The cash used by operating activities during this period was primarily attributable to an increase in inventories and accounts receivable, partially offset by net income of $2.0 million and an increase in accounts payables of $1.2 million.

The $9.0 million dollars of cash used by investing activities for the six months ended September 30, 1998 was related to the purchase of $3.3 million of capital equipment, primarily for use in the Company's wafer fabrication facility, as well as $5.6 million for the capitalization of wafer fabrication construction costs. The $14.4 million of cash used by investing activities for the six months ended September 30, 1997 was primarily related to expenditures associated with the construction of the Company's GaAs HBT wafer fabrication facility, and for wafer fabrication and general corporate capital equipment requirements.

The $7.1 million of cash provided by financing activities for the six month period ended September 30, 1998 related primarily to the receipt of proceeds from the exercise of a warrant covering 1,000,000 shares of common stock by TRW, Inc., of $10.0 million, partially offset by $2.9 million in repayments of capital lease obligations. The $49.6 million of cash provided by financing activities for the six months ended September 30, 1997 related primarily to the issuance of common stock in the Company's initial public offering, totaling $37.8 million, as well as a reduction in restricted cash of $12.2 million set aside for the purchase of wafer fabrication-related expenditures.

The Company maintains a secured credit facility with Silicon Valley Bank that includes a $5.0 million working capital line of credit and a $10.0 million term loan line of credit, both of which were amended during the quarter ended September 30, 1998 to increase amounts available for borrowings. Borrowings under the revolving line bear interest at prime plus 0%, payable monthly. Borrowings under the term loan can be made in $2.5 million increments, and are repayable in 60 monthly installments at the prime rate. Borrowings under the working capital line bear interest at the prime rate, and can be made and repaid at any time during the term of the agreement. At September 30, 1998, there was no outstanding amount under either of these facilities. The Company is required to maintain specified amounts of net worth and meet certain ratios with regard to liquidity and debt to equity under this facility.

The Company currently has 8 capital lease facilities with 4 equipment financing companies under which the Company has financed the cost of capital equipment and leasehold improvements associated with its wafer fabrication facility. The Company has financed an aggregate of $23.4 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At September 30, 1998, the minimum future lease payments under these leases (excluding interest) were $20.6 million.

In connection with the construction of its wafer fabrication facility, in October 1998 the Company deposited approximately $3.9 million under an escrow account in favor of the lessor of the facility in order to secure its payment obligations under the lease related to the facility. The deposited amounts will be released to the Company over time based on an agreed amortization schedule, subject to acceleration in the event the Company meets specified financial coverage ratios.

The Company is currently engaged in construction activities related to the second phase of its wafer fabrication facility. This phase is budgeted at approximately $30 million and includes a clean room expansion and installation of additional production equipment.

The Company currently has capital commitments totaling $8.9 million for construction and equipment associated with the completion of the second phase of the wafer fabrication facility, and $1.2 million for additional testing equipment for the product test area, all of which are expected to be funded through currently established lease facilities.

The Company expects to seek additional equity or debt financing during fiscal year 1999 to finance a portion of the cost of the second phase of its wafer fabrication facility and for other corporate requirements. There can be no assurance that any additional equity financing will not be dilutive to the holders of the Company's common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.


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

The Company is currently contacting third parties with which it has material relationships, including its material customers and suppliers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by December 31, 1998.

Although the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurances that the Company will not experience unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, or that the systems of third parties on which the Company relies will be made compliant on a timely basis and will not have any material adverse effect on the Company. The Company is currently unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonably likely worst-case scenarios and the need for such contingency planning once the upgrade and testing of internal systems and review of third-party preparedness described above have been completed, and expects to complete this analysis by June 30, 1999.

It is anticipated that the total costs related to the Year 2000 issue will approximate $150,000, which is currently budgeted in the Company's Information Technology expense budget. Of this amount, $75,000 has already been spent to address this issue. To date, there have been no material deferments of other IT projects resulting from the work taking place on the Company's Year 2000 program.

RISKS AND UNCERTAINTIES

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. These statements are subject to numerous risks and uncertainties, including probable variability in the Company's quarterly operating results, dependence on a limited number of customers, manufacturing capacity constraints, dependence on TRW Inc. as a supplier of GaAs HBT wafers and economic turmoil in Asia and other areas of the world. These and other risks and uncertainties are described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, and could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.



PART II - OTHER INFORMATION



ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 14, 1998, the Company issued 1,000,000 shares of common stock to an entity believed to qualify as an accredited investor upon the exercise of warrants held by such entity in exchange for $10,000,000 in cash. The Company issued these shares of common stock in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.



ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of RF Micro Devices, Inc. was held July 28, 1998 (the "Annual Meeting"). At the Annual Meeting, Robert C. Fleming, Erik H. van der Kaay, David A. Norbury, Albert E. Paladino, William J. Pratt, Walter H. Wilkinson, Jr. and Terri D. Zinkiewicz were duly elected to the Board of Directors of the Company and the selection of Ernst & Young LLP as independent accountants for the year ending March 31, 1999 was ratified. Votes cast by the shareholders of the Company at the Annual Meeting are as follows:

Nominees for Director   Shares Voted in Favor  Shares Withheld  Broker Non-Votes

Robert C. Fleming             13,649,341            10,300             --

Erik H. van der Kaay          13,650,341             9,300             --

David A. Norbury              13,656,341             3,300             --

Albert E. Paladino            13,649,341            10,300             --

William J. Pratt              13,656,341             3,300             --

Walter H. Wilkinson, Jr       13,649,341            10,300             --

Terri D. Zinkiewicz           13,650,341             9,300             --

Ratification of the selection of Ernst & Young LLP:



Shares Voted in Favor  Shares Voted Against  Shares Abstaining  Broker Non-Votes

     13,637,807               17,984               3,850              --






ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 4.5 First Amended and Restated Loan and Security Agreement, dated July 14, 1998 between RF Micro Devices and Silicon Valley Bank

              Exhibit 27.1  Financial Data Schedule

         (b)  Report on Form 8-K

         The Company did not file any reports on 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 RF Micro Devices, Inc.

 Dated:  November 9, 1998         /s/ David A. Norbury
                                  ---------------------------------------------
                                  DAVID A. NORBURY
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)





 Dated:  November 9, 1998         /s/ William A. Priddy, Jr.
                                  ---------------------------------------------
                                  WILLIAM A. PRIDDY, JR.
                                  Vice President, Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

RF MICRO DEVICES, INC.

INDEX TO EXHIBITS

SEQUENTIAL
EXHIBIT NO.    DESCRIPTION
-----------    -----------

27.1           Financial Data Schedule