Form 10-Q
period 1998-12-26
RF MICRO DEVICES INC
filed 1999-02-08
CIK 911160

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 26, 1998
                        Commission File Number: 0-22511

                             RF MICRO DEVICES, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                    56-1733461
------------------------------     ------------------------
 (State or other jurisdiction          (I.R.S. Employer
              of                      Identification No.)
incorporation or organization)

                              7625 Thorndike Road
                     Greensboro, North Carolina 27409-9421
  ---------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (336) 664-1233
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of January 28, 1999, there were 19,596,067 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC.

INDEX

PART I.   FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

   CONDENSED STATEMENTS OF INCOME--THREE MONTHS
     ENDED DECEMBER 31, 1998 AND 1997

   CONDENSED STATEMENTS OF INCOME--NINE MONTHS
     ENDED DECEMBER 31, 1998 AND 1997

   CONDENSED BALANCE SHEETS--DECEMBER 31, 1998
     AND MARCH 31, 1998

   CONDENSED STATEMENTS OF CASH FLOWS--NINE MONTHS
     ENDED DECEMBER 31, 1998 AND 1997

   NOTES TO CONDENSED FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

PART II.   OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

RF MICRO DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

   (In thousands, except per share data)

   (Unaudited)

                                                       THREE MONTHS ENDED
                                                   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                   ------------   ------------
Revenues:
  Product sales                                      $40,993        $12,845
  Engineering revenue                                    524            478
                                                     -------        -------
Total revenues                                        41,517         13,323
Operating costs and expenses:
  Cost of goods sold                                  26,959          7,746
  Research and development                             3,774          2,404
  Marketing and selling                                2,682          1,525
  General and administrative                           1,133            660
                                                     -------        -------
Total operating costs and expenses                    34,548         12,335
                                                     -------        -------
Income from operations                                 6,969            988
Other income (expense), net                             (226)           157
                                                     -------        -------
Income before income taxes                             6,743          1,145
Income tax expense                                    (1,146)           (20)
                                                     -------        -------
Net income                                           $ 5,597        $ 1,125
                                                     =======        =======
Net earnings per share:
  Basic                                              $   .33        $   .07
  Diluted                                            $   .31        $   .07
Shares used in per share calculation:
  Basic                                               17,212         15,839
  Diluted                                             18,197         17,171

See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

   (In thousands, except per share data)
   (Unaudited)

                                                        NINE MONTHS ENDED
                                                   DECEMBER 31,   DECEMBER 31,
                                                       1998           1997
                                                   ------------   ------------
Revenues:
  Product sales                                      $95,660        $31,525
  Engineering revenue                                    713          1,191
                                                     -------        -------
Total revenues                                        96,373         32,716
Operating costs and expenses:
  Cost of goods sold                                  64,252         17,737
  Research and development                             9,774          6,573
  Marketing and selling                                7,378          4,328
  General and administrative                           3,124          1,717
                                                     -------        -------
Total operating costs and expenses                    84,528         30,355
                                                     -------        -------
Income from operations                                11,845          2,361
Other income (expense), net                             (253)           819
                                                     -------        -------
Income before income taxes                            11,592          3,180
Income tax expense                                    (1,967)           (64)
                                                     -------        -------
Net income                                           $ 9,625        $ 3,116
                                                     =======        =======
Net earnings per share:
  Basic                                              $   .58        $   .25
  Diluted                                            $   .55        $   .19
Shares used in per share calculation:
  Basic                                               16,552         12,683
  Diluted                                             17,627         16,313

See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED BALANCE SHEETS

   (In thousands)

                                                       DECEMBER 31,   MARCH 31,
                                                           1998         1998
                                                       (UNAUDITED)    (AUDITED)
                                                       ------------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 13,588      $16,360
  Accounts receivable, net                                 14,318        6,993
  Inventories                                              30,938       24,869
  Other current assets                                        216           81
                                                         --------      -------
     Total current assets                                  59,060       48,303
Property and equipment, net                                54,510       26,391
Construction in progress                                    5,181       14,917
Technology license                                          3,131        3,202
Other assets                                                5,247          551
                                                         --------      -------
     Total assets                                        $127,129      $93,364
                                                         ========      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $ 18,096      $11,027
  Income taxes payable                                      1,974           --
  Current obligations under capital leases                  4,698        3,050
  Deferred revenue                                            247           --
                                                         --------      -------
     Total current liabilities                             25,015       14,077
Obligations under capital leases, less current
  maturities                                               15,613       12,524
                                                         --------      -------
     Total liabilities                                     40,628       26,601
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding              --           --
  Common stock, no par value; 50,000,000 shares
     authorized; 17,234,705 and 16,124,961 issued and
     outstanding at December 31, 1998 and March 31,
     1998, respectively                                    90,292       80,224
Deferred compensation                                        (180)        (225)
Accumulated deficit                                        (3,611)     (13,236)
                                                         --------      -------
     Total shareholders' equity                            86,501       66,763
                                                         --------      -------
     Total liabilities and shareholders' equity          $127,129      $93,364
                                                         ========      =======

See notes to Condensed Financial Statements.

RF MICRO DEVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

   (In thousands)
   (Unaudited)

                                                              NINE MONTHS ENDED
                                                         DECEMBER 31,   DECEMBER 31,
                                                             1998           1997
                                                         ------------   ------------
Cash flows from operating activities:
Net income                                                 $  9,625       $  3,116
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Gain on sale of equipment                                     (78)            --
  Depreciation and amortization                               2,923            601
  Change in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                     (7,326)        (5,129)
     Inventories                                             (6,069)       (14,877)
     Other assets                                              (932)        (1,481)
     Accounts payable                                         4,063          2,165
     Accrued liabilities                                      3,006            223
     Deferred revenue                                           247             --
     Income taxes payable                                     1,974            (44)
                                                           --------       --------
Net cash provided (used) by operating activities              7,433        (15,426)

Cash flows from investing activities:
  Purchase of capital equipment/leasehold improvements      (12,443)       (16,048)
  Proceeds from sale of equipment                                31
  Capitalization of Fab/construction costs                   (1,227)            --
                                                           --------       --------
Net cash used by investing activities                       (13,639)       (16,048)
Cash flows from financing activities:
  Repayment of capital lease obligations                     (2,781)        (1,003)
  Net proceeds of long-term debt                                 --            782
  Issuance of common stock                                       75         38,535
  Net proceeds from short term debt                              --           (350)
  Exercise of warrant                                        10,000             --
  Proceeds from exercise of options                                             17
  Repayment of long-term debt                                               (1,077)
  (Decrease) increase in cash restricted for capital
     additions                                               (3,860)        12,358
                                                           --------       --------
Net cash provided from financing activities                   3,434         49,262
                                                           --------       --------
Net increase(decrease) in cash and cash equivalents          (2,772)        17,788
Cash and cash equivalents at the beginning of the
  period                                                     16,360          2,330
                                                           --------       --------
Cash and cash equivalents at the end of the period         $ 13,588       $ 20,118
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

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 broadly defines start-up activities and requires that start-up costs capitalized prior to adoption of SOP 98-5 be written off as a cumulative effect of an accounting change and that any future start-up costs be expensed as incurred. The Company is required to adopt SOP 98-5 on or before April 1, 1999 and expects that the adoption of SOP 98-5 will not have a material impact on the Company's results.

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

4. INVENTORIES

   The components of inventories are as follows (in thousands):

                                               DECEMBER 31,   MARCH 31,
                                                   1998         1998
                                               ------------   ---------
Raw materials                                    $ 6,434       $ 6,356
Work in process                                   17,833         7,190
Finished goods                                     9,698        14,036
                                                 -------       -------
                                                  33,965        27,582
Inventory allowances                              (3,027)       (2,713)
                                                 -------       -------
           Total inventory                       $30,938       $24,869
                                                 =======       =======

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

6. PROPERTY AND EQUIPMENT

     During the nine months ended December 31, 1998, the Company entered into capital lease agreements of approximately $7.5 million.

7. SHAREHOLDERS' EQUITY

     In September 1998, TRW Inc. exercised a warrant covering 1,000,000 shares of common stock, resulting in proceeds to the Company of $10,000,000.

     In January 1999, the Company completed a follow-on public offering of 2,587,500 shares of its common stock. Of these shares, the Company sold 2,300,000 shares (including 300,000 shares in connection with the exercise of the underwriters' over-allotment option), and a selling shareholder sold 287,500 shares (including 37,500 shares in connection with the exercise of the underwriters' over-allotment option), at a price of $61.4375 per share. The Company received net aggregate proceeds of approximately $133.8 million after deducting underwriting discounts and commissions and estimated offering costs. The net proceeds from the follow-on public offering have not been included in the accompanying balance sheet at December 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     RF Micro Devices, Inc. (the "Company") designs, develops, manufactures, and markets proprietary radio frequency integrated circuits ("RFICs") for wireless communications applications such as cellular and personal communications services ("PCS"), cordless phones, wireless local area networks, wireless local loop, handsets, industrial radios, wireless security and remote meter readers. The Company derives revenues from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenues has been attributable to the sale of RFICs used in cellular and PCS handsets. The Company offers a broad array of products -- including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers, and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment. The Company designs products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET") and silicon bipolar transistor. For the three months ended December 31, 1998, 89.8% of the Company's revenues was derived from the sale of GaAs HBT products. The Company currently expects to continue to rely heavily on sales of GaAs HBT products in future periods.

RESULTS OF OPERATIONS

     The following table sets forth the statement of operations data of the Company expressed as a percentage of total revenues for the periods indicated:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                      12/31/98    12/31/97   12/31/98    12/31/97
                                      --------    --------   --------    --------
Revenues                               100.0%      100.0%     100.0%      100.0%
Operating costs and expenses:
  Cost of goods sold                    64.9        58.1       66.7        54.2
  Research and development               9.1        18.0       10.1        20.1
  Marketing and selling                  6.5        11.5        7.7        13.2
  General and administrative             2.7         5.0        3.2         5.3
                                       -----       -----      -----       -----
           Total operating costs and
             expenses                   83.2        92.6       87.7        92.8
Income from operations                  16.8         7.4       12.3         7.2
Other income (expense), net              (.5)        1.2        (.3)        2.5
                                       -----       -----      -----       -----
Income before income taxes              16.3         8.6       12.0         9.7
Income tax expense                      (2.8)       (0.2)      (2.0)       (0.2)
                                       -----       -----      -----       -----
Net income                              13.5%        8.4%      10.0%        9.5%
                                       =====       =====      =====       =====

REVENUES

Revenues increased 211.6% from $13.3 million for the three months ended December 31, 1997 to $41.5 million for the three months ended December 31, 1998. The increase in revenues during the three months ended December 31, 1998 reflected strong growth in both the GaAs HBT product line (a 228% increase over the third quarter of fiscal 1998) and the silicon product line (a 221% increase over the third quarter of fiscal 1998). In addition, commercial shipments from the Company's wafer fabrication facility commenced in September, 1998 and contributed $11.5 million (or 28%) of total revenues for the quarter. For the nine-month period ended December 31, 1998, revenues increased 194.5% from $32.7 million in the same period in fiscal 1998 to $96.4 million. This increase was primarily attributable to increased shipments of the Company's GaAs three-volt HBT power amplifiers used in a variety of applications, and to increased sales to South Korean customers. One sales representative firm, Jittek, accounted for about 12.8% of the Company's revenue during the first nine months of fiscal 1999.

International shipments accounted for $27.0 million, or 65% of revenues, for the three months ended December 31, 1998, compared to $8.2 million, or 62%, for the three months ended December 31, 1997. Sales to South Korean customers totaled $12.2 million, or 29% of revenues, compared to $4.2 million, or 31% of revenues, for the quarter ended December 31, 1997. Although the Company experienced an increase in sales to South Korean customers in its third fiscal quarter, this market remains unstable and there is no assurance that this trend will continue or that the economic instability in Asia will not have a material adverse effect on the Company's business, financial condition, or results of operations.

GROSS PROFIT

The gross profit margin was 35.1% for the three months ended December 31, 1998 compared to 41.9% for the three months ended December 31, 1997. The decrease in the gross profit margin was primarily attributable to significantly higher sales volume and resultant reduced average selling prices based on volume pricing agreements. For the nine months ended December 31, 1998, the gross profit margin was 33.3% compared to 45.8% for the nine months ended December 31, 1997. The decrease was primarily attributable to lower average selling prices based on volume pricing agreements.

The Company historically has experienced significant fluctuations in gross profit margins. In certain cases, the Company believes that its gross profit margins have been significantly affected by low manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. The Company currently expects its gross profit margins to improve as an increasing percentage of its GaAs HBT products are fabricated at the Company's own wafer fabrication facility, where production costs per wafer are anticipated to be lower; however there can be no assurance that this will be the case. Further, the Company sells products in intensely competitive markets, and the Company believes that downward pressure on average selling prices will continue to occur in the future.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended December 31, 1998 increased 57% to $3.8 million, compared to $2.4 million for the three months ended December 31, 1997. For the nine months ended December 31, 1998, research and development expenses increased 48.7% to $9.8 million, versus $6.6 million for the nine months ended December 31, 1997. These increases were primarily attributable to increased salaries and benefits and recruiting expenses related to increased headcount and additional spending on mask sets and outside services for both standard and custom-designed products.

Research and development expenses as a percentage of total revenues decreased to 9.1% for the three months ended December 31, 1998 from 18.0% for the three months ended December 31, 1997. As a percentage of revenues for the nine months ended December 31, 1998, research and development expenses were 10.1% versus 20.1% for the nine months ended December 31, 1997. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

Marketing and selling expenses for the three months ended December 31, 1998 were $2.7 million, compared to $1.5 million for the three months ended December 31, 1997, an increase of 75.9%. For the nine months ended December 31, 1998, marketing and selling expenses were $7.4 million, compared to $4.3 million for the nine months ended December 31, 1997, an increase of 70.4%. These increases were primarily attributable to increased salaries and benefits related to increased headcount and to increased expenses associated with advertising and commissions. Marketing and selling expenses as a percentage of revenue for the three months ended December 31, 1998 decreased to 6.5% from 11.4% for the three months ended December 31, 1997. For the nine months ended December 31, 1998, marketing and selling expenses were 7.7% of revenues, a decrease from 13.2% for the nine-month period ended December 31, 1997. The Company plans to continue to make substantial investments in marketing and selling and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended December 31, 1998 were $1.1 million compared to $659,000 for the three months ended December 31, 1997, an increase of 71.9%. For the nine months ended December 31, 1998, general and administrative expenses rose 81.9%, to $3.1 million, up from $1.7 million for the nine-month period ended December 31, 1997. These increases were attributable primarily to increased salaries and benefits related to headcount increases, and to costs associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 2.7% for the three months ended December 31, 1998 from 5.0% for the three months ended December 31, 1997. As a percentage of revenues, general and administrative expenses also decreased to 3.2% for the nine-month period ended December 31, 1998 from 5.2% for the nine-month period ended December 31, 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, for the three months ended December 31, 1998 reflected a net expense total of ($226,000) compared to net income of $157,000 for the three months ended December 31, 1997. For the nine months ended December 31, 1998, other income (expense), net, reflected net expenses of ($253,000) against net income of $819,000 for the nine months ended December 31, 1997. The decrease in other income during these periods is attributable to increased interest expense incurred on capital lease obligations related to the Company's wafer fabrication facility and a decrease in cash and cash equivalent balances from the prior period.

INCOME TAX EXPENSE

The effective tax rate was 17% for the three-month and the nine-month periods ended December 31, 1998, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months and nine months ended December 31, 1998 was approximately $1.15 million and $1.97 million, respectively, as compared to $20,000 and $64,000, respectively, for the corresponding periods ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. The Company completed its initial public offering in June 1997, and raised approximately $37.8 million, net of offering expenses. As of December 31, 1998, the Company had working capital of approximately $34.1 million, including $13.6 million in cash and cash equivalents. Operating activities generated $7.4 million in cash for the nine-month period ended December 31, 1998. This was primarily attributable to net income of $9.6 million, an increase in accounts payable of $4.1 million, and an increase in taxes payable of $2.0 million, partially offset by increases in accounts receivable of $7.3 million and in inventories of $6.1 million. Cash used by operating activities for the nine months ended December 31, 1997 was $15.4 million. The cash used by operating activities during this period was primarily attributable to an increase in inventories and accounts receivable, partially offset by net income of $3.1 million and an increase in accounts payables of $2.2 million.

The $13.6 million of cash used by investing activities for the nine months ended December 31, 1998 was related to the purchase of $12.4 million of capital equipment, primarily for use in the Company's wafer fabrication facility, as well as $1.2 million for the capitalization of wafer fabrication construction costs. The $16.0 million of cash used by investing activities for the nine months ended December 31, 1997 was primarily related to expenditures associated with the construction of the Company's GaAs HBT wafer fabrication facility, and for wafer fabrication and general corporate capital equipment requirements.

The $3.4 million of cash provided by financing activities for the nine-month period ended December 31, 1998 related primarily to the receipt of $10.0 million proceeds from the exercise of a warrant covering 1,000,000 shares of common stock by TRW Inc., partially offset by $2.8 million in repayments of capital lease obligations and the establishment of a

$3.9 million restricted cash escrow account in favor of the lessor of the wafer fabrication facility that secures the Company's payment obligations under the lease related to the facility. The deposited amounts in the escrow account will be released to the Company over time based on an agreed amortization schedule, subject to acceleration in the event the Company meets specified financial coverage ratios. The $49.3 million of cash provided by financing activities for the nine months ended December 31, 1997 related primarily to the issuance of common stock in the Company's initial public offering, totaling $37.8 million, as well as a reduction in restricted cash of $12.4 million set aside for the purchase of wafer fabrication-related expenditures.

The Company maintains a secured credit facility with Silicon Valley Bank that includes a $5.0 million working capital line of credit and a $10.0 million term loan line of credit. Borrowings under the working capital revolving credit line may be made and repaid at any time until July 13, 1999 and bear interest at the prime rate (as announced by the lender), payable monthly. Borrowings under the term loan can be made until July 13, 1999 in $2.5 million increments, and are repayable in 60 monthly installments at the prime rate, with repayments to be completed by December 31, 2003. At December 31, 1998, there were no outstanding amounts under either of these facilities. The Company is required to maintain specified amounts of net worth and meet certain ratios with regard to liquidity and debt to equity under this facility.

The Company currently has eight capital lease facilities with four equipment financing companies under which the Company has financed the cost of capital equipment and leasehold improvements associated with its wafer fabrication facility. The Company has financed an aggregate of $23.4 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At December 31, 1998, the minimum future lease payments under these leases (excluding interest) were $20.1 million.

The Company is currently engaged in construction activities related to the second phase of its wafer fabrication facility. This phase is budgeted at approximately $40 million and includes a clean room expansion and installation of additional production equipment. The Company currently has capital commitments totaling $3.6 million for construction and equipment associated with the completion of the second phase of the wafer fabrication facility.

On January 27, 1999, the Company completed an underwritten follow-on public offering. Of the 2,587,500 shares of common stock offered, the Company sold 2,300,000 shares and a selling shareholder sold 287,500 shares at a price of $61.4375 per share. The Company received net aggregate proceeds from the follow-on offering of approximately $133.8 million after deducting underwriting discounts and commissions and estimated offering costs. The Company expects to use approximately $40 million of the net proceeds of the offering to complete the second phase of its wafer fabrication facility. The remainder will be used for general corporate purposes, including working capital. A portion of the net proceeds may also be used to acquire or invest in complementary businesses. Although the Company from time to time evaluates potential acquisitions of such businesses and anticipates continuing to make such evaluations, the Company has no present understandings, commitments, or agreements with respect to any acquisition of another business. Pending such uses, the proceeds will be invested in short-term interest bearing securities and debt instruments in compliance with the Company's investment policy.

The Company believes that the aggregate net proceeds from the follow-on public offering, along with cash generated from operations, will be sufficient to meet the Company's capital requirements for at least the next 12 months. Nonetheless, the Company may elect to sell additional equity securities or to obtain additional credit facilities. The Company's future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of the Company's products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and the Company's relationships with suppliers and customers. In addition, the Company may require increased working capital to accommodate planned growth. In the event that the funds generated by the follow-on offering, together with existing resources and cash from operations, are not sufficient to meet the Company's future requirements, the Company may seek additional debt or equity financing. There can be no assurance that any additional equity financing will not be dilutive to the holders of the Company's common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 ISSUES

The Company has evaluated all of its internal software and current products against Year 2000 concerns, and believes that its products and business will not be substantially affected by the advent of the year 2000 and that it has no significant exposure to liabilities related to the Year 2000 issue for the products it has sold. The Company has also completed a project to upgrade all internal software and to conduct testing on both its information technology systems and its other equipment and machinery to further ensure that all aspects of its business will be Year 2000 compliant. These procedures have not had any material effect on the Company's customers and have not required any material expenditures or other material diversion of resources.

The Company has contacted substantially all parties with which it has material relationships, including TRW Inc. and Nokia Mobile Phones Ltd. and its other material customers and suppliers, to try to determine their Year 2000 preparedness and to analyze the risk to the Company if they have significant business interruptions because of Year 2000 noncompliance. Based on this survey, the Company believes that these parties either are substantially Year 2000 compliant or that any noncompliance will not have a material effect on the Company's operations. The Company intends to continue analyzing third-party preparedness and the need for any related contingency planning as its enters into new third party relationships.

Although the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that it will not experience negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, or that the systems of other parties on which the Company relies will be made compliant on a timely basis and will not have any material adverse effect on the Company. At this time, the Company is unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and does not have a contingency plan for any unanticipated negative effects. The Company plans to analyze reasonably likely worst-case scenarios and the need for contingency planning once the upgrade and testing of internal systems and the review of third-party preparedness described above have been completed, and expects to complete this analysis by June 30, 1999.

The Company anticipates that total costs related to the Year 2000 issue will be about $150,000, which has been included in its information technology expense budget. Of this amount, the Company has already spent $120,000. To date, there have been no material deferments of other information technology projects resulting from the work taking place on the Company's Year 2000 program.

RISKS AND UNCERTAINTIES

The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to the Company's future plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions identify such forward-looking statements. These statements are subject to numerous risks and uncertainties, including probable variability in the Company's quarterly operating results, dependence on a limited number of customers, variability in production yields, risks associated with the Company's operation of a wafer fabrication facility, dependence on TRW Inc. as a supplier of GaAs HBT wafers and risks associated with doing business in Asia or other areas of the world. These and other risks and uncertainties, which are described in more detail in the Company's Annual Report on Form 10-K and the Company's Prospectus dated January 21, 1999 included in its Registration Statement on Form S-3 (Registration No. 333-69501) filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of the forward-looking statements included herein.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On January 27, 1999, the Company completed an underwritten follow-on public offering. Of the 2,587,500 shares of common stock offered, the Company sold 2,300,000 shares and a selling shareholder sold 287,500 shares at a price of $61.4375 per share. The Company received net aggregate proceeds from the follow-on offering of approximately $133.8 million after deducting underwriting discounts and commissions and estimated offering costs.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  Exhibit 27.1     Financial Data Schedule

  (b) Report on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Dated: February 8, 1999

                                          /s/ David A. Norbury
                                          --------------------------------------
                                          DAVID A. NORBURY
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Dated: February 8, 1999

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