Form 10-K
period 1999-03-27
RF MICRO DEVICES INC
filed 1999-06-25
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED MARCH 27, 1999

                                               OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22511

                             RF MICRO DEVICES, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                     56-1733461
        (State or other jurisdiction of                           (IRS Employer
        incorporation or organization)                         Identification No.)

              7625 THORNDIKE ROAD                                  27409-9421
          GREENSBORO, NORTH CAROLINA                               (Zip code)
   (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,760,890,247 as of June 17, 1999. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 39,501,598 shares of the registrant's common stock outstanding as of June 17, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's proxy statement with respect to the 1999 annual meeting of shareholders of the registrant have been incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes" and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, manufacturing capacity constraints, risks associated with our operation of a wafer fabrication facility, our dependence on a limited number of customers, variability in our production yields, our ability to manage rapid growth and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled "Business -- Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

     We use a 52 or 53 week fiscal year ending on the Saturday closest to March 31 of each year. Each of the 1997, 1998 and 1999 fiscal years was a 52-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Annual Report on Form 10-K (including the Financial Statements and Notes thereto), we describe each fiscal year is described as having ended on March 31 and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.

     Where appropriate, we have adjusted references in this Annual Report on Form 10-K to prices and share numbers of our common stock to reflect a 2-for-1 stock split that we effected in the form of a 100% share dividend payable on March 31, 1999 to record holders of common stock on March 17, 1999.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We design, develop, manufacture and market proprietary radio frequency integrated circuits, or RFICs, for wireless communications applications such as cellular and personal communication services, cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. We offer a broad array of products -- including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment. We design products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor, or GaAs HBT; silicon bipolar transistor; and, to a lesser extent, gallium arsenide metal semiconductor field effect transistor, or GaAs MESFET.

     We began manufacturing our own GaAs HBT products at our new wafer fabrication facility in September 1998, and we are now concentrating our efforts on increasing our manufacturing capacity to satisfy customer demand for GaAs HBT products, which is currently greater than we can meet. Before September 1998, TRW Inc., which is our largest shareholder, manufactured all of our GaAs HBT products. TRW has granted us a perpetual non-royalty bearing license to use its GaAs HBT process to design and manufacture products for commercial wireless applications. Our GaAs HBT power amplifiers and small signal devices have been designed into advanced subscriber equipment made by leading original equipment manufacturers, or OEMs, such as Nokia Mobile Phones Ltd., LG Information and Communications, Ltd., Hyundai Electronics Industries Co. Ltd., Samsung Electronics Co., Ltd., and Motorola, Inc. Through a delivery strategy called Optimum Technology Matching(R), we also offer silicon and GaAs MESFET components to complement our GaAs HBT products. Optimum Technology Matching(R) allows us to offer RFIC solutions, on a component-by-component basis, that best fulfill OEMs' performance, cost and time-to-market requirements.

INDUSTRY BACKGROUND

     The wireless communications industry grew rapidly over the past decade as cellular, paging, PCS and other emerging wireless communications services became more widely available and affordable. Technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum have helped cause this growth worldwide. Technological advances have also led to the development of competing wireless communications services, and to the development of new and emerging wireless applications, including second generation digital cordless telephony, wireless LANs, WLL, wireless security and remote meter reading. As wireless usage grows, wireless service providers continue to improve the quality and function of the services they offer and seek to offer greater bandwidth for more capacity.

     To expand capacity from first generation cellular communications networks, certain national governments made available less congested frequency bands for new wireless communications services. In the United States, the Federal Communications Commission allocated and auctioned 10 MHz and 30 MHz portions of spectrum in the 1850 to 1990 MHz range for PCS, and allocated broad band spectrum in the 2.4 GHz range for wireless LANs. Capacity and functionality also are being addressed by the wireless industry's movement from wireless networks that use analog signal modulation techniques to wireless networks that use digital signal modulation techniques. As compared to analog technologies, digital technologies generally provide better signal quality, help the transmission of both voice and data and improve capacity by allowing the transmission of more information in a smaller amount of frequency space. These digital technologies place a premium on linear power amplification, which can mean higher quality signals.

     The wireless communications markets have many different air interface signal transmission standards in different parts of the world, including digital standards, such as Global System for Mobile Communications, Time Division Multiple Access and Code Division Multiple Access, analog standards, such as Advanced Mobile Phone Service and Total Access Communications Systems, and certain hybrid standards. For PCS, the FCC has approved seven different air interface standards. The handsets designed for each air interface standard generally require unique RF and baseband integrated circuit solutions that must be designed to meet the demands of subscriber equipment users for greater functionality, smaller and lighter equipment, longer battery life and better security, all at reduced costs. As a result of these technical challenges and end user demands, it has become increasingly difficult for OEMs of subscriber equipment to develop and supply all the required components in a timely and cost-effective manner. This has caused some OEMs to rely increasingly on third party value-added technology providers that have the component and systems level expertise to design and the production capacity to supply these solutions. In addition, because new entrants to the wireless subscriber equipment market, such as large consumer electronics companies, tend to be less vertically integrated than established OEMs, they must rely even more on third party suppliers. This technology outsourcing trend is particularly evident in the RF segment of the equipment due to the scarcity of RFIC engineers and the design complexity of the technology.

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

     RF technology presents different engineering challenges than standard semiconductor design. In general, digital and baseband semiconductor design engineers create standard semiconductor circuit designs by combining "cells" that previously have been evaluated and characterized. Because cells have predictable performance, the design engineer can use computers to automate the design process, which helps accelerate the development of these components. Each RF component, however, has distinctly different characteristics that influence overall system performance in complex ways. Instead of having stable inputs and outputs, the RF circuit characteristics can drift based on process variations, temperature, power supply and other variables. As a result, performance characteristics are unique for each device, and the RF engineer must evaluate and develop new designs on a continuous basis for each system performance level and air interface standard. In addition to being skilled in semiconductor circuit design, the RF circuit designer must have a thorough understanding of signal processing principles, must understand the totality of the system for which the device is intended and must be able to create designs that function within the unique parameters of different wireless system architectures. As RF technology has moved from discrete components to integrated circuit solutions, the scarcity of engineers with both integrated circuit design and RF expertise has become more pronounced.

     In early wireless communications equipment, individually packaged discrete components were mounted on circuit boards to form complex circuits used to transmit and receive RF signals. Size, reliability and cost concerns ultimately led to a move from discrete devices to silicon-based integrated circuits. Particularly for the critical power amplifier function, the use of silicon integrated circuits at cellular and PCS frequencies has been limited because of decreased operating performance. In particular, at high frequencies silicon integrated circuits consume more power, have relatively higher noise and distortion parameters and create excess heat.

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

     GaAs integrated circuits were first implemented using a type of transistor known as MESFET. While GaAs MESFET integrated circuits have become accepted for many high frequency applications, these devices have certain limitations. In particular, for power amplifiers used in digital systems it is important to have a linear signal (i.e., one that is not altered or distorted when amplified). GaAs MESFET devices have difficulty meeting high linearity performance criteria without sacrificing other performance criteria. In addition, GaAs MESFET power amplifiers generally require both a positive and negative power supply for power stages, which requires the inclusion of additional components or circuitry and a corresponding increase in device size and complexity. Additionally, the lateral structure of GaAs MESFET devices hinders the ability to shrink the device size to enhance manufacturing yields and reduce costs. A different type of GaAs transistor known as an HBT, which has been used in military and space applications over the past decade, emerged recently in commercial RF applications.

     Our GaAs HBT products include power amplifiers and small signal devices that have been designed into advanced subscriber handsets manufactured by leading OEMs such as Nokia, Hyundai, Phillips, Motorola and LGIC. We believe that GaAs HBT components offer benefits over GaAs MESFET devices in comparable applications in a number of ways, including speed, efficiency, the ability to operate at high frequencies, lack of signal distortion, complexity and size.

STRATEGY

     Our goal is to be the leading worldwide supplier of RFICs for a broad range of commercial wireless applications. To meet this goal, we have developed a focused strategy. The key elements are:

          Expand Manufacturing Capacity. We have completed construction of an approximately 64,000 square foot fabrication facility and are now fabricating our own GaAs HBT wafers. This facility became operational in June 1998, and has been qualified by our major customer and by other current and potential customers. We have recently undertaken a 6,000 square foot expansion to the clean room and the purchase or lease of additional production equipment to increase the facility's capacity to 30,000 four-inch wafers per year, which we expect to complete by the winter of 2000. In addition, we plan to implement a number of additional steps that we anticipate would increase the facility's capacity to 50,000 four-inch wafers per year by the spring of 2001. We are also in the process of evaluating other options to expand manufacturing capacity. We believe that operating our own GaAs HBT wafer fabrication facility has improved our ability to respond to customer demand for GaAs HBT products and is providing us with greater opportunities to enhance product and process quality and reliability, and that our future success depends heavily upon our ability to expand our manufacturing capacity.

          Offer a Wide Range of RF Products. We offer a full line of products that include power amplifiers, low noise amplifiers/mixers, quadrature modulators/demodulators and single chip transceivers. For cellular and PCS applications, we offer products addressing virtually all of the analog and digital air interface standards. Our design engineering staff has developed proprietary design and fabrication modeling techniques and tools to enable us to deliver state-of-the-art integrated circuit designs that meet our customers' stringent technical specifications. In response to customer requests, we are also preparing to offer certain RFICs in a "modular" package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as filters and resistors, that are commonly incorporated into end-user devices. We currently plan to assemble and package these modules both in-house and through one of our packaging vendors. Assembling and packaging these products in-house will present us with a variety of technical and other challenges, but we believe this is a necessary step for us to remain competitive in our industry.

          Maintain Diversification in Process Technologies. We believe that we are the only provider of RFICs in commercial volumes that is able to design products in three distinct process technologies -- GaAs HBT, GaAs MESFET and silicon. We believe that our GaAs HBT expertise allows us to deliver high efficiency, high performance components such as linear power amplifiers and low noise amplifiers to the wireless communications markets. While attempting to leverage our GaAs HBT capabilities, we also intend to expand our line of silicon-based RFICs and to greatly increase the portion of overall revenue attributable to sales of silicon products. As a part of this strategy, in March 1998, we entered a multi-year agreement with International Business Machines Corporation that provides for expanded development, manufacture and sale of custom RFICs by us using IBM's advanced Blue Logic silicon process technology. We have developed more than 40 RFICs using this technology, and revenues represented by sales of silicon products have increased from $5.2 million in fiscal 1998 to $15.0 million in fiscal 1999. Moreover, we are continually evaluating RF test circuits under emerging semiconductor process technologies, such as silicon germanium. On January 11, 1999, we announced that we have expanded our relationship with IBM to add access to IBM's silicon germanium foundry services, and we are in the early stages of designing products using this technology. Final negotiations with IBM regarding the terms for use of silicon germanium are expected to be complete by the end of the second quarter of fiscal year 2000.

          Focus on Wireless Markets. Since RFMD's formation in 1991, we have focused our efforts almost exclusively on the design, development, manufacture and sale of RFICs to participants in the commercial wireless markets. We have developed and sold integrated circuits for a broad range of applications within these markets, including cellular and PCS, cordless telephony, industrial radios, wireless LANs, WLL, wireless security and wireless utility meter reading. Our customers include some of the leading OEMs, including Nokia, LGIC, Hyundai, Samsung and Motorola.

          Maintain Balanced Product Mix. We strive to maintain a balance between custom and standard products. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products normally are manufactured on an exclusive basis for the originating customer for an agreed period of time. Once exclusive production is over, we attempt to move custom products quickly into the standard product category in order to broaden our customer base and leverage our design and product development expenditures.

MARKETS

     We design, develop, manufacture and market our products to both domestic and international OEMs for commercial applications in the wireless markets, including cellular and PCS handsets, cordless telephony, industrial radios, wireless LAN equipment, WLL handsets, wireless security systems and wireless utility meter reading systems.

  Cellular Telephony and Personal Communication Services

     In cellular and PCS applications, calls are placed through handheld subscriber devices by making a connection with a base station via RF channels. While the initial PCS services are similar to cellular telephony, as PCS becomes more widely used, it is expected that a subscriber will be able to use a single small, lightweight handset and a single phone number for all calls in the home, office or elsewhere with relatively seamless routing.

  Cordless Telephony

     Cordless telephones have moved from first generation analog phones to digital cordless phones operating at higher frequencies. These digital cordless phones typically use spread spectrum modulation to provide improved range and voice quality, less interference and greater security.

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

  Other Markets

     We also supply custom components for other applications in wireless markets, such as wireless security systems and wireless utility meter reading systems. We are pursuing other emerging wireless markets, including enhanced two-way paging, wireless monitoring devices, interactive toys, home networking, keyless entry and wireless handheld devices used for point-of-sale, bar coding and other applications. We also pursue opportunities to leverage the technological advantages of our RF components by identifying applications in other markets. For example, we have has applied our RF power amplifier design expertise to develop high performance power line amplifiers for the cable television market and markets various GaAs HBT and MESFET components for satellite and microwave communications applications. In addition, certain of our components, such as gain blocks and attenuators, are used for instruments and in other non-wireless applications.

MANUFACTURING, PACKAGING AND TESTING

     Our manufacturing cycle consists of semiconductor wafer fabrication, assembly and packaging, and final product testing. We began manufacturing GaAs HBT products at our new wafer fabrication facility in September 1998 and also use independent foundries located in the United States to manufacture our products. We currently use one independent foundry to supply our silicon-based product requirements and one independent foundry to supply our GaAs MESFET devices. We purchase a significant portion of our GaAs HBT wafers from TRW and currently expect that we will continue to do so. Although our new wafer fabrication facility is operational, we will continue to rely on independent foundries for the manufacturing of a substantial portion of our products for the foreseeable future. This reliance involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs.

     In June 1998, we completed the first phase of an approximately 64,000 square foot fabrication facility adjacent to our primary facility in Greensboro, North Carolina to fabricate four-inch diameter GaAs HBT wafers using technologies licensed from TRW. This first phase, at a cost of approximately $40 million, involved construction of the building shell, installation and certification of an approximately 10,300 square foot clean room and the purchase or lease and installation of the required fabrication equipment. We have completed the transfer of TRW's manufacturing process and molecular beam epitaxy, or MBE, process for producing wafer start material. We began shipping commercial quantities of integrated circuits from this facility in September 1998. The facility has been qualified by both current and potential customers. Production at the facility is expected to increase during fiscal 2000 as additional customers qualify our fabrication facility and additional components are manufactured.

     The second phase, currently underway, involves expansion of wafer fabrication and MBE production capacity. This phase is budgeted at approximately $40 million, $38 million of which we have already spent, and includes an approximately 6,000 square foot expansion to the clean room and the purchase or lease and installation of additional production equipment. The completion of the second phase of the fabrication facility, which we believe will increase maximum production capacity to approximately 30,000 four-inch wafers per year, is dependent on a number of factors both within and outside our control and is currently scheduled to occur during the winter of 2000.

     In addition, we intend to expand further our wafer manufacturing capacity by moving our MBE wafer starting material equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. This phase of expansion, which has a budgeted total cost of $15 million and which we believe will increase maximum production capacity to approximately 50,000 four-inch wafers per year, is currently scheduled to be completed in the spring of 2001. We are also studying other means of increasing our manufacturing capacity, including the construction of additional fabrication facilities and modifications to our production process; however, no definite plans have been implemented or approved.

     We maintain an inventory of certain standard products based on our internal forecasts of expected demand for these products. For custom-designed products, designs of our products are verified both by us and by the customer before orders for production wafers are placed. Upon receipt of orders from an OEM, we schedule production based on order size, customer delivery requirements, production schedules and other production considerations.

     We currently use seven vendors located in Asia and one vendor located in the United States to package and assemble our products. All of these vendors are certified to applicable ISO 9000 series specifications, which means that their operations have in each case been determined by independent examiners to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.

     We have encountered packaging quality problems with certain of our vendors, particularly with regard to GaAs products. In particular, we took non-recurring charges in the fourth quarter of fiscal 1998 of approximately $4.6 million to cover product returns and the establishment of inventory reserves for products with packaging-related problems. This packaging problem ultimately was resolved to our satisfaction and the satisfaction of our customer. We have taken steps to improve the reliability of packaging quality, including the hiring of a Vice President of Quality, the expansion of our in-house package testing and qualification line and the employment of additional packaging engineers to engage in both package testing and the development of new packaging designs; however, we cannot be sure that we will not experience additional packaging quality problems in the future. We believe that we will have to continue to monitor closely our vendors as our production volumes increase.

     In addition to using independent packaging vendors, we plan to begin assembling and packaging in-house certain RFICs in a "modular" package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as filters and resistors, that are commonly incorporated into end-user devices. We have not previously packaged any type of RFIC on a commercial basis, and this vertical expansion of our business will require significant investment in equipment and additional personnel and will require us to develop expertise in new production techniques that are significantly different from RFIC fabrication processes. We currently have budgeted $12 million for developing our in-house modular packaging capability, and we currently expect to begin shipping commercial quantities of modular units that we have packaged ourselves during the first calendar quarter of 2000.

PRODUCTS AND APPLICATIONS

     We offer a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom orders are normally manufactured on an exclusive basis for a negotiated period. Once exclusivity periods expire, we attempt to convert custom products into standard products to broaden our customer base and leverage our design and product expenditures. At March 31, 1999, we offered 158 products, and 50 additional products were in various stages of development. Below is a list of our current products by category, the number of products in each category, the semiconductor process technology used to fabricate these products and the types of OEM devices into which these products are incorporated.

                                                   NO. OF      FABRICATION
PRODUCT CATEGORY                                  PRODUCTS     TECHNOLOGY          END USER DEVICES
----------------                                  --------   ---------------  ---------------------------
Power Amplifiers................................      5      HBT; MESFET      Set-Top Boxes; Cable Modem
Power Amplifiers................................     43      HBT; Silicon     Cellular Handsets; Wireless
                                                                                Local Loop; Basestations;
                                                                                Wireless Local Area
                                                                                Networks
Quadrature Modulators/Demodulators..............     18      HBT; Silicon     Cellular Handsets;
                                                                                Basestations;
                                                                                Point-to-Point Links;
                                                                                Military Radios
Low Noise Amplifiers/Mixers.....................     24      HBT; Silicon     Cellular Handsets; Wireless
                                                                                Microphones
IF Components...................................     11      Silicon          Cellular Handsets; Wireless
                                                                                Meter Reading Systems
Gain Blocks.....................................     33      HBT; Silicon     Point-to-Point Links;
                                                                              Wireless Local Loop
Transceivers....................................     18      Silicon; MESFET  Wireless Security; Cordless
                                                                                Telephones; Wireless
                                                                                Meter Reading; Misc.
                                                                                Consumer Products
Attenuators/VCA.................................      6      Silicon; MESFET  Cellular Basestations;
                                                                                Point-to-Point Links

  Power Amplifiers

     Power amplifiers provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. Power amplifiers operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. Power amplifiers are often the most critical RF component for a number of reasons. They frequently are the most expensive component and are difficult to design and implement. In addition, power amplifiers normally use the greatest amount of battery power in a handset, which impacts talk time, and they generally dissipate the greatest amount of heat. Our GaAs HBT power amplifiers offer low distortion, small size, high efficiency, improved linearity and operation from a single polarity power source.

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

  Low Noise Amplifiers/Mixers

     A LNA is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 times with the addition of as little "white noise" as possible. In general, the less noise added by a LNA, the weaker the signal it can process. LNAs are commonly integrated into circuits with mixers (also referred to as "down-mixers" or "down converters"), and this combination generally is referred to as a "receiver front end." Mixers accept the filtered output from the LNA, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower frequency (IF) signal, which is easier to process.

  IF Components

     In a typical handset, high frequency RF signals are converted into lower frequency IF signals by the LNA/Mixer and then to baseband in the receive functions. In the transmit function, baseband inputs (e.g., voice) are converted from analog to digital form and processed through the IF range to the higher RF frequency before transmission through the antenna. Our IF devices include digitally controlled IF amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for IF-to-baseband conversion in the receive mode.

  Gain Blocks

     Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal's strength has been diminished by processing through a filter or other component.

  Transmitters, Receivers and Transceivers

     Single chip transmitters and receivers send and receive wireless signals. Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. Because this degree of integration generally results in some performance compromises, single chip transceivers tend to be used in cost-sensitive applications where performance is less critical.

  Attenuators

     An attenuator is a device that reduces the level of an input signal by controllable amounts. Our attenuators are programmable through use of an external analog or digital control signal to reduce signals to desired levels with minimal noise and signal loss when the device is not active. Like gain blocks, attenuators have many applications both within and outside the wireless markets.

CUSTOMERS

     The following list identifies, by market, our customers that have placed cumulative orders of greater than $100,000 in the 12 months ended March 31, 1999.

CELLULAR/PCS HANDSETS

Nokia Mobile Phones Ltd.
Siemens A.G.
Philips N.V.
Motorola Inc.
Bosch Telecom, Inc.
LG Information & Communications, Ltd.
NEC Corp.
Hyundai Electronics Industries Co., Ltd.
Sony Electronics, Inc.

Samsung America Inc.
Internix, Incorporated
Hanwha Telecommunications Co., LDT
Appeal Telecommunications Co. Ltd.
Kyocera America, Inc.
Telson Electronics Co., Ltd.
Denso Wireless Communications Co., Ltd.
Pan Tech Engineering Corporation
Mitel Corporation
Marshall Industries

CELLULAR/PCS BASE STATIONS

Ericsson Mobile Communications
Motorola Inc.
Lucent Technologies
Powerware Technologies, Inc.
SCI Systems, Inc.
Spectrian Corporation
Sanmina Corporation

WIRELESS DATA

Lucent Technologies, Inc.
Research In Motion Limited

OTHER WIRELESS APPLICATIONS

Tellabs Operations, Inc. (Wireless Local Loop)
Lucent Technologies, Inc., SpectraLink Corporation, Hexagram, Inc. (Cordless Telephones)
Motorola Inc., Celestica, Inc. (Paging; Industrial Radios)
Alcatel Network Systems (Point to Point Radio)
Hoshing Telecom Limited (Child Locators)
Digital Security Controls Ltd. (Wireless Security)

     We have agreed in principle with TRW and Nokia to cooperate to develop and supply Nokia with RFICs that are manufactured using TRW's GaAs HBT processes. The arrangement contemplates that Nokia and we will negotiate separate agreements to address the development and supply of each component. Pursuant to the arrangement, we have agreed to provide Nokia with access to certain RFIC technologies and to our GaAs HBT wafer fabrication facility, and Nokia has agreed to provide us with rights to bid for and supply Nokia's requirements for certain RFICs.

     Pursuant to separate agreements resulting from our arrangement with Nokia, we have developed a number of RFICs and supplied them to Nokia in commercial quantities. For the 12 months ended March 31, 1999, sales to Nokia were approximately $112.2 million, representing approximately 73% of our revenue.

     Our agreement in principle with TRW and Nokia can be terminated without penalty by any of the parties for any reason. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue.

SALES AND MARKETING

     We sell our products worldwide directly to customers as well as through a network of 13 domestic sales representative firms and 18 foreign sales representative firms. One sales representative firm, Jittek, accounted for about 15% of our revenue during fiscal 1999. We select our domestic and foreign representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives to keep them knowledgeable of our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. In June 1999, we opened a small sales office in the United Kingdom to enhance our ability to serve our European customers. We expect that beginning in fiscal 2000, we will be increasing our internal sales force enabling us to provide a greater level of direct customer support and the ability to deepen our strategic relationships.

     We believe that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the wireless communications industry. Our marketing application staff interacts with customers during all stages of design and production, provides customers with current product application notes and engineering data, maintains regular contact with customer engineers and assists in the resolution of technical problems. We assign to our largest customers a contract account manager who maintains regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. We believe that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.

STRATEGIC RELATIONSHIP WITH TRW

     In June 1996, we entered into a broad strategic relationship with TRW based on several agreements that evidence an investment by TRW in RFMD, a technology license from TRW to us and a supply arrangement between the parties. As a part of this alliance, TRW provided us with $25 million of equity and debt financing and became a significant shareholder of RFMD. Our key goal in entering into this alliance was to enable us to construct a four-inch wafer fabrication facility to manufacture products using GaAs HBT technologies developed by TRW and licensed to us.

     Under our license agreement, TRW has granted us fully paid up, royalty-free, worldwide licenses with respect to certain of TRW's existing and future GaAs HBT patent rights and MBE process patent rights, with accompanying know-how and technical information, to design, develop, manufacture, market, service and repair certain existing products of ours and any GaAs HBT product in which the emitter of the GaAs HBT has a width of one to three microns. These products must be for commercial wireless communications applications and operate on signals having a frequency of less than 10 GHz. The license with respect to the GaAs HBT rights became effective in June 1996, and the MBE license became effective on June 15, 1998, the date agreed upon by the parties as the point at which our wafer fabrication facility became operational. Subject to TRW's right to use the licensed technology to provide to customers on an ongoing basis certain specified foundry services, both licenses are exclusive as to all persons including TRW, but may be made non-exclusive at the option of TRW if we fail to meet certain revenue goals.

     TRW also granted us non-exclusive licenses to use certain of its existing GaAs HBT rights and MBE rights for the development and sale of certain of our existing products for applications other than commercial wireless communications or that operate on signals having a frequency of 10 GHz or more. The license agreement provides that TRW will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998, which is the date on which our wafer fabrication facility became operational. We have agreed to share with TRW any modifications or improvements that we make in the technology or the products developed therefrom, and to grant TRW a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. The licenses granted under the license agreement are granted without representation or warranty as to validity or noninfringement. Upon any termination of the license agreement for default, whether due to our default or otherwise, our rights to TRW's technologies would cease.

     Under the terms of the supply agreement, we have agreed to purchase from TRW, and TRW has agreed to sell to us, certain minimum quantities of three-inch GaAs HBT processed wafers and four-inch GaAs epitaxial wafer starting material until December 31, 2000. We are currently purchasing from TRW quantities of wafers in excess of the minimum number required to be delivered by TRW to us under the supply agreement.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused primarily on the development of new integrated circuit products, and also at improving manufacturing processes and yields. At March 31, 1999, there were 105 persons in our research and development organization. Because of the relative scarcity of RFIC design engineers, we have decided to locate some of our design personnel outside of our Greensboro, North Carolina headquarters. We opened a design center in Scotts Valley, California in April 1999 that is currently staffed by 12 engineers and a design center in Cedar Rapids, Iowa in June 1999 that is currently staffed by five engineers, and we anticipate that we may open additional RFIC design centers in other locations during fiscal 2000.

     Our circuit design staff is continually developing RFIC design solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating test RF circuits under emerging semiconductor process technologies, such as silicon germanium, to augment our Optimum Technology Matching(R) program and to meet our customers' future wireless equipment needs.

     In fiscal 1997, 1998 and 1999, we incurred approximately $6.2 million, $8.8 million and $14.2 million, respectively, of research and development expenses. We do not separately account for RFMD-sponsored and customer-sponsored research and development expenses.

     The market for RFICs is characterized by rapid changes in product designs and the emergence of new semiconductor technologies used to fabricate higher performance devices. Because the demand of OEMs for continual improvements in product performance is expected to increase, we believe that our future success depends in part on our ability to design RFICs under emerging wafer fabrication technologies that meet the cost and performance parameters of its customers. Moreover, we believe we must be able to attract and retain qualified research and development personnel.

COMPETITION

     Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. We have begun to experience competition for GaAs HBT products and we may face future competition from companies that have or develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their own requirements. Our primary competitors include Anadigics, Inc., Conexant Systems, Inc., Fujitsu Limited, Hitachi Ltd., Motorola, NEC Corp., Phillips N.V., Siemens A.G. and Triquint Semiconductor, Inc.

     We believe that competition within the markets for our products is driven primarily by the ability to design and deliver high performance and price competitive products in sufficient quantities and in a timely manner. Competition is also affected by the quality of customer service and technical support and the ability to design customized products that address each customer's particular requirements and cost limitations.

     Many of our current and potential competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. Further, many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability by causing us to reduce prices or by reducing demand for our products.

INTELLECTUAL PROPERTY

     It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own two U.S. patents for GaAs HBT power amplifiers, both of which were issued in 1997 and will expire in 2015.

     We rely primarily upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. However, there can be no assurance that these types of agreements will effectively prevent unauthorized disclosure of our confidential information, that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

     While we have not been involved in any patent or other intellectual property rights litigation, there can be no assurance that third parties will not assert claims against us, our customers or TRW with respect to existing and future products. Any litigation to determine the validity of any third party's claims could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless industry is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the litigation. There can be no assurance that we would be successful in such development or that any such license would be available on commercially reasonable terms.

BACKLOG

     At March 31, 1999, our backlog was approximately $64.6 million, compared to approximately $42.8 million at the end of fiscal 1998. We include in backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

     At March 31, 1999, we had 423 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, RFIC design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our employee relations are good.

ENVIRONMENTAL MATTERS

     By virtue of operating our wafer fabrication facility, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the RFIC manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up discharges. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. There can be no assurance, however, that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Annual Report on Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Annual Report on Form 10-K or that we have made elsewhere.

  Our Operating Results Fluctuate Significantly and We May Not Be Able to Maintain Our Existing Growth Rate.

     Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Although we have had significant revenue and earnings growth in recent quarters, we may not be able to sustain these growth rates. Our future operating results will depend on many factors, including the following:

     - our ability to design, manufacture and deliver our products in a timely and cost-effective manner;

     - our ability to design, manufacture and deliver our products in large enough volumes to satisfy our customers' requirements;

     - the ability of our third party foundries and assemblers to manufacture and assemble our products in a timely and cost-effective manner that meets our customers' requirements;

     - unexpected poor line, assembly or test yields for our products;

     - our ability to expand our production of GaAs HBT wafers at our wafer fabrication facility;

     - demand for our products;

     - demand for our customers' products;

     - competition; and

     - general industry and global economic conditions.

     It is likely that our future operating results will be adversely affected by these or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

  We are Experiencing GaAs HBT Capacity Constraints, and Increasing Production from Our Wafer Fabrication Facility Is Critical to Our Business.

     In June 1998, we completed the first phase of our 64,000 square foot GaAs HBT wafer fabrication facility located in Greensboro, North Carolina. This facility and our current efforts to increase its production are crucial to our strategy of expanding our GaAs HBT manufacturing capacity in order to satisfy customer demand for our GaAs HBT products, which is currently greater than we are able to meet.

     We began commercial shipments of products from our facility in September 1998. Production from the facility gradually increased throughout the remainder of fiscal 1999 and we expect it to continue to increase into fiscal 2000. In order to increase production at this facility, we must qualify each new RFIC design with our customers. As parts are brought into production, we must maintain and improve our line yields, assembly yields and test yields in order to reach our manufacturing goals. A number of factors will affect the future success of this facility, including the following:

     - our ability to qualify new products in a timely manner;

     - demand for our products;

     - our production yields;

     - our ability to generate revenues in amounts that cover the significant fixed costs of operating a wafer fabrication facility;

     - our relatively limited experience in high volume manufacturing of GaAs HBT products;

     - our ability to hire, train and manage qualified production personnel;

     - our compliance with applicable environmental and other laws and regulations; and

     - our inability to use all or any significant portion of our facility for prolonged periods of time for any reason. For example, a small fire at our facility last year caused by a chemical reaction damaged a piece of processing equipment. Fortunately, this did not affect our production.

     We are currently in the process of the second phase of construction of our wafer fabrication facility. The second phase involves expansion of wafer fabrication and starting material production capacity. This phase is budgeted at about $40 million and includes about 6,000 square foot expansion to our clean room and the installation of additional production equipment. This second phase expansion project is currently expected to be completed during the winter of 2000. In addition, we intend to expand further our wafer manufacturing capacity by moving our MBE equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. This phase of expansion, which has a budgeted total cost of $15 million, is currently scheduled to be completed by the spring of 2001. Construction activities like these are subject to a number of risks, including the following:

     - unforeseen environmental or engineering problems;

     - unavailability or late delivery of process equipment;

     - work stoppages and delays; and

     - delays in bringing production equipment on-line.

     These and other risks may adversely affect the ultimate cost of these projects when they are completed and when we are able to exploit these planned increases in our production capacity.

     We are also studying other means of increasing our manufacturing capacity, including the construction of additional fabrication facilities and modifications to our production process. No definite plans have been implemented or approved in this regard, however, and we cannot be sure whether we will be able to identify additional means of increasing capacity or that any efforts we make to increase capacity through other means will be successful or cost-effective. Moreover, we may devote significant resources to analyzing the feasibility of alternative means of increasing capacity only to determine that they are not practicable.

  We Depend on a Few Large Customers.

     Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. For example, for fiscal 1999 our top five customers accounted for 87% of our total revenue and for fiscal 1998 our top five customers accounted for 70% of our total revenue and.

Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them.

     The identity of our largest customers has varied significantly from year to year. In fiscal 1999, sales to Nokia accounted for 73% of our revenue. In fiscal 1998, sales to Nokia accounted for 42% and sales to LGIC accounted for 13% of our revenue. In fiscal 1997, sales to Qualcomm Incorporated accounted for 32% and sales to Samsung accounted for 23% of our revenue.

     We typically manufacture custom products on an exclusive basis for one customer for a negotiated period of time. This factor, along with capacity constraints, makes it difficult for us to diversify our customer base. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results will suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. If we lose a large customer and fail to add new customers to replace lost revenue, our operating results will not recover.

  If We Experience Poor Production Yields, Our Operating Results May Suffer.

     Our integrated circuit products, especially our GaAs HBT products, are very complex. Each product has a unique design and each product is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our customers incorporate our RFICs into high volume products such as cellular and PCS handsets and they insist that our products meet their exact specifications for quality, performance and reliability.

     Our products are manufactured on round GaAs or silicon substrates, or starting material, called wafers. Before our customers can use our products, the wafers must be processed and cut or sawed into individual die. The die must then be assembled, or packaged, and then the final product must be tested.

     Our manufacturing yield is a combination of:

     - line yield, which is the number of usable wafers that result from our fabrication process;

     - assembly yield, which is the number of assembled parts we actually receive from the packaging house divided by the number of die available on the wafer; and

     - test yield, which is the number of assembled parts that pass all component level testing divided by the total number of parts tested.

     - Our customers also test our RFICs once they have been assembled into their products. The number of usable RFICs that result from our production process can fluctuate as a result of many factors, including the following:

     - design errors;

     - defects in photomasks used to print circuits on a wafer;

     - minute impurities in materials used;

     - contamination of the manufacturing environment;

     - equipment failure or variations in the fabrication process;

     - losses from broken wafers or other human error; and

     - defects in packaging.

     Because average selling prices for our products tend to decline over time and because many of our manufacturing costs are fixed, we are constantly trying to improve our manufacturing yields. For a given level of sales, when our yields improve, our gross margins improve and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.

     In the past, we have experienced difficulties in achieving acceptable yields on certain new products, and this has adversely affected our gross margins and our operating results. For example, during the fourth quarter of fiscal 1998, we took an unexpected charge of about $4.6 million to cover defective products that had packaging-related problems. We may experience similar problems in the future and we cannot predict when they may occur or their severity. These problems could significantly affect our future operating results.

  We Face Challenges Managing Rapid Growth.

     We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 131 employees on March 31, 1997 to 423 employees on March 31, 1999. To manage our growth effectively, we must:

     - implement and improve operational and financial systems;

     - coordinate the construction, upfit and expansion of our physical facilities in multiple locations;

     - train and manage our employee base; and

     - attract qualified people with experience in RF engineering, integrated circuit design, wafer fabrication, wireless systems and technical marketing and support.

     Competition for these people is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry and assembly partners. Moreover, we will spend substantial amounts in connection with our rapid growth and may have additional unexpected costs. Our systems, networks, software tools, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our operating results will be adversely affected.

  Our Operating Results Are Substantially Dependent on Demand for Our GaAs HBT Products.

     Although we design products using three distinct process technologies, a substantial portion of our revenue comes from the sale of GaAs HBT products. For example, during fiscal 1999, 87% of our revenue came from the sale of GaAs HBT products. We currently expect that this process concentration will continue.

     Our dependence on GaAs HBT products could ultimately hurt our operating results in the future. Competitors have begun to enter the market and offer their own GaAs HBT products, and direct competition with competitors with GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies could be developed that have characteristics that are superior to GaAs HBT. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.

  Our Operating Results Are Substantially Dependent on Development of New Products.

     Our future success will depend on our ability to develop new RFIC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and we must secure production orders from our customers. The development of new RFICs is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

     - the accuracy of our prediction of market requirements and evolving standards;

     - acceptance of our new product designs;

     - the availability of qualified RFIC designers;

     - our timely completion of product designs; and

     - acceptance of our customers' products by the market.

     We may not be able to design and introduce new products in a timely or cost-efficient manner and our new products may fail to meet the requirements of the market or our customers. In that case, we likely will not reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins require significant expenditures by us and typically precede volume revenues by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customers' products.

  Our Industry's Technology Changes Rapidly and We Depend on Development and Growth of Wireless Markets.

     We depend on the development and growth of markets for wireless communications products and services, including cellular and PCS telephony, wireless LANs, wireless security systems and other wireless applications. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop.

     We supply RFICs almost exclusively for wireless applications. The wireless markets are characterized by frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers' demands for improvements in product performance will increase, which means that we must continue to improve our product designs and develop new products using new wafer fabrication technologies.

     For example, we are currently developing products that combine one or more integrated circuits with one or more passive components, such as filters and resistors, into a stand-alone modular package. In addition to using an independent packaging vendor for these products, we plan to assemble and package some of these products in-house. We have not previously packaged any type of RFIC on a commercial basis, and this vertical expansion of our business will require significant investment in equipment and additional personnel and will require us to develop expertise in new production techniques that are significantly different from RFIC fabrication processes. We currently have budgeted $12 million for developing our in-house modular packaging capability, and we currently expect to begin shipping commercial quantities of modular units that we have packaged ourselves during the first calendar quarter of 2000. We cannot be sure, however, that we will successfully develop this in-house packaging capability or that we will otherwise be able to meet the needs of our customers for modular products. This development effort presents many technical challenges and if we are unsuccessful, our operating results could be adversely affected.

     It is likely that a competing process technology will emerge that permits the fabrication of integrated circuits that are superior to the RFICs we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.

  We Depend Heavily on Our Relationship with Nokia.

     We have agreed in principle with TRW and Nokia to cooperate to develop and supply Nokia with RFICs manufactured using TRW's GaAs HBT processes. The arrangement contemplates that we will negotiate separate agreements with Nokia for each component. Also, we have agreed to give Nokia access to some of our RFIC technologies and to our GaAs HBT wafer fabrication facility, and Nokia has agreed to give us rights to bid for and supply Nokia's needs for certain RFICs.

     Under the separate agreements resulting from our arrangement with Nokia, we have developed a number of RFICs and supplied them to Nokia in commercial quantities. In fiscal 1999, sales to Nokia were about $112 million, or 73% of our revenue. In fiscal 1998, Nokia sales were about $19 million, or 42% of our revenue.

     Our arrangement with Nokia and TRW can be ended without penalty by any of the parties for any reason. The arrangement does not obligate Nokia to purchase any additional products from us, and we cannot be sure that Nokia will remain a significant customer or that our relationship will continue. The loss of Nokia as a customer for any reason will have a material adverse effect on our operating results.

  We Depend on TRW for GaAs HBT Wafers and Technology.

     Although we have commenced commercial production of GaAs HBT products at our own facility, we continue to rely heavily on TRW as a supplier for GaAs HBT wafers. Before September 1998, all of our GaAs HBT products were fabricated at TRW's facility. For the six months ended March 31, 1999, $98 million of our revenue came from the sale of GaAs HBT products, but only $48 million of our revenue was attributable to products produced at our facility.

     TRW has agreed to supply to us, and we have agreed to buy from TRW, certain minimum quantities of GaAs HBT wafers. These obligations continue until December 31, 2000. We are currently purchasing quantities of wafers from TRW in excess of the amounts they are required to supply us and we currently expect that we will continue to rely on TRW as a key supplier of GaAs HBT wafers over the remaining two years of the supply agreement and thereafter. If TRW is unable to manufacture and deliver to us wafers in the quantities we need on a timely basis, our operating results will be adversely affected.

     We depend on our exclusive license from TRW for its GaAs HBT technology. If the license is terminated or if it were determined that this technology infringed on a third party's intellectual property rights, our operating results would be adversely affected. TRW made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else. Also, TRW has the right to convert our exclusive license to a non-exclusive license if we fail to meet certain revenue goals. If we fail to meet these goals, our operating results could be adversely affected.

  We Have a Limited Operating History and Have Had Operating Losses.

     We were incorporated in 1991 and were in the development stage through the year ended March 31, 1995. We had net losses totaling about $14.4 million from the period of inception through fiscal 1996, profits of $1.7 million in fiscal 1997, a net loss of $0.5 million in fiscal 1998 and profits of $19.6 million in fiscal 1999. We expect to spend substantial additional amounts to continue developing our fabrication facility and expanding our operations and to design and develop new products. Given our history of annual and quarterly operating losses, our expansion efforts, our dependence on other parties and the difficulty of predicting demand for our products, among other factors, we cannot be sure that we will sustain profitability.

  We Depend Heavily on Third Parties.

     Until September 1998, other companies manufactured all of our products, and we expect to continue to rely heavily on third parties in the future. We buy a significant portion of our GaAs HBT products from TRW, which we believe is one of only two suppliers of commercial quantities of GaAs HBT wafers. We also use one independent foundry to manufacture our silicon-based products and one independent foundry to manufacture our GaAs MESFET products. The foundry that supplies our GaAs MESFET products is owned and operated by one of our competitors. Access to other foundries for GaAs products could be particularly difficult to obtain.

     We will remain dependent on a small number of independent foundries to manufacture our products on a timely basis, to achieve acceptable manufacturing yields and to offer us competitive pricing. If these independent foundries cannot deliver our products on a timely basis, allocate us sufficient manufacturing capacity, achieve acceptable yields or offer us competitive pricing, it would have a material adverse effect on our operating results. We cannot be sure that we would be able to locate other foundries to make our products if we lost any of these sources of supply.

     We use independent vendors to package all of our integrated circuits. We have had packaging quality problems with some of these vendors, especially with GaAs HBT products. We took a non-recurring charge in the last quarter of fiscal 1998 of about $4.6 million to cover product returns and the establishment of inventory reserves for products with packaging-related problems. During fiscal 1998, we also discovered quality problems with parts packaged by a second vendor and stopped using that vendor. It is likely that we will have more packaging problems in the future. A delay or reduction in product shipments or unexpected product returns because of these problems could have an adverse effect on our operating results.

  We Operate in a Very Competitive Industry.

     Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. At least one of our competitors has GaAs HBT technology and other companies are developing GaAs HBT and new fabrication processes. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Any of them could develop products that compete with or replace ours. If one of our large customers decided to design and manufacture integrated circuits internally, it could have an adverse effect on our operating results.

     We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments would have an adverse effect on our operating results.

     Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors, including Anadigics, Conexant, Fujitsu, Hitachi, Motorola, NEC, Philips, Siemensand TriQuint, have greater financial, technical, manufacturing and marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

  We Depend Heavily on Key Personnel.

     Our success depends in part on keeping key technical, marketing, sales and management personnel. We do not have employment agreements with any of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit design, wafer fabrication, wireless systems and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

  We Are Subject to Risks from International Sales and Operations.

     Sales to customers in South Korea accounted for about 13.3% of our revenue in fiscal 1999 and about 21.3% of our revenue in fiscal 1998. As a result of the economic instability in Asia, sales to our customers in South Korea in fiscal 1999 initially declined. Recently, we have experienced an increase in orders from customers in South Korea. We believe this market remains unstable and we cannot predict whether that trend will continue or reverse. We also cannot predict whether the turmoil that has affected Asian and other economies will spread to other parts of the world.

     Sales to customers located outside the United States accounted for about 24% of our revenue in fiscal 1996, about 42% of our revenue in fiscal 1997, about 50% of our revenue in fiscal 1998 and about 59% of our revenue in fiscal 1999. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations. See Note 2 of Notes to Financial Statements.

     All but one of our circuit assembly vendors are located in Asia. This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in U.S. dollars. Our assembly costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international assemblers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.

  We Rely on Intellectual Property and Could Face Claims of Infringement.

     Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties.

     Although there are no pending lawsuits against us or notices that we are infringing anyone's intellectual property rights, we could be notified in the future that TRW or we are infringing someone's intellectual property rights. We cannot be sure that we could obtain licenses on commercially reasonable terms or that litigation would not occur if there were any infringement. If we were unable to obtain necessary licenses or if litigation arose out of infringement claims, our operating results could be adversely affected.

     In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information with confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

  We Are Subject to Stringent Environmental Regulation.

     We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in our manufacturing processes. Because the public is focusing more attention on the environmental impact of the operations of the semiconductor industry, these requirements may become more stringent in the future. Failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination.

  We Face Risks Concerning Year 2000 Issues.

     We have evaluated all of our internal software and current products against Year 2000 concerns, and we believe that our products and business will not be substantially affected by the advent of the year 2000 and that we have no significant exposure to liabilities related to the Year 2000 issue for the products we have sold.

     Although we believe our planning efforts are adequate to address our Year 2000 concerns, we cannot be sure that we will not experience negative consequences and material costs caused by undetected errors or defects in the technology used in our internal systems, or that the systems of other parties on which we rely will be made compliant on a timely basis and will not have any material adverse effect on us. At this time, we are unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and we do not have a contingency plan for any unanticipated negative effects.

  TRW and Our Management Are Controlling Shareholders.

     Our directors and executive officers and their affiliates (including TRW) beneficially own about 26.9% of RFMD's common stock. TRW, our largest shareholder, beneficially owns about 23.1% of the common stock. These shareholders thus can exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

     TRW has agreed to refrain until June 6, 2002 from taking certain actions affecting control over us. If a third party offers to acquire all of our stock, however, TRW will have 30 days to make a counterproposal on the same or better terms and could have the proposal submitted to our shareholders. This right could discourage a third party from offering to acquire all of our outstanding shares.

  Our Stock Price Is Subject to Volatility.

     The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, new products by us or our competitors, transaction by corporate insiders and other events and factors. Since completion of our public offering in June 1997, our stock price has fluctuated widely. Also, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

  Future Sales of Shares Could Have an Adverse Effect on Market Price.

     Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. As of June 17, 1999, we had outstanding a total of 39,501,598 shares of common stock. Of these shares, approximately 29,165,884 shares are freely tradable without restriction or further registration under the Securities Act of 1933, except for any shares acquired by our "affiliates," as that term is defined in Rule 144 under the Securities Act. We believe that the holders of the remaining 10,335,714 shares are affiliates and, accordingly, that their shares may be sold without registration only in compliance with the Securities Act (including Rule 144). As of March 31, 1999, options to purchase 3,305,552 shares of common stock were outstanding under our stock option plans, with a weighted average exercise price of $7.14 per share and a weighted average remaining contractual life of 8.4 years. Of these, options to purchase 583,762 shares were exercisable at March 31, 1999, at a weighted average exercise price of $1.95 per share.

ITEM 2.  PROPERTIES

     Our principal administrative facility is located in a building comprising approximately 25,000 square feet in Greensboro, North Carolina. Pursuant to the lease agreement under which we lease this building, we exercised an option for an expansion of the facility through the construction of an adjacent additional building consisting of approximately 34,000 square feet that was completed in March 1999. The term of the lease for these facilities is fifteen years from the date of completion of this expansion. We also lease real estate adjacent to our principal facility on which our wafer fabrication facility, consisting currently of approximately 64,000 square feet, has been constructed. The lease for the fabrication facility has a term expiring in May 2013, with two 10-year renewal options. We have deposited $3.9 million under an escrow arrangement to secure our obligations under this lease. The deposited amounts are to be released to us based upon an agreed-upon amortization schedule; subject to acceleration in the event we meet specified financial coverage ratios. We currently expect the deposited amount will be released to us in full by the end of the second quarter of fiscal 2000 as the result of our meeting the specified financial coverage ratios. We also lease approximately 17,500 square feet of commercial space in Greensboro, North Carolina that we use for office space and storage. This facility is leased under three leases that each expire on December 31, 1999. We anticipate renewing these three leases pending satisfactory re-negotiation results.

     As part of the execution of the wafer fabrication and MBE capacity expansion efforts, we have entered into an operating lease for a new 136,000 square foot facility. The lease agreement is for a 15-year lease with options to renew for two periods of ten years. We have also entered into a lease for another 75,000 square foot facility that is to be used for packaging and wafer dicing associated with our modular products. The term of the lease is also for 15 years with two ten-year renewal options. The aggregate annual rentals for these leases are approximately $0.7 million. We have also entered into lease agreements for our Scotts Valley and Cedar Rapids design centers. The lease agreement for the Scotts Valley facility is for a 4-year term with an option to renew for a 3-year period. The lease agreement for the Cedar Rapids facility is for a 5-year period with no option to renew. The aggregate annual rentals for these leases are approximately $143,000.

     We own 30 acres of land adjacent to our fabrication facility, on which we recently began construction of a new 100,000 square foot facility that will serve as our new headquarters building as well as provide expansion for the design engineering and marketing groups. This facility is expected to be completed in December 1999, and we are currently reviewing various financing and leasing alternatives to finance this project.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on The Nasdaq National Market under the symbol "RFMD." The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by The Nasdaq National Market. We completed our initial public offering of 6,911,100 shares of common stock in June 1997 at a price of $6.00 per share, and completed a secondary offering of 4,600,000 shares of common stock in January 1999 at a price of $30.72 per share. Our common stock split two-for-one on March 31, 1999 by means of a 100% share dividend payable to holders of record on March 17, 1999, and the prices below have been adjusted to reflect this split. As of June 17, 1999, there were 282 holders of record of our common stock.

                                                               HIGH     LOW
                                                              ------   ------
Year Ended March 31, 1998
First Quarter (from June 3).................................  $ 9.56   $ 7.25
Second Quarter..............................................   11.56     8.06
Third Quarter...............................................    9.25     5.25
Fourth Quarter..............................................    8.44     5.13
For Fiscal Year 1998........................................   11.56     5.13
Year Ended March 31, 1999
First Quarter...............................................  $ 8.19   $ 5.44
Second Quarter..............................................   11.09     5.25
Third Quarter...............................................   25.31     7.31
Fourth Quarter..............................................   51.88    22.31
For Fiscal Year 1999........................................   51.88     5.25

     We have never paid dividends on our capital stock. We intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

     On February 4, 1999, we issued 72,318 shares of common stock to an entity believed to qualify as an accredited investor upon the cashless exercise of warrants held by such entity to purchase a total of 82,644 shares of common stock at $4.50 per share. We issued these shares of common stock in reliance on the exemptions from registration provided by Sections 3(a)(9) and 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and Notes thereto included in this Form 10-K. The statement of operations data for the years ended March 31, 1999, 1998 and 1997, and the selected balance sheet data as of March 31, 1999 and March 31, 1998, are derived from, and are qualified by reference to, the Financial Statements and Notes thereto included in this Form 10-K. The statement of operations data for the years ended March 31, 1996 and 1995, and the selected balance sheet data as of March 31, 1997, March 31, 1996 and March 31, 1995 are derived from our historical financial statements, which are not included in this Form 10-K.

                                                               YEAR ENDED MARCH 31,
                                                 -------------------------------------------------
                                                   1999      1998      1997       1996      1995
                                                 --------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product sales................................  $152,114   $44,095   $27,852   $  8,212   $ 1,254
  Engineering revenues.........................       738     1,255       950      1,303       434
                                                 --------   -------   -------   --------   -------
Total revenues.................................   152,852    45,350    28,802      9,515     1,688
Operating costs and expenses:
  Cost of goods sold...........................    99,325    29,246    15,826      7,471     1,215
  Research and development.....................    14,239     8,761     6,178      4,245     2,836
  Marketing and selling........................    10,716     6,220     3,760      1,817     1,180
  General and administrative...................     4,787     2,528     1,391      1,226       620
                                                 --------   -------   -------   --------   -------
Total operating costs and expenses.............   129,067    46,755    27,155     14,759     5,851
                                                 --------   -------   -------   --------   -------
Income (loss) from operations..................    23,785    (1,405)    1,647     (5,244)   (4,163)
Interest expense...............................    (1,244)     (184)     (399)       (81)      (27)
Other income, net..............................     1,911     1,066       513        137        68
                                                 --------   -------   -------   --------   -------
Income (loss) before income taxes..............    24,452      (523)    1,761     (5,188)   (4,122)
Income tax expense.............................    (4,891)       --      (109)        --        --
                                                 --------   -------   -------   --------   -------
Net income (loss)..............................  $ 19,561   $  (523)  $ 1,652   $ (5,188)  $(4,122)
                                                 ========   =======   =======   ========   =======
Net income (loss) per share:
  Basic........................................  $   0.57   $ (0.02)  $  0.30   $  (4.43)  $ (3.52)
                                                 ========   =======   =======   ========   =======
  Diluted......................................  $   0.53   $ (0.02)  $  0.07   $  (4.43)  $ (3.52)
                                                 ========   =======   =======   ========   =======
Shares used in per share calculation:
  Basic........................................    34,236    27,018     5,556      1,170     1,170
  Diluted......................................    36,868    27,018    22,430      1,170     1,170
                                                 ========   =======   =======   ========   =======
                                                   1999      1998      1997       1996      1995
                                                 --------   -------   -------   --------   -------
BALANCE SHEET DATA:
Cash and cash equivalents......................  $147,545   $16,360   $ 2,330   $  6,638   $ 2,223
Working capital................................   167,918    34,226     7,313      7,912     2,686
Cash restricted for capital additions..........     3,860        --    12,358         --        --
Total assets...................................   275,758    93,364    36,265     13,192     4,343
Long-term debt and capital lease obligations...    12,587    12,524    10,829        153        59
Redeemable convertible preferred stock.........        --        --    28,257     23,325    12,325
Shareholders' equity (deficiency)..............   230,906    66,763    (9,472)   (14,357)   (9,169)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions constitute forward-looking statements. Our Company's business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the section entitled "Business -- Additional Factors That May Affect Future Results" describe some, but not all, of the factors that could cause these differences.

OVERVIEW

     We design, develop, manufacture and market proprietary RFICs for wireless communications applications such as cellular and PCS, cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. We derive revenue from the sale of standard and custom-designed products and services. To date, a significant portion of our revenue has been attributable to the sale of RFICs used in cellular and PCS handsets. We offer a broad array of products -- including amplifiers, mixers and modulators/ demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment. We design products using four distinct process technologies: GaAs HBT, GaAs MESFET, silicon bipolar transistor and silicon germanium. Sales of GaAs HBT products represented 89% of our revenue in fiscal 1999, 81% during fiscal 1998, and 85% during fiscal 1997. We expect to continue to rely heavily on sales of GaAs HBT products.

     Until September 1998 we did not have internal manufacturing capabilities for GaAs HBT products and thus relied exclusively on purchased wafers to meet customer demand. In September 1998, we began commercial shipments from our GaAs HBT wafer fabrication facility, which has enabled us to manufacture products with lower per unit costs than products manufactured from wafers that we purchase. Internally manufactured products accounted for 31.4% of our total revenues for fiscal 1999, and we are in the process of increasing production at our fabrication facility. We are also expanding this facility's total production capacity in response to demand for our GaAs HBT products by adding additional production equipment and by relocating certain manufacturing processes to a new leased facility.

RESULTS OF OPERATIONS

     The following table shows our statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                          FOR THE FISCAL YEAR ENDED
                                                  MARCH 31,             YEAR-TO-YEAR CHANGES
                                          --------------------------    ---------------------
                                           1999      1998      1997     1998-1999   1997-1998
                                          ------    ------    ------    ---------   ---------
Total revenues..........................  100.0     100.0     100.0        237.1       57.5
Operating costs and expenses:
  Cost of goods sold....................   65.0      64.5      54.9        239.6       84.8
  Research and development..............    9.3      19.3      21.4         62.5       41.8
  Marketing and selling.................    7.0      13.7      13.1         72.3       65.4
  General and administrative............    3.1       5.6       4.8         89.4       81.7
                                          -----     -----     -----      -------     ------
Total operating costs and expenses......   84.4     103.1      94.3        176.0       72.2
Income (loss) from operations...........   15.6      (3.1)      5.7      1,792.9     (185.3)
Interest expense........................   (0.8)     (0.4)     (1.4)       576.1      (53.9)
Other income, net.......................    1.3       2.4       1.8         79.3      107.8
                                          -----     -----     -----      -------     ------
Income (loss) before income taxes.......   16.0      (1.2)      6.1      4,775.3     (129.7)
Income tax expense......................   (3.2)      0.0      (0.4)          --         --
                                          -----     -----     -----      -------     ------
          Net income (loss).............   12.8      (1.2)      5.7      3,840.2     (131.7)
                                          =====     =====     =====      =======     ======

REVENUES

     Our revenues increased 237.1% during fiscal 1999 versus fiscal 1998 primarily due to strong growth in both the GaAs HBT product line (a 269.2% increase over fiscal 1998) and the silicon product line (a 187.8% increase over fiscal 1998). Commercial shipments from our wafer fabrication facility commenced in September 1998 and contributed $48.0 million (or 31.4%) of total revenues in fiscal 1999. We are close to reaching production levels from our fabrication facility of approximately 15,000 four-inch wafers per year. We are increasing the facility's total capacity to approximately 30,000 four-inch wafers per year through an expansion of the facility's clean room and the installation of additional equipment. We plan additional steps that we believe will increase capacity to approximately 50,000 four-inch wafers per year by the spring of 2001.

     Sales to Nokia Mobile Phones Ltd. represented 73% and 44% of revenue for fiscal 1999 and fiscal 1998, respectively. No other customer accounted for more than 7% of our fiscal 1999 revenues. Engineering revenues were 0.5% of total revenues for the year ended March 31, 1999, compared to 2.8% for the previous year.

     Revenues for fiscal 1998 increased 57.5% over fiscal 1997 primarily due to strong sales growth in GaAs HBT power amplifiers for cellular and PCS handsets, including shipments of 3.0 volt, high-efficiency GaAs HBT power amplifiers to Nokia for their series of 3.0 volt handsets.

     International shipments accounted for $90.4 million or 59.1% of revenues in fiscal 1999, compared to $22.7 million, or 50.0% of revenues in fiscal 1998 and $11.9 million, or 42.0% of revenues, for fiscal 1997. Sales to customers located in South Korea totaled $20.3 million in fiscal 1999, or 13.3% of revenues, compared to $9.6 million, or 21.3% of revenues in fiscal 1998. The growth in sales to our South Korean OEM customers resulted from increased demand for CDMA handsets that they supply to the South American and Asian markets. Although we experienced an increase in sales to customers located in South Korea in fiscal 1999, this market remains unstable and we cannot be sure that this trend will continue or that economic instability in Asia or other parts of the world will not have a material adverse effect on our operating results.

GROSS PROFIT

     In fiscal 1999, our gross profit margins decreased slightly to 35.0% from 35.5% in fiscal 1998 due to a combination of lower average selling prices driven by volume pricing agreements granted to our largest customer and adverse assembly and test yields associated with new products, partially offset by lower costs on purchased wafers under a supply agreement providing for annual price reductions. In fiscal 1998, gross profit margins decreased to 35.5% from 45.1% in fiscal 1997 primarily due to a one-time revenue reduction and inventory write-down due to packaging-related product returns totaling $4.6 million.

     We have historically experienced significant fluctuations in gross profit margins which caused fluctuations in our quarterly operating results and we cannot be sure that future operating results will not be similarly affected. We currently expect that our gross profit margins should improve as an increasing percentage of our GaAs HBT products are fabricated at our wafer fabrication facility, where production costs per wafer have to date been lower than costs for products manufactured with purchased wafers. In this regard, our gross profit margins improved from 32.0% in the first half of fiscal 1999 to 36.7% in the second half of fiscal 1999. However, we sell products in intensely competitive markets, and we believe that downward pressure on average selling prices will continue to occur.

RESEARCH AND DEVELOPMENT

     Research and development expenses in fiscal 1999 increased $5.5 million over fiscal 1998 primarily due to increased salaries and benefits and recruiting expenses related to increased headcount and additional spending on mask sets and outside services for both standard and custom-designed products. Research and development expenses as a percentage of total revenues decreased to 9.3% in fiscal 1999 from 19.3% in fiscal 1998. Research and development expenses in fiscal year 1998 compared to fiscal 1997 increased $2.6 million, primarily due to increased salaries and benefits related to headcount growth and additional spending on small tools and supplies and other components necessary for prototype assembly. In addition, amortization and depreciation expenses for equipment leases and purchases increased. We plan to continue to make substantial investments in research and development and we expect that such expenses will continue to increase in absolute dollar amounts in future periods. We opened an RFIC design center in Scotts Valley, California in April 1999 that is currently staffed by 12 employees and a design center in Cedar Rapids, Iowa in June 1999 that is currently staffed by five employees, and we anticipate that we may open additional design centers in other locations during fiscal 2000.

MARKETING AND SELLING

     Marketing and selling expenses in fiscal 1999 increased $4.5 million over fiscal 1998, primarily due to increased salaries and benefits related to increased headcount and to increased expenses associated with advertising, travel and entertainment expenses, and commissions related to increased sales to South Korean customers. Marketing and selling expenses as a percentage of revenues in fiscal 1999 decreased to 7.0% from 13.7% in fiscal 1998. Marketing and selling expenses in fiscal year 1998 compared to fiscal 1997 increased $2.5 million primarily due to increased salaries and benefits and recruiting expenses related to increased headcount, increased travel and entertainment expenses, and increased sales literature expenses. We plan to continue to make substantial investments in marketing and selling and we expect that such expenses will continue to increase in absolute dollar amounts in future periods. In June 1999, we opened a small sales office in the United Kingdom to enhance our ability to serve our European customers, and we may open additional sales offices in the United States or elsewhere. We expect that beginning in fiscal 2000, a greater proportion of our sales and marketing efforts will increasingly be conducted directly by our employees, and that our reliance on independent sales representative firms will decline over time. This will result in an absolute increase in marketing and selling expenses as we build our internal direct sales force.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses in fiscal 1999 increased $2.3 million over fiscal 1998 primarily due to increased salaries and benefits related to headcount increases, provision for doubtful accounts and the amortization of our technology license with TRW. The changes in headcount are the result of staffing to support an SAP implementation during fiscal year 2000 and increases in human resources and finance headcount due to larger employee population and increased business volume. General and administrative expenses as a percentage of revenues decreased to 3.1% in fiscal 1999 from 5.6% in fiscal 1998. General and administrative expenses in fiscal year 1998 compared to fiscal 1997 increased $1.1 million, primarily due to increased salaries and benefits and recruiting expenses associated with headcount increases and to costs associated with being a public company.

OTHER INCOME (EXPENSE)

     Other income (expense), net in fiscal 1999 reflected net income of $667,000 compared to net income of $882,000 in fiscal 1998. This decrease was attributable to increased interest expense incurred on borrowings related to our wafer fabrication facility, which offset the benefit of an increase in interest income due to higher cash balances from our secondary public stock offering, which was completed in January 1999. Other income (expense), net in fiscal 1998 increased $768,000 compared to fiscal 1997 primarily due to the investment of the proceeds of our June 1997 initial public offering.

INCOME TAX EXPENSE

     Income tax expense in fiscal 1999 was $4.9 million compared to no provision in fiscal 1998 and $109,000 in fiscal 1997. Our effective combined income tax rate was 20.0% in fiscal 1999 and 6.2% in fiscal 1997, which is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. In fiscal 1998 we did not provide for income taxes as a result of the loss incurred during the year.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. We completed our initial public offering in June 1997, and raised approximately $37.6 million, net of offering expenses. In January 1999, we completed our secondary public offering and raised approximately $133.4 million, net of offering expenses. As of March 31, 1999, we had working capital of approximately $167.9 million, including $147.5 million in cash and cash equivalents.

     Operating activities generated $20.5 million in cash in fiscal 1999. This was attributable primarily to net income of $19.6 million and an increase in accounts payable of $8.8 million, partially offset by an increase in accounts receivable of $16.6 million and in inventories of $2.5 million. Cash used by operating activities in fiscal 1998 was $14.6 million. This amount was attributable primarily to a $15.7 million increase in inventories and a $4.6 million increase in accounts receivable. These were partially offset by an increase in accounts payable of $5.2 million.

     The $25.8 million of cash used by investing activities in fiscal 1999 was related to the purchase of $24.8 million of capital equipment, primarily for use in our wafer fabrication facility, as well as $1.3 million for the capitalization of wafer fabrication construction costs. The $19.9 million of cash used by investing activities in fiscal 1998 was related to expenditures associated with the construction of our GaAs HBT wafer fabrication facility, and to wafer fabrication and general corporate capital equipment requirements. The investment in the wafer fabrication facility is associated with a $40 million second phase of construction that involves a 6,000 square foot expansion of the cleanroom and the purchase or lease of additional production equipment. We currently expect this phase to increase total wafer capacity to approximately 30,000 wafers per year.

     At March 31, 1999, we had total long-term capital commitments of $11.1 million with $6.6 million relating to wafer fabrication expansion and $4.5 million for general corporate requirements, including installation of an enterprise-wide software system. The $6.6 million in long-term capital commitments relating to the wafer fabrication facility represents continued investment in the second phase expansion described above, as well as a portion of an expected additional $15 million investment to increase further wafer fabrication capacity that will consist of moving our MBE wafer starting equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. We believe this additional investment in wafer fabrication capacity, which is expected to be completed by the spring of 2001, will bring our total wafer production capacity to approximately 50,000 wafers per year. We expect to fund this investment through a combination of existing cash on hand and capital leases. As part of the execution of the capacity expansion efforts, we have entered into an operating lease for a new 136,000 square foot facility. The lease agreement is for a 15-year lease with options to renew for two periods of ten years. We have also entered into a lease for another 75,000 square foot facility that is to be used for packaging and wafer dicing associated with our modular products. The term of the lease is also for 15 years with two ten-year renewal options. The aggregate annual rentals for these leases are approximately $0.7 million.

     The $136.5 million of cash provided by financing activities in fiscal 1999 related primarily to the receipt of $133.4 million in proceeds from our secondary offering completed in January 1999 and $10.0 million in proceeds from the exercise of a warrant held by TRW covering 2,000,000 shares of common stock. The proceeds were partially offset by $4.2 million in repayments of capital lease obligations and cash restricted for capital additions of $3.9 million. In connection with the construction of our wafer fabrication facility, in October 1998 we deposited approximately $3.9 million into an escrow account in favor of the lessor of the facility in order to secure our payment obligations under the lease related to the facility. The deposited amounts are to be released to us based upon an agreed-upon amortization schedule, subject to acceleration in the event we meet specified financial coverage ratios. We currently expect the deposited amount will be released to us in full by the end of the second quarter of fiscal 2000 as the result of our meeting the specified financial coverage ratios.

     The $48.6 million of cash provided by financing activities in fiscal 1998 related primarily to the issuance of common stock in our initial public offering, totaling $37.6 million, as well as a reduction in restricted cash of $12.4 million set aside for the purchase of wafer fabrication-related expenditures.

     We maintain a secured credit facility with Silicon Valley Bank that includes a $5.0 million working capital line of credit and a $10.0 million term loan line of credit. Borrowings under the working capital revolving credit line may be made and repaid at any time until July 13, 1999 and bear interest at the prime rate (as announced by the lender), payable monthly. Borrowings under the term loan can be made until July 13, 1999 in $2.5 million increments, and are repayable in 60 monthly installments at the prime rate, with repayments to be completed by December 31, 2003. At March 31, 1999, there were no outstanding amounts under either of these facilities. We are required to maintain specified amounts of net worth and meet certain ratios with regard to liquidity and debt to equity under this facility. We are currently evaluating various financing alternatives to replace this credit facility.

     We currently have eight capital lease facilities with four equipment financing companies under which we have financed the cost of capital equipment and leasehold improvements associated with our wafer fabrication facility. We have financed an aggregate of $23.4 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At March 31, 1999, the minimum future lease payments under these leases (excluding interest) were $16.8 million.

     Additionally, we are constructing a new corporate headquarters that is expected to be complete in early calendar year 2000. The new facility will house our general corporate, sales and marketing and research and development organizations. The building will be 100,000 square feet including 10,000 square feet of lab space and has a projected cost of $10 million. We are currently reviewing various financing and leasing alternatives to finance the cost of this project.

YEAR 2000 ISSUES

     We have evaluated all of our internal software and current products against Year 2000 concerns, and believe that our products and business will not be substantially affected by the advent of the year 2000 and that we have no significant exposure to liabilities related to the Year 2000 issue for the products we have sold. We have also completed a project to upgrade all internal software and to conduct testing on both our information technology systems and our other equipment and machinery to further ensure that all aspects of our business will be Year 2000 compliant. These procedures have not had any material effect on our customers and have not required any material expenditures or other material diversion of resources.

     We have contacted substantially all parties with which we have material relationships, including TRW and Nokia and our other material customers and suppliers, to try to determine their Year 2000 preparedness and to analyze the risk to us if they have significant business interruptions because of Year 2000 noncompliance. Based on this survey, we believe that these parties either are substantially Year 2000 compliant or that any noncompliance will not have a material effect on our operations. We intend to continue analyzing third-party preparedness and the need for any related contingency planning as we enter into new third-party relationships.

     Although we believe our planning efforts are adequate to address our Year 2000 concerns, we cannot be sure that we will not experience negative consequences and material costs caused by undetected errors or defects in the technology used in our internal systems, or that the systems of other parties on which we rely will be made compliant on a timely basis and will not have any material adverse effect on us. At this time, we are unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and we do not have a contingency plan for any unanticipated negative effects. We plan to analyze reasonably likely worst-case scenarios and the need for contingency planning once the upgrade and testing of internal systems and the review of third-party preparedness described above have been completed, and expect to complete this analysis by June 30, 1999.

     The total cost related to the Year 2000 issue is expected to be $150,000, which has been included in our information technology expense budget. As of March 31, 1999, this project is essentially complete. To date, there have been no material deferments of other information technology projects resulting from the work taking place on our Year 2000 program.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We did not have any derivative financial instruments as of March 31, 1999. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on the our cash equivalents. Our capital lease obligations have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing and borrowing arrangements. As a result, we believe that the market risk arising from holdings of our financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The report of independent auditors and financial statements are set forth below (see Item 14(a) for list of financial statements and financial statement schedules):

                             RF MICRO DEVICES, INC.

                          AUDITED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   31

Audited Financial Statements

Balance Sheets..............................................   32

Statements of Operations....................................   33

Statements of Redeemable Convertible Preferred Stock and
  Shareholders' Equity......................................   34

Statements of Cash Flows....................................   35

Notes to Financial Statements...............................   36

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
RF Micro Devices, Inc.

     We have audited the balance sheets of RF Micro Devices, Inc. as of March 31, 1999 and 1998, and the related statements of operations, redeemable convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RF Micro Devices, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Raleigh, North Carolina
April 23, 1999

                             RF MICRO DEVICES, INC.

                                 BALANCE SHEETS

                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS,
                                                                 EXCEPT SHARE
                                                                   AMOUNTS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $147,545   $16,360
  Accounts receivable, less allowance of $391 and $489 (Note
    2)......................................................    23,697     6,993
  Inventories (Note 3)......................................    27,335    24,869
  Current deferred tax asset (Note 7).......................       898        --
  Other current assets......................................       243        81
                                                              --------   -------
         Total current assets...............................   199,718    48,303
Property and equipment (Note 4):
  Land......................................................     1,934     1,934
  Machinery and equipment...................................    43,463    19,196
  Leasehold improvements....................................    17,130       751
  Furniture and fixtures....................................     1,332       481
  Computer equipment and software...........................     3,018     1,454
                                                              --------   -------
                                                                66,877    23,816
  Less accumulated depreciation.............................    (5,952)   (1,966)
                                                              --------   -------
                                                                60,925    21,850
  Construction in progress..................................       619    14,917
  Deposits on equipment.....................................     5,887     4,541
                                                              --------   -------
         Total property and equipment.......................    67,431    41,308
Cash restricted for capital additions.......................     3,860        --
Non-current deferred tax asset (Note 7).....................     1,088        --
Other non-current assets....................................       583       551
Technology license, net of accumulated amortization of $124
  as of March 31, 1999 (Note 14)............................     3,078     3,202
                                                              --------   -------
         Total assets.......................................  $275,758   $93,364
                                                              ========   =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 19,110   $10,273
  Accrued liabilities.......................................     5,590       754
  Income taxes payable......................................     2,854        --
  Current obligations under capital leases (Note 4).........     4,246     3,050
                                                              --------   -------
         Total current liabilities..........................    31,800    14,077
Non-current deferred tax liability (Note 7).................       465        --
Obligations under capital leases, less current maturities
  (Note 4)..................................................    12,587    12,524
                                                              --------   -------
                                                                44,852    26,601
Redeemable convertible preferred stock (Note 10)............        --        --
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
    authorized; no shares issued and outstanding............        --        --
  Common stock, no par value, 50,000,000 shares authorized,
    39,376,976 and 32,247,922 shares issued and outstanding,
    respectively............................................   224,746    80,224
  Additional paid in capital................................        --        --
  Deferred compensation.....................................      (165)     (225)
  Accumulated earnings (deficit)............................     6,325   (13,236)
                                                              --------   -------
         Total shareholders' equity.........................   230,906    66,763
                                                              --------   -------
         Total liabilities and shareholders' equity.........  $275,758   $93,364
                                                              ========   =======

                            See accompanying notes.

                             RF MICRO DEVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED MARCH 31,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
Revenues:
  Product sales.............................................  $152,114   $44,095   $27,852
  Engineering revenue.......................................       738     1,255       950
                                                              --------   -------   -------
          Total revenue.....................................   152,852    45,350    28,802
Costs and expenses:
  Cost of goods sold........................................    99,325    29,246    15,826
  Research and development..................................    14,239     8,761     6,178
  Marketing and selling.....................................    10,716     6,220     3,760
  General and administrative................................     4,787     2,528     1,391
                                                              --------   -------   -------
          Total costs and expenses..........................   129,067    46,755    27,155
                                                              --------   -------   -------
Income (loss) from operations...............................    23,785    (1,405)    1,647
Interest expense............................................    (1,244)     (184)     (399)
Other income, net...........................................     1,911     1,066       513
                                                              --------   -------   -------
Income (loss) before income taxes...........................    24,452      (523)    1,761
Income tax expense..........................................     4,891        --       109
                                                              --------   -------   -------
Net income (loss)...........................................  $ 19,561   $  (523)  $ 1,652
                                                              ========   =======   =======
Net income (loss) per share:
  Basic.....................................................  $   0.57   $ (0.02)  $  0.30
                                                              ========   =======   =======
  Diluted...................................................  $   0.53   $ (0.02)  $  0.07
                                                              ========   =======   =======
Shares used in per share calculation:
  Basic.....................................................    34,236    27,018     5,556
                                                              ========   =======   =======
  Diluted...................................................    36,868    27,018    22,430
                                                              ========   =======   =======

                            See accompanying notes.

                             RF MICRO DEVICES, INC.

 STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

                                                    REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                           --------------------------------------------------------   SHAREHOLDERS' EQUITY
                                           CLASS A-    CLASS A-                                       ---------------------
                                               1           2        CLASS B     CLASS C                          ADDITIONAL
                                           PREFERRED   PREFERRED   PREFERRED   PREFERRED               COMMON     PAID-IN
                                             STOCK       STOCK       STOCK       STOCK      TOTAL      STOCK      CAPITAL
                                           ---------   ---------   ---------   ---------   --------   --------   ----------
                                                                            (IN THOUSANDS)
Balance, March 31, 1996..................   $ 1,500     $ 1,750     $ 9,075    $ 11,000    $ 23,325   $      8     $  --
  Issuance of common stock...............        --          --          --          --          --      2,952        --
  Issuance of warrant....................        --          --          --          --          --         --       250
  Issuance of Class C preferred stock....        --          --          --       4,932       4,932         --        --
  Deferred compensation related to grant
    of stock options.....................        --          --          --          --          --         --       300
  Amortization of deferred
    compensation.........................        --          --          --          --          --         --        --
  Net income.............................        --          --          --          --          --         --        --
                                            -------     -------     -------    --------    --------   --------     -----
Balance, March 31, 1997..................     1,500       1,750       9,075      15,932      28,257      2,960       550
  Conversion of preferred stock..........    (1,500)     (1,750)     (9,075)    (15,932)    (28,257)    28,257        --
  Conversion of note payable.............        --          --          --          --          --     10,401        --
  Initial public offering of common
    stock................................        --          --          --          --          --     38,172      (550)
  Exercise of stock options and
    warrants.............................        --          --          --          --          --        286        --
  Issuance of common stock...............        --          --          --          --          --        148        --
  Amortization of deferred
    compensation.........................        --          --          --          --          --         --        --
  Net loss...............................        --          --          --          --          --         --        --
                                            -------     -------     -------    --------    --------   --------     -----
Balance, March 31, 1998..................        --          --          --          --          --     80,224        --
  Secondary offering of common stock.....        --          --          --          --          --    133,381        --
  Exercise of warrant....................        --          --          --          --          --     10,000        --
  Issuance of common stock...............        --          --          --          --          --        456        --
  Exercise of stock options..............        --          --          --          --          --        685        --
  Amortization of deferred
    compensation.........................        --          --          --          --          --         --        --
  Net income.............................        --          --          --          --          --         --        --
                                            -------     -------     -------    --------    --------   --------     -----
Balance, March 31, 1999..................   $    --     $    --     $    --    $     --    $     --   $224,746     $  --
                                            =======     =======     =======    ========    ========   ========     =====


                                                   SHAREHOLDERS' EQUITY
                                           -------------------------------------
                                                          ACCUMULATED
                                             DEFERRED      EARNINGS
                                           COMPENSATION    (DEFICIT)     TOTAL
                                           ------------   -----------   --------
                                                      (IN THOUSANDS)
Balance, March 31, 1996..................     $  --        $(14,365)    $(14,357)
  Issuance of common stock...............        --              --        2,952
  Issuance of warrant....................        --              --          250
  Issuance of Class C preferred stock....        --              --           --
  Deferred compensation related to grant
    of stock options.....................      (300)             --           --
  Amortization of deferred
    compensation.........................        31              --           31
  Net income.............................        --           1,652        1,652
                                              -----        --------     --------
Balance, March 31, 1997..................      (269)        (12,713)      (9,472)
  Conversion of preferred stock..........        --              --       28,257
  Conversion of note payable.............        --              --       10,401
  Initial public offering of common
    stock................................        --              --       37,622
  Exercise of stock options and
    warrants.............................        --              --          286
  Issuance of common stock...............        --              --          148
  Amortization of deferred
    compensation.........................        44              --           44
  Net loss...............................        --            (523)        (523)
                                              -----        --------     --------
Balance, March 31, 1998..................      (225)        (13,236)      66,763
  Secondary offering of common stock.....        --              --      133,381
  Exercise of warrant....................        --              --       10,000
  Issuance of common stock...............        --              --          456
  Exercise of stock options..............        --              --          685
  Amortization of deferred
    compensation.........................        60              --           60
  Net income.............................        --          19,561       19,561
                                              -----        --------     --------
Balance, March 31, 1999..................     $(165)       $  6,325     $230,906
                                              =====        ========     ========

                            See accompanying notes.

                             RF MICRO DEVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 19,561   $   (523)  $  1,652
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     4,999        935        502
  Loss (gain) on disposal of equipment......................       109        (11)        --
  Amortization of deferred compensation.....................        60         44         31
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (16,566)    (4,592)      (102)
     Inventories............................................    (2,466)   (15,653)    (6,202)
     Current deferred tax asset.............................      (898)        --         --
     Non-current deferred tax asset.........................    (1,088)        --         --
     Other assets...........................................      (194)      (100)      (400)
     Accounts payable.......................................     8,837      5,165      1,832
     Accrued liabilities....................................     4,836        155        698
     Income taxes payable...................................     2,854        (49)        49
     Non-current deferred tax liability.....................       465         --         --
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    20,509    (14,629)    (1,940)

INVESTING ACTIVITIES
Purchases of property and equipment.........................   (26,137)   (20,020)    (4,793)
Proceeds from sale of equipment.............................       341        126         --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (25,796)   (19,894)    (4,793)

FINANCING ACTIVITIES
Net proceeds from initial public offering (1998) and
  secondary offering (1999).................................   133,381     37,622         --
Proceeds from exercise of options and warrants..............    11,141        434         --
Repayment on capital lease obligations......................    (4,190)    (1,215)      (286)
Proceeds from issuance of redeemable preferred stock........        --         --      4,932
Decrease in line of credit..................................        --       (350)        --
Proceeds from note payable to shareholder...................        --         --     10,000
Proceeds from long-term debt................................        --         --        273
Decrease (increase) in cash restricted for capital
  additions.................................................    (3,860)    12,357    (12,358)
Repayments of long-term debt................................        --       (295)      (136)
                                                              --------   --------   --------
Net cash provided by financing activities...................   136,472     48,553      2,425
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   131,185     14,030     (4,308)
Cash and cash equivalents at beginning of year..............    16,360      2,330      6,638
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $147,545   $ 16,360   $  2,330
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $  2,157   $    441   $    134
                                                              ========   ========   ========
Cash paid during the year for income taxes..................  $  3,502   $     61   $     60
                                                              ========   ========   ========
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for new equipment........  $  5,449   $ 14,064   $    826

                            See accompanying notes.

                             RF MICRO DEVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. COMPANY INFORMATION

     RF Micro Devices, Inc. (the "Company") designs, develops and markets proprietary radio frequency and intermediate frequency integrated circuits ("RFICs") for wireless applications such as cellular and PCS, cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. We derive revenue from the sale of standard and custom-designed products and services. To date, a significant portion of our revenue has been attributable to the sale of RFICs used in cellular and PCS handsets. We offer a broad array of products -- including amplifiers, mixers and modulators/demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment.

     The Company addresses the various wireless markets by a product delivery strategy called Optimum Technology Matching(R). This product delivery strategy utilizes three distinct semiconductor process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), silicon bipolar transistor, and gallium arsenide metal semiconductor field effect transistor. In June 1996, the Company and TRW Inc. ("TRW") entered into a license arrangement whereby the Company was granted a worldwide, perpetual, royalty-free license for commercial wireless applications operating at frequencies less than 10 GHz.

     The Company and a third party developer have completed construction of a high volume GaAs HBT manufacturing facility to address the various markets for this technology. Commercial production from this facility began in September 1998.

     In June 1997, the Company completed an initial public offering of its no par value common stock (the "Initial Offering"). The Initial Offering consisted of 6,911,100 shares offered by the Company and 74,000 shares offered by selling shareholders. The Initial Offering price was $6 per share, resulting in net offering proceeds of approximately $37,600,000. Simultaneously with the Initial Offering, the redeemable convertible preferred stock and a $10 million subordinated convertible note payable to shareholder of the Company were automatically converted into 15,908,640 and 2,222,222 shares of common stock, respectively.

     In January 1999, the Company completed a secondary offering of common stock (the "Secondary Offering"). The Secondary Offering consisted of 4,600,000 shares offered by the Company and 575,000 shares offered by TRW. The Secondary Offering price was $30.719 per share resulting in net offering proceeds to the Company of approximately $133,381,000.

     On March 31, 1999, the Company effected a 2-for-1 stock split upon which the Company's shareholders of record on March 17, 1999 were issued a certificate representing one additional share of the Company's common stock for each share of the Company's common stock held on such record date. All references in the financial statements with regard to number of shares of common stock, common share prices and per common share data have been restated to reflect the stock split for all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposit accounts, money market funds and temporary, highly liquid investments with original maturities of three months or less when purchased.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 15 years.

                             RF MICRO DEVICES, INC.

     The Company capitalized the costs of bringing its wafer fabrication facility to an operational state. The capitalized expenses are included in "machinery and equipment" and "leasehold improvements" in the accompanying balance sheet as of March 31, 1999. The capitalized expenses are being amortized over a fifteen-year period. Equipment used in the wafer fabrication facility is being depreciated over six- and ten-year lives.

INVENTORIES

     Inventories are stated at the lower of cost or market determined using the average cost method. The Company's business is subject to the risk of technological and design changes. The Company provides for potentially obsolete or slow moving inventory based on management's analysis of inventory levels and future sales forecasts at the end of each accounting period.

ACCOUNTING PERIODS

     The Company uses a 52 or 53 week fiscal year ending on the Saturday closest to March 31 of each year. The years ended March 27, 1999, March 28, 1998 and March 29, 1997 were 52-week years. For purposes of financial statement presentation, each fiscal year is described as having ended on March 31.

REVENUE RECOGNITION

     Revenue from product sales is recognized when products are shipped. The Company also enters into engineering agreements with certain customers relating to the development of customer specific applications. Revenue is recognized for engineering contracts when contract milestones are met.

     The Company's products generally carry a one- or two-year warranty against defects depending on the specific type of product. The Company provides for estimated warranty costs in the period the related sales are made.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. The Company recognized advertising expense of $426,615, $287,259 and $210,084 for the years ended March 31, 1999, 1998 and 1997, respectively.

RISKS AND UNCERTAINTIES

     Pursuant to the strategic alliance with TRW (Note 14), TRW has granted to the Company certain licenses to produce certain GaAs HBT products. The Company constructed a wafer fabrication facility and is manufacturing its own GaAs HBT products covered by such licenses. These licenses may be made non-exclusive by TRW if the Company does not meet certain revenue goals. A decision by TRW to make them non-exclusive would have a material adverse effect on the Company's operations. Currently, the Company expects to fulfill the requirements of the license agreement.

     The Company currently purchases GaAs HBT products from TRW to supplement its own capacity. Sales of GaAs HBT products represented 89%, 81%, and 85% of the Company's total revenue in the years ended March 31, 1999, 1998 and 1997, respectively. Failure by TRW to continue to supply adequate quantities of product to the Company would have a material adverse effect on the Company.

     The demand for certain of the Company's products has exceeded supply capacity and consequently, in certain instances, the Company has been unable to meet requested delivery times and quantity requirements. Continuation of capacity limitations may cause existing or potential customers to develop other sources of supply.

                             RF MICRO DEVICES, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value as of March 31, 1999 and 1998.

INTANGIBLES

     TRW granted to the Company a worldwide right and license to make, have made, use and sell the products manufactured in the Company's new wafer fabrication facility. This right and license will become exclusive and perpetual upon completion of the condition discussed below. An intangible asset has been recorded on the Company's balance sheet with an aggregate value of $3,202,323, which represents the cost of the Company's right to use the technology. Amortization of this intangible asset is being provided on a straight-line basis over a fifteen year estimated useful life, commencing September 1998 with resulting amortization expense of $124,000 for the year ended March 31, 1999. At the option of TRW, the license will become non-exclusive if the Company fails to meet the following revenue goals, as measured in accordance with generally accepted accounting principles, following June 15, 1998; during the first year, $30 million; during the second year, $65 million; and during the third year, $125 million. Should the technology license be made non-exclusive under the circumstances described above, a resulting charge to income would be recorded to recognize impairment, if any, of its value.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company makes estimates for the allowance for doubtful accounts, inventory reserves, warranty reserves, and others. Actual results could differ materially from those estimates.

SALES AND ACCOUNTS RECEIVABLE

     The Company operates in a single industry and is engaged in the design and sale of integrated circuits. Revenues from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
Customer 1..................................................   73%    42%    --
Customer 2..................................................   --     13%    --
Customer 3..................................................   --     --     32%
Customer 4..................................................   --     --     23%

     Additionally, 91% and 67% of the Company's accounts receivable were due from these significant customers at March 31, 1999 and 1998, respectively.

     Sales to customers by geographic region are summarized as follows:

                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
USA.........................................................   41%    50%    58%
Asia........................................................   31%    24%    33%
Canada......................................................    1%     3%     2%
Europe......................................................   27%    23%     7%

                             RF MICRO DEVICES, INC.

     The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable, which are unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.

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

     In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"), which revised the guidance for earnings per share calculations in an initial public offering. As a result of SAB 98, the Company restated its 1997 earnings per share of $0.07 as presented in its Form S-1 registration statement, by excluding the effect of cheap stock, which was included in the calculation of weighted shares outstanding for the period prior to the public offering.

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

STOCK-BASED COMPENSATION

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock options issued to employees at fair value. For stock options granted at exercise prices below the deemed fair value, the Company records deferred compensation expense for the difference between the exercise price of the shares and the deemed fair market value. The deferred compensation expense is amortized ratably over the vesting period of the related options.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the pro forma disclosure requirements of SFAS 123 (see Note 12).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of

                             RF MICRO DEVICES, INC.

comprehensive income and its components in financial statements. The application of the new rules has not had an impact on the Company's financial statements since it has no items of other comprehensive income in any period presented.

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial statements to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The application of the new rules has not had an impact on the Company's financial statements as the Company operates in only one segment.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 for fiscal 2001, which may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's financial position or results from operations.

3. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                                 YEAR ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $ 6,628   $ 6,356
Work in process.............................................   18,118     7,190
Finished goods..............................................    6,975    14,036
                                                              -------   -------
                                                               31,721    27,582
Inventory allowances........................................   (4,386)   (2,713)
                                                              -------   -------
Total inventories...........................................  $27,335   $24,869
                                                              =======   =======

4. LEASES

     The Company leases certain equipment under capital and non-cancelable operating leases. The table below depicts capitalized leased equipment balances included in property and equipment (in thousands):

                                                                 MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
Machinery and equipment.....................................  $23,219   $1,170
Accumulated amortization....................................   (2,307)    (249)
                                                              -------   ------
                                                              $20,912   $  921
                                                              =======   ======

     The lease information shown above for March 31, 1998 does not include amounts for assets associated with the new wafer fabrication facility as these amounts were included in construction in progress at that date. Amortization of equipment leases for the wafer fabrication facility commenced once the facility began commercial production in September 1998.

     Capital lease amortization totaling approximately $2.1 million, $163,000 and $159,000 is included in depreciation expense for the years ended March 31, 1999, 1998 and 1997, respectively.

                             RF MICRO DEVICES, INC.

     The Company is leasing from a third party real estate developer a wafer fabrication facility adjacent to its existing facility. The Company's lease arrangement with the developer is based on the total cost to construct the facility. The term of this operating lease is 15 years with an option to renew for two separate 10-year periods. Lease payments for the facility and the related equipment began in September 1997 and January 1998, respectively. Total future minimum lease payments of approximately $18.4 million related to the facility operating lease and approximately $19.8 million related to the equipment capital leases are included in the above table. Additionally, approximately $912,200 and $314,600 of interest expense related to facility equipment under capital leases was capitalized in 1999 and 1998, respectively. The developer is providing partial construction financing for the facility. For the remainder of the construction costs, the Company deposited cash with an escrow agent to secure its lease payments to the developer. The deposited amounts are to be released to the Company based upon an agreed-upon amortization schedule, subject to acceleration in the event the Company meets specified financial coverage ratios. The Company expects the deposited amounts to be released to us by the end of the second quarter of fiscal 2000 as the result of our meeting specified financial coverage ratios. Construction of this facility is scheduled for two phases. The first of the two phases was complete at March 31, 1998. The second phase is budgeted at approximately $40 million. Additionally, the Company is investing in another phase of wafer fabrication capacity that will consist of moving our MBE wafer starting equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. The Company believes this additional investment in wafer fabrication capacity, which is expected to be completed by the spring of 2001, will bring its total wafer production capacity to approximately 50,000 wafers per year. As part of the execution of these phases, the Company has entered into operating leases for two new facilities. These leases are for 15 years with two options to renew for ten-year periods.

     In 1997, in connection with a financing commitment related to the construction of the wafer fabrication facility, the Company issued a warrant to purchase 82,644 shares of its common stock at an exercise price of $4.50 per share to an equipment financing company. On February 4, 1999, Finova Technology Finance, Inc., the warrant holder, exercised the warrant through a "cashless" exercise, as permitted by the terms of the warrant agreement, by relinquishing the right to purchase 10,326 shares in return for 72,318 shares.

     The Company currently has eight capital lease facilities with four equipment financing companies under which it has financed the cost of capital equipment and leasehold improvements associated with its wafer fabrication facility. The Company has financed an aggregate of $23.2 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At March 31, 1999, the minimum future lease payments under these capital leases (excluding interest) were $16.8 million.

     The Company leases its current corporate headquarters under an operating lease with a term of 7 years with an option to renew for a three-year period at annual payments of $740,000. The Company also utilizes operating leases for the acquisition of test equipment for both production and research and development purposes. The terms of these leases are 3 years in length.

     The Company has available unused capital lease financing commitments with several finance companies totaling approximately $10.4 million at March 31, 1999.

                             RF MICRO DEVICES, INC.

     Minimum future lease payments under noncancelable capital and operating leases as of March 31, 1999 are as follows (in thousands):

                                                              CAPITAL   OPERATING
                                                              -------   ---------
2000........................................................  $ 5,520    $ 5,422
2001........................................................    5,489      4,610
2002........................................................    5,489      3,377
2003........................................................    3,265      2,871
2004........................................................      134      2,375
Thereafter..................................................       --      8,507
                                                              -------    -------
          Total minimum payments............................   19,897    $27,162
                                                                         =======
Less amounts representing interest..........................   (3,064)
                                                              -------
Present value of net minimum payments.......................   16,833
Less current portion........................................   (4,246)
                                                              -------
          Long-term portion.................................  $12,587
                                                              =======

     Rent expense under operating leases, including building and equipment, was approximately $4,689,000, $2,233,000 and $660,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

5. LINE OF CREDIT AND LONG-TERM DEBT

     The Company maintains a $5.0 million revolving working capital line of credit. The outstanding balance is limited to an amount equal to 80% of eligible accounts receivable. On July 14, 1998 the Company amended this line of credit to allow for borrowings and repayment of this line of credit to be made any time until July 13, 1999. At March 31, 1999 and 1998, there was no outstanding balance on the line of credit. This line bears interest at the prime rate and is collateralized by substantially all of the Company's assets. The agreement contains provisions to allow the Company to utilize the line for letters of credit and foreign exchange contracts, none of which were outstanding for any of the periods presented.

     The Company also maintains a $10.0 million revolving term loan. Borrowings on this line can be drawn until July 13, 1999 in $2.5 million increments, and are repayable in 60 monthly installments with repayments to be completed by December 31, 2003. These borrowings bear interest at the prime rate and are collateralized by substantially all of the Company's assets. At March 31, 1999 and 1998, there was no outstanding balance on the equipment line notes. The loan agreements contain restrictions which, among other things, require maintenance of certain financial ratios, liquidity and net worth and prohibit the payment of dividends.

6. NOTE PAYABLE TO SHAREHOLDER

     The $10,000,000 subordinated convertible note payable to shareholder bearing interest at 6% converted into 2,222,222 shares of common stock at a conversion rate of $4.50 per share upon completion of the Initial Offering in June 1997. Accrued interest on this note of $400,822 was forgiven by the holder and was included in the conversion upon the completion of the Initial Offering.

7. INCOME TAXES

     The Company accounts for income taxes under SFAS 109. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                             RF MICRO DEVICES, INC.

     The components of the income tax provision (benefit) are as follows (in thousands):

                                                                    MARCH 31,
                                                              ----------------------
                                                               1999     1998    1997
                                                              ------   ------   ----
Current:
  Federal...................................................  $5,825   $    0   $109
  State.....................................................     587        0      0
Deferred....................................................  (1,521)       0      0
                                                              ------   ------   ----
          Total.............................................  $4,891   $    0   $109
                                                              ======   ======   ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Deferred tax liabilities:
  Accumulated depreciation..................................  $   465   $   387
Deferred tax assets:
  Net operating loss carryforwards..........................       --     1,672
  Research and experimental credit carryforwards............       --     1,044
  Research and development costs............................      904     1,762
  Allowance for bad debts...................................      151        93
  Software costs............................................      184        99
  Warranty reserve..........................................      202        86
  Inventory.................................................    1,882     1,109
  Alternative minimum tax credit carryforwards..............       --       109
  Other.....................................................      416       224
                                                              -------   -------
          Total deferred tax assets.........................    3,739     6,198
  Deferred tax asset valuation allowance....................   (1,753)   (5,811)
                                                              -------   -------
Net deferred tax assets.....................................    1,986       387
                                                              -------   -------
          Net deferred taxes................................  $ 1,521   $    --
                                                              =======   =======

     A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income
(loss) at March 31, 1999, 1998, and 1997 is as follows (in thousands):

                                  AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
                                  ------   ----------   ------   ----------   ------   ----------
Income tax expense at statutory
  federal rate..................  $8,559        35%     $(177)       (34)%    $ 614         34%
Increase (decrease) resulting
  from:
State tax, net of federal
  benefit.......................    872        3.5         --         --         --         --
Research and development
  credits.......................   (482)      (1.5)        --         --         --         --
Change in reserve for deferred
  tax assets....................  (4,058)      (17)       177         34         --         --
Utilization of net loss
  carryforwards.................     --         --         --         --       (614)       (34)
Alternative minimum tax.........     --         --         --         --        109          6
                                  ------      ----      -----       ----      ------      ----
                                  $4,891        20%     $  --         --%     $ 109          6%
                                  ======      ====      =====       ====      ======      ====

                             RF MICRO DEVICES, INC.

8. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
Numerator for basic and diluted net income (loss) per
  share:
  Net income (loss).......................................  $19,561   $  (523)  $ 1,652
Denominator:
  Denominator for basic net income (loss) per
     share -- Weighted average shares.....................   34,236    27,018     5,556
  Effect of dilutive securities:
     Convertible preferred stock..........................       --        --    15,604
     Employee stock options...............................    2,632        --     1,270
Denominator for diluted net income (loss) per
  share -- adjusted weighted average shares and assumed
  conversions.............................................   36,868    27,018    22,430
Basic net income (loss) per share.........................  $  0.57   $ (0.02)  $  0.30
Diluted net income (loss) per share.......................  $  0.53   $ (0.02)  $  0.07

     Options to purchase 151,000 shares of common stock were outstanding during 1999 but were not included in the computation of diluted earnings per share for the year ended March 31, 1999 because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

9. 401(K) PLAN

     Each employee is eligible to participate in the Company's fully qualified 401(k) plan after three months of service. An employee may invest a maximum of 15% of pretax earnings in the plan. Employer contributions to the plan are made at the discretion of the Company and its Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of 5 continuous years of service. The Company contributed $264,700 and $97,602 during 1999 and 1998, respectively. No contributions to the plan were made during 1997.

10. REDEEMABLE CONVERTIBLE VOTING PREFERRED STOCK

     The Company's 975,000 shares of no par Class A-1 redeemable convertible preferred stock, 1,034,091 shares of no par Class A-2 redeemable convertible preferred stock, 3,300,000 shares of no par Class B redeemable convertible preferred stock, and 2,645,229 shares of no par Class C redeemable convertible preferred stock automatically converted into 15,908,640 shares of common stock on a two-for-one basis upon completion of the Initial Offering on June 6, 1997.

11. EMPLOYEE STOCK PURCHASE PLAN

     In April 1997, the Company adopted its Employee Stock Purchase Plan ("ESPP"), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan, may participate in the ESPP. An aggregate of 1,000,000 shares of Common Stock have been reserved for offering under the ESPP and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration.

                             RF MICRO DEVICES, INC.

12. STOCK OPTIONS

1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan (the "1992 Option Plan") was adopted by the shareholders of the Company in February 1992. The 1992 Option Plan provides for the granting of options to purchase common stock to key employees, non-employee directors and advisors and consultants in the service of the Company. The 1992 Option plan permits the granting of both incentive stock options and nonqualified stock options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1992 Option Plan may not exceed 2,852,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. The 1992 Option Plan was terminated following the Initial Offering, at which time options to purchase 2,183,232 shares had been granted.

1997 KEY EMPLOYEES' STOCK OPTION PLAN

     In April 1997, the Company adopted the 1997 Key Employees' Stock Option Plan (the "1997 Option Plan"), which provides for the granting of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 2,600,000 shares, subject to adjustment in the event of certain events affecting the Company's capitalization.

DIRECTORS' OPTION PLAN

     In April 1997, the Company adopted the Nonemployee Directors' Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 400,000 shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company's capitalization. In 1999 and 1998, respectively, the Company issued 40,000 and 80,000 options to eligible participants under the plan. In addition, during October 1998, the Company granted 30,000 options to certain directors outside of the Nonemployee Directors' Stock Option Plan.

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options. The Company has recorded deferred compensation expense of $300,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1997. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended March 31, 1999, 1998 and 1997, respectively: risk-free interest rate of 5.5%, 5.66% and 6%, no expected dividends, a volatility factor of .801, .877 and
 .70 and a weighted average expected life of the options of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except for per share information):

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              -------   ------   ------
Net income (loss)...........................................  $19,561   $ (523)  $1,652
Pro forma net income (loss).................................  $18,191   $ (876)  $1,608
Pro forma basic net income (loss) per share.................  $  0.53   $(0.03)  $ 0.29
Pro forma diluted net income (loss) per share...............  $  0.49   $(0.03)  $ 0.07

                             RF MICRO DEVICES, INC.

     A summary of activity of the Company's employee stock option plans follows:

                                           NUMBER OF SHARES                 OPTION PRICES
                                      ---------------------------   -----------------------------
                                      AVAILABLE FOR     OPTIONS
                                          GRANT       OUTSTANDING   PER SHARE RANGE      TOTAL
                                      -------------   -----------   ---------------   -----------
March 31, 1996......................      116,588      1,188,412     $ 0.08-$0.46     $   220,533
  Reserved..........................    1,547,000             --               --     $        --
  Granted...........................     (926,120)       926,120     $ 0.46-$4.51     $ 1,944,852
  Exercised.........................           --        (36,160)    $ 0.08-$0.14     $    (2,839)
  Canceled..........................       15,700        (15,700)    $ 0.08-$0.46     $    (2,370)
  Expired...........................           --             --               --     $        --
                                       ----------      ---------     ------------     -----------
March 31, 1997......................      753,168      2,062,672     $ 0.08-$4.51     $ 2,160,176
  Reserved..........................    1,931,232             --               --     $        --
  Granted...........................     (587,150)       587,150     $5.16-$11.57     $ 3,789,262
  Exercised.........................           --       (476,104)    $ 0.08-$3.03     $   (66,491)
  Canceled..........................       29,440        (29,440)    $ 0.08-$9.45     $  (145,101)
  Expired...........................           --             --               --     $        --
                                       ----------      ---------     ------------     -----------
March 31, 1998......................    2,126,690      2,144,278     $0.08-$11.57     $ 5,737,846
  Reserved..........................           --             --               --     $        --
  Granted...........................   (1,557,350)     1,557,350     $5.53-$47.56     $18,491,195
  Exercised.........................           --       (359,490)    $0.08-$11.56     $  (501,812)
  Canceled..........................       36,586        (36,586)    $0.08-$44.88     $  (119,307)
  Expired...........................           --             --               --     $        --
                                       ----------      ---------     ------------     -----------
March 31, 1999......................      605,926      3,305,552     $0.08-$47.56     $23,607,922
                                       ==========      =========     ============     ===========

     Exercise prices for options outstanding as of March 31, 1999, ranged from $0.08 to $47.56. The weighted average remaining contractual life of outstanding options is 8.4 years. The weighted average exercise price of outstanding options at March 31, 1999 is $7.14. At March 31, 1999 and 1998, options to purchase 583,762 and 505,378 shares of common stock were exercisable, respectively.

     The following table summarizes in more detail information regarding the Company's stock options outstanding at March 31, 1999:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                          OPTIONS         REMAINING          OPTIONS
EXERCISE PRICE                                          OUTSTANDING    CONTRACTUAL LIFE    EXERCISABLE
--------------                                          -----------    ----------------    -----------
$ 0.08 -  4.76........................................   1,260,902         6.9 years         515,582
$ 4.76 -  9.51........................................     905,650         8.9 years          64,180
$ 9.51 - 14.37........................................     982,000         9.6 years           4,000
$14.27 - 19.03........................................       9,000         9.7 years              --
$19.03 - 23.78........................................      35,500         9.8 years              --
$23.78 - 28.54........................................       8,500         9.8 years              --
$28.54 - 33.29........................................      31,500         9.9 years              --
$33.29 - 38.05........................................      36,000         9.9 years              --
$38.05 - 42.81........................................      17,000        10.0 years              --
$42.81 - 47.56........................................      19,500        10.0 years              --
                                                         ---------        ----------         -------
                                                         3,305,552         8.4 years         583,762
                                                         =========        ==========         =======

                             RF MICRO DEVICES, INC.

13. COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     At March 31, 1999, the Company had reserved a total of 5,222,288 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Outstanding stock options under employee plans..............  3,305,552
Possible future issuance under employee stock option
  plans.....................................................    605,926
Outstanding options under non-employee directors' option
  plan......................................................     90,000
Possible future issuance under non-employee directors'
  option plan...............................................    280,000
Outstanding directors' options outside of directors' option
  plan......................................................     30,000
Employee stock purchase plan................................    910,810
                                                              ---------
          Total shares reserved.............................  5,222,288
                                                              =========

14. RELATED PARTY TRANSACTIONS

     In connection with the bridge financing in 1996 which was subsequently converted to preferred stock, the Company issued to a shareholder warrants that entitled the holder to purchase 133,892 shares of common stock at exercise prices ranging from $1.375 to $3.025 per share. These warrants were exercised in March, 1999.

     On June 6, 1996, the Company entered into a strategic alliance with TRW. Pursuant to this alliance, the Company sold 826,445 shares of its Class C preferred stock to TRW for net cash proceeds of $4,931,703.

     Additionally, TRW granted to the Company a worldwide right and license to make, have made, use and sell the products manufactured in the Company's new wafer fabrication facility. This right and license will become exclusive and perpetual upon completion of the condition discussed below. In consideration of the license, the Company issued to TRW 5,367,860 shares of restricted common stock valued at $2,952,323. The restrictions on the stock terminated on July 15, 1998, 30 days after the date the Company's fabrication facility became operational. At the option of TRW, the license will become non-exclusive if the Company fails to meet the following revenue goals, as measured in accordance with generally accepted accounting principles, following July 15, 1998: during the first year, $30 million; during the second year, $65 million; and during the third year, $125 million. For purposes of this provision, the facility became operational on June 15, 1998.

     In connection with the licensing agreement, the Company issued a warrant to TRW to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $5.00 per share. The TRW warrant first became exercisable on June 15, 1998, the date that the Company's wafer facility became operational, and was exercised on September 14, 1998. A value of $250,000 was recorded for this warrant.

     The previously restricted common stock and the related warrant were assigned an aggregate value of $3,202,323, which represents the cost of the Company's right to use the technology and, accordingly, a related intangible asset has been recorded on the Company's balance sheet. Amortization of this intangible asset is being provided on a straight-line basis over a fifteen year estimated useful life, commencing September 1998. Should the technology license be made nonexclusive under the circumstances described above, a resulting charge to income would be recorded to recognize impairment, if any, of its value.

     The Company has agreed to purchase from TRW, through the year 2000, certain minimum quantities of wafers and wafer starting material used in its production of RFICs. The estimated minimum annual purchases are $31.9 million and $29.8 million in calendar years 1999 and 2000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 1999 under the captions "Executive Officers," "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 1999 under the caption "Management Compensation," which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 1999 under the caption "Security Ownership," which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 1999 under the caption "Certain Transactions," which is incorporated by reference herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements of RF Micro Devices, Inc. included in this Annual Report on Form 10-K are included in Item 8:

i.   Balance Sheets as of March 31, 1999 and 1998.

ii. Statements of Operations for the years ended March 31, 1999, 1998 and 1997.

iii. Statements of Redeemable Convertible Preferred Stock and
     Shareholders' Equity for the years ended March 31, 1999,
     1998 and 1997.

iv. Statements of Cash Flows for the years ended March 31, 1999, 1998 and 1997.

v.   Notes to the Financial Statements for the years ended March
     31, 1999, 1998, and 1997.

     (a)(2) Schedule II; Valuation and Qualifying Accounts -- see additional section of this Report.

     No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

     (a)(3) Exhibits

EXHIBIT
NO.                                   DESCRIPTION
-------                               -----------
  3.1    --   Articles of Incorporation of RF Micro Devices, Inc.*
  3.2    --   Bylaws of RF Micro Devices, Inc.*
  4.1    --   Specimen Certificate of Common Stock*
  4.2    --   First Amended and Restated Loan and Security Agreement,
              dated July 14, 1998, between RF Micro Devices, Inc. and
              Silicon Valley Bank**
              The registrant hereby undertakes to furnish to the
              Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of
              long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.
 10.1    --   1992 Stock Option Plan of RF Micro Devices, Inc.*+
 10.2    --   Form of Stock Option Agreement (1992 Stock Option Plan)*+
 10.3    --   1997 Key Employees' Stock Option Plan of RF Micro Devices,
              Inc.*+
 10.4    --   Form of Stock Option Agreement (1997 Key Employees' Stock
              Option Plan)*+
 10.5    --   Amended and Restated Nonemployee Directors' Stock Option
              Plan of RF Micro Devices, Inc.+
 10.6    --   Form of Stock Option Agreement (1997 Directors' Stock Option
              Plan)+
 10.7    --   Securities Purchase Agreement, dated June 6, 1996, between
              RF Micro Devices, Inc. and TRW Inc.*
 10.8    --   License and Technical Assistance Agreement, dated June 6,
              1996, between RF Micro Devices, Inc. and the Electronic
              Systems #1& Technology Division of the Space and Electronics
              Group of TRW Inc.*
 10.9    --   Supply Agreement, dated June 6, 1996, between RF Micro
              Devices, Inc. and TRW Inc.*
 10.10   --   Amendment to the Supply Agreement, dated June 6, 1996,
              between RF Micro Devices, Inc. and TRW Inc.++
 10.11   --   Restricted Stock Agreement, dated June 6, 1996, between RF
              Micro Devices, Inc. and TRW Inc.*
 10.12   --   Second Amended and Restated Registration Rights Agreement,
              dated June 6, 1996, between RF Micro Devices, Inc. and
              certain shareholders, as amended*
 10.13   --   Lease Agreement, dated October 31, 1995, between RF Micro
              Devices, Inc. and Piedmont Land Company, as amended*
 10.14   --   Lease Agreement, dated October 9, 1996, between RF Micro
              Devices, Inc. and Highwoods/Forsyth Limited Partnership, as
              amended*
 10.15   --   Master Equipment Lease Agreement, dated as of December 2,
              1996, between Finova Technology Finance, Inc. and RF Micro
              Devices, Inc.*
 10.16   --   Lease Agreement, dated February 12, 1999, between Highwoods
              Realty Limited Partnership and RF Micro Devices, Inc.
 23      --   Consent of Ernst & Young LLP
 27.1    --   Financial Data Schedule (filed in electronic format only)
 27.2    --   Restated Financial Data Schedule (filed in electronic format only)

---------------

* Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (File No. 333-22625)
** Incorporated by reference to the exhibit filed with our Quarterly Report on
   Form 10-Q for the quarterly period ended September 26, 1998
+  Executive compensation plan or agreement
++ Incorporated by reference to the exhibit filed with our Annual Report on Form
   10-K for the fiscal year ended March 28, 1998

     (b) Reports on Form 8-K filed in the 4th quarter of fiscal 1999:

     We filed a Current Report on Form 8-K on January 11, 1999 to disclose that we announced on that date an expansion of our relationship with IBM to add access to IBM's Silicon Germanium fabrication process. We also filed a Current Report on Form 8-K on March 4, 1999 to disclose that we announced on March 3, 1999 that our board of directors had approved a two-for-one stock split of our common stock, to be effected by a 100% share dividend payable on or around March 31, 1999 to shareholders of record on March 17, 1999.

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

                                          RF Micro Devices, Inc.
Date: June 25, 1999
                                          By:       /s/ DAVID A. NORBURY

                                            ------------------------------------
                                            David A. Norbury
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 1999.

                /s/ DAVID A. NORBURY                                /s/ WILLIAM A. PRIDDY, JR.
-----------------------------------------------------  -----------------------------------------------------
               Name: David A. Norbury                              Name: William A. Priddy, Jr.
          Title: President, Chief Executive                     Title: Chief Financial Officer and
                Officer And Director                             Vice President of Administration
            (principal executive officer)                  (principal financial and accounting officer)

              /s/ ERIK H. VAN DER KAAY                              /s/ DR. ALBERT E. PALADINO
-----------------------------------------------------  -----------------------------------------------------
             Name: Erik H. van der Kaay                            Name: Dr. Albert E. Paladino
                   Title: Director                                        Title: Director

                /s/ WILLIAM J. PRATT                               /s/ WALTER H. WILKINSON, JR.
-----------------------------------------------------  -----------------------------------------------------
               Name: William J. Pratt                             Name: Walter H. Wilkinson, Jr.
                   Title: Director                                        Title: Director

               /s/ TERRI D. ZINKIEWICZ
-----------------------------------------------------
              Name: Terri D. Zinkiewicz
                   Title: Director

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                             BALANCE AT       ADDITIONS
                                            BEGINNING OF   CHARGED TO COSTS    DEDUCTIONS    BALANCE AT END
                                               PERIOD        AND EXPENSES     FROM RESERVE     OF PERIOD
                                            ------------   ----------------   ------------   --------------
Year ended March 31, 1999
  Allowance for doubtful accounts.........   $  489,200       $  244,569       $  342,345      $  391,424
  Inventory reserve.......................    2,713,136        5,844,670        4,171,366       4,386,440
  Warranty reserve........................      220,189          434,213          130,726         523,676

Year ended March 31, 1998
  Allowance for doubtful accounts.........      510,131          519,774          540,705         489,200
  Inventory reserve.......................      846,855        2,316,281          450,000       2,713,136
  Warranty reserve........................      137,580          245,500          162,891         220,189

Year ended March 31, 1997
  Allowance for doubtful accounts.........      489,131           21,000               --         510,131
  Inventory reserve.......................       80,511          766,344               --         846,855
  Warranty reserve........................           --          137,580               --         137,580