Form 10-Q
period 1999-06-26
RF MICRO DEVICES INC
filed 1999-08-10
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999
                        COMMISSION FILE NUMBER: 0-22511

                             ---------------------

                             RF MICRO DEVICES, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                   56-1733461
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                              7625 THORNDIKE ROAD
                     GREENSBORO, NORTH CAROLINA 27409-9421
          (Address of principal executive offices, including zip code)

                                 (336) 664-1233
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     As of August 5, 1999, there were 39,609,741 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             RF MICRO DEVICES, INC.

                                     INDEX

                                                              PAGE
                                                              ----
Part I.  FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    1
     Condensed Statements of Income -- Three months ended
      June 30, 1999 and 1998................................    1
     Condensed Balance Sheets -- June 30, 1999 and March 31,
      1999..................................................    2
     Condensed Statements of Cash Flows -- Three months
      ended June 30, 1999 and 1998..........................    3
     Notes to Condensed Financial Statements................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    6
Part II. OTHER INFORMATION
  Item 5. Other Information.................................   11
  Item 6. Exhibits and Reports on Form 8-K..................   11

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             RF MICRO DEVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 1999   JUNE 30, 1998
                                                              -------------   -------------
Revenues:
  Product sales.............................................     $61,881         $23,249
  Engineering revenue.......................................         167             192
                                                                 -------         -------
Total revenues..............................................      62,048          23,441
Operating costs and expenses:
  Cost of goods sold........................................      35,645          15,603
  Research and development..................................       6,038           2,777
  Marketing and selling.....................................       3,632           2,176
  General and administrative................................       1,907             868
                                                                 -------         -------
Total operating costs and expenses..........................      47,222          21,424
                                                                 -------         -------
Income from operations......................................      14,826           2,017
Other income, net...........................................       1,202             156
                                                                 -------         -------
Income before income taxes..................................      16,028           2,173
                                                                 -------         -------
Income tax expense..........................................       5,610             500
                                                                 -------         -------
          Net income........................................     $10,418         $ 1,673
                                                                 =======         =======
Earnings per share:
  Basic.....................................................     $   .26         $  . 05
  Diluted...................................................     $   .25         $   .05
Shares used in per share calculation:
  Basic.....................................................      39,460          32,130
  Diluted...................................................      42,334          34,132

           See accompanying notes to Condensed Financial Statements.

                             RF MICRO DEVICES, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     MARCH 31,
                                                                 1999         1999
                                                              -----------   ---------
                                                              (UNAUDITED)   (AUDITED)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $124,930     $147,545
  Accounts receivable, net..................................     32,994       23,697
  Inventories...............................................     28,560       27,335
  Current deferred tax asset................................        900          898
  Other current assets......................................        229          243
                                                               --------     --------
          Total current assets..............................    187,613      199,718
Property and equipment, net.................................     92,452       67,431
Technology license..........................................      3,024        3,078
Restricted cash.............................................      3,860        3,860
Non-current deferred tax asset..............................      1,088        1,088
Other assets................................................        582          583
                                                               --------     --------
          Total assets......................................   $288,619     $275,758
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $ 25,400     $ 24,700
  Income taxes payable......................................      5,289        2,854
  Current obligations under capital leases..................      4,277        4,246
                                                               --------     --------
          Total current liabilities.........................     34,966       31,800
Obligations under capital leases, less current maturities...     11,556       12,587
Non-current deferred tax liability..........................        465          465
                                                               --------     --------
          Total liabilities.................................     46,987       44,852
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........         --           --
  Common stock, no par value; 50,000,000 shares authorized;
     39,505,578 and 32,247,922 issued and outstanding at
     June 30, 1999 and March 31, 1999, respectively.........    225,038      224,746
Deferred compensation.......................................       (150)        (165)
Retained earnings...........................................     16,744        6,325
                                                               --------     --------
          Total shareholders' equity........................    241,632      230,906
                                                               --------     --------
          Total liabilities and shareholders' equity........   $288,619     $275,758
                                                               ========     ========

           See accompanying notes to Condensed Financial Statements.

                             RF MICRO DEVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                                                                1999       1998
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 10,418   $  1,673
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     2,854        241
  Amortization of deferred compensation.....................        15         --
Change in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable....................................    (9,297)    (5,826)
     Inventories............................................    (1,225)       530
     Current deferred tax asset.............................        (2)        --
     Non-current deferred tax asset.........................        14         --
     Other assets...........................................        --       (147)
     Accounts payable.......................................     2,168     (2,124)
     Accrued liabilities....................................    (1,468)     4,852
     Income taxes payable...................................     2,435        500
                                                              --------   --------
          Net cash provided by (used in) operating
           activities.......................................     5,912       (301)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capital equipment/leasehold improvements........   (27,821)    (5,836)
                                                              --------   --------
          Net cash used in investing activities.............   (27,821)    (5,836)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options...........................       294         --
Repayment of capital lease obligations......................    (1,000)      (771)
                                                              --------   --------
          Net cash used in financing activities.............      (706)      (771)
                                                              --------   --------
Net decrease in cash and cash equivalents...................   (22,615)    (6,908)
Cash and cash equivalents at the beginning of the period....   147,545     16,360
                                                              --------   --------
Cash and cash equivalents at the end of the period..........  $124,930   $  9,452
                                                              ========   ========

           See accompanying notes to Condensed Financial Statements.

                             RF MICRO DEVICES, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999.

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

     On March 31, 1999, the Company effected a 2-for-1 stock split by means of a 100% stock dividend pursuant to which the Company's shareholders of record on March 17, 1999 were issued a certificate representing one additional share of the Company's common stock for each existing share. All earnings per share and share count information has been restated to reflect the impact of the stock split.

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

4. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                              JUNE 30,   MARCH 31,
                                                                1999       1999
                                                              --------   ---------
Raw materials...............................................  $ 9,990     $ 6,628
Work in process.............................................   18,184      18,118
Finished goods..............................................    7,735       6,975
                                                              -------     -------
                                                               35,909      31,721
Inventory allowances........................................   (7,349)     (4,386)
                                                              -------     -------
          Total inventory...................................  $28,560     $27,335
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

                             RF MICRO DEVICES, INC.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
Numerator for basic and diluted net income per share:
Net income..................................................  $10,418     $ 1,673
Denominator:
Denominator for basic net income per share -- Weighted
  average shares............................................   39,460      32,130
Effect of dilutive securities:
Employee stock options......................................    2,874       2,002
Denominator for diluted net income per share -- adjusted
  weighted average shares and assumed conversions...........   42,334      34,132
Basic net income per share..................................  $  0.26     $  0.05
Diluted net income per share................................  $  0.25     $  0.05

6. SUBSEQUENT EVENTS

     On July 20, 1999, the Company announced a two-for-one split of its common stock to be effected by a 100% stock dividend pursuant to which the Company's shareholders of record on August 2, 1999 will receive, on or around August 18, 1999, one additional share of common stock for each share of common stock held on such record date. The effect of such stock split on earnings per share and share count information will be reflected in the Company's September 30, 1999 Quarterly Report on Form 10-Q.

     On July 27, 1999, the shareholders approved the Company's Board of Directors' proposal to amend and restate the Articles of Incorporation to increase the Company's authorized common stock from 50,000,000 shares to 150,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We design, develop, manufacture and market proprietary radio frequency integrated circuits, or RFICs, for wireless communications applications such as cellular and personal communication services, cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. We offer a broad array of products -- including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment. We design and offer products using three distinct process technologies: gallium arsenide heterojunction bipolar transistor, or GaAs HBT; silicon bipolar transistor; and, to a lesser extent, gallium arsenide metal semiconductor field effect transistor, or GaAs MESFET. We have also recently begun to design products using the silicon germanium process technology.

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

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                1999        1998
                                                              --------    --------
Revenues....................................................   100.0%      100.0%
Operating costs and expenses:
  Cost of goods sold........................................    57.4        66.6
  Research and development..................................     9.7        11.8
  Marketing and selling.....................................     5.9         9.3
  General and administrative................................     3.1         3.7
                                                               -----       -----
Total operating costs and expenses..........................    76.1        91.4
Income from operations......................................    23.9         8.6
Other income (expense), net.................................     1.9          .7
                                                               -----       -----
Income before income taxes..................................    25.8         9.3
Income tax expense..........................................    (9.0)       (2.1)
                                                               -----       -----
Net income..................................................    16.8%        7.2%
                                                               =====       =====

REVENUES

     Revenues increased 164.7% to $62.0 million for the three months ended June 30, 1999 from $23.4 million for the three months ended June 30, 1998. The increase in revenues during the three months ended June 30, 1999 reflected strong growth in both the GaAs HBT product line (a 166% increase over the first quarter of fiscal 1999) and the silicon product line (a 175% increase over the first quarter of fiscal 1999). One sales representative firm, Jittek, accounted for 22.5% of the Company's revenue during the first three months of fiscal 2000.

     International shipments accounted for $26.0 million, or 42% revenues, for the three months ended June 30, 1999, compared to $14.5 million, or 62%, for the three months ended June 30, 1998. Sales to South Korean customers totaled $14.4 million, or 23% of revenues, compared to $2.6 million, or 11% of revenues, for the quarter ended June 30, 1998. Although the Company experienced an increase in sales to South Korean customers in its first fiscal quarter, this market remains unstable and there is no assurance that this trend will continue or that the economic instability in Asia will not have a material adverse effect on the Company's business, financial condition, or results of operations.

GROSS PROFIT

     The gross profit margin was 42.6% for the three months ended June 30, 1999 compared to 33.4% for the three months ended June 30, 1998. The increase in the gross profit margin was primarily attributable to lower cost output from our GaAs HBT wafer fabrication facility and lower costs on purchased wafers under supply agreements providing for annual price reductions.

     We have historically experienced significant fluctuations in gross profit margins. In certain cases, we believe that our gross profit margins have been significantly affected by low manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. We currently expect our gross profit margins to continue to improve as an increasing percentage of our GaAs HBT products are fabricated at our wafer fabrication facility, where production costs per wafer are anticipated to be lower; however there can be no assurance that this will be the case. Further, we sell products in intensely competitive markets, and we believe that downward pressure on average selling prices will continue to occur in the future.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended June 30, 1999 increased 117% to $6.0 million, compared to $2.8 million for the three months ended June 30, 1998. These increases were primarily attributable to increased salaries and benefits and recruiting expenses related to increased headcount, additional spending on mask sets, and increased software expenses related to software used in the development and design of standard and custom products. Research and development expenses as a percentage of total revenues decreased to 9.7% for the three months ended June 30,1999 from 11.8% for the three months ended June 30, 1998. We plan to continue to make substantial investments in research and development and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

     Marketing and selling expenses for the three months ended June 30, 1999 were $3.6 million, compared to $2.2 million for the three months ended June 30, 1998, an increase of 66.9%. These increases were primarily attributable to increased salaries and benefits related to increased headcount and to increased expenses associated with advertising and commissions. Marketing and selling expenses as a percentage of revenue for the three months ended June 30, 1999 decreased to 5.9% from 9.3% for the three months ended June 30, 1998. We plan to continue to make substantial investments in marketing and selling and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended June 30, 1999 were $1.9 million compared to $868,000 for the three months ended June 30, 1998, an increase of 119.7%. These increases were attributable primarily to increased salaries and benefits related to headcount increases, and to increased costs associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 3.1% for the three months ended June 30, 1999 from 3.7% for the three months ended June 30, 1998.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, for the three months ended June 30, 1999 reflected a net income of $1.2 million compared to net income of $156,000 for the three months ended June 30, 1998. The increase in other income during these periods is attributable to increased interest income resulting from the investment of the proceeds of our secondary stock offering completed in January 1999.

INCOME TAX EXPENSE

     The effective tax rate was 35% for the three-month period ended June 30, 1999. The effective rate is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended June 30, 1999 was approximately $5.6 million as compared to $0.5 million for the corresponding period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. We completed our initial public offering in June 1997, and raised approximately $37.6 million, net of offering expenses. In January 1999, we completed our secondary public offering and raised approximately $133.4 million, net of offering expenses. As of June 30, 1999, we had working capital of approximately $152.6 million, including $124.9 million in cash and cash equivalents. Operating activities generated $5.9 million in cash for the three-month period ended June 30, 1999. This was primarily attributable to net income of $10.4 million, an increase in accounts payable of $2.2 million, and an increase in taxes payable of $2.4 million, partially offset by increases in accounts receivable of $9.3 million and in inventories of $1.2 million. Cash used by operating activities for the three months ended June 30, 1998 was $0.3 million. The cash used by operating activities during this period was primarily attributable to an increase in inventories and a decrease in accounts payable, partially offset by net income of $1.7 million and an increase in accrued liabilities of $4.9 million.

     The $27.8 million of cash used by investing activities for the three months ended June 30, 1999 was substantially related to the purchase of $16.7 million of capital equipment, primarily for use in our wafer fabrication facility, $8.0 million for the capitalization of construction costs for the new facility housing our molecular beam epitaxy (MBE) wafer fabrication equipment, and $1.7 million capitalized for the construction of our new corporate headquarters. The $5.8 million of cash used by investing activities for the three months ended June 30, 1998 was primarily related to expenditures associated with the construction of our GaAs HBT wafer fabrication facility and general corporate capital equipment requirements.

     The $0.7 million of cash used by financing activities for the three-month period ended June 30, 1999 related primarily to the repayments of capital lease obligations. The $0.8 million of cash used by financing activities for the three months ended June 30, 1998 also related primarily to the repayment of capital lease obligations.

     At June 30, 1999, we had total long-term capital commitments of $31.5 million, with $22.1 million relating to wafer fabrication expansion and $9.4 million for general corporate requirements. The $22.1 million in long-term capital commitments relating to the wafer fabrication facility represents continued investment in the second phase expansion, as well as a portion of an expected additional $48.3 million investment to increase further wafer fabrication capacity that will consist of moving our MBE wafer starting equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. We believe this additional investment in wafer fabrication capacity, which is expected to be completed by mid-2000, will bring our total wafer production capacity to approximately 50,000 wafers per year. We expect to fund this investment through a combination of existing cash on hand and capital leases.

     Additionally, our board of directors recently approved commencement of construction of a new wafer fabrication facility near our existing GaAs HBT facility. The full capacity output of the first phase of this facility is anticipated to be the equivalent of approximately 60,000 four-inch wafers and is projected to be completed and begin production wafer output in late 2000. An anticipated second phase of construction, which is expected to be completed near the end of 2001, would increase the facility's total output to the equivalent of 210,000 four-inch wafers per year. The projected cost for this facility is approximately $110 million for the first phase and $140 million for the second phase. We are currently exploring various financing alternatives. In connection with our investment in wafer fabrication capacity, state and local governments have awarded us a series of incentives that approximate $5.5 million payable over a one- to four-year period. We expect to use these incentives to fund future capital investment.

     We currently have eight capital lease facilities with four equipment financing companies under which we have financed the cost of capital equipment and leasehold improvements associated with our wafer fabrication facility. We have financed an aggregate of $23.4 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At June 30, 1999, the minimum future lease payments under these leases (excluding interest) were $15.8 million.

     We believe that the aggregate net proceeds from the follow-on public offering, along with cash generated from operations and new financing arrangements as described above, will be sufficient to meet our capital requirements for at least the next 12 months. Nonetheless, we may elect to sell additional equity securities or to obtain additional credit facilities. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. In addition, we may require increased working capital to accommodate planned growth. In the event that the funds generated by the follow-on offering, together with existing resources and cash from operations, are not sufficient to meet our future requirements, we may seek additional debt or equity financing. There can be no assurance that any additional equity financing will not be dilutive to the holders of our common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

YEAR 2000 ISSUES

     We have evaluated all of our internal software and current products against Year 2000 concerns, and believe that our products and business will not be substantially affected by the advent of the year 2000 and that we have no significant exposure to liabilities related to the Year 2000 issue for the products we have sold. We have also completed a project to upgrade all internal software and to conduct testing on both our information technology systems and our other equipment and machinery to further ensure that all aspects of our business will be Year 2000 compliant. These procedures have not had any material effect on our customers and have not required any material expenditure or other material diversion of resources.

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

     Although we believe our planning efforts are adequate to address our Year 2000 concerns, we cannot be sure that we will not experience negative consequences and material costs caused by undetected errors or defects in the technology used in our internal systems, or that the systems of other parties on which we rely will be made compliant on a timely basis and will not have any material adverse effect on us. At this time, we are unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and we do not have a contingency plan for any unanticipated negative effects. We are in the process of analyzing reasonably likely worst-case scenarios and the need for contingency planning and expect to complete this analysis by October 31, 1999.

     The total cost related to the Year 2000 issue is expected to be $150,000, which has been included in our information technology expense budget. As of June 30, 1999, this project is essentially complete, except as noted above. To date, there have been no material deferments of other information technology projects resulting from the work taking place on our Year 2000 program.

RISKS AND UNCERTAINTIES

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to our future plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, manufacturing capacity constraints, risks associated with our operation of a wafer fabrication facility, dependence on a limited number of customers, variability in production yields, our ability to manage rapid growth, dependence on third parties and risks associated with doing business in Asia and other areas of the world. These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On July 20, 1999, we announced a two-for-one split of our common stock to be effected by a 100% stock dividend pursuant to which our shareholders of record on August 2, 1999 will receive, on or around August 18, 1999, one additional share of common stock for each share of common stock held on such record date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 3.1   --   Amended and Restated Articles of Incorporation of RF Micro
                   Devices, Inc.
Exhibit 10.1  --   Lease dated May 25, 1999, between RF Micro Devices, Inc. and
                   CK Deep River, LLC
Exhibit 27.1  --   Financial Data Schedule

     (b) Report on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RF Micro Devices, Inc.

                                                 /s/ DAVID A. NORBURY
                                          --------------------------------------
                                                     David A. Norbury
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)
Dated: August 10, 1999

                                              /s/ WILLIAM A. PRIDDY, JR.
                                          --------------------------------------
                                                  William A. Priddy, Jr.
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)
Dated: August 10, 1999