Form 10-Q
period 1999-09-25
RF MICRO DEVICES INC
filed 1999-11-09
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999
                        COMMISSION FILE NUMBER: 0-22511

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

     As of November 3, 1999, there were 79,369,927 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             RF MICRO DEVICES, INC.

                                     INDEX

                                                              PAGE
                                                              ----
Part I.  FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    1
     Condensed Statements of Income -- Three months ended
      September 30, 1999 and 1998...........................    1
     Condensed Statements of Income -- Six months ended
      September 30, 1999 and 1998...........................    2
     Condensed Balance Sheets -- September 30, 1999 and
      March 31, 1999........................................    3
     Condensed Statements of Cash Flows -- Six months ended
      September 30, 1999 and 1998...........................    4
     Notes to Condensed Financial Statements................    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    7
Part II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   13
  Item 6. Exhibits and Reports on Form 8-K..................   14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             RF MICRO DEVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Revenues:
  Product sales.............................................     $68,859          $31,415
  Engineering revenue.......................................          62               --
                                                                 -------          -------
          Total revenues....................................      68,921           31,415
Operating costs and expenses:
  Cost of goods sold........................................      36,827           21,690
  Research and development..................................       7,371            3,224
  Marketing and selling.....................................       4,641            2,520
  General and administrative................................       2,008            1,122
                                                                 -------          -------
          Total operating costs and expenses................      50,847           28,556
                                                                 -------          -------
Income from operations......................................      18,074            2,859
Other income (expense), net.................................       1,110             (183)
                                                                 -------          -------
Income before income taxes..................................      19,184            2,676
                                                                 -------          -------
Income tax expense..........................................       6,714              321
                                                                 -------          -------
          Net income........................................     $12,470          $ 2,355
                                                                 =======          =======
Earnings per share:
  Basic.....................................................     $   .16          $   .04
  Diluted...................................................     $   .15          $   .03
Shares used in per share calculation:
  Basic.....................................................      79,218           65,244
  Diluted...................................................      85,401           69,292

           See accompanying notes to Condensed Financial Statements.

                             RF MICRO DEVICES, INC.

                         CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Revenues:
  Product sales.............................................    $130,740         $ 54,667
  Engineering revenue.......................................         229              189
                                                                --------         --------
          Total revenues....................................     130,969           54,856
Operating costs and expenses:
  Cost of goods sold........................................      72,472           37,293
  Research and development..................................      13,409            6,000
  Marketing and selling.....................................       8,273            4,696
  General and administrative................................       3,915            1,991
                                                                --------         --------
          Total operating costs and expenses................      98,069           49,980
                                                                --------         --------
Income from operations......................................      32,900            4,876
Other income, net...........................................       2,312              (28)
                                                                --------         --------
Income before income taxes..................................      35,212            4,848
                                                                --------         --------
Income tax expense..........................................      12,324              821
                                                                --------         --------
          Net income........................................    $ 22,888         $  4,027
                                                                ========         ========
Earnings per share:
  Basic.....................................................    $    .29         $    .06
  Diluted...................................................    $    .27         $    .06
Shares used in per share calculation:
  Basic.....................................................      79,079           64,888
  Diluted...................................................      85,046           68,800

           See accompanying notes to Condensed Financial Statements.

                             RF MICRO DEVICES, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  1999          1999
                                                              -------------   ---------
                                                               (UNAUDITED)    (AUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 43,116      $147,545
  Short-term investments....................................      45,204            --
  Accounts receivable, net..................................      38,310        23,697
  Inventories...............................................      31,532        27,335
  Current deferred tax asset................................         900           898
  Other current assets......................................         476           243
                                                                --------      --------
          Total current assets..............................     159,538       199,718
Property and equipment, net.................................     115,018        67,431
Technology licenses, net....................................       3,964         3,078
Restricted cash.............................................       7,187         3,860
Non-current deferred tax asset..............................       1,088         1,088
Other assets................................................       4,000           583
                                                                --------      --------
          Total assets......................................    $290,795      $275,758
                                                                ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 21,020      $ 24,700
  Income taxes payable......................................          --         2,854
  Current obligations under capital leases..................       4,316         4,246
                                                                --------      --------
          Total current liabilities.........................      25,336        31,800
Obligations under capital leases, less current maturities...      10,496        12,587
Non-current deferred tax liability..........................         465           465
                                                                --------      --------
          Total liabilities.................................      36,297        44,852
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........          --            --
  Common stock, no par value; 150,000,000 shares authorized;
     79,292,862 shares and 78,753,952 issued and outstanding
     at September 30, 1999 and March 31, 1999,
     respectively...........................................     225,420       224,746
Deferred compensation.......................................        (135)         (165)
Retained earnings...........................................      29,213         6,325
                                                                --------      --------
          Total shareholders' equity........................     254,498       230,906
                                                                --------      --------
          Total liabilities and shareholders' equity........    $290,795      $275,758
                                                                ========      ========

           See accompanying notes to Condensed Financial Statements.

                             RF MICRO DEVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $  22,888        $ 4,027
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        6,060          1,071
  Amortization of deferred compensation.....................           30
Change in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable....................................      (14,613)        (7,915)
     Inventories............................................       (4,197)        (2,031)
     Current deferred tax asset.............................           (2)            --
     Non-current deferred tax asset.........................           --             --
     Other assets...........................................         (262)          (791)
     Accounts payable.......................................       (3,757)         6,914
     Accrued liabilities....................................           77             --
     Deferred revenue.......................................           --            247
     Income taxes payable...................................       (2,854)           828
                                                                ---------        -------
          Net cash provided by operating activities.........        3,370          2,350
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of capital equipment/leasehold improvements......      (53,532)        (3,359)
  Capitalization of fabrication facility construction
     costs..................................................           --         (5,645)
  Purchase of short-term investments........................      (48,592)            --
  Purchase of technology license............................       (1,000)            --
                                                                ---------        -------
          Net cash used in investing activities.............     (103,124)        (9,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options.........................          674             31
  Exercise of warrant.......................................           --         10,000
  Increase in restricted cash...............................       (3,327)            --
  Repayment of capital lease obligations....................       (2,022)        (2,893)
                                                                ---------        -------
          Net cash provided by (used in) financing
            activities......................................       (4,675)         7,138
                                                                ---------        -------
          Net increase (decrease) in cash and cash
            equivalents.....................................     (104,429)           484
Cash and cash equivalents at the beginning of the period....      147,545         16,360
                                                                ---------        -------
Cash and cash equivalents at the end of the period..........    $  43,116        $16,844
                                                                =========        =======

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

     The Company uses a 52- or 53-week fiscal year ending on the last Saturday prior to March 31 of each year. The Company's other fiscal quarters end on the last Saturday prior to June 30, September 30, and December 31 of each year. For purposes of this report (including the Unaudited Condensed Financial Statements included herein), each fiscal year is described as having ended on March 31, and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.

     On March 31, 1999, the Company effected a two-for-one stock split by means of a 100% stock dividend pursuant to which the Company's shareholders of record on March 17, 1999 were issued a certificate representing one additional share of the Company's common stock for each existing share. On August 18, 1999, the Company effected a two-for-one split of its common stock by means of a 100% stock dividend pursuant to which the Company's shareholders of record on August 2, 1999 were issued a certificate representing one additional share of the Company's common stock for each existing share. All earnings per share and share count information has been restated to reflect the impact of these stock splits.

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

4. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  1999          1999
                                                              -------------   ---------
Raw materials...............................................     $10,127       $ 6,628
Work in process.............................................      19,514        18,118
Finished goods..............................................      10,682         6,975
                                                                 -------       -------
                                                                  40,323        31,721
Inventory allowances........................................      (8,791)       (4,386)
                                                                 -------       -------
          Total inventory...................................     $31,532       $27,335
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

                             RF MICRO DEVICES, INC.

outstanding. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128 requirements.

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Numerator for basic and diluted net income
  per share:
  Net income.................................     $12,470         $ 2,355         $22,888         $ 4,027
Denominator:
  Denominator for basic net income per
     share -- Weighted average shares........      79,218          65,244          79,079          64,888
Effect of dilutive securities:
  Employee stock options.....................       6,183           4,048           5,967           3,912
  Denominator for diluted net income per
     share -- adjusted weighted average
     shares and assumed conversions..........      85,401          69,292          85,046          68,800
  Basic net income per share.................     $  0.16         $  0.04         $  0.29         $  0.06
  Diluted net income per share...............     $  0.15         $  0.03         $  0.27         $  0.06

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

     We began manufacturing our own GaAs HBT products at our new wafer fabrication facility in September 1998, and we are now concentrating our efforts on increasing our manufacturing capacity to satisfy customer demand for GaAs HBT products, which is currently greater than we can meet. In September 1999 we began construction on a second wafer fabrication facility. Before September 1998, TRW Inc., which is our largest shareholder, manufactured all of our GaAs HBT products. TRW has granted us a perpetual non-royalty bearing license to use its GaAs HBT process to design and manufacture products for commercial wireless applications. Our GaAs HBT power amplifiers and small signal devices have been designed into advanced subscriber equipment made by leading original equipment manufacturers, or OEMs, such as Nokia Mobile Phones Ltd., LG Information and Communications, Ltd., Hyundai Electronics Industries Co. Ltd., Samsung Electronics Co., Ltd., and Motorola, Inc. Through a delivery strategy called Optimum Technology Matching(R), we also offer silicon and GaAs MESFET components to complement our GaAs HBT products. Optimum Technology Matching(R) allows us to offer RFIC solutions, on a component-by-component basis, that best fulfill OEMs' performance, cost and time-to-market requirements.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                       -----------------------------   -----------------------------
                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                           1999            1998            1999            1998
                                       -------------   -------------   -------------   -------------
Revenues.............................      100.0%          100.0%          100.0%          100.0%
Operating costs and expenses:
  Cost of goods sold.................       53.4            69.0            55.3            68.0
  Research and development...........       10.7            10.3            10.2            10.9
  Marketing and selling..............        6.7             8.0             6.4             8.6
  General and administrative.........        2.9             3.6             3.0             3.6
                                           -----           -----           -----           -----
          Total operating costs and
            expenses.................       73.7            90.9            74.9            91.1
Income from operations...............       26.2             9.1            25.1             8.9
Other income (expense), net..........        1.6            (0.6)            1.8            (0.1)
                                           -----           -----           -----           -----
Income before income taxes...........       27.8             8.5            26.9             8.8
Income tax expense...................       (9.7)           (1.0)           (9.4)           (1.5)
                                           -----           -----           -----           -----
          Net income.................       18.1%            7.5%           17.5%            7.3%
                                           =====           =====           =====           =====

REVENUES

     Revenues increased 119.4% to $68.9 million for the three months ended September 30, 1999 from $31.4 million for the three months ended September 30, 1998. The increase in revenues during the three months ended September 30, 1999 reflected strong growth in both the GaAs HBT product line (a 117% increase over the second quarter of fiscal 1999) and the silicon product line (a 146% increase over the second quarter of fiscal 1999). One sales representative firm, Jittek, accounted for 22.0% of our revenue during the second quarter of fiscal 2000. For the six-month period ended September 30, 1999, revenues increased 138.8% from $54.9 million in the same period in fiscal 1999 to $131.0 million. This increase was primarily attributable to increased shipments as the result of our capacity expansion efforts for three-volt HBT power amplifiers to be used in a variety of applications.

     International shipments accounted for $38.5 million, or 55.8% revenues, for the three months ended September 30, 1999, compared to $18.8 million, or 60%, for the three months ended September 30, 1998. Sales to South Korean customers totaled $15.1 million, or 22% of revenues, compared to $3.8 million, or 12.1% of revenues, for the quarter ended September 30, 1998. Although we experienced an increase in sales to South Korean customers in our second quarter, this market remains unstable and there is no assurance that this trend will continue or that economic instability in Asia will not have a material adverse effect on our business, financial condition, or results of operations.

GROSS PROFIT

     The gross profit margin was 46.6% for the three months ended September 30, 1999 compared to 31.0% for the three months ended September 30, 1998. For the six-months ended September 30, 1999, the gross profit margin increased to 44.7% compared to 32.0% for the six months ended September 30, 1998. The increase in the gross profit margin in both periods is primarily attributable to lower cost output from our GaAs HBT wafer fabrication facility and lower costs on purchased wafers under supply agreements providing for annual price reductions.

     We have historically experienced significant fluctuations in gross profit margins. In certain cases, we believe that our gross profit margins have been significantly affected by low manufacturing, assembly and test yields, and there can be no assurance that future operating results will not be similarly affected. We currently expect our gross profit margins to continue to improve as an increasing percentage of our GaAs HBT products are fabricated at our wafer fabrication facility, where production costs per wafer are anticipated to be lower; however, there can be no assurance that this will be the case. Further, we sell products in intensely competitive markets, and we believe that downward pressure on average selling prices will continue to occur in the future.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended September 30, 1999 increased 128.6% to $7.4 million, compared to $3.2 million for the three months ended September 30, 1998. For the six months ended September 30, 1999, research and development expenses increased 123.5% to $13.4 million, compared to $6.0 million for the six months ended September 30, 1998. These increases were primarily attributable to increased salaries and benefits and recruiting expenses related to increased headcount and increased software expenses related to software used in the development and design of standard and custom products. Research and development expenses as a percentage of total revenues increased slightly to 10.7% for the three months ended September 30, 1999 from 10.3% for the three months ended September 30, 1998. For the six-month period ended September 30, 1999, research and development expenses as a percent of revenue declined to 10.2% from 10.9% for the six months ended September 30, 1998. We plan to continue to make substantial investments in research and development and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

     Marketing and selling expenses for the three months ended September 30, 1999 were $4.6 million, compared to $2.5 million for the three months ended September 30, 1998, an increase of 84.2%. For the six months ended September 30, 1999, marketing and selling expenses increased 76.2% to $8.3 million, compared to $4.7 million for the six months ended September 30, 1998. These increases were primarily attributable to increased salaries and benefits related to increased headcount and to increases in commissions expense. Marketing and selling expenses as a percentage of revenue for the three months ended September 30, 1999 decreased to 6.7% from 8.0% for the three months ended September 30, 1998. For the six-month period ended September 30, 1999, sales and marketing expenses as a percent of revenue declined to 6.4% from 8.6% for the six months ended September 30, 1998. We plan to continue to make substantial investments in marketing and selling and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended September 30, 1999 were $2.0 million compared to $1.1 million for the three months ended September 30, 1998, an increase of 79.0%. For the six months ended September 30, 1999, general and administrative expenses increased 96.6% to $3.9 million, compared to $2.0 million for the six months ended September 30, 1998. These increases were attributable primarily to increased salaries and benefits related to headcount increases, and to increased costs associated with being a public company. General and administrative expenses as a percentage of revenues decreased to 2.9% for the three months ended September 30, 1999 from 3.6% for the three months ended September 30, 1998. For the six-month period ended September 30, 1999, sales and marketing expenses as a percent of revenue declined to 3.0% from 3.6% for the six months ended September 30, 1998.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, for the three months ended September 30, 1999 reflected a net income of $1.1 million compared to net expense of $183,000 for the three months ended September 30, 1998. For the six months ended September 30, 1999 other income (expense), net, reflected net income of $2.3 million compared to net expense of $28,000 for the six months ended September 30, 1998. The increase in other income during these periods is attributable to increased interest income resulting from the investment of the proceeds of our secondary stock offering completed in January 1999.

INCOME TAX EXPENSE

     The effective tax rate was 35% for the three-month period ended September 30, 1999. The effective rate is less than the combined federal and state statutory rate of approximately 40% due to the use of net operating loss carryforwards. Income tax expense for the three months ended September 30, 1999 was approximately $6.7 million as compared to $0.3 million for the corresponding period ended September 30, 1998 when the effective rate was 12.0%. Income tax expense for the six months ended September 30, 1999 was approximately $12.3 million as compared to $0.8 million for the corresponding period ended September 30, 1998, when the effective rate was 17.0%.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. We completed our initial public offering in September 1997, and raised approximately $37.6 million, net of offering expenses. In January 1999, we completed a secondary public offering and raised approximately $133.4 million, net of offering expenses. As of September 30, 1999, we had working capital of approximately $134.2 million, including $43.1 million in cash and cash equivalents. Operating activities generated $3.4 million in cash for the six-month period ended September 30, 1999. This was primarily attributable to net income of $22.9 million, partially offset by increases in accounts receivable of $14.6 million, in inventories of $4.2 million, a decrease in accounts payable of $3.8 million, and a decrease in taxes payable of $3.2 million. Cash provided by operating activities for the six months ended September 30, 1998 was $2.4 million. The cash provided by operating activities during this period was primarily attributable to an increase in accounts payable of $6.9 million, increases in taxes payable of $0.8 million, and net income of $4.0 million. These increases were partially offset by increases in accounts receivable of $7.9 million and inventories of $2.0 million.

     The $103.1 million of cash used by investing activities for the six months ended September 30, 1999 was substantially related to the purchase of $24.6 million of capital equipment, primarily for use in our wafer fabrication facility, $23.9 million for the construction and outfitting of our new facility housing molecular beam epitaxy (MBE) wafer fabrication equipment, $5.0 million capitalized for the construction of our new corporate headquarters, $48.6 million in the purchase of short-term investments, and $1.0 million for the purchase of a technology license for silicon germanium from IBM. The $9.0 million of cash used by investing activities for the six months ended September 30, 1998 was primarily related to expenditures associated with the construction of our first GaAs HBT wafer fabrication facility and general corporate capital equipment requirements.

     The $4.7 million of cash used by financing activities for the six-month period ended September 30, 1999 related primarily to the repayments of capital lease obligations and increases in restricted cash associated with the financing of our new wafer fabrication facility. The $7.1 million of cash provided by financing activities for the six-month period ended September 30, 1998 related primarily to the receipt of proceeds from the exercise by TRW of a warrant covering 4,000,000 shares of common stock of $10.0 million, partially offset by $2.9 million in repayments of capital lease obligations.

     At September 30, 1999, we had total long-term capital commitments of $38.6 million, with $17.1 million relating to expansion of our first wafer fabrication facility and $21.5 million for general corporate requirements. The $17.1 million in long-term capital commitments relating to the wafer fabrication facility represents continued investment in the second phase expansion, as well as a portion of an expected additional $48.3 million investment to increase further wafer fabrication capacity that will consist of moving our MBE wafer starting equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. We believe this additional investment in wafer fabrication capacity, which is expected to be completed by mid-2000, will bring our total wafer production capacity to approximately 50,000 wafers per year. We expect to fund this investment through a combination of existing cash on hand and capital leases.

     During the quarter ended September 30, 1999, we began construction of a second wafer fabrication facility. The full capacity output of the first phase of this facility is anticipated to be the equivalent of approximately 60,000 four-inch wafers and is projected to be completed and begin production-level wafer output in late 2000. An anticipated second phase of construction, which is expected to be completed near the end of 2001, would increase the facility's total output to the equivalent of 210,000 four-inch wafers per year. The projected cost for this facility is approximately $110 million for the first phase and $140 million for the second phase. The funding for the first phase will come primarily from a synthetic lease arrangement that we entered into on August 13, 1999. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes but as a loan for tax purposes. At present, the synthetic lease transaction is largely secured by cash collateral. The lease has a base term of five years and three months. At the end of the base term, the lease can be extended upon the agreement of the parties, or we may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either

     - the Eurodollar Rate plus margins varying from 25 basis points to 100 basis points per annum (depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

     - at our election and under certain circumstances where funding based on the Eurodollar Rate is not available, the ABR Rate plus margins varying from zero basis points to 75 basis points per annum (again depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate).

The Eurodollar Rate is a rate of interest determined under the lease documents by reference to one or more sources for the London interbank offered rate, or LIBOR. The ABR Rate is a rate of interest determined under the lease documents equal to the greater of (a) the prime lending rate of the lead lender or its successor (as determined under the lease documents) or (b) the federal funds effective rate (as determined under the lease documents) plus 0.5%.

     We anticipate that the synthetic lease transaction documents will be modified during the third quarter of fiscal 2000 to bring in other financial institutions to participate in the financing vehicle and to modify some of the existing covenants and add some new financial covenants. At the same time, we anticipate that all or most of the cash collateral will be released and replaced with other collateral consisting of substantially all of our other assets, and that the underlying interest rates or yield rates embedded in the lease and used to calculate lease payments will be increased to either

     - the Eurodollar Rate plus margins varying from 150 basis points to 300 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

     - at our election and under certain circumstances where funding based on the Eurodollar Rate is not available, the ABR Rate plus margins per annum to be determined (and likely based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate).

     Additionally, state and local governments have awarded us a series of incentives in connection with our investment in wafer fabrication capacity that approximate $5.5 million payable over a one- to four-year period. We expect to use these incentives to fund future capital investment.

     We currently have eight capital lease facilities with four equipment financing companies under which we have financed the cost of capital equipment and leasehold improvements associated with our first wafer fabrication facility. We have financed an aggregate of $23.4 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At September 30, 1999, the minimum future lease payments under these leases (excluding interest) were $14.8 million.

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

     In addition to taking the steps described above, we have attempted to analyze the reasonably likely worst-case Year 2000 scenarios. Although we are relying on assurances from the third parties with which we do business as to their Year 2000 readiness, we recognize that it is possible that one or more of them will experience Year 2000 disruptions which will affect our business. Similarly, we recognize that despite the measures we have taken with respect to our own information technology and other systems that have date-sensitive functions, some elements of our own equipment may experience adverse Year 2000-related effects. However, our analysis of the likelihood that any disruptions of these kinds will be of a nature to materially affect our overall business, financial condition or results of operations has not indicated that there is any need for significant contingency planning specifically to mitigate these risks.

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

     The total cost related to the Year 2000 issue is approximately $150,000, which has been included in our information technology expense budget. As of September 30, 1999, this project is essentially complete, except as noted above. To date, there have been no material deferments of other information technology projects resulting from the work taking place on our Year 2000 program.

RISKS AND UNCERTAINTIES

     The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that relate to our future plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, manufacturing capacity constraints, risks associated with our operation of our current wafer fabrication facility and the construction of an additional facility, dependence on a limited number of customers, variability in production yields, our ability to manage rapid growth, dependence on third parties and risks associated with doing business in Asia and other areas of the world. These and other risks and uncertainties, which are described in more detail in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual shareholder's meeting on July 27, 1999. At the meeting, our shareholders (1) elected Erik H. van der Kaay, David A. Norbury, Albert E. Paladino, William J. Pratt, Walter H. Wilkinson, Jr. and Terri D. Zinkiewicz to our board of directors for one-year terms expiring in 2000; (2) approved amending and restating our articles of incorporation to increase our authorized common stock from 50,000,000 shares to 150,000,000 shares; (3) adopted the 1999 Stock Incentive Plan of RF Micro Devices, Inc.; and (4) ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2000. Shareholders also voted on the administrative matter of changing the location of the meeting to accommodate the greater-than-expected number of attendees. Votes cast by our shareholders at the meeting are as follows (share numbers have been adjusted to reflect a 2-for-1 stock split on August 18, 1999):

                                                    SHARES VOTED                      BROKER
NOMINEES FOR DIRECTOR                                 IN FAVOR     SHARES WITHHELD   NON-VOTES
---------------------                               ------------   ---------------   ---------
Erik H. van der Kaay..............................   66,347,794        127,810          --
David A. Norbury..................................   66,253,544        222,060          --
Albert E. Paladino................................   66,347,604        128,000          --
William J. Pratt..................................   66,253,544        222,060          --
Walter H. Wilkinson, Jr...........................   66,347,604        128,000          --
Terri D. Zinkiewicz...............................   66,252,894        222,710          --

     Amendment and restatement of articles of incorporation to increase authorized common stock from 50,000,000 shares to 150,000,000 shares:

                                                                                              BROKER
           SHARES VOTED IN FAVOR        SHARES VOTED AGAINST        SHARES ABSTAINING        NON-VOTES
           ---------------------        --------------------        -----------------        ---------
                56,335,656                   10,112,070                    27,878               --

     Adoption of 1999 Stock Incentive Plan:

                                                                                              BROKER
           SHARES VOTED IN FAVOR        SHARES VOTED AGAINST        SHARES ABSTAINING        NON-VOTES
           ---------------------        --------------------        -----------------        ---------
                40,008,796                   16,391,290                   258,622            9,816,896

     Ratification of selection of Ernst & Young LLP:

                                                                                              BROKER
           SHARES VOTED IN FAVOR        SHARES VOTED AGAINST        SHARES ABSTAINING        NON-VOTES
           ---------------------        --------------------        -----------------        ---------
                66,442,656                        2,480                    30,468               --

     Change in meeting location:

                                                                                              BROKER
           SHARES VOTED IN FAVOR        SHARES VOTED AGAINST        SHARES ABSTAINING        NON-VOTES
           ---------------------        --------------------        -----------------        ---------
                47,725,814                    9,154,606                 9,593,984               --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 10.1  --   Participation Agreement, dated as of August 13, 1999, among
                   RF Micro Devices, Inc., as the Construction Agent and as the
                   Lessee; First Security Bank, National Association, not
                   individually, except as expressly stated therein, but solely as the Owner Trustee under the RFMD Real Estate Trust
                   1999-1; the Various Banks and Other Lending Institutions
                   Which Are Parties Thereto from Time to Time, as the Holders;
                   the Various Banks and Other Lending Institutions Which Are
                   Parties Thereto from Time to Time, as the Lenders; and First
                   Union National Bank, as the Agent for the Lenders and
                   respecting the Security Documents, as the Agent for the
                   Lenders and the Holders, to the extent of their interests
Exhibit 10.2  --   Lease Agreement, dated as of August 13, 1999, between First
                   Security Bank, National Association, not individually, but solely as the Owner Trustee under the RFMD Real Estate Trust
                   1999-1, as Lessor, and RF Micro Devices, Inc., as Lessee
Exhibit 10.3  --   Credit Agreement, dated as of August 13, 1999, among First
                   Security Bank, National Association, not individually,
                   except as expressly stated therein, but solely as the Owner
                   Trustee under the RFMD Real Estate Trust 1999-1, as the
                   Borrower; the Several Lenders from Time to Time Parties
                   thereto; and First Union National Bank, as the Agent
Exhibit 27.1  --   Financial Data Schedule (for SEC use only)

     (b) Report on Form 8-K

     We filed a Current Report on Form 8-K on July 23, 1999 to disclose that we announced on July 20, 1999 that our board of directors had approved, subject to shareholder approval of a proposal to increase our authorized common stock, a two-for-one stock split of our common stock to be effected by a 100% share dividend payable on or around August 18, 1999 to shareholders of record on August 2, 1999.

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

                                          RF Micro Devices, Inc.

                                                 /s/ DAVID A. NORBURY
                                          --------------------------------------
                                                     David A. Norbury
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Dated: November 9, 1999
                                              /s/ WILLIAM A. PRIDDY, JR.
                                          --------------------------------------
                                                  William A. Priddy, Jr.
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: November 9, 1999