Form 10-Q
period 1999-12-25
RF MICRO DEVICES INC
filed 2000-02-09
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999
                        COMMISSION FILE NUMBER: 0-22511

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

     As of February 1, 2000, there were 79,809,699 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             RF MICRO DEVICES, INC.

                                     INDEX

                                                              PAGE
                                                              ----
Part I.  FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    3
     Condensed Consolidated Statements of Income -- Three
      months ended December 31, 1999 and 1998...............    3
     Condensed Consolidated Statements of Income -- Nine
      months ended December 31, 1999 and 1998...............    4
     Condensed Consolidated Balance Sheets -- December 31,
      1999 and March 31, 1999...............................    5
     Condensed Consolidated Statements of Cash Flows -- Nine
      months ended December 31, 1999 and 1998...............    6
     Notes to Condensed Consolidated Financial Statements...    7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
Part II. OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds.........   16
  Item 6. Exhibits and Reports on Form 8-K..................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             RF MICRO DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Revenues:
  Product sales.............................................    $72,856         $40,993
  Engineering revenue.......................................        305             524
                                                                -------         -------
          Total revenues....................................     73,161          41,517
Operating costs and expenses:
  Cost of goods sold........................................     37,530          26,959
  Research and development..................................      9,061           3,774
  Marketing and selling.....................................      5,394           2,682
  General and administrative................................      2,665           1,133
                                                                -------         -------
          Total operating costs and expenses................     54,650          34,548
                                                                -------         -------
Income from operations......................................     18,511           6,969
Other income (expense), net.................................        835            (226)
                                                                -------         -------
Income before income taxes..................................     19,346           6,743
                                                                -------         -------
Income tax expense..........................................      6,771           1,146
                                                                -------         -------
Net income..................................................    $12,575         $ 5,597
                                                                =======         =======
Earnings per share:
  Basic.....................................................    $   .16         $   .08
  Diluted...................................................    $   .15         $   .08
Shares used in per share calculation:
  Basic.....................................................     79,412          68,848
  Diluted...................................................     86,075          72,788

     See accompanying Notes to Condensed Consolidated Financial Statements.

                             RF MICRO DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1999             1998
                                                              -------------    -------------
Revenues:
  Product sales.............................................    $203,596          $95,660
  Engineering revenue.......................................         535              713
                                                                --------          -------
          Total revenues....................................     204,131           96,373
Operating costs and expenses:
  Cost of goods sold........................................     110,004           64,252
  Research and development..................................      22,469            9,774
  Marketing and selling.....................................      13,667            7,378
  General and administrative................................       6,580            3,124
                                                                --------          -------
          Total operating costs and expenses................     152,720           84,528
                                                                --------          -------
Income from operations......................................      51,411           11,845
Other income (expense), net.................................       3,147             (253)
                                                                --------          -------
Income before income taxes..................................      54,558           11,592
                                                                --------          -------
Income tax expense..........................................      19,095            1,967
                                                                --------          -------
Net income..................................................    $ 35,463          $ 9,625
                                                                ========          =======
Earnings per share:
  Basic.....................................................    $    .45          $   .15
  Diluted...................................................    $    .42          $   .14
Shares used in per share calculation :
  Basic.....................................................      79,190           66,208
  Diluted...................................................      85,389           70,508

     See accompanying Notes to Condensed Consolidated Financial Statements.

                             RF MICRO DEVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
                                                              (UNAUDITED)    (AUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................    $ 30,351     $147,545
     Short-term investments.................................      44,925           --
     Accounts receivable, net...............................      46,797       23,697
     Inventories............................................      39,991       27,335
     Current deferred tax asset.............................         900          898
     Other current assets...................................         337          243
                                                                --------     --------
          Total current assets..............................     163,301      199,718
Property and equipment, net.................................     140,694       67,431
Technology licenses, net....................................      14,430        3,078
Restricted cash.............................................       6,783        3,860
Non-current deferred tax asset..............................       1,088        1,088
Other assets................................................       4,022          583
                                                                --------     --------
          Total assets......................................    $330,318     $275,758
                                                                ========     ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities...............    $ 31,615     $ 24,700
     Income taxes payable...................................       6,081        2,854
     Current obligations under capital leases...............       4,389        4,246
                                                                --------     --------
          Total current liabilities.........................      42,085       31,800
Obligations under capital leases, less current maturities...       9,363       12,587
Non-current deferred tax liability..........................         465          465
                                                                --------     --------
          Total liabilities.................................      51,913       44,852
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........          --           --
  Common stock, no par value; 150,000,000 shares authorized;
     79,508,651 shares and 78,753,952 issued and outstanding
     at December 31, 1999 and March 31, 1999,
     respectively...........................................     242,751      224,746
Deferred compensation.......................................      (6,135)        (165)
Retained earnings...........................................      41,789        6,325
                                                                --------     --------
          Total shareholders' equity........................     278,405      230,906
                                                                --------     --------
          Total liabilities and shareholders' equity........    $330,318     $275,758
                                                                ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                             RF MICRO DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Cash flows from operating activities:
Net income..................................................   $  35,463       $  9,625
Adjustments to reconcile net income to net cash provided by
  operating activities:
  (Loss) on sale of equipment...............................          --            (78)
  Depreciation and amortization.............................      10,252          2,923
  Amortization of deferred compensation.....................         173             --
  Change in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable....................................     (23,100)        (7,326)
     Inventories............................................     (12,656)        (6,069)
     Current deferred tax asset.............................          (1)            --
     Other assets...........................................        (145)          (932)
     Accounts payable.......................................       5,881          4,063
     Accrued liabilities....................................       1,034          3,006
     Deferred revenue.......................................          --            247
     Income taxes payable...................................       3,227          1,974
                                                               ---------       --------
          Net cash provided by operating activities.........      20,128          7,433
Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements...     (83,326)       (12,443)
     Proceeds from sale of equipment........................          --             31
     Capitalization of fabrication facility construction
      costs.................................................          --         (1,227)
     Purchase of short-term investments.....................     (48,314)            --
     Purchase of technology license.........................      (1,500)            --
                                                               ---------       --------
          Net cash used in investing activities.............    (133,140)       (13,639)
Cash flows from financing activities:
     Proceeds from exercise of options......................       1,822             75
     Proceeds from exercise of warrant......................          --         10,000
     Increase in restricted cash............................      (2,923)        (3,860)
     Repayment of capital lease obligations.................      (3,081)        (2,781)
                                                               ---------       --------
          Net cash provided by (used in) financing
            activities......................................      (4,182)         3,434
                                                               ---------       --------
          Net (decrease) in cash and cash equivalents.......    (117,194)        (2,772)
Cash and cash equivalents at the beginning of the period....     147,545         16,360
                                                               ---------       --------
Cash and cash equivalents at the end of the period..........   $  30,351       $ 13,588
                                                               =========       ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                             RF MICRO DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, RF Micro Devices UK Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation

     The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The Company's other fiscal quarters end on the Saturday closest to June 30, September 30, and December 31 of each year. For purposes of this report (including the Unaudited Consolidated Condensed Financial Statements included herein), each fiscal year is described as having ended on March 31, and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.

     On March 31, 1999, the Company effected a two-for-one stock split upon which the Company's shareholders of record on March 17, 1999 were issued a certificate representing one additional share of the Company's common stock for each share of the Company's common stock held on such record date. On August 18, 1999, the Company effected a two-for-one split of its common stock upon which the Company's shareholders of record on August 2, 1999 were issued a certificate representing one additional share of the Company's common stock for each share of the Company's common stock held on such record date. All earnings per share and share count information has been restated to reflect the impact of these stock splits.

2. RESEARCH AND DEVELOPMENT COSTS

     The Company charges all research and development costs to expense as incurred.

3. INCOME TAXES

     The provision for income taxes has been recorded based on the current estimate of the Company's annual effective tax rate. This rate differs from the federal statutory rate primarily because of the reduction of the valuation allowances on deferred tax assets.

4. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                              DECEMBER 31,   MARCH 31,
                                                                  1999         1999
                                                              ------------   ---------
Raw materials...............................................    $  8,171      $ 6,628
Work in process.............................................      32,809       18,118
Finished goods..............................................       9,272        6,975
                                                                --------      -------
                                                                  50,252       31,721
Inventory allowances........................................     (10,261)      (4,386)
                                                                --------      -------
          Total inventory...................................    $ 39,991      $27,335
                                                                ========      =======

                             RF MICRO DEVICES, INC.

                                  (UNAUDITED)

5. EARNINGS PER SHARE

     The weighted average shares used in the calculation of diluted earnings per share represent the weighted average shares outstanding plus the dilutive effect of outstanding stock options, warrants, and other potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1999           1998           1999           1998
                                                ------------   ------------   ------------   ------------
Numerator for basic and diluted earnings per
  share:
Net income....................................    $12,575        $ 5,597        $35,463        $ 9,625
Denominator:
Denominator for basic earnings per
  share -- weighted average shares............     79,412         68,848         79,190         66,208
Effect of dilutive securities:
Stock options and warrants....................      6,663          3,940          6,199          4,300
Denominator for diluted earnings per share --
  adjusted weighted average shares and assumed
  conversions.................................     86,075         72,788         85,389         70,508
                                                  -------        -------        -------        -------
Basic earnings per share......................    $   .16        $   .08        $   .45        $   .15
                                                  =======        =======        =======        =======
Diluted earnings per share....................    $   .15        $   .08        $   .42        $   .14
                                                  =======        =======        =======        =======

6. DEFERRED COMPENSATION

     During the third quarter, the Company issued shares of restricted stock resulting in deferred compensation of approximately $6.0 million. This amount is being charged to compensation expense over the period in which the restrictions lapse which is generally five years.

7. LEASES

     On August 13, 1999, as modified effective December 31, 1999, the Company entered into a synthetic lease. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. At the end of the third quarter of fiscal year 2000, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of the personal property assets of the Company. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or the Company may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

     - the Eurodollar Rate plus margins varying from 150 basis points to 300 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

     - at our election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the ABR Rate plus margins varying from zero basis points to 75 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate). The Eurodollar Rate is a rate of interest determined under the lease documents by reference to one or more sources for the London interbank offered rate or LIBOR. The ABR Rate is a rate of interest determined under the

                             RF MICRO DEVICES, INC.

                                  (UNAUDITED)

        lease documents equal to the greater of (a) the prime lending rate of the primary lender or its successor (as determined under the lease documents) or (b) the federal funds effective rate (as determined under the lease documents) plus 0.5%

     This lease is expected to provide up to $100 million in financing for a new wafer fabrication facility currently under construction. The $100 million of financing is expected to fund approximately $57 million for the building and $43 million of equipment.

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

     We began manufacturing our own GaAs HBT products at our new wafer fabrication facility in September 1998, and we are now concentrating our efforts on increasing our manufacturing capacity to satisfy customer demand for GaAs HBT products, which is currently greater than we can meet. In September 1999, we began construction on a second wafer fabrication facility. Before September 1998, TRW Inc., which is our largest shareholder, manufactured all of our GaAs HBT products. TRW has granted us a perpetual non-royalty bearing license to use its GaAs HBT process to design and manufacture products for commercial wireless applications. In November 1999, we expanded our license with TRW to cover certain wired applications. Our GaAs HBT power amplifiers and small signal devices have been designed into advanced subscriber equipment made by leading original equipment manufacturers, or OEMs, such as Nokia Mobile Phones Ltd., LG Information and Communications, Ltd., Hyundai Electronics Industries Co. Ltd., Samsung Electronics Co., Ltd., and Motorola, Inc. Through a delivery strategy called Optimum Technology Matching(R), we also offer silicon, silicon germanium, and GaAs MESFET components to complement our GaAs HBT products. Optimum Technology Matching(R) allows us to offer RFIC solutions, on a component-by-component basis, that best fulfill OEMs' performance, cost and time-to-market requirements.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1999           1998           1999           1998
                                                ------------   ------------   ------------   ------------
Revenues......................................     100.0%         100.0%         100.0%         100.0%
Operating costs and expenses:
  Cost of goods sold..........................      51.3           64.9           53.9           66.7
  Research and development....................      12.4            9.1           11.0           10.1
  Marketing and selling.......................       7.4            6.5            6.7            7.7
  General and administrative..................       3.6            2.7            3.2            3.2
                                                   -----          -----          -----          -----
          Total operating costs and
            expenses..........................      74.7           74.8           83.2           87.7
Income from operations........................      25.3           16.8           25.2           12.3
Other income (expense), net...................       1.1            (.5)           1.5            (.3)
                                                   -----          -----          -----          -----
Income before income taxes....................      26.4           16.3           26.7           12.0
Income tax expense............................      (9.3)          (2.8)          (9.4)          (2.0)
                                                   -----          -----          -----          -----
Net income....................................      17.2%          13.5%          17.4%          10.0%
                                                   =====          =====          =====          =====

REVENUES

     Revenues increased 76.2% to $73.2 million for the three months ended December 31, 1999 from $41.5 million for the three months ended December 31, 1998. The increase in revenues during the three months ended December 31, 1999 reflected strong growth in both the GaAs HBT product line (a 73.7% increase over the third quarter of fiscal 1999) and the silicon product line (a 123.5% increase over the third quarter of fiscal 1999). One sales representative firm, Jittek, accounted for 16.7% of our revenue during the third quarter of fiscal 2000. For the nine-month period ended December 31, 1999, revenues increased 111.8% to $204.1 million from $96.4 million in the same period in fiscal 1999. This increase was primarily attributable to increased shipments as the result of our capacity expansion efforts for three-volt HBT power amplifiers and small signal devices to be used in a variety of applications.

     International shipments accounted for $41.6 million, or 56.8% of revenues, for the three months ended December 31, 1999, compared to $27.0 million, or 65.0%, for the three months ended December 31, 1998. Sales to South Korean customers totaled $12.3 million, or 16.9% of revenues for the third quarter of fiscal 2000, compared to $12.2 million, or 29.4% of revenues, for the quarter ended December 31, 1998, and $15.1 million, or 22% of revenues for the three months ended September 30, 1999. Although we experienced a small year-to-year increase in sales to South Korean customers in our third quarter, our shipments in this market decreased from the previous quarter and this market remains unstable.

GROSS PROFIT

     Our gross profit margin was 48.7% for the three months ended December 31, 1999 compared to 35.1% for the three months ended December 31, 1998. For the nine-months ended December 31, 1999, our gross profit margin increased to 46.1% compared to 33.3% for the nine months ended December 31, 1998. The increase in our gross profit margin during both periods is primarily attributable to an increase in the percentage of revenues derived from lower cost output from our GaAs HBT wafer fabrication facility and lower costs on purchased wafers under supply agreements providing for annual price reductions.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended December 31, 1999 increased 140.1% to $9.1 million, compared to $3.8 million for the three months ended December 31, 1998. For the nine months ended December 31, 1999, research and development expenses increased 129.8% to $22.5 million, compared to $9.8 million for the nine months ended December 31, 1998. These increases were primarily attributable to increased salaries and benefits, recruiting expenses related to increased headcount, increased software expenses related to software used in the development and design of standard and custom products, and spending increases for development wafers and mask sets. Research and development expenses as a percentage of total revenues increased to 12.4% for the three months ended December 31, 1999 from 9.1% for the three months ended December 31, 1998. For the nine-month period ended December 31, 1999, research and development expenses as a percent of revenue increased to 11.0% from 10.1% for the nine months ended December 31, 1998. We plan to continue to make substantial investments in research and development and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

MARKETING AND SELLING

     Marketing and selling expenses for the three months ended December 31, 1999 were $5.4 million, compared to $2.7 million for the three months ended December 31, 1998, an increase of 100.0%. For the nine months ended December 31, 1999, marketing and selling expenses increased 85.2% to $13.7 million, compared to $7.4 million for the nine months ended December 31, 1998. These increases were primarily attributable to increased salaries and benefits related to increased headcount and to increases in commission expense. Marketing and selling expenses as a percentage of revenue for the three months ended December 31, 1999 increased to 7.4% from 6.5% for the three months ended December 31, 1998. For the nine-month period ended December 31, 1999, marketing and sales expenses as a percentage of revenue declined to 6.7% from 7.7% for the nine months ended December 31, 1998. We plan to continue to make substantial investments in marketing and selling and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended December 31, 1999 were $2.7 million compared to $1.1 million for the three months ended December 31, 1998, an increase of 135.2%. For the nine months ended December 31, 1999, general and administrative expenses increased 110.6% to $6.6 million, compared to $3.1 million for the nine months ended December 31, 1998. These increases were attributable primarily to increased salaries and benefits related to headcount increases, increased outside legal and accounting expenses, and consulting costs associated with our SAP implementation. General and administrative expenses as a percentage of revenues increase to 3.6% from 2.7% for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. For the nine-month period ended December 31, 1999, general and administrative expenses as a percent of revenue remained at 3.2% as compared to the nine months ended December 31, 1998.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net, for the three months ended December 31, 1999 reflected net income of $835,000 compared to net expense of $226,000 for the three months ended December 31, 1998. For the nine months ended December 31, 1999 other income (expense), net, reflected net income of $3.1 million compared to net expense of $253,000 for the nine months ended December 31, 1998. The increase in other income during these periods is attributable to increased interest income resulting from the investment of the proceeds of our secondary stock offering completed in January 1999.

INCOME TAX EXPENSE

     Our effective tax rate was 35% for the three-month period ended December 31, 1999. Our effective rate is less than the combined federal and state statutory rate of approximately 40% due to the reduction of the valuation allowance on the deferred tax assets. Income tax expense for the three months ended December 31, 1999 was approximately $6.8 million as compared to $1.1 million for the corresponding period ended December 31, 1998 when the effective rate was 17.0%. Income tax expense for the nine months ended December 31, 1999 was approximately $19.1 million with an effective rate of 35% as compared to $2.0 million for the corresponding period ended December 31, 1998, when the effective rate was 17.0%.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. We completed our initial public offering in September 1997, and raised approximately $37.6 million, net of offering expenses. In January 1999, we completed a secondary public offering and raised approximately $133.4 million, net of offering expenses. As of December 31, 1999, we had working capital of approximately $121.2 million, including $30.4 million in cash and cash equivalents. Operating activities generated $20.1 million in cash for the nine-month period ended December 31, 1999. This was primarily attributable to net income of $35.5 million, an increase in accounts payable of $5.9 million, and an increase in taxes payable of $3.2 million partially offset by increases in accounts receivable of $23.1 million, and inventories of $12.7 million,. Cash provided by operating activities for the nine months ended December 31, 1998 was $7.4 million. The cash provided by operating activities during this period was primarily attributable to an increase in accounts payable and accrued liabilities of $7.1 million, increases in taxes payable of $2.0 million, and net income of $9.6 million. These increases were partially offset by increases in accounts receivable of $7.3 million and inventories of $6.1 million.

     The $133.1 million of cash used by investing activities for the nine months ended December 31, 1999 was substantially related to the purchase of $40.0 million of capital equipment, primarily for use in our wafer fabrication facility, $28.6 million for the construction and outfitting of our new facility housing molecular beam epitaxy (MBE) wafer fabrication equipment, $13.0 million capitalized for the construction of our new corporate headquarters, $48.3 million for the purchase of short-term investments, $1.7 million capitalized as the result of our SAP implementation and $1.5 million to access silicon germanium fabrication technology from IBM. The $13.6 million of cash used by investing activities for the nine months ended December 31, 1998 was primarily related to expenditures associated with the construction of our first GaAs HBT wafer fabrication facility and general corporate capital equipment requirements.

     The $4.2 million of cash used by financing activities for the nine-month period ended December 31, 1999 related primarily to the repayment of capital lease obligations and increases in restricted cash associated with the financing of our new wafer fabrication facility. The $3.4 million of cash provided by financing activities for the nine-month period ended December 31, 1998 related primarily to the receipt of $10.0 million of proceeds from the exercise by TRW of a warrant covering 4,000,000 shares of common stock, partially offset by $2.8 million in repayment of capital lease obligations and an increase in cash restricted as part of the lease terms for our wafer fabrication facility.

     At December 31, 1999, we had total long-term capital commitments of $24.2 million, with $12.5 million relating to expansion of our first wafer fabrication facility and $11.7 million for general corporate requirements. The $12.5 million in long-term capital commitments relating to the wafer fabrication facility represents continued investment in the second phase expansion, as well as a portion of an expected additional $48.3 million investment to increase further wafer fabrication capacity that consisted of moving our MBE wafer starting equipment out of the facility to a new leased location, reconfiguring the space currently occupied by this equipment with additional wafer production equipment and hiring additional production personnel. We completed the move of our MBE equipment in October 1999 and are now producing MBE wafers from our new facility. We believe this additional investment in wafer fabrication capacity, which is expected to be completed by mid-2000, will bring our total wafer production capacity to approximately 50,000 wafers per year. We expect to fund this investment through a combination of existing cash on hand and capital leases.

     During the quarter ended September 30, 1999, we began construction of a second wafer fabrication facility. The full capacity output of the first phase of this facility is anticipated to be the equivalent of approximately 60,000 four-inch wafers and is projected to be completed and begin commencement of production wafers in late 2000. Construction for the first phase is currently on schedule. An anticipated second phase of construction, which is expected to be completed near the end of 2001, would increase the facility's total output to the equivalent of 210,000 four-inch wafers per year. The projected cost for this facility is approximately $110 million for the first phase and $140 million for the second phase. The funding for the first phase will come primarily from a synthetic lease arrangement that we entered into on August 13, 1999, as modified effective December 31, 1999. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, and a capital lease for tax purposes. At the end of the third quarter of fiscal year 2000, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of the personal property assets of the company. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or we may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either

     - the Eurodollar Rate plus margins varying from 150 basis points to 300 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

     - at our election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the ABR Rate plus margins varying from zero basis points to 75 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate). The Eurodollar Rate is a rate of interest determined under the lease documents by reference to one or more sources for the London interbank offered rate or LIBOR. The ABR Rate is a rate of interest determined under the lease documents equal to the greater of (a) the prime lending rate of the primary lender or its successor (as determined under the lease documents) or (b) the federal funds effective rate (as determined under the lease documents) plus 0.5%.

     Additionally, state and local governments have awarded us a series of incentives in the form of property tax abatements in connection with our investment in wafer fabrication and other facilities that approximate $5.5 million payable over a one- to four-year period. We expect to use these incentives to offset infrastructure and other capital costs associated with our expansion activities.

     During the quarter ended December 31, 1999, we began construction of an integrated RFIC test facility. The purpose of this facility is to ensure that we have adequate capacity to test all the products we sell. This facility will be completed in phases as the need for capacity arises due to increases in production of our products. The projected cost for the initial phase of this project is expected to be approximately $7.5 million in upfit costs of a leased facility and $13.0 million in equipment. The upfit of the leased facility is currently expected to be complete by the end of the second quarter of fiscal year 2001. The equipment will be added over time as the need for test capacity develops and the expenditure of the $13.0 million is currently expected to be completed by middle of fiscal year 2002. If we add more capacity to this facility we will purchase additional test equipment, but we currently have no definitive plans to do so. We expect to fund this investment through a combination of cash on hand and under capital leases.

     We currently have eight capital lease facilities with four equipment financing companies under which we have financed the cost of capital equipment and leasehold improvements associated with our first wafer fabrication facility. We have financed an aggregate of $23.4 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest factors ranging from 8.6% to 11.1%. At December 31, 1999, the minimum future lease payments under these leases (excluding interest) were $13.8 million.

     In November 1999, we expanded our license arrangements with TRW in order to use this GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wire applications. In consideration for this expanded license, we granted TRW two warrants for the purchase of shares of our common stock. The first warrant is for 250,000 shares of common stock and is exercisable after December 31, 2000 and expires on June 30, 2001. The second warrant is for 500,000 shares of common stock and is exercisable after December 31, 2000 and expires on December 31, 2001, but will become null and void if we fail to achieve of certain annualized sales milestones. The value of these warrants has been estimated to be $10.0 million, which represents the cost of our right to use TRW's technology for these new applications. Accordingly, a related intangible asset has been recorded on our balance sheet. Amortization of this intangible asset will commence when we begin shipping products in production volumes that were developed under this expanded license.

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

YEAR 2000 ISSUES

     Prior to January 1, 2000, we evaluated all of our internal software and current products against Year 2000 concerns. We also completed a project to upgrade all internal software and to conduct testing on both our information technology systems and our other equipment and machinery to further ensure that all aspects of our business would be Year 2000 compliant. These procedures have not had any material effect on our customers and have not required any material expenditure or other material diversion of resources.

     Prior to January 1, 2000, we also contacted substantially all parties with which we have material relationships, including TRW and Nokia and our other material customers and suppliers, to try to determine their Year 2000 preparedness and to analyze the risk to us if they had significant business interruptions because of Year 2000 noncompliance. Based on this survey, we concluded that these parties were either substantially Year 2000 compliant or that any noncompliance would not have a material effect on our operations. To date, Year 2000 impacts on third parties have not materially affected our business, financial condition or operations, although we intend to continue to monitor third-party preparedness throughout the Year 2000 transition period.

     As of the date of this filing, February 8, 2000, we have not experienced any interruptions in our business or operations as a result of Year 2000 issues. However, disruptions associated with Year 2000 issues may not be readily apparent and could arise later in the calendar year. We will continue to monitor these issues closely.

     Our total cost related to the Year 2000 issue is approximately $150,000, which has been included in our information technology expense budget. As of December 31, 1999, this project was essentially complete, except as noted above. To date, there have been no material deferments of other information technology projects resulting from the work taking place on our Year 2000 program.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities

     On November 15, 1999, we issued two warrants to TRW Inc. in consideration for the grant by TRW to us of a nonexclusive license to utilize TRW's GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wired communication applications. These warrants have an aggregate value of $10.0 million, which represents the cost of our right to use TRW's technology for these new applications.

     The first warrant entitles TRW to purchase up to 250,000 shares of our common stock. It is exercisable at any time after December 31, 2000 and expires on June 30, 2001. The second warrant entitles TRW to purchase up to 500,000 shares of our common stock. It becomes exercisable at any time after December 31, 2000 and expires December 31, 2001, except that this warrant will not become exercisable, and will be forfeited, unless we reach a defined annualized sales target of products through use of our expanded license rights. The exercise price of both warrants is equal to 75% of the average closing prices of our common stock during the ten trading days immediately preceding December 31, 2000.

     We issued these warrants in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, based on the sophistication of the purchaser and the nature of this arm's-length negotiated transaction.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit 4.1    --   Warrant No. 99-1, dated November 15, 1999, for the purchase of up to 250,000 shares of common stock.
Exhibit 4.2    --   Warrant No. 99-2, dated November 15, 1999, for the purchase of up to 500,000 shares of common stock.*
Exhibit 10.1   --   Lease Agreement, dated November 5, 1999, between Highwoods
                    Realty Limited Partnership and RF Micro Devices, Inc.
Exhibit 10.2   --   License Agreement, dated November 15, 1999, between TRW Inc.
                    and RF Micro Devices, Inc.
Exhibit 10.3   --   Cooperation Agreement, dated November 15, 1999, between TRW
                    Inc. and RF Micro Devices, Inc.
Exhibit 10.4   --   1997 Key Employees Stock Option Plan of RF Micro Devices,
                    Inc., as amended.
Exhibit 10.5   --   1999 Stock Incentive Plan of RF Micro Devices, Inc., as
                    amended.
Exhibit 10.6   --   Stock Option Agreement, dated October 27, 1998, between RF
                    Micro Devices, Inc. and Walter H. Wilkinson, Jr., as
                    amended.
Exhibit 10.7   --   Stock Option Agreement, dated October 27, 1998, between RF
                    Micro Devices, Inc. and Albert E. Paladino, as amended.
Exhibit 10.8   --   Stock Option Agreement dated October 27, 1998, between RF
                    Micro Devices, Inc. and Erik H. van der Kaay, as amended.

Exhibit 10.9   --   Amended, Restated and Replacement Participation Agreement,
                    dated as of December 31, 1999, among RF Micro Devices, Inc., as the Construction Agent and as the Lessee; First Security
                    Bank, National Association, not individually, except as
                    expressly stated therein, but solely as the Owner Trustee
                    under the RFMD Real Estate Trust 1999-1; the Various Banks and Other Lending Institutions Which Are Parties Thereto
                    from Time to Time, as the Holders; the Various Banks and
                    Other Lending Institutions Which Are Parties Thereto from
                    Time to Time, as the Lenders; and First Union National Bank,
                    as the Agent for the Lenders and respecting the Security
                    Documents, as the Agent for the Lenders and the Holders, to
                    the extent of their interests.
Exhibit 10.10  --   Amended, Restated and Replacement Lease Agreement, dated as of December 31, 1999, between First Security Bank, National
                    Association, not individually, but solely as the Owner
                    Trustee under the RFMD Real Estate Trust 1999-1, as Lessor, and RF Micro Devices, Inc., as Lessee.
Exhibit 10.11  --   Amended, Restated and Replacement Credit Agreement, dated as of December 31, 1999, among First Security Bank, National
                    Association, not individually, except as expressly stated
                    therein, but solely as the Owner Trustee under the RFMD Real
                    Estate Trust 1999-1, as the Borrower; the Several Lenders
                    from Time to Time Parties thereto; and First Union National
                    Bank, as the Agent.
Exhibit 27.1   --   Financial Data Schedule

---------------

* We have requested that a portion of this exhibit be given confidential treatment.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three months ended December 31, 1999.

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

                                          RF Micro Devices, Inc.

                                                 /s/ DAVID A. NORBURY
                                          --------------------------------------
                                                     David A. Norbury
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Dated: February 8, 2000
                                              /s/ WILLIAM A. PRIDDY, JR.
                                          --------------------------------------
                                                  William A. Priddy, Jr.
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: February 8, 2000