Form 10-Q/A
period 1999-12-25
RF MICRO DEVICES INC
filed 2000-02-15
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                                Amendment No. 1

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

                                EXPLANATORY NOTE

     We are amending our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 to correct a printer error that appears in the table on page 10 of this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." In this table, the percentages of revenues for "Total Operating Costs and Expenses" for the three months ended December 31, 1998 (indicated as 74.8% in the original report) and the nine months ended December 31, 1999 (indicated as 83.2% in the original report) were mistakenly transposed; in fact, total operating costs and expenses represented 83.2% of revenues for the three months ended December 31, 1998 and 74.8% of revenues for the nine months ended December 31, 1999. The error occurred when the printers' conversion software did not accurately convert the financial numbers in the file we supplied to the printers. Set forth below is page 10 of our Form 10-Q with this error corrected.

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

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    1999           1998           1999           1998
                                                ------------   ------------   ------------   ------------
Revenues......................................     100.0%         100.0%         100.0%         100.0%
Operating costs and expenses:
  Cost of goods sold..........................      51.3           64.9           53.9           66.7
  Research and development....................      12.4            9.1           11.0           10.1
  Marketing and selling.......................       7.4            6.5            6.7            7.7
  General and administrative..................       3.6            2.7            3.2            3.2
                                                   -----          -----          -----          -----
          Total operating costs and
            expenses..........................      74.7           83.2           74.8           87.7
Income from operations........................      25.3           16.8           25.2           12.3
Other income (expense), net...................       1.1            (.5)           1.5            (.3)
                                                   -----          -----          -----          -----
Income before income taxes....................      26.4           16.3           26.7           12.0
Income tax expense............................      (9.3)          (2.8)          (9.4)          (2.0)
                                                   -----          -----          -----          -----
Net income....................................      17.2%          13.5%          17.4%          10.0%
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

                                          RF Micro Devices, Inc.

                                                 /s/ DAVID A. NORBURY
                                          --------------------------------------
                                                     David A. Norbury
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Dated: February 15, 2000
                                              /s/ WILLIAM A. PRIDDY, JR.
                                          --------------------------------------
                                                  William A. Priddy, Jr.
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Dated: February 15, 2000