Form 10-K
period 2000-03-25
RF MICRO DEVICES INC
filed 2000-06-23
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 25, 2000

                         COMMISSION FILE NUMBER 0-22511

                             RF MICRO DEVICES, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                     56-1733461
        (State or other jurisdiction of                           (IRS Employer
        incorporation or organization)                         Identification No.)

              7628 THORNDIKE ROAD                                  27409-9421
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,927,804,406 as of June 19, 2000. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 80,475,096 shares of the registrant's common stock outstanding as of June 19, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement with respect to the 2000 annual meeting of shareholders of the registrant have been incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes" and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, risks associated with our operation of a wafer fabrication facility and construction of a second facility, our ability to manage rapid growth, variability in our production yields, constraints in our manufacturing capacity, our dependence on a limited number of customers and our dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled "Business - Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

     We use a 52 or 53 week fiscal year ending on the Saturday closest to March 31 of each year. Each of the 1998, 1999 and 2000 fiscal years was a 52-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Annual Report on Form 10-K (including the Financial Statements and Notes thereto), we describe each fiscal year as having ended on March 31 and each of the first three quarters of each fiscal year is described as having ended on June 30, September 30 and December 31.

     Where appropriate, we have adjusted references in this Annual Report on Form 10-K to prices and share numbers of our common stock to reflect two 2-for-1 stock splits. The first split was effected in the form of a 100% share dividend payable on March 31, 1999 to record holders of common stock on March 17, 1999, and the second split was effected in the form of a 100% share dividend payable on August 18, 1999 to record holders of common stock on August 2, 1999.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We design, develop, manufacture and market radio frequency integrated circuits, or RFICs, for rapidly growing wireless communications products and applications. Our products are included in cellular and PCS phones, cordless phones, wireless local area networks, wireless local loop handsets, industrial radios, wireless security systems and remote meter readers. The majority of our revenue is derived from sales of RFICs designed for cellular and PCS phones. We offer a broad array of products -- including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment. These RFICs perform the transmit and receive functions that are critical to a phone's performance.

     We currently design products using four semiconductor process technologies: gallium arsenide heterojunction bipolar, silicon bipolar transistor, silicon germanium and gallium arsenide MESFET. Generally speaking, gallium arsenide, or GaAs, products offer better electrical performance while silicon-based products are less expensive. Original equipment manufacturers, or OEMs, try to maximize tradeoffs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements. We call this approach to business Optimum Technology Matching(R).

     We design most of our GaAs products using a type of transistor called a heterojunction bipolar transistor, or HBT. We believe that our GaAs HBT RFICs have significant advantages in the areas of linearity, efficiency and size. Because of the importance of design to many of our parts and the strength of our GaAs HBT technology, we are a single-sourced supplier to many customers. Our products are purchased by leading OEMs such as Nokia Mobile Phones Ltd., LG Information & Communications, Ltd., Samsung Electronics Co., Ltd, Motorola, Inc., Bosch Telecom, Inc., NEC Corp., Kyocera America, Inc. and Ericsson Mobile Communications. We also recently announced an alliance with QUALCOMM Inc. to provide advanced power amplifiers for the Code Division Multiple Access, or CDMA, digital wireless communications market.

     TRW Inc., which is our largest shareholder, has granted us a license (in exchange for shares of our common stock) to use its GaAs HBT process to design and manufacture products for commercial wireless applications. TRW manufactured all of our GaAs HBT products before September 1998. We now manufacture the majority of our GaAs HBT products under this license at our own manufacturing facility, but we will continue to purchase GaAs HBT products from TRW at least until December 31, 2000. As of March 31, 2000, TRW owned 11.9 million shares or about 15% of our common stock.

INDUSTRY BACKGROUND

     The wireless communications industry has grown rapidly over the past decade as cellular, paging, PCS and other services have become more widely available and affordable. Technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum have helped cause this growth worldwide. Technological advances have also led to the development of competing wireless communications services, the establishment of wireless applications such as second-generation digital cordless telephony, wireless LANs, WLL, wireless security and remote meter reading, and the emergence of third generation services that offer the prospect of even higher data access speeds, multimedia capabilities, simultaneous access to multiple services and true global roaming. As wireless usage grows, wireless service providers continue to improve the quality and function of the services they offer and seek to offer greater bandwidth for more capacity.

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

     The wireless communications markets have many different air interface signal transmission standards in different parts of the world, including digital standards, such as Global System for Mobile Communications, Time Division Multiple Access and CDMA, analog standards, such as Advanced Mobile Phone Service and Total Access Communications Systems, and certain hybrid standards. For PCS, the FCC has approved seven different air interface standards. The handsets designed for each air interface standard generally require unique RF and baseband integrated circuit solutions that must be designed to meet the demands of subscriber equipment users for greater functionality, smaller and lighter equipment, longer battery life and better security, all at reduced costs. As a result of these technical challenges and end user demands, it has become increasingly difficult for OEMs of subscriber equipment to develop and supply all the required components in a timely and cost-effective manner. This has caused some OEMs to rely increasingly on third party value-added technology providers that have the component and systems level expertise to design and the production capacity to supply these solutions. In addition, because new entrants to the wireless subscriber equipment market, such as large consumer electronics companies, tend to be less vertically integrated than established OEMs, they must rely even more on third party suppliers. This technology outsourcing trend is particularly evident in the RF segment of the equipment due to the scarcity of RFIC engineers and the design complexity of the technology.

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

     Our GaAs HBT products include power amplifiers and small signal devices that have been designed into advanced subscriber handsets manufactured by leading OEMs such as Nokia, LGIC, Samsung, Motorola, Bosch, NEC, Kyocera and Ericsson. In addition to the advantages that GaAs provides over silicon in terms of speed, efficiency and the ability to operate at high frequencies, we believe that GaAs HBT components offer benefits over GaAs MESFET devices in comparable applications in a number of ways, including efficiency, linearity, size and complexity.

STRATEGY

     Our goal is to be the leading worldwide supplier of RFICs for a broad range of commercial wireless applications. To meet this goal, we have developed a focused strategy. The key elements are:

     - Continue to Expand Manufacturing Capacity. We have completed construction of an approximately 64,000 square foot fabrication facility and have been fabricating our own GaAs HBT wafers since September 1998. The facility currently has a maximum capacity of approximately 35,000 wafers per year, and we are in the process of completing a capacity expansion that we believe will increase its total annual potential output to 60,000 wafers by December 31, 2000. We also began construction of a second, 128,000 square foot wafer fabrication facility in September 1999 at a site near our first facility. Operating our own GaAs HBT wafer fabrication facility has improved our ability to respond to customer demand for GaAs HBT products and is providing us with greater opportunities to enhance product and process quality and reliability. We believe that our future success depends heavily upon our ability to maintain and expand our manufacturing capacity.

     - Offer a Wide Range of RF Products. We offer a full line of products that include power amplifiers, low noise amplifiers/mixers, quadrature modulators/demodulators and single chip transceivers. For cellular and PCS applications, we offer products addressing virtually all of the analog and digital air interface standards. Our design engineering staff has developed proprietary design and fabrication modeling techniques and tools to enable us to deliver state-of-the-art integrated circuit designs that meet our customers' stringent technical specifications. In response to customer requests, we are also offering RFICs in a "module" package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as capacitors, inductors and resistors, that are commonly incorporated into end-user devices. We are assembling and packaging these modules both in-house and through one of our packaging vendors. Developing this module product capability has presented and continues to present us with a variety of challenges in the areas of technical ability, maintenance of component supply and production, and testing line processes. However, we believe this is a necessary step for us to remain competitive in our industry.

     - Maintain Diversification in Process Technologies. We believe that we are the only provider of RFICs in commercial volumes that is able to design products in four distinct process technologies -- GaAs HBT, GaAs MESFET, silicon BiCMOS and silicon germanium. We believe that our GaAs HBT expertise allows us to deliver high efficiency, high performance components such as linear power amplifiers and low noise amplifiers to the wireless communications markets. While attempting to leverage our GaAs HBT capabilities, we also intend to continue to expand our line of silicon-based RFICs and to maintain or increase the portion of overall revenue attributable to sales of silicon products. As a part of this strategy, in March 1998, we entered a multi-year agreement with International Business Machines Corporation that provides for expanded development, manufacture and sale of custom RFICs by us using IBM's advanced Blue Logic silicon process technology. We have developed more than 62 RFICs using silicon based technology, and revenues represented by sales of silicon based technology products have increased from $5.2 million in fiscal 1998 to $15.0 million in fiscal 1999 and $27.2 million in fiscal 2000. Also, in January 1999, we expanded our relationship with IBM to add access to IBM's silicon germanium foundry services, and we are now also designing and selling products using this technology.

     - Focus Primarily on Wireless Markets. Since RFMD's formation in 1991, we have focused our efforts almost exclusively on the design, development, manufacture and sale of RFICs to participants in the commercial wireless markets. We have developed and sold integrated circuits for a broad range of applications within these markets, including cellular and PCS, cordless telephony, industrial radios, wireless LANs, WLL, wireless security and wireless utility meter reading. Our customers include some of the leading OEMs, including Nokia, LGIC, Samsung, Motorola, Bosch, NEC, Kyocera and Ericsson. Also, on February 28, 2000, we announced that we had entered into an alliance with QUALCOMM Inc. to provide advanced power amplifiers for the CDMA market. Despite our focus on wireless markets, we also evaluate other markets and will attempt to enter them if the opportunity presents itself. In November 1999, for example, we expanded our GaAs HBT license arrangement with TRW to include products for commercial coaxial and other non-fiber wire applications, and we have begun designing products for these markets.

     - Maintain Balanced Product Mix. We strive to maintain a balance between custom and standard products. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products normally are manufactured on an exclusive basis for the originating customer for an agreed period of time. Once exclusive production is over, we attempt to move custom products quickly into the standard product category in order to broaden our customer base and leverage our design and product development expenditures.

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

  Other Wireless Markets

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

  Wire Applications

     We pursue opportunities to leverage the technological advantages of our RF components by identifying applications in other markets. In November 1999, we expanded our license arrangements with TRW in order to use its GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wire applications such as cable modems, set-top converter boxes, television tuners and products for the digital subscriber line market, and we have begun designing such products. We also market various GaAs HBT and MESFET components for satellite and microwave communications applications, and certain of our components, such as gain blocks and attenuators, are used for instruments and in other non-wireless applications.

MANUFACTURING, PACKAGING AND TESTING

     Our manufacturing cycle consists of semiconductor wafer fabrication, assembly and packaging, and final product testing. We began manufacturing GaAs HBT products at our wafer fabrication facility in September 1998 and also use independent foundries to manufacture our products. We currently use two independent foundries to supply our silicon-based product requirements and one independent foundry to supply our GaAs MESFET devices. We also purchase a portion of our GaAs HBT wafers from TRW. Although our first wafer fabrication facility is operational, we will continue to rely on independent foundries for the manufacturing of a significant portion of our products for the foreseeable future. This reliance involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs.

     Our first wafer fabrication facility, located in Greensboro, North Carolina, occupies approximately 64,000 square feet and includes a clean room of approximately 16,300 square feet. During fiscal 2000, our wafer fabrication facility accounted for $180.5 million in sales, or 62.5% of our total revenues. The facility currently has a maximum capacity of approximately 35,000 wafers per year, and we are in the process of completing a capacity expansion that we believe will increase its total annual potential output to 60,000 wafers by December 31, 2000.

     We began construction of a second, 128,000 square foot wafer fabrication facility in September 1999 at a site near our first facility. The estimated capacity for the first phase of this facility, projected for completion in late calendar 2000 at a cost of $140 million, will be 60,000 four-inch wafers per year. We plan to increase this new facility's capacity with a second phase of construction designed to increase the facility's total output to the equivalent of 210,000 four-inch wafers per year and budgeted at $180 million.

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

     We currently use six vendors located in Asia and one vendor located in the United States to package and assemble our products. All of these vendors are certified to applicable ISO 9000 series specifications, which means that their operations have in each case been determined by independent examiners to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.

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

     In addition to using independent packaging vendors, we are assembling and packaging in-house certain RFICs in a "module" package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as capacitors, inductors and resistors, that are commonly incorporated into end-user devices. We had not previously packaged any type of RFIC on a commercial basis, and this vertical expansion of our business has necessitated significant investment in equipment and additional personnel and is requiring us to develop expertise in new production techniques that are significantly different from RFIC fabrication processes. To date, we have spent approximately $6.9 million in developing our in-house module packaging capability and have budgeted an additional $16.8 million for expenditures in fiscal year 2001.

PRODUCTS AND APPLICATIONS

     We offer a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom orders are normally manufactured on an exclusive basis for a negotiated period. Once exclusivity periods expire, we attempt to convert custom products into standard products to broaden our customer base and leverage our design and product expenditures. At March 31, 2000, we offered 323 products. Below is a list of our current products by category, the number of products in each category, the semiconductor process technology used to fabricate these products and the types of OEM devices into which these products are incorporated.

-----------------------------------------------------------------------------------------------------------------
      PRODUCT CATEGORY                       FABRICATION TECHNOLOGY                        END USER DEVICE
-----------------------------------------------------------------------------------------------------------------
                                  SILICON         GAAS MESFET         GAAS HBT
-----------------------------------------------------------------------------------------------------------------
 Power Amplifiers                    1                 -                139         - Cellular and PCS handsets
                                                                                    - Cordless phones
                                                                                    - Industrial radios
                                                                                    - CATV line amplifiers
-----------------------------------------------------------------------------------------------------------------
 Quadrature                          14                7                 3          - Cellular and PCS handsets
   Modulators/                                                                      - Cellular and PCS
   Demodulators                                                                       base stations
                                                                                    - Cordless phones
                                                                                    - Wireless LAN cards
-----------------------------------------------------------------------------------------------------------------
 Low Noise                           26                8                 47         - Cellular and PCS handsets
   Amplifiers/Mixers                                                                - Cordless phones
                                                                                    - Wireless security
-----------------------------------------------------------------------------------------------------------------
 IF Components                       10                -                 4          - Cellular and PCS handsets
                                                                                    - Cordless phones
                                                                                    - Industrial radios
-----------------------------------------------------------------------------------------------------------------
 Gain Blocks                         3                 2                 18         - Cellular and PCS handsets
                                                                                    - Cordless phones
                                                                                    - Instruments
-----------------------------------------------------------------------------------------------------------------
 Transmitters,                       26                -                 8          - Wireless meter
   Receivers, VCOs and                                                                reading
   Transceivers                                                                     - Cordless phones
                                                                                    - Keyless car locks
                                                                                    - Monitoring devices
                                                                                    - Interactive toys
-----------------------------------------------------------------------------------------------------------------
 Attenuators                         -                 4                 3          - Cellular and PCS handsets
                                                                                    - PCS base stations
                                                                                    - Instruments
-----------------------------------------------------------------------------------------------------------------

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

CUSTOMERS

     The following list identifies, by market, our customers that have placed cumulative orders of greater than $100,000 in the 12 months ended March 31, 2000.


---------------------------------------------------------------------------------------------------------------
    CELLULAR/PCS HANDSETS                    CELLULAR/PCS BASE STATIONS      OTHER WIRELESS APPLICATIONS
---------------------------------------------------------------------------------------------------------------
    Nokia Mobile Phones Ltd.                 Ericsson, Inc.                  Lucent Technologies Inc.,
    Motorola Inc.                            Motorola Inc.                   SpectraLink Corp.
    Bosch Telecom, Inc.                      Lucent Technologies Inc.        Hexagram, Inc. (Cordless
    LG Information & Communications, Ltd.    Spectrian Corp.                 Telephones)
    NEC Corp.                                Dovatron (a division of         Motorola Inc., Celestica, Inc.
    Hyundai Electronics Industries Co.,      Flextronics International       (Paging; Industrial Radios)
    Ltd.                                     Ltd.)                           Alcatel Network Systems
    Samsung America Inc.                     GSS Array Technology Public     (Point to Point Radio)
    Appeal Telecommunications Co. Ltd.       Co. Ltd.                        Hoshing Telecom Ltd.
    Kyocera America, Inc.                    MicroElit S.P.A.                (Child Locators)
    Telson Electronics Co., Ltd.             Optical Microwave Networks,     Digital Security Controls Ltd.
    Denso Wireless Communications Co., Ltd.  Inc.                            (Wireless Security)
    PanTech Engineering Corp.                Qtron, Inc.                     Research In Motion Ltd.
    Acer Peripherals, Inc.                   TRL Technologies, Inc.          (Paging)
    Eagletron Telecommunications Ltd.        -----------------------------   Sensus Technologies, Inc.
    GVC Corporation                          WIRELESS DATA                   (Meter Reading)
    Hutel Inc.                               -----------------------------   TRL Technologies, Inc.
    Hyper Tech                               Lucent Technologies, Inc.       (Repeater; Auto)
    Maxon America, Inc.                      Motorola Inc.                   Mattel Vendor Operations
    MicroElit S.P.A.                         Anatronic S.A.                  Asia Ltd. (Toys)
    Mitsubishi Consumer Electronics, Inc.    Celestica Asia Inc.             Label S.A. (Security)
    NIXXO Standard Telecomm Co., Ltd.        Hitachi America, Ltd.           Hyper Tech (Handsets;
    SAGEM Groupe                             Natsteel Electronics, Ltd.      Satellites; WLL)
    SEWON Telecom Ltd.                       Optical Microwave Networks,     Hughes Network Systems
    SK Telecom Co., Ltd.                     Inc.                            (Satellite; Military)
    SMTEK International, Inc.                Senao International Co., Ltd.   Anatronic S.A.
    Solectron Washington, Inc.               Tellabs Operations, Inc.        (Point-to-Point
    Trinity Communications Inc.                                              communications; Satellite;
                                                                             CATV)
                                                                             Dewell Elecom Inc. (Paging)
                                                                             California Amplifier, Inc.
                                                                             (Point-to-point
                                                                             communications)
---------------------------------------------------------------------------------------------------------------

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

     Pursuant to separate agreements resulting from our arrangement with Nokia, we have developed a number of RFICs and supplied them to Nokia in commercial quantities. During fiscal 2000, sales to Nokia were approximately $169 million, representing approximately 59% of our revenue.

     Our agreement in principle with TRW and Nokia can be terminated without penalty by any of the parties for any reason. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue.

     On February 28, 2000, we announced that we had entered into an alliance with QUALCOMM to provide advanced power amplifiers for the CDMA market. Initially, we have agreed with QUALCOMM to cooperate on the development of CDMA power amplifiers for inclusion in present and future QUALCOMM CDMA chipsets. Future development may include other RFICs for the CDMA market.

     Although we cannot provide any assurances, we believe this joint development, using the expertise of both companies, will yield products that will provide higher levels of integration and, with advanced packaging technology, enable handset manufacturers to produce phones with smaller form factors and increased talk-time. Under this agreement, QUALCOMM will market and sell the jointly developed CDMA power amplifiers using our wafer foundry for manufacturing. QUALCOMM will provide the necessary software and system development tools to enable faster development cycles for manufacturers using these jointly developed power amplifiers.

SALES AND MARKETING

     We sell our products worldwide directly to customers as well as through a network of 17 domestic sales representative firms and 14 foreign sales representative firms. One sales representative firm, Jittek, accounted for about 18% of our revenue during fiscal 2000. We select our domestic and foreign representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives to keep them knowledgeable of our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. In June 1999, we opened a small sales office in the United Kingdom to enhance our ability to serve our European customers, and in April 2000 we established a sales and support team in Taiwan. During fiscal 2000, we have been increasing our internal sales force to enable us to provide a greater level of direct customer support and the ability to deepen our strategic relationships, and we expect that trend to continue.

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

     In November 1999, we expanded our license with TRW to permit us to use TRW's GaAs HBT technology also to manufacture products for commercial coaxial and other non-fiber wire applications. In consideration for this expanded license, we granted TRW two additional warrants for the purchase of shares of our common stock. The first is for 250,000 shares of common stock and is exercisable after December 31, 2000 and expires on June 30, 2001. The second warrant is for 500,000 shares of common stock and is exercisable after December 31, 2000 and expires on December 31, 2001, but will become null and void if we fail to achieve certain annualized sales milestones. The exercise price of these warrants will be the average closing price of our common stock in the last 10 trading days before December 31, 2000 multiplied by 0.75. The value of these warrants has been estimated to be $10.0 million, which represents the cost of our right to use TRW's technology for these new applications. TRW also agreed to maintain ownership of at least 7,941,161 shares of RFMD common stock (10% of the shares then outstanding) until at least May 1, 2001.

     Under the terms of the supply agreement, we have agreed to purchase from TRW, and TRW has agreed to sell to us, certain minimum quantities of three-inch GaAs HBT processed wafers and four-inch GaAs epitaxial wafer starting material until December 31, 2000. We are currently evaluating whether to extend this agreement.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused primarily on the development of new integrated circuit products, and also at improving manufacturing processes and yields. At March 31, 2000, there were 230 persons in our research and development organization. Because of the relative scarcity of RFIC design engineers, we have decided to locate some of our design personnel outside of our Greensboro, North Carolina headquarters. During fiscal 2000, we opened design centers in Scotts Valley, California, Cedar Rapids, Iowa, Chandler, Arizona and Boston, Massachusetts that are currently staffed by a total of 53 engineers, and we anticipate that we may open additional RFIC design centers in other locations during fiscal 2001.

     Our circuit design staff is continually developing RFIC design solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating test RF circuits under emerging semiconductor process technologies to augment our Optimum Technology Matching(R) program and to meet our customers' future wireless equipment needs.

     In fiscal 1998, 1999 and 2000, we incurred approximately $8.8 million, $14.2 million and $33.3 million, respectively, in research and development expenses. We do not separately account for RFMD-sponsored and customer-sponsored research and development expenses.

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

COMPETITION

     Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. We have begun to experience competition for GaAs HBT products and we may face future competition from companies that have or develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their own requirements. Our primary competitors include Conexant Systems, Inc., Fujitsu Limited, Hitachi Ltd., Matsushita Communication Industrial Co., and Philips N.V.

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

INTELLECTUAL PROPERTY

     It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own two U.S. patents for GaAs HBT power amplifiers, both of which were issued in 1997 and will expire in 2015. Numerous additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents or will infringe upon intellectual property rights of others. It is also possible that a court will find the issued patents invalid or unenforceable under numerous legal principles relating to prior art disclosures or inequitable conduct before the U.S. Patent and Trademark Office.

     We have numerous trademark registrations and applications pending in the United States and throughout the world. We seek registrations for our primary trademarks, servicemarks and trade names; however, others may have trademark rights superior to ours in certain jurisdictions, and in some instances our designations may not be viewed as sufficiently distinctive to warrant exclusive trademark protection. We believe that we have the right to use our selected designations, and that these designations are distinctive and capable of trademark protection. Nevertheless, if our marks are successfully challenged on these bases, it is possible that we will not be permitted to operate in a jurisdiction under our trademark, servicemark or trade name or that we will not have the exclusive right to use these designations.

     We rely also upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. However, we cannot be sure that these types of agreements will effectively prevent unauthorized disclosure of our confidential information, that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

     While we have not been involved in any patent litigation, we cannot be sure that third parties will not assert claims against us, our customers or TRW with respect to existing and future products. Any litigation to determine the validity of any third party's claims could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless industry is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms. We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued United States patents. On these occasions, we attempt to investigate thoroughly the underlying issues and determine whether design changes or patent licenses are appropriate. To date, we have not entered into patent licenses of this nature.

BACKLOG

     At March 31, 2000, our backlog was approximately $108.9 million, compared to approximately $64.6 million at the end of fiscal 1999. We include in backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

     At March 31, 2000, we had 817 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, RFIC design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

     - the ability of third party foundries and assemblers to manufacture and assemble our products in a timely and cost-effective manner that meets our customers' requirements;

     - unexpected poor line, assembly or test yields for our products;

     - our ability to expand our production of GaAs HBT wafers at our wafer fabrication facility;

     - our ability to complete the construction of our second wafer fabrication facility and to bring it into operation;

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

  We Face Challenges Managing Rapid Growth.

     We are experiencing a period of significant growth that will continue to place a great strain on our management and other resources. We have grown from 133 employees on March 31, 1997 to 817 employees on March 31, 2000. To manage our growth effectively, we must:

     - implement and improve operational and financial systems;

     - coordinate the construction, upfit and expansion of our physical facilities in multiple locations;

     - expand our presence in international locations;

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

  We Face Risks Associated with Our Wafer Fabrication Facility Construction and Operation Activities.

     Developing, expanding and exploiting our own GaAs HBT manufacturing capacity has been and continues to be a key element of our overall business strategy. In June 1998, we completed the first phase of a 64,000 square foot GaAs HBT wafer fabrication facility located in Greensboro, North Carolina, and we are currently working on an expansion of the facility's capacity. In addition, in September 1999, we began construction on a second wafer fabrication facility at a nearby site.

     We began commercial shipments of products from our first facility in September 1998. Production from the facility has gradually increased since then, and we expect it to continue to increase into fiscal 2001. As we increase production at this facility, we must qualify each new RFIC design with our customers. As parts are brought into production, we must maintain our cycle times and our line yields, assembly yields and test yields in order to reach our manufacturing goals. A number of factors will affect the future success of this facility, including the following:

     - our ability to qualify new products in a timely manner;

     - demand for our products;

     - our manufacturing cycle times;

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

     The capacity expansion that we are currently undertaking has involved moving our MBE wafer starting equipment out of the facility to a new leased location, reconfiguring the space formerly occupied by this equipment with additional wafer production equipment and hiring additional production personnel. We currently expect the facility to be capable of its maximum output of approximately 60,000 four-inch wafers per year by December 31, 2000. Capacity expansion activities like this are subject to a number of risks, including the following:

     - unforeseen environmental or engineering problems;

     - unavailability or late delivery of process equipment;

     - work stoppages and delays; and

     - delays in bringing production equipment on-line.

     If we fail or are delayed in our efforts to expand this facility, it could have a material adverse effect on our business, financial condition and results of operations.

     The full capacity output of the first phase of our second GaAs HBT wafer fabrication facility is anticipated to be the equivalent of approximately 60,000 four-inch wafers. This facility is projected to begin production of wafers in late calendar year 2000. Construction for this first phase is currently on schedule. An anticipated second phase of construction, which is expected to be completed near the end of calendar year 2001, would increase the facility's total output to the equivalent of 210,000 four-inch wafers per year. The projected cost for this facility is approximately $140 million for the first phase and $180 million for the second phase.

     The construction of this facility is subject to various risks and conditions beyond our control, including:

     - inclement weather conditions;

     - unforeseen hazards or conditions that hinder, delay or increase the cost of development;

     - unavailability of building materials;

     - delays in receiving necessary governmental permits;

     - unavailability of manufacturing equipment; and

     - construction delays.

We therefore cannot be sure that we will be able to complete this construction by the time indicated above. A significant delay could have a material adverse effect on our business, financial condition and results of operations. Bringing this new fabrication facility on-line will be labor intensive, technically challenging, time consuming and logistically complex. It will require us to make significant investments of labor and capital. The major steps include:

     - facility design;

     - equipment and material specifications and sourcing;

     - clean room certification;

     - equipment installation; and

     - the hiring and training of skilled production personnel.

     Once the clean room is operational, we must transfer our manufacturing process and run test wafers until the manufacturing process is adjusted to the point where commercial production is feasible. Before production can commence, wafers must be qualified by individual customers on a component-by-component basis, even for products previously qualified at our first facility. While many of these steps must occur concurrently, other steps must occur after the achievement of certain milestones. Thus, the delay in one or more steps could materially delay the entire process.

     As a result, we cannot be sure that we will be able to implement successfully and in a timely manner our GaAs HBT processes at this facility or that we will be able successfully to produce GaAs HBT wafers at acceptable manufacturing yields or in a manner that allows us to offer GaAs HBT products from this facility at competitive prices. A failure or delay in our efforts to fabricate GaAs HBT wafers at acceptable manufacturing cycle times, yields, costs and quality and in volumes sufficient to satisfy customer demands could have a material adverse effect on our business, financial condition and results of operations.

  We Depend on a Few Large Customers.

     Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. For example, in fiscal 2000, our top five customers accounted for 79% of total revenue; in fiscal 1999, our top five customers accounted for 87% of our total revenue; and in fiscal 1998, our top five customers accounted for 70% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them.

     The identity and the predominance of our largest customers have varied significantly from year to year. During fiscal 2000, sales to Nokia accounted for 59% of our revenue. In fiscal 1999, sales to Nokia accounted for 73% of our revenue. In fiscal 1998, sales to Nokia accounted for 42% and sales to LGIC accounted for 13% of our revenue. In fiscal 1997, sales to QUALCOMM accounted for 32% and sales to Samsung accounted for 23% of our revenue.

     We typically manufacture custom products on an exclusive basis for one customer for a negotiated period of time. This factor, along with capacity constraints, makes it difficult for us to diversify our customer base. The concentration of our revenues with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

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

     - losses from broken wafers or other human error; and

     - defects in packaging.

     Because average selling prices for our products tend to decline over time and because many of our manufacturing costs are fixed, we are constantly trying to improve our manufacturing yields. For a given level of sales, when our yields improve, our gross margins improve; and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected. In the past, we have experienced difficulties in achieving acceptable yields on certain new products, and this has adversely affected our gross margins and our operating results. For example, during the fourth quarter of fiscal 1998, we took an unexpected charge of about $4.6 million to cover defective products that had packaging-related problems. We may experience similar problems in the future and we cannot predict when they may occur or their severity. These problems could significantly affect our future operating results.

  Our Operating Results Are Substantially Dependent on Demand for Our GaAs HBT Products.

     Although we design products using four distinct process technologies, a substantial portion of our revenue comes from the sale of GaAs HBT products. For example, during fiscal 2000, 89% of our revenue came from the sale of GaAs HBT products. We currently expect that this process concentration will continue. Our dependence on GaAs HBT products could ultimately hurt our operating results in the future. Competitors have begun to enter the market and offer their own GaAs HBT products, and direct competition with competitors with GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies are constantly being developed and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.

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

  Our Efforts to Develop Module Products Present Significant Challenges.

     In response to demands from OEMs, we are currently developing products that combine one or more integrated circuits with one or more passive components, such as capacitors, inductors and resistors, into a stand-alone module package. In addition to using an independent packaging vendor for these products, we are assembling and packaging some of these products in-house. We have not previously packaged any type of RFIC on a commercial basis, and this vertical expansion of our business requires significant investment in equipment and additional personnel. It also requires us to develop expertise in new production processes that are significantly different from RFIC fabrication processes.

     The manufacture of modules requires us to obtain passive components from third party suppliers, some of which may be difficult to obtain at times. To avoid shortages, we may be required to maintain significant inventories of these components and may be unable to pass these inventory costs on to our customers if they cancel orders for module products. Also, given the complexity of these products, developing a thorough method of testing modules once they have been assembled presents significant technical challenges.

     We began shipping commercial quantities of module units that we have packaged ourselves during the first calendar quarter of 2000. We cannot be sure, however, that we will successfully develop, implement and maintain this in-house packaging capability or that we will otherwise be able to meet the needs of our customers, including Nokia and QUALCOMM, for module products. This development effort has presented and continues to present many technical and logistical challenges, and if we are unsuccessful, our operating results could be adversely affected.

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

  We Depend Heavily on Our Relationship with Nokia.

     We have agreed in principle with TRW and Nokia to cooperate to develop and supply Nokia with RFICs manufactured using TRW's GaAs HBT processes. The arrangement contemplates that we will negotiate separate agreements with Nokia for each component. Also, we have agreed to give Nokia access to some of our RFIC technologies and to our GaAs HBT wafer fabrication facility, and Nokia has agreed to give us rights to bid for and supply Nokia's needs for certain RFICs. Under the separate agreements resulting from our arrangement with Nokia, we have developed a number of RFICs and supplied them to Nokia in commercial quantities. In fiscal 2000, sales to Nokia were about $169 million, or 59% of our revenue. In fiscal 1999, sales to Nokia were about $112 million, or 73% of our revenue. In fiscal 1998, Nokia sales were about $19 million, or 42% of our revenue.

     Our arrangement with Nokia and TRW can be ended without penalty by any of the parties for any reason. The arrangement does not obligate Nokia to purchase any additional products from us, and we cannot be sure that Nokia will remain a significant customer or that our relationship will continue. The loss of Nokia as a customer for any reason would have a material adverse effect on our operating results.

  We Depend on TRW for GaAs HBT Wafers and Technology.

     Although we manufacture GaAs HBT products at our own facility, we continue to rely on TRW as a supplier for GaAs HBT wafers. During fiscal 2000, $257.8 million of our revenue came from the sale of GaAs HBT products, of which $180.5 million was attributable to products produced at our facility.

     TRW has agreed to supply to us, and we have agreed to buy from TRW, certain minimum quantities of GaAs HBT wafers. These obligations continue until December 31, 2000. If TRW is unable to manufacture and deliver to us wafers in the quantities we need on a timely basis, our operating results could be adversely affected. We depend on our exclusive license from TRW for its GaAs HBT technology. If the license is terminated or if it were determined that this technology infringed on a third party's intellectual property rights, our operating results would be adversely affected. TRW made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else.

  We Depend Heavily on Third Parties.

     In addition to our purchase of GaAs HBT products from TRW, we use one independent foundry to manufacture our silicon-based products and one independent foundry to manufacture our GaAs MESFET products. The foundry that supplies our GaAs MESFET products is owned and operated by one of our competitors. Access to other foundries for GaAs products could be particularly difficult to obtain. We will remain dependent on a small number of independent foundries to manufacture our products on a timely basis, to achieve acceptable manufacturing yields and to offer us competitive pricing. The inability of these independent foundries to deliver our products on a timely basis, allocate us sufficient manufacturing capacity, achieve acceptable yields or offer us competitive pricing would have a material adverse effect on our operating results. We cannot be sure that we would be able to locate other foundries to make our products if we lost any of these sources of supply.

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

  We Operate in a Very Competitive Industry.

     Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. At least one of our competitors has GaAs HBT technology and other companies are developing GaAs HBT and new fabrication processes. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Any of them could develop products that compete with or replace ours. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. We expect competition to increase. This could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments would have an adverse effect on our operating results.

     Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors, including Conexant, Fujitsu, Hitachi, Matsushita, and Philips, have greater financial, technical, manufacturing and marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

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

  We Are Subject to Risks from International Sales and Operations.

     Sales to customers in South Korea accounted for about 18.1% of our revenue during fiscal 2000, about 13.3% of our revenue in fiscal 1999 and about 21.3% of our revenue in fiscal 1998. Although South Korean sales grew significantly during fiscal 2000, they decreased from prior periods during each of the last two quarters of the fiscal year. We believe this market remains unstable and we cannot predict how it will perform in the future.

     Sales to customers located outside the United States accounted for about 56% of our revenue in fiscal 2000, about 59% of our revenue in fiscal 1999 and about 50% of our revenue in fiscal 1998. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of our foreign sales are denominated in U.S. dollars, our products become less price competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.

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

  We Rely on Intellectual Property and Could Face Claims of Infringement.

     Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Although we do not believe this to be the case, it could be determined in the future that TRW or we are infringing someone's intellectual property rights. We cannot be sure that we could obtain licenses on commercially reasonable terms or that litigation would not occur if there were any infringement. If we were unable to obtain necessary licenses or if litigation arose out of infringement claims, our operating results could be adversely affected.

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

     During fiscal 2000, three of our new employees were named defendants in trade secret litigation in connection with our hiring of them. The former employers of these individuals asserted that, among other things, our hiring would lead to disclosure of those parties' trade secrets. Some of these claims have been dismissed, but others remain pending. We believe these claims are without merit, and that this litigation will ultimately be resolved in a satisfactory manner; however, we or our employees could be subject to similar claims and litigation in the future.

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

  TRW and Our Management Are Significant Shareholders.

     Our directors and executive officers and their affiliates (including TRW) beneficially own about 18.4% of RFMD's common stock. TRW, our largest shareholder, beneficially owns about 15% of the common stock and has agreed to maintain ownership of at least 7,941,161 shares of common stock through May 1, 2001. These shareholders thus can exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. TRW has agreed to refrain until June 6, 2002 from taking certain actions affecting control over us. If a third party offers to acquire all of our stock, however, TRW will have 30 days to make a counterproposal on the same or better terms and could require us to submit the proposal to a vote by our shareholders. This right could discourage a third party from offering to acquire all of our outstanding shares.

  Our Stock Price Is Subject to Volatility.

     The trading price of our common stock could be subject to wide fluctuations in response to quarterly variations in operating results, adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, new products by us or our competitors, transactions by corporate insiders and other events and factors. Since completion of our public offering in June 1997, our stock price has fluctuated widely. Also, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

  Future Sales of Shares Could Have an Adverse Effect on Market Price.

     Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. As of May 16, 2000, we had outstanding a total of 80,269,779 shares of common stock. Of these shares, approximately 70,622,284 shares are freely tradable without restriction or further registration under the Securities Act, except for any shares acquired by our "affiliates," as that term is defined in Rule 144 under the Securities Act. We believe that the holders of the remaining 9,647,495 shares are affiliates and, accordingly, that their shares may be sold without registration only in compliance with the Securities Act (including Rule 144). As of March 31, 2000, options to purchase 7,919,888 shares of common stock were outstanding under our stock option plans, with a weighted average exercise price of $17.22 per share and a weighted average remaining contractual life of 8.2 years. Of these, options to purchase 1,367,836 shares were exercisable at March 31, 2000, at a weighted average exercise price of $2.27 per share.

  We May Engage in Future Acquisitions That Dilute Our Shareholders, Cause Us to Incur Debt and Assume Contingent Liabilities.

     As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders' percentage ownership, incur substantial debt, or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

     - difficulties in assimilating acquired operations, technologies or products;

     - unanticipated costs or capital expenditures associated with the acquisition;

     - acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operation;

     - diversion of management's attention from our business;

     - injury to existing business relationships with suppliers and customers;
       and

     - failure to successfully integrate these businesses, products, technologies and personnel.

ITEM 2.  PROPERTIES

     Our corporate headquarters is located in a newly constructed 100,000 square foot facility in Greensboro, North Carolina. The facility, which we have occupied since December 1999, houses our general corporate, sales and marketing and research and development organizations and includes 10,000 square foot of lab space. We presently own the building and the 30.8 acres on which it is situated; however, we are in negotiations to enter into a sale leaseback transaction with respect to this property that we expect to complete during the first half of fiscal 2001.

     We continue to lease the facilities that formerly housed our corporate office and test facilities. These facilities currently house general corporate personnel and will continue to do so until our testing operations is completed. At the completion of the testing operations, the product lines will then occupy the premises. The lease expires in December 2013 and consists of approximately 60,000 square feet. We also lease buildings adjacent to these premises that house our first wafer fabrication facility and the packaging and wafer dicing operations associated with our module products. The lease for the fabrication facility, which consists of approximately 64,000 square feet, has a term expiring in October 2012 with two 10-year renewal options. The module facility, which consists of approximately 77,000 square feet, is held under a lease expiring in May 2014 with no option to renew.

     In September 1999 we began construction on a second wafer fabrication facility, which will comprise 150,000 square feet in a building near our first fabrication facility. The funding for the first phase of this new fabrication facility will come primarily from a synthetic lease arrangement, which is an asset-based financing structured to be treated as an operating lease for accounting purposes, and a capital lease for tax purposes. At the end of the third quarter of fiscal year 2000, this synthetic lease transaction was largely secured by cash collateral. A modification effective December 31, 1999 resulted in the release of the cash collateral, and the synthetic lease is now secured by substantially all of our personal property assets. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or we may buy out the lease.

     We lease two additional facilities in Greensboro for MBE wafer starting material production and RFIC testing. The MBE facility, which consists of approximately 136,000 square feet, is held under a lease expiring in August 2014. The first phase of this facility was put into operation in October 1999, and we are in the process of retrofitting the building for a second phase expansion. We expect to commence our expanded RFIC testing operations this summer in a 120,000 square foot facility that we are currently in the process of retrofitting. The lease for this building expires in February 2015 and has two 10-year renewal options.

     We also lease space for our design centers in Scotts Valley, California; Cedar Rapids, Iowa; Boston, Massachusetts; and Chandler, Arizona; and for our sales and support center in Reading, United Kingdom. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "RFMD." The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. We completed our initial public offering of 13,822,200 shares of common stock in June 1997 at a price of $3.00 per share, and completed a secondary offering of 9,200,000 shares of common stock in January 1999 at a price of $15.36 per share. Our common stock split two-for-one on March 31, 1999 by means of a 100% share dividend payable to holders of record on March 17, 1999. On August 18, 1999, we effected a second two-for-one stock split, in the form of 100% share dividend payable to shareholders of record on August 2, 1999. All the prices below have been adjusted to reflect this split. As of March 31, 2000, there were 890 holders of record of our common stock.

                                                               HIGH       LOW
                                                              -------    ------
Year Ended March 31, 1999
  First Quarter.............................................  $  4.10    $ 2.72
  Second Quarter............................................     5.55      2.63
  Third Quarter.............................................    12.66      3.66
  Fourth Quarter............................................    25.94     11.16
For Fiscal Year 1999........................................    25.94      2.63
Year Ended March 31, 2000
  First Quarter.............................................  $ 34.00    $19.00
  Second Quarter............................................    54.88     28.69
  Third Quarter.............................................    83.00     39.63
  Fourth Quarter............................................   184.50     63.88
For Fiscal Year 2000........................................   184.50     19.00

     We have never paid dividends on our capital stock. We intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying dividends without the consent of our lenders.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included in this Form 10-K. The consolidated statement of operations data for the years ended March 31, 2000, 1999 and 1998, and the consolidated balance sheet data as of March 31, 2000 and March 31, 1999, are derived from, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto included in this Form 10-K. The statement of operations data for the years ended March 31, 1997 and 1996, and the balance sheet data as of March 31, 1998, March 31, 1997 and March 31, 1996 are derived from our historical financial statements, which are not included in this Form 10-K.

                                                                YEAR ENDED MARCH 31,
                                                 --------------------------------------------------
                                                   2000       1999      1998      1997       1996
                                                 --------   --------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues:
  Product sales................................  $288,085   $152,114   $44,095   $27,852   $  8,212
  Engineering revenues.........................       875        738     1,255       950      1,303
                                                 --------   --------   -------   -------   --------
Total revenues.................................   288,960    152,852    45,350    28,802      9,515
Operating costs and expenses:
  Cost of goods sold...........................   152,746     99,325    29,246    15,826      7,471
  Research and development.....................    33,338     14,239     8,761     6,178      4,245
  Marketing and selling........................    20,109     10,716     6,220     3,760      1,817
  General and administrative...................     9,573      4,787     2,528     1,391      1,226
                                                 --------   --------   -------   -------   --------
Total operating costs and expenses.............   215,766    129,067    46,755    27,155     14,759
                                                 --------   --------   -------   -------   --------
Income (loss) from operations..................    73,194     23,785    (1,405)    1,647     (5,244)
Interest expense...............................    (1,400)    (1,244)     (184)     (399)       (81)
Other income, net..............................     5,274      1,911     1,066       513        137
                                                 --------   --------   -------   -------   --------
Income (loss) before income taxes..............    77,068     24,452      (523)    1,761     (5,188)
Income tax expense.............................   (26,974)    (4,891)        -      (109)         -
                                                 --------   --------   -------   -------   --------
Net income (loss)..............................  $ 50,094   $ 19,561   $  (523)  $ 1,652   $ (5,188)
                                                 ========   ========   =======   =======   ========
Net income (loss) per share:
  Basic........................................  $   0.63   $   0.29   $ (0.01)  $  0.15   $  (2.22)
                                                 ========   ========   =======   =======   ========
  Diluted......................................  $   0.58   $   0.27   $ (0.01)  $  0.04   $  (2.22)
                                                 ========   ========   =======   =======   ========
Shares used in per share calculation:
  Basic........................................    79,364     68,472    54,036    11,112      2,340
                                                 ========   ========   =======   =======   ========
  Diluted......................................    85,834     73,736    54,036    44,860      2,340
                                                 ========   ========   =======   =======   ========

                                                   2000       1999      1998      1997       1996
                                                 --------   --------   -------   -------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 28,956   $147,545   $16,360   $ 2,330   $  6,638
Short-term investments.........................    33,755          -         -         -          -
Working capital................................   142,309    167,918    34,226     7,313      7,912
Cash restricted for capital additions..........         -      3,860         -    12,358          -
Total assets...................................   344,612    275,758    93,364    36,265     13,192
Long-term debt and capital lease obligations,
  less current portion.........................     8,203     12,587    12,524    10,829        153
Redeemable convertible preferred stock.........         -          -         -    28,257     23,325
Shareholders' equity (deficiency)..............   303,153    230,906    66,763    (9,472)   (14,357)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions constitute forward-looking statements. Our Company's business is subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those expressed or implied in the forward-looking statements. The following discussion and the section entitled "Business--Additional Factors That May Affect Future Results" describe some, but not all, of the factors that could cause these differences.

OVERVIEW

     We design, develop, manufacture and market proprietary RFICs for wireless communications applications such as cellular and PCS, cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. We derive revenue from the sale of standard and custom-designed products and services. To date, a significant portion of our revenue has been attributable to the sale of RFICs used in cellular and PCS handsets. We offer a broad array of products -- including amplifiers, mixers and modulators/demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment. We design products using four distinct process technologies: GaAs (gallium arsenide) HBT, GaAs MESFET, silicon bipolar transistor and silicon germanium. Generally speaking, gallium arsenide-based products offer better electrical performance while silicon-based products are less expensive. Original equipment manufacturers try to maximize tradeoffs between performance and cost. Sales of GaAs HBT products represented 89% of our revenues in fiscal years 2000 and 1999, 81% in fiscal 1998, and 85% in 1997. We expect to continue to rely heavily on sales of GaAs HBT products.

     Until September 1998 we did not have internal manufacturing capabilities for GaAs HBT products and thus relied exclusively on purchased wafers to meet customer demand. In September 1998, we began commercial shipments from our GaAs HBT wafer fabrication facility, which has enabled us to manufacture products with lower per unit costs than products manufactured from wafers that we purchase. Internally manufactured products accounted for 62.5% of our total revenues for fiscal year 2000 and 31.4% of our total revenues for fiscal 1999. We plan both to continue to increase production at our existing fabrication facility through equipment and personnel additions during fiscal 2001 and to bring a new facility on line by late fiscal 2001.

RESULTS OF OPERATIONS

     The following table shows our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                    FOR THE FISCAL YEAR ENDED
                                                            MARCH 31,            YEAR-TO-YEAR CHANGES
                                                    --------------------------   ---------------------
                                                     2000      1999      1998    1999-2000   1998-1999
                                                    ------    ------    ------   ---------   ---------
Total revenues....................................  100.0     100.0     100.0       89.1        237.1
Operating costs and expenses:
  Cost of goods sold..............................   52.9      65.0      64.5       53.8        239.6
  Research and development........................   11.5       9.3      19.3      134.1         62.5
  Marketing and selling...........................    7.0       7.0      13.7       87.7         72.3
  General and administrative......................    3.3       3.1       5.6      100.0         89.4
                                                    -----     -----     -----      -----      -------
Total operating costs and expenses................   74.7      84.4     103.1       67.2        176.0
                                                    -----     -----     -----      -----      -------
Income (loss) from operations.....................   25.3      15.6      (3.1)     207.7      1,792.9
Interest expense..................................   (0.5)     (0.8)     (0.4)      12.5        576.1
Other income, net.................................    1.8       1.3       2.4      176.0         79.3
                                                    -----     -----     -----      -----      -------
Income (loss) before income taxes.................   26.6      16.0      (1.2)     215.2      4,775.3
Income tax expense................................   (9.3)     (3.2)      0.0      451.5           --
                                                    -----     -----     -----      -----      -------
Net income (loss).................................   17.3      12.8      (1.2)     156.1      3,840.2
                                                    =====     =====     =====      =====      =======

REVENUES

     Our revenues increased 89.1% during fiscal 2000 versus fiscal 1999 primarily due to strong growth in both the GaAs HBT product line (a 89.5% increase over fiscal 1999) and the silicon product line (a 80.9% increase over fiscal 1999).

     Sales to Nokia represented 59%, 73% and 44% of revenue for fiscal 2000, fiscal 1999, and fiscal 1998, respectively. No other customer accounted for more than 7% of our fiscal 2000 revenues. Engineering revenues were 0.3% of total revenues for fiscal 2000 compared to 0.5% for the previous year. Revenues for fiscal 1999 increased 237% over fiscal 1998 primarily due to strong sales growth in GaAs HBT power amplifiers for cellular and PCS handsets.

     On February 28, 2000 we announced an agreement with QUALCOMM to cooperate on the development of module CDMA power amplifiers for inclusion in present and future QUALCOMM CDMA chipsets. We expect that shipment of commercial quantities of these GaAs HBT power amplifiers under this joint alliance will begin in late fiscal 2001 and increase throughout fiscal 2002 and beyond.

     International shipments accounted for $161.4 million or 55.9% of revenues in fiscal 2000, compared to $90.4 million, or 59.1% of revenues in fiscal 1999 and $22.7 million, or 50.0% of revenues, for fiscal 1998. We believe that international sales growth will continue into the foreseeable future and hold at approximately current levels as a percentage of overall revenue. One sales representative firm, Jittek, accounted for about 18% and 15% of our revenue during fiscal 2000 and fiscal 1999, respectively. Sales to customers located in South Korea totaled $52.2 million in fiscal 2000, or 18.1% of revenues, compared to $20.3 million, or 13.3% of revenues in fiscal 1999 and $9.6 million, or 21.3% of revenues in fiscal 1998. The growth in sales to our South Korean OEM customers resulted from increased demand for CDMA handsets that they supply to the South American and Asian markets.

     Although South Korean sales grew significantly during fiscal 2000, they decreased from prior periods during each of the last two quarters of the year, and this market remains unstable. To date, European and other Asian sales growth has offset declines in the South Korean market.

     During fiscal 2000 products manufactured at our wafer fabrication facility accounted for $180.5 million in sales or 62.5% of total revenues. The facility currently has a maximum capacity of approximately 35,000 four-inch wafers per year, and we are in the process of completing an expansion that we believe will increase its total annual capacity to 60,000 four-inch wafers by the end of calendar year 2000.

     During the quarter ended September 30, 1999, we began construction of a second wafer fabrication facility. The full capacity output of the first phase of this facility is anticipated to be the equivalent of approximately 60,000 four-inch wafers and is projected to be completed and begin commencement of production wafers in late calendar 2000. Construction for the first phase is currently on schedule. An anticipated second phase of construction, which is expected to be completed near the end of calendar 2001, would increase the facility's total potential capacity to the equivalent of 210,000 four-inch wafers per year. We will increase our facility's output according to actual market demand. The projected cost for this facility is approximately $140 million for the first phase and $180 million for the second phase.

GROSS PROFIT

     In fiscal 2000, our gross profit margins increased significantly to 47.1% versus 35.0% and 35.5% in fiscal 1999 and fiscal 1998, respectively. Although we continued to experience a trend of lower overall average selling prices, this was more than offset by lower overhead costs per unit, lower overall wafer costs due to a greater percentage of internal manufacturing and improvements in sourcing costs and overall manufacturing efficiencies.

     We expect average selling prices to continue to decline, although at a lower rate than in fiscal 2000. We believe differences in product mix and introductions of new products will help offset average selling price declines in more mature products.

     We also believe we may experience certain declines in manufacturing costs. We expect cost reductions to result from the ongoing increase in internal wafer fabrication, continuing improvements in sourcing costs, and improving manufacturing efficiency and yields. We also believe, however, that we will experience increased costs in late fiscal 2001 and possibly into fiscal 2002 associated with lower capacity utilization and start-up as the new fabrication facility is brought on line.

     An additional factor that we believe may adversely affect overall margins in fiscal 2001 and into fiscal 2002 is an expected shift in product mix. In response to OEM demands, we are developing products that combine one or more integrated circuits with one or more passive components, such as capacitors, inductors and resistors, into a stand-alone module package. We are using both our in-house manufacturing capabilities and independent vendors to assemble, package and test these products. This vertical expansion of the supply chain for wireless applications poses a number of technical, supply and manufacturing challenges and is requiring a significant investment of time, equipment and personnel.

     We have historically experienced fluctuations in gross profit margins, which has caused fluctuations in our quarterly operating results and we cannot be sure that operating results will not be similarly affected in the future. We currently expect that our gross profit margins should improve in the near term as an increasing percentage of our GaAs HBT products are fabricated at our wafer fabrication facility, where production costs per wafer have to date been lower than costs for products manufactured with purchased wafers. However, as described above, we believe downward pressure on average selling prices and start-up costs related to our new module products and our new facility will adversely affect margins and offset gains we expect from these manufacturing cost reductions.

RESEARCH AND DEVELOPMENT

     Research and development expenses in fiscal 2000 increased $19.1 million over fiscal 1999 primarily due to increased salaries and benefits and recruiting expenses related to increased headcount and additional spending on mask sets and outside services for both standard and custom-designed products. Research and development expenses as a percentage of total revenues increased to 11.5% in fiscal 2000 from 9.3% in fiscal 1999. Research and development expenses in fiscal year 1999 compared to fiscal 1998 increased $5.5 million, primarily as a result of the same factors as noted for the increase in fiscal 2000 over fiscal 1999. We plan to continue to make substantial investments in research and development and we expect that such expenses will continue to increase in absolute dollar amounts in future periods.

     We currently operate four off-site RFIC design centers staffed by permanent employees in addition to our design engineering staff in Greensboro, North Carolina. Our off-site locations consist of a design center in Scotts Valley, California that opened in April 1999 and is currently staffed by 16 employees; a design center in Cedar Rapids, Iowa that opened in June 1999 and is currently staffed by 13 employees; a design center in Boston, Massachusetts that opened in October, 1999 and is currently staffed by 16 employees; and a design center in Chandler, Arizona that opened in November, 1999 and is currently staffed by 8 employees. It is possible that we will open additional design centers in other locations in fiscal 2001 and beyond and we expect to continue to increase our engineering staffs at the existing centers and at our Greensboro headquarters.

MARKETING AND SELLING

     Marketing and selling expenses in fiscal 2000 increased $9.4 million over fiscal 1999, primarily due to increased salaries and benefits related to increased headcount and to increased expenses associated with advertising, travel and entertainment expenses, and commissions related to increased sales. Marketing and selling expenses as a percentage of revenues in fiscal 2000 remained flat versus fiscal 1999 at 7.0%. Marketing and selling expenses in fiscal year 1999 compared to fiscal 1998 increased $4.5 million primarily as a result of the same factors noted for the increase in fiscal 2000 over fiscal 1999. We plan to continue to make substantial investments in marketing and selling and we expect that such expenses will continue to increase in absolute dollar amounts in future periods. In June 1999, we opened a small sales office in the United Kingdom to enhance our ability to serve our European customers, and in April, 2000 we established a sales and support team in Taiwan. We may open additional sales offices in the United States or elsewhere in the future. We expect that we will continue to see a greater proportion of our sales and marketing efforts conducted directly by our employees, and that our reliance on independent sales representative firms will decline over time. This will result in an absolute increase in marketing and selling expenses as we build our internal direct sales force. Two unmanned sales offices located near facilities of major customers are available to our staffs while traveling to customer locations. We opened a location in Oulu, Finland in February 1999 and a location in Copenhagen, Denmark in May 2000.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses in fiscal 2000 increased $4.8 million over fiscal 1999 primarily due to increased salaries and benefits related to headcount increases and associated expenses such as recruiting, relocation and travel. In addition, we experienced increased expenses for legal and accounting services as a result of our TRW license expansion, SAP consulting and the creation of foreign subsidiaries. The increases in headcount generally corresponded to the growth in sales volume. General and administrative expenses in fiscal 1999 increased $2.3 million over fiscal 1998 primarily due to increased salaries and benefits related to headcount increases, provision for doubtful accounts and the amortization of our technology license with TRW.

     General and administrative expenses as a percentage of revenues were 3.3% in fiscal 2000 versus 3.1% in fiscal 1999. We believe we will continue to experience general and administrative expenses in the range of 3% to 3.5% of revenues, down from levels experienced in fiscal years 1998 and 1997 when they were 5.6% and 4.8%, respectively. We believe relatively low general and administrative expense growth is possible now that we have completed our major SAP implementation, which we finished during fiscal 2000 with no material negative impact on business operations during the implementation period.

OTHER INCOME (EXPENSE)

     Other income (expense) net, in fiscal 2000 reflected income, net of $3,874,000 compared to income, net of $667,000 in fiscal 1999. This increase was attributable to a full year benefit of interest income of $5.4 million from investments made in government bonds, which were purchased with cash from our secondary public stock offering completed in January 1999. Offsetting this was interest expense of $1.4 million primarily due to activity related to capital leases. See Note 5 of Notes to Consolidated Financial Statements. Approximately $912,000 of interest expense related to equipment under capital leases was capitalized in fiscal 1999 in connection with the construction of the wafer fabrication facility. This first wafer fabrication facility was fully operational in fiscal 2000, accordingly no interest expense was capitalized. In fiscal 1999 other income (expense), net had decreased to $667,000 versus $882,000 in fiscal 1998 due to an increase in interest expense related to borrowings for the wafer fabrication facility.

INCOME TAX EXPENSE

     Income tax expense in fiscal 2000 was $27.0 million compared to $4.9 million in fiscal 1999 and no provision in fiscal 1998. Our effective combined income tax rate was 35.0% in fiscal 2000, 20.0% in fiscal 1999 and 0% in fiscal 1998. The effective rate in fiscal 2000 was less than the combined federal and state statutory rate of approximately 40% due to the benefit of tax credits. The effective rate in fiscal 1999 was less than the combined federal and state statutory rate of approximately 40% due to the benefit of tax credits and the use of net operating loss carry-forwards. In fiscal 1998 we did not provide for income taxes as a result of the loss incurred during the year.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. We completed our initial public offering in June 1997, and raised approximately $37.6 million, net of offering expenses. In January 1999, we completed our secondary public offering and raised approximately $133.4 million, net of offering expenses. As of March 31, 2000, we had working capital of approximately $142.3 million, including $29.0 million in cash and cash equivalents.

     Operating activities generated $19.9 million in cash in fiscal 2000. This was attributable primarily to net income of $50.1 million, depreciation and amortization of $15.3 million and an increase in income taxes payable and non-current deferred tax liability of $8.8 million; these were offset by increases of $37.5 million in accounts receivable and $11.1 million in inventories and a $3.8 million decrease in accounts payable. Cash generated by operating activities in fiscal 1999 was $20.5 million. This amount was attributable primarily to net income of $19.6 million and an increase in accounts payable of $8.8 million offset by increases to accounts receivable of $16.6 million and $2.5 million in inventories.

     The $142.8 million of cash used by investing activities in fiscal 2000 was primarily related to the purchase of $107.5 million of capital equipment and $33.8 million net investment in U.S. Agency Medium Term Notes. These capital purchases included the completion of our new headquarters building in Greensboro, North Carolina, the up-fitting of a new packaging facility, investment in test equipment, wafer fabrication expansion, and the up-fitting of our new stand-alone MBE facility. The $25.8 million of cash used by investing activities in fiscal 1999 was related to the purchase of $24.8 million of capital equipment, primarily for use in our wafer fabrication facility, as well as $1.3 million for the capitalization of wafer fabrication construction costs.

     The $4.3 million of cash provided by financing activities in fiscal 2000 consisted of $4.5 million in proceeds from the issuance of common stock and the release of $3.9 million that had been restricted for capital additions, partially offset by $4.1 million in repayments of capital lease obligations. The $136.5 million of cash provided by financing activities in fiscal 1999 related primarily to the receipt of $133.4 million in proceeds from our secondary offering completed in January 1999 and $10.0 million in proceeds from the exercise of a warrant by TRW covering 4,000,000 shares of common stock. The proceeds were partially offset by $4.2 million in repayments of capital lease obligations and by the cash restricted for capital additions of $3.9 million described above.

     At March 31, 2000, we had total long-term capital commitments of $125.4 million, with $7.0 million relating to our wafer fabrication expansion, $76.7 million relating to our second wafer fabrication construction project of which $54.9 million is covered under a synthetic lease (see Note 5 of Notes to Consolidated Financial Statements), $21.9 million for our MBE facility expansion, $15.2 million for test and packaging facilities and $4.5 million for general corporate requirements. As part of the execution of the capacity expansion efforts, we entered into an operating lease in fiscal 1999 for a new 136,000 square foot facility that we are using for our MBE process. The lease is for 15 years with two ten year renewal options. In fiscal 2000 we also entered into a lease for a 75,000 square foot facility that is to be used for packaging and wafer dicing associated with our module products. The term of the lease is also for 15 years with two ten year renewal options. Also in fiscal 2000, we entered into a lease for a 120,000 square foot facility that is to be used for testing our products. The term of the lease is also for 15 years with two ten-year renewal options. The aggregate annual rent under these leases is approximately $0.9 million.

     We lease the majority of our corporate, wafer fabrication, and other facilities through several third party operating leases. At March 31, 2000, we had minimum future lease payments of approximately $34.7 million related to facility operating leases and approximately $10.6 million related to equipment operating leases.

     We currently have six capital lease facilities with three equipment financing companies under which we have financed the cost of capital equipment and leasehold improvements associated with our first wafer fabrication facility. We have financed an aggregate of $22.0 million of leased property under these facilities. Lease terms range from 36 months to 60 months with effective interest rates ranging from 8.6% to 10.7%.

     In fiscal 2000 we successfully completed construction and moved into our new corporate headquarters. The new facility houses our general corporate, sales and marketing and research and development organizations. The building is 100,000 square feet including 10,000 square feet of lab space.

     On March 9, 2000, we announced that we intended to offer, subject to market and other conditions, $425 million of Convertible Subordinated Notes due 2005 (plus an additional amount of up to $75 million to cover any over-allotments) through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The notes would have been convertible into our common stock at the option of the holder, at a price to be determined. The offering was expected to close in March 2000; however, due to a decline in the price of our common stock and other market conditions, we determined not to proceed with this offering. Proceeds from the offering would have been used for future operating requirements and expansion opportunities.

     We believe our cash requirements will be adequately met from normal operating results during fiscal 2001. In addition, we anticipate completing a sale leaseback transaction of our corporate headquarters building during the first half of this fiscal year. Nevertheless, we may elect to proceed with a sale of debt or equity securities if we perceive market conditions to be favorable. Also, our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. In addition, we may require increased working capital to accommodate planned growth. If existing resources and cash from operations are not sufficient to meet our future requirements, we may seek additional debt or equity financing or additional credit facilities. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, there can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms.

COMMITMENTS

     The funding for the first phase of our new wafer fabrication facility will come primarily from a synthetic lease arrangement that we entered into on August 13, 1999, as modified effective December 31, 1999. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, and a capital lease for tax purposes. At the end of the third quarter of fiscal year 2000, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of RFMD's personal property assets. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or we may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

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

This lease is expected to provide up to $100 million in financing for our new wafer fabrication facility, which is currently under construction. The $100 million of financing is expected to fund approximately $57 million for the building and $43 million for equipment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We did not have any derivative financial instruments as of March 31, 2000. Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on our cash equivalents. Our capital lease obligations have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. To mitigate the impact of fluctuations in interest rates, we generally enter into fixed rate investing and borrowing arrangements. As a result, we believe that the market risk arising from holdings of our financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The report of independent auditors and financial statements are set forth below (see Item 14(a) for list of financial statements and financial statement schedules):

                             RF MICRO DEVICES, INC.
                                AND SUBSIDIARIES

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   34

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................   35

Consolidated Statements of Operations.......................   36

Consolidated Statements of Redeemable Convertible Preferred
  Stock and Shareholders' Equity............................   37

Consolidated Statements of Cash Flows.......................   38

Notes to Consolidated Financial Statements..................   39

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
RF Micro Devices, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, income, redeemable convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RF Micro Devices, Inc. and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Raleigh, North Carolina
April 18, 2000

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 28,956     $147,545
  Short-term investments (Note 3)...........................    33,755           --
  Accounts receivable, less allowance of $775 and $391 (Note
     2).....................................................    61,163       23,697
  Inventories (Note 4)......................................    38,389       27,335
  Current deferred tax asset (Note 6).......................     5,771          898
  Recoverable income taxes..................................       796           --
  Prepaid expenses..........................................       472           71
  Other current assets......................................       547          172
                                                              --------     --------
Total current assets........................................   169,849      199,718
Property and equipment:
  Land......................................................     2,224        1,934
  Buildings.................................................    11,396           --
  Machinery and equipment...................................    92,335       43,463
  Leasehold improvements....................................    41,283       17,130
  Furniture and fixtures....................................     4,728        1,332
  Computer equipment and software...........................     8,191        3,018
                                                              --------     --------
                                                               160,157       66,877
  Less accumulated depreciation.............................   (21,702)      (5,952)
                                                              --------     --------
                                                               138,455       60,925
  Construction in progress..................................    21,388        6,506
                                                              --------     --------
Total property and equipment................................   159,843       67,431
Related party technology license, net of accumulated
  amortization of $338 as of March 31, 2000 (Notes 2 &
  12).......................................................    12,905        3,078
Cash restricted for capital additions.......................        --        3,860
Non-current deferred tax asset (Note 6).....................        --        1,088
Other non-current assets....................................     2,015          583
                                                              --------     --------
Total assets................................................  $344,612     $275,758
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,319     $ 19,110
  Accrued liabilities.......................................     7,726        5,590
  Income taxes payable......................................        --        2,854
  Current obligations under capital leases (Note 5).........     4,495        4,246
                                                              --------     --------
Total current liabilities...................................    27,540       31,800
Non-current deferred tax liability (Note 6).................     5,716          465
Obligations under capital leases, less current portion (Note
  5)........................................................     8,203       12,587
                                                              --------     --------
Total liabilities...........................................    41,459       44,852
Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares
     authorized; no shares issued and outstanding...........        --           --
  Common stock, no par value; 150,000,000 shares authorized;
     80,104,316 and 78,753,952 shares issued and
     outstanding, respectively..............................   229,275      224,746
  Additional paid-in capital................................    26,019           --
  Deferred compensation.....................................    (8,560)        (165)
  Retained earnings.........................................    56,419        6,325
                                                              --------     --------
Total shareholders' equity..................................   303,153      230,906
                                                              --------     --------
Total liabilities and shareholders' equity..................  $344,612     $275,758
                                                              ========     ========

See accompanying notes.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED MARCH 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Product sales.............................................   $288,085      $152,114      $44,095
  Engineering revenue.......................................        875           738        1,255
                                                               --------      --------      -------
Total revenue...............................................    288,960       152,852       45,350
Costs and expenses:
  Cost of goods sold........................................    152,746        99,325       29,246
  Research and development..................................     33,338        14,239        8,761
  Marketing and selling.....................................     20,109        10,716        6,220
  General and administrative................................      9,573         4,787        2,528
                                                               --------      --------      -------
Total costs and expenses....................................    215,766       129,067       46,755
                                                               --------      --------      -------
Income (loss) from operations...............................     73,194        23,785       (1,405)
Interest expense............................................     (1,400)       (1,244)        (184)
Other income, net...........................................      5,274         1,911        1,066
                                                               --------      --------      -------
Income (loss) before income taxes...........................     77,068        24,452         (523)
Income tax expense..........................................     26,974         4,891           --
                                                               --------      --------      -------
Net income (loss)...........................................   $ 50,094      $ 19,561      $  (523)
                                                               ========      ========      =======
Net income (loss) per share:
  Basic.....................................................   $   0.63      $   0.29      $ (0.01)
                                                               ========      ========      =======
  Diluted...................................................   $   0.58      $   0.27      $ (0.01)
                                                               ========      ========      =======
Shares used in per share calculation:
  Basic.....................................................     79,364        68,472       54,036
                                                               ========      ========      =======
  Diluted...................................................     85,834        73,736       54,036
                                                               ========      ========      =======

See accompanying notes.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND SHAREHOLDERS' EQUITY

                                                   REDEEMABLE CONVERTIBLE PREFERRED STOCK            SHAREHOLDERS' EQUITY
                                          --------------------------------------------------------   ---------------------

                                          CLASS A-1   CLASS A-2    CLASS B     CLASS C                          ADDITIONAL
                                          PREFERRED   PREFERRED   PREFERRED   PREFERRED               COMMON     PAID-IN
                                            STOCK       STOCK       STOCK       STOCK      TOTAL      STOCK      CAPITAL
                                          ---------   ---------   ---------   ---------   --------   --------   ----------
                                                               (IN THOUSANDS)                           (IN THOUSANDS)
Balance, March 31, 1997.................   $ 1,500     $ 1,750     $ 9,075    $ 15,932    $ 28,257   $  2,960    $   550
  Conversion of preferred stock.........    (1,500)     (1,750)     (9,075)    (15,932)    (28,257)    28,257         --
  Conversion of note payable............        --          --          --          --          --     10,401         --
  Initial public offering of common
    stock...............................        --          --          --          --          --     38,172       (550)
  Exercise of stock options and
    warrants............................        --          --          --          --          --        286         --
  Issuance of common stock..............        --          --          --          --          --        148         --
  Amortization of deferred
    compensation........................        --          --          --          --          --         --         --
  Net loss..............................        --          --          --          --          --         --         --
                                           -------     -------     -------    --------    --------   --------    -------
Balance, March 31, 1998.................        --          --          --          --          --     80,224         --
  Secondary offering of common stock....        --          --          --          --          --    133,381         --
  Exercise of warrant...................        --          --          --          --          --     10,000         --
  Issuance of common stock..............        --          --          --          --          --        456         --
  Exercise of stock options.............        --          --          --          --          --        685         --
  Amortization of deferred
    compensation........................        --          --          --          --          --         --         --
  Net income............................        --          --          --          --          --         --         --
                                           -------     -------     -------    --------    --------   --------    -------
Balance, March 31, 1999.................        --          --          --          --          --    224,746         --
  Issuance of warrants for related party
    technology license..................        --          --          --          --          --         --     10,041
  Issuance of restricted stock awards...        --          --          --          --          --         --      8,775
  Exercise of stock options.............        --          --          --          --          --      3,221         --
  Issuance of common stock..............        --          --          --          --          --      1,308         --
  Tax benefit from the exercise of
    non-qualified stock options.........        --          --          --          --          --         --      7,203
  Amortization of deferred
    compensation........................        --          --          --          --          --         --         --
  Net income............................        --          --          --          --          --         --         --
                                           -------     -------     -------    --------    --------   --------    -------
Balance, March 31, 2000.................   $    --     $    --     $    --    $     --    $     --   $229,275    $26,019
                                           =======     =======     =======    ========    ========   ========    =======

                                                   SHAREHOLDERS' EQUITY
                                          --------------------------------------
                                                         (ACCUMULATED
                                                           DEFICIT)
                                            DEFERRED       RETAINED
                                          COMPENSATION     EARNINGS      TOTAL
                                          ------------   ------------   --------
                                                      (IN THOUSANDS)
Balance, March 31, 1997.................    $  (269)       $(12,713)    $ (9,472)
  Conversion of preferred stock.........         --              --       28,257
  Conversion of note payable............         --              --       10,401
  Initial public offering of common
    stock...............................         --              --       37,622
  Exercise of stock options and
    warrants............................         --              --          286
  Issuance of common stock..............         --              --          148
  Amortization of deferred
    compensation........................         44              --           44
  Net loss..............................         --            (523)        (523)
                                            -------        --------     --------
Balance, March 31, 1998.................       (225)        (13,236)      66,763
  Secondary offering of common stock....         --              --      133,381
  Exercise of warrant...................         --              --       10,000
  Issuance of common stock..............         --              --          456
  Exercise of stock options.............         --              --          685
  Amortization of deferred
    compensation........................         60              --           60
  Net income............................         --          19,561       19,561
                                            -------        --------     --------
Balance, March 31, 1999.................       (165)          6,325      230,906
  Issuance of warrants for related party
    technology license..................         --              --       10,041
  Issuance of restricted stock awards...     (8,775)             --           --
  Exercise of stock options.............         --              --        3,221
  Issuance of common stock..............         --              --        1,308
  Tax benefit from the exercise of
    non-qualified stock options.........         --              --        7,203
  Amortization of deferred
    compensation........................        380              --          380
  Net income............................         --          50,094       50,094
                                            -------        --------     --------
Balance, March 31, 2000.................    $(8,560)       $ 56,419     $303,153
                                            =======        ========     ========

See accompanying notes.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED MARCH 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........................................  $  50,094   $ 19,561   $   (523)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................     15,082      4,875        935
  Amortization..............................................         53         --         --
  Loss (gain) on disposal of equipment......................         --        109        (11)
  Amortization of related party TRW technology license......        214        124         --
  Amortization of deferred compensation.....................        380         60         44
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (37,466)   (16,566)    (4,592)
    Inventories.............................................    (11,054)    (2,466)   (15,653)
    Current deferred tax asset..............................     (4,873)      (898)        --
    Non-current deferred tax asset..........................      1,088     (1,088)        --
    Prepaid expenses and other current and non-current
     assets.................................................       (760)      (194)      (100)
    Accounts payable........................................     (3,791)     8,837      5,165
    Accrued liabilities.....................................      2,136      4,836        155
    Income taxes payable/recoverable........................      3,553      2,854        (49)
    Non-current deferred tax liability......................      5,251        465         --
                                                              ---------   --------   --------
Net cash provided by (used in) operating activities.........     19,907     20,509    (14,629)
INVESTING ACTIVITIES:
Purchase of short-term investments..........................    (47,069)        --         --
Proceeds from sale of short-term investments................     13,314         --         --
Purchase of property and equipment..........................   (107,495)   (26,137)   (20,020)
Proceeds from sale of equipment.............................         --        341        126
Purchase of technology license..............................     (1,500)        --         --
                                                              ---------   --------   --------
Net cash used in investing activities.......................   (142,750)   (25,796)   (19,894)
FINANCING ACTIVITIES:
Net proceeds from initial public offering (1998) and
  secondary offering (1999).................................         --    133,381     37,622
Proceeds from exercise of options, warrants and employee
  stock purchases...........................................      4,529     11,141        434
Repayment on capital lease obligations......................     (4,135)    (4,190)    (1,215)
Decrease in line of credit..................................         --         --       (350)
Decrease (increase) in cash restricted for capital
  additions.................................................      3,860     (3,860)    12,357
Repayments of long-term debt................................         --         --       (295)
                                                              ---------   --------   --------
Net cash provided by financing activities...................      4,254    136,472     48,553
Net (decrease) increase in cash and cash equivalents........   (118,589)   131,185     14,030
Cash and cash equivalents at beginning of year..............    147,545     16,360      2,330
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  28,956   $147,545   $ 16,360
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $   1,400   $  2,157   $    441
                                                              =========   ========   ========
Cash paid during the year for income taxes..................  $  21,953   $  3,502   $     61
                                                              =========   ========   ========
NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for new equipment........  $      --   $  5,449   $ 14,064
Issuance of stock warrants for technology license...........  $  10,041   $     --   $     --
Issuance of restricted stock as deferred compensation.......  $   8,775   $     --   $     --

See accompanying notes.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. COMPANY INFORMATION

     RF Micro Devices, Inc. (the "Company") designs, develops, manufactures and markets proprietary radio frequency and intermediate frequency integrated circuits ("RFICs") for wireless applications such as cellular and PCS, cordless telephony, wireless local area networks, wireless local loop, industrial radios, wireless security and remote meter reading. The Company derives revenue from the sale of standard and custom-designed products and services. To date, a significant portion of the Company's revenue has been attributable to the sale of RFICs used in cellular and PCS handsets. The Company offers a broad array of products -- including amplifiers, mixers and modulators/demodulators and single chip transmitters, receivers and transceivers -- that represent a substantial majority of the RFICs required in wireless subscriber equipment.

     The Company addresses the various wireless markets by a product delivery strategy called Optimum Technology Matching(R). This product delivery strategy utilizes four distinct semiconductor process technologies: gallium arsenide heterojunction bipolar transistor ("GaAs HBT"), silicon bipolar transistor, silicon germanium, and gallium arsenide metal semiconductor field effect transistor ("GaAs MESFET"). In June 1996, the Company and TRW Inc. ("TRW") entered into a license arrangement whereby the Company was granted a worldwide, perpetual, royalty-free license for GaAs HBT commercial wireless applications operating at frequencies less than 10 GHz. In November 1999, the Company and TRW expanded the existing license agreement to include commercial coaxial and non-fiber wire applications.

     The Company has built a high volume GaAs HBT manufacturing facility to address the various markets for this technology. Commercial production from this facility began in September 1998. The Company began the construction of its second wafer fabrication facility in September 1999. This facility will be completed in two phases, the first of which is expected to be complete near the end of calendar 2000. Once both phases of this facility are complete, the Company expects to have a total manufacturing capacity of approximately 270,000 four-inch wafer equivalents per year.

     In June 1997, the Company completed an initial public offering of its no par value common stock (the "Initial Offering"). The Initial Offering consisted of 13,822,200 shares offered by the Company and 148,000 shares offered by selling shareholders. The Initial Offering price was $3 per share, resulting in net offering proceeds of approximately $37,600,000. Simultaneously with the Initial Offering, the redeemable convertible preferred stock and a $10 million subordinated convertible note payable to a shareholder of the Company were automatically converted into 31,817,280 and 4,444,444 shares of common stock, respectively.

     In January 1999, the Company completed a secondary offering of common stock (the "Secondary Offering"). The Secondary Offering consisted of 9,200,000 shares offered by the Company and 1,150,000 shares offered by TRW. The Secondary Offering price was $15.36 per share resulting in net offering proceeds to the Company of approximately $133,381,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RF Micro Devices UK Ltd. and RF Micro Devices International, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On March 31, 1999, the Company effected a two-for-one stock split in the form of a 100% share dividend payable to shareholders of record on March 17, 1999. On August 18, 1999, the Company effected a second two-for-one stock split, in the form of a 100% share dividend payable to shareholders of record on August 2, 1999. All earnings per share and share count information have been restated retroactively to reflect the impact of these stock splits.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain amounts in the March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of demand deposit accounts, money market funds and temporary, highly liquid investments with original maturities of three months or less when purchased.

SHORT-TERM INVESTMENTS

     Short-term investments consist of debt securities comprised entirely of U.S. Agency Medium Term Notes. The investments have original maturities of less than a year when purchased. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. All debt securities are classified as held-to-maturity at March 31, 2000. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accumulation of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is also included in interest income.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years.

     The Company has capitalized the costs of bringing its first wafer fabrication facility to an operational state. The capitalized expenses are included in "machinery and equipment" and "leasehold improvements" in the accompanying balance sheets as of March 31, 2000 and 1999. These capitalized expenses are being amortized over a fifteen-year period. Equipment used in the wafer fabrication facilities is being depreciated over 6 and 10 year lives.

INVENTORIES

     Inventories are stated at the lower of cost or market determined using the average cost method. The Company's business is subject to the risk of technological and design changes. The Company provides for potentially obsolete or slow moving inventory based on management's analysis of inventory levels and future sales forecasts at the end of each accounting period.

ACCOUNTING PERIODS

     The Company uses a 52 or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The years ended March 25, 2000, March 27, 1999 and March 28, 1998 were 52-week years. For purposes of financial statement presentation, each fiscal year is described as having ended on March 31.

REVENUE RECOGNITION

     Revenue from product sales is recognized when products are shipped. The Company also enters into engineering agreements with certain customers relating to the development of customer specific applications. Revenue is recognized for engineering contracts when contract milestones are met.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     The Company's products generally carry a one- or two-year warranty against defects depending on the specific type of product. The Company provides for estimated warranty costs in the period the related sales are made.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. The Company recognized advertising expense of $726,000, $427,000, and $287,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

RISKS AND UNCERTAINTIES

     Pursuant to the strategic alliance with TRW (Note 12), TRW has granted to the Company certain licenses to produce certain GaAs HBT products. The Company constructed a wafer fabrication facility and is manufacturing its own GaAs HBT products covered by such licenses. These licenses may be made non-exclusive by TRW if the Company does not meet certain revenue goals. A decision by TRW to make them non-exclusive would have a material adverse effect on the Company's operations. Currently, the Company expects to fulfill the requirements of the license agreements.

     The Company currently purchases GaAs HBT products from TRW to supplement its own capacity. Sales of GaAs HBT products represented 89%, 89%, and 81% of the Company's total revenue in the years ended March 31, 2000, 1999 and 1998, respectively. Failure by TRW to continue to supply adequate quantities of these products would have a material adverse effect on the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 31, 2000 and 1999.

INTANGIBLES

     TRW has granted to the Company a worldwide right and license to make, have made, use and sell the products manufactured in the Company's wafer fabrication facility. This right and license will become exclusive and perpetual upon completion of the condition discussed below. An intangible asset was recorded on the Company's balance sheet as a related party technology license with an aggregate value of $3,202,000, which represents the cost of the Company's right to use the technology. Amortization of this intangible asset is being provided on a straight-line basis over a fifteen year estimated useful life, commencing September 1998 with resulting amortization expense of $214,000 and $124,000 for the years ended March 31, 2000 and 1999, respectively. At the option of TRW, the license will become non-exclusive if the Company fails to meet the following revenue goals, as measured in accordance with generally accepted accounting principles, following June 15, 1998; during the first year, $30 million; during the second year, $65 million; and during the third year, $125 million. TRW and the Company expanded the license agreement in November 1999 to permit the Company to use TRW's patented GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wire applications, including the broadband wired market. Products serving this market include cable television distribution amplifiers, cable modems, digital television converters and television tuners, both analog and digital. The related party technology license intangible asset recorded on the Company's balance sheet was increased by an aggregate value of $10,041,000, which represents the cost of the Company's additional rights to use the technology. Amortization of this portion of the intangible asset will be provided on a straight-line basis over the remaining useful life of the technology (estimated at 13.5 years). Should the technology license be made non-exclusive under the circumstances described above, a resulting charge to income would be recorded to recognize impairment, if any, of its value.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     During fiscal year 2000, International Business Machines Corporation ("IBM") and the Company agreed to jointly develop radio frequency integrated circuits (RFICs) based on IBM's silicon germanium process technology. The companies intend to design highly integrated RFICs for next-generation cell phones. An intangible asset was recorded on the Company's balance sheet in other non-current assets with an aggregate value of $1,500,000, which represents the cost of the Company's right to use the technology. Amortization of this intangible asset is being provided on a straight-line basis over a fifteen year estimated useful life, commencing September 1999 with resulting amortization expense of $52,934 for the year ended March 31, 2000.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company makes estimates for the allowance for doubtful accounts, inventory reserves, warranty reserves, and other financial statement amounts. Actual results could differ materially from those estimates.

SALES AND ACCOUNTS RECEIVABLE

     The Company operates in a single industry segment and is engaged in the design and sale of integrated circuits. Revenues from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

                                                              YEAR ENDED MARCH 31,
                                                          ----------------------------
                                                          2000        1999        1998
                                                          ----        ----        ----
Customer 1..............................................   59%         73%         42%
Customer 2..............................................   --          --          13%

Additionally, 57% and 91% of the Company's accounts receivable were due from Customer 1 at March 31, 2000 and 1999, respectively.

     Sales to customers by geographic region are summarized as follows:

                                                              YEAR ENDED MARCH 31,
                                                          ----------------------------
                                                          2000        1999        1998
                                                          ----        ----        ----
USA.....................................................   44%         41%         50%
Asia....................................................   24%         31%         24%
Canada..................................................   <1%          1%          3%
Europe..................................................   32%         27%         23%

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

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

STOCK-BASED COMPENSATION

     The Company accounts for employee stock options and employee restricted stock in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value. For stock options or restricted shares granted at prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the related options.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the pro forma disclosure requirements of SFAS 123 (see Note 10).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 for fiscal 2001, which may result in additional disclosures. The application of the new rules is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

3. SHORT-TERM INVESTMENTS

     The following is a summary of held-to-maturity securities at March 31, 2000 (in thousands):

                                                          HELD-TO-MATURITY SECURITIES
                                                 ---------------------------------------------
                                                             GROSS        GROSS      ESTIMATED
                                                           UNREALIZED   UNREALIZED     FAIR
                                                  COST       GAINS        LOSSES       VALUE
                                                 -------   ----------   ----------   ---------
U.S. Agency Medium Term Notes..................  $33,755       $3          $22        $33,736

     During the year ended March 31, 2000, debt securities classified as held-to-maturity with a fair value at the date of sale of $13.3 million were sold near maturity. The gross realized loss on such sales totaled $27,000. The estimated fair value of held-to-maturity securities is based on the prevailing market values at March 31, 2000.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

4. INVENTORIES

     The components of inventories are as follows (in thousands):

                                                                     MARCH 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------        -------
Raw materials...............................................  $  7,851        $ 6,628
Work in process.............................................    26,560         18,118
Finished goods..............................................    15,092          6,975
                                                              --------        -------
                                                                49,503         31,721
Inventory allowances........................................   (11,114)        (4,386)
                                                              --------        -------
          Total inventories.................................  $ 38,389        $27,335
                                                              ========        =======

5. LEASES

     The Company leases certain equipment and facilities under capital and non-cancelable operating leases. The table below summarizes capitalized leased equipment balances included in property and equipment (in thousands):

                                                                    MARCH 31,
                                                              ----------------------
                                                               2000           1999
                                                              -------        -------
Machinery and equipment.....................................  $22,043        $23,219
Accumulated amortization....................................   (5,261)        (2,307)
                                                              -------        -------
                                                              $16,782        $20,912
                                                              =======        =======

     The Company currently has entered into six capital lease facilities with three equipment-financing companies under which it has financed the cost of capital equipment and leasehold improvements associated with its wafer fabrication facility. Lease terms range from 36 months to 60 months with effective interest rates ranging from 8.6% to 10.7%. At March 31, 2000, the minimum future lease payments under these capital leases (excluding interest) totaled $12.7 million. The Company has financed an aggregate of $22.0 million of leased property under these facilities. Capital lease amortization totaling approximately $3.6 million, $2.1 million and $163,000 is included in depreciation expense for the years ended March 31, 2000, 1999, and 1998, respectively. Additionally, approximately $912,000 and $315,000 of interest expense related to this equipment under capital leases was capitalized in fiscal 1999 and 1998, respectively in connection with the construction of the wafer fabrication facility. No interest expense was capitalized in fiscal 2000.

     The Company leases the majority of its corporate, wafer fabrication, and other facilities from several third party real estate developers. The terms of these operating leases range from 5 to 15 years and several have renewal options up to two 10-year periods. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these leases range from 1 to 5 years. As of March 31, 2000, total future minimum lease payments of approximately $34.7 million related to facility operating leases and approximately $10.6 million related to equipment operating leases.

     In connection with the construction of the Company's first wafer fabrication facility, the developer provided partial construction financing for the facility. For the remainder of the construction costs, the Company deposited cash with an escrow agent to secure its lease payments to the developer. The deposited amounts were released to the Company in December 1999 as a result of the Company meeting specified financial coverage ratios.

     In 1997, in connection with a financing commitment related to the construction of the Company's first wafer fabrication facility, the Company issued a warrant to purchase 165,288 shares of its common stock at an exercise price of $2.25 per share to an equipment financing company. On February 4, 1999, Finova Technology Finance,

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

Inc., the warrant holder, exercised the warrant through a "cashless" exercise, as permitted by the terms of the warrant agreement, by relinquishing the right to purchase 20,652 shares in return for 144,636 shares.

     Minimum future lease payments under non-cancelable capital and operating leases as of March 31 are as follows (in thousands):

                                                              CAPITAL   OPERATING
                                                              -------   ---------
2001........................................................  $ 5,506    $ 7,411
2002........................................................    5,501      6,027
2003........................................................    3,266      4,950
2004........................................................      134      4,354
2005........................................................       --      3,343
Thereafter..................................................       --     19,265
                                                              -------    -------
Total minimum payments......................................   14,407    $45,350
                                                                         =======
Less amounts representing interest..........................   (1,709)
                                                              -------
Present value of net minimum payments.......................   12,698
Less current portion........................................   (4,495)
                                                              -------
Long-term portion...........................................  $ 8,203
                                                              =======

Rent expense under operating leases, including facilities and equipment, was approximately $7,724,000, $4,689,000 and $2,233,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

SYNTHETIC LEASE

     On August 13, 1999, as modified effective December 31, 1999, the Company entered into a synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. At the end of the third quarter of fiscal year 2000, cash collateral largely secured the synthetic lease transaction. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of the personal property assets of the Company. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or the Company may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

     - The Eurodollar Rate plus margins varying from 150 basis points to 300 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

     - At the Company's election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the ABR Rate plus margins varying from zero basis points to 75 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate). The Eurodollar Rate is a rate of interest determined under the lease documents by reference to one or more sources for the London inter-bank offered rate, or LIBOR. The ABR Rate is a rate of interest determined under the lease documents equal to the greater of
       (a) the prime lending rate of the primary lender or its successor (as determined under the lease documents) or (b) the federal funds effective rate (as determined under the lease documents) plus 0.5%

     This lease is expected to provide up to $100 million in financing for a new wafer fabrication facility currently under construction. The $100 million of financing is expected to fund approximately $57 million for the building and $43 million of equipment.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     Under the terms of the synthetic lease, the Company is required to comply with certain financial covenants which among other things, require the maintenance of minimum levels of tangible net worth, liquidity and debt service coverage and prohibit the payment of dividends.

6. INCOME TAXES

     Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The components of the income tax provision are as follows (in thousands):

                                                            YEAR ENDED MARCH 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $24,939    $ 5,825    $    --
  State...............................................    3,501        587         --
Deferred benefit......................................   (1,466)    (1,521)        --
                                                        -------    -------    -------
Total.................................................  $26,974    $ 4,891    $    --
                                                        =======    =======    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows (in thousands):

                                                                  MARCH 31,
                                                              -----------------
                                                               2000      1999
                                                              ------    -------
Deferred tax liabilities:
  Accumulated depreciation..................................  $6,212    $   465
Deferred tax assets:
  Research and development costs............................     351        904
  Allowance for bad debts...................................     304        151
  Software costs............................................     145        184
  Warranty reserve..........................................     160        202
  Inventory.................................................   4,363      1,882
  Other.....................................................     944        416
                                                              ------    -------
Total deferred tax assets...................................   6,267      3,739
  Deferred tax asset valuation allowance....................       -     (1,753)
                                                              ------    -------
Net deferred tax assets.....................................   6,267      1,986
                                                              ------    -------
Net deferred taxes..........................................  $   55    $ 1,521
                                                              ======    =======

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     A reconciliation of the provision for income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income
(loss) for the years ended March 31, 2000, 1999, and 1998 is as follows (in thousands):

                                                               YEAR ENDED MARCH 31,
                                         -----------------------------------------------------------------
                                                 2000                   1999                  1998
                                         --------------------   --------------------   -------------------
                                         AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE   AMOUNT   PERCENTAGE
                                         -------   ----------   -------   ----------   ------   ----------
Income tax expense at statutory federal
  rate.................................  $26,974        35%     $ 8,559        35%     $(177)       (34)%
Increase (decrease) resulting from:
  State tax, net of federal benefit....    2,245      2.91          872       3.5         --         --
  Research and development credits.....     (544)    (0.71)        (482)     (1.5)        --         --
  Change in reserve for deferred tax
     assets............................   (1,753)    (2.27)      (4,058)      (17)       177         34
  Other................................       52      0.07           --        --         --         --
                                         -------     -----      -------      ----      -----       ----
                                         $26,974        35%     $ 4,891        20%     $  --         --%
                                         =======     =====      =======      ====      =====       ====

7. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                               YEAR ENDED MARCH 31,
                                                            ---------------------------
                                                             2000      1999      1998
                                                            -------   -------   -------
Numerator for basic and diluted net income (loss) per
  share:
     Net income (loss)....................................  $50,094   $19,561   $  (523)
Denominator:
  Denominator for basic net income (loss) per share --
     Weighted average shares..............................   79,364    68,472    54,036
  Effect of dilutive securities:
     Employee stock options...............................    6,470     5,264        --
Denominator for diluted net income (loss) per
  share -- adjusted weighted average shares and assumed
  conversions.............................................   85,834    73,736    54,036
Basic net income (loss) per share.........................  $  0.63   $  0.29   $ (0.01)
Diluted net income (loss) per share.......................  $  0.58   $  0.27   $ (0.01)

     Options to purchase 103,125 and 151,000 shares of common stock were outstanding during fiscal 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share for the years ended March 31, 2000 and 1999, respectively, because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

8. 401(k) PLAN

     Each employee is eligible to participate in the Company's fully qualified 401(k) plan after three months of service. An employee may invest a maximum of 15% of pretax earnings in the plan. Employer contributions to the plan are made at the discretion of the Company and its Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of 5 continuous years of service. The Company contributed $511,000, $265,000 and $98,000 to the plan during 2000, 1999 and 1998, respectively.

9. EMPLOYEE STOCK PURCHASE PLAN

     In April 1997, the Company adopted its Employee Stock Purchase Plan ("ESPP"), which qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All regular full-time

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES
employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company's common stock at 85% of the lower of the closing price per share of the Company's common stock on the first or last day of each six-month purchase period. An aggregate of 2,000,000 shares of common stock have been reserved for offering under the ESPP and are available for purchase there under, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. During fiscal years 2000, 1999 and 1998, respectively, 47,660, 130,492, and 47,888 shares were purchased under the ESPP.

10. STOCK-BASED AWARDS

1992 STOCK OPTION PLAN

     The Company's 1992 Stock Option Plan (the "1992 Option Plan") was adopted by the shareholders of the Company in February 1992. The 1992 Option Plan provided for the granting of both incentive and nonqualified options to purchase common stock to key employees, non-employee directors and advisors and consultants in the service of the Company. The 1992 Option Plan was terminated following the Initial Offering, at which time options to purchase 4,366,464 shares had been granted.

1997 KEY EMPLOYEES' STOCK OPTION PLAN

     In April 1997, the Company adopted the 1997 Key Employees' Stock Option Plan (the "1997 Option Plan"), which provides for the granting of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 5,200,000 shares, subject to adjustment in the event of certain events affecting the Company's capitalization.

DIRECTORS' OPTION PLAN

     In April 1997, the Company adopted the Non-employee Directors' Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 800,000 shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company's capitalization. In 2000 and 1999, respectively, the Company issued 60,000 and 80,000 options to eligible participants under the plan. In addition, during October 1998, the Company granted 60,000 options to certain directors outside of the Non-employee Directors' Stock Option Plan.

1999 STOCK INCENTIVE PLAN

     The 1999 Stock Incentive Plan ("Stock Plan"), which the Company's shareholders approved at the 1999 annual meeting of shareholders, provides for the issuance of a maximum of 8,000,000 shares of common stock pursuant to awards granted under the Stock Plan. Awards that may be granted under the Stock Plan include incentive stock options and nonqualified stock options totaling 7,000,000 shares. The remaining 1,000,000 shares reserved under the plan are for stock appreciation rights, and restricted stock awards and restricted units. The number of shares reserved for issuance under the Stock Plan and the terms of awards may be adjusted upon certain events affecting the Company's capitalization. No awards may be granted under the Stock Plan after June 30, 2009. The Company recorded $8.8 million in November 1999 of deferred compensation associated with the awarding of 200,000 non-vested restricted stocks to key employees at no cost under the Stock Plan. This deferred compensation is being amortized to expense over the vesting periods of such restricted stock awards, up to four years.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based awards. The Company has recorded deferred compensation expense of $300,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1997. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company accounted for its employee stock options using the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended March 31, 2000, 1999 and 1998, respectively: risk-free interest rate of 6.5%, 5.5% and 5.7%, no expected dividends, a volatility factor of .892,
 .801 and .877 and a weighted average expected life of the options of 5 years. The weighted average fair value of options granted during 2000, 1999 and 1998 was $33.43, $4.54 and $2.54, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the awards' vesting periods. The Company's pro forma information follows (in thousands, except for per share information):

                                                                 YEAR ENDED MARCH 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              -------   -------   ------
Net income (loss), as reported..............................  $50,094   $19,561   $ (523)
Pro forma net income (loss).................................  $32,113   $18,191   $ (876)

Basic net income (loss) per share, as reported..............  $  0.63   $  0.29   $(0.01)
Diluted net income (loss) per share, as reported............  $  0.58   $  0.27   $(0.01)
Pro forma basic net income (loss) per share.................  $  0.41   $  0.27   $(0.02)
Pro forma diluted net income (loss) per share...............  $  0.37   $  0.25   $(0.02)

     A summary of activity of the Company's employee stock option plans follows:

                                                    NUMBER OF SHARES           OPTION PRICES
                                              ----------------------------    ---------------
                                              AVAILABLE FOR      OPTIONS
                                                  GRANT        OUTSTANDING    PER SHARE RANGE
                                              -------------    -----------    ---------------
March 31, 1997..............................    1,506,336       4,125,344     $   0.04-$2.26
  Reserved..................................    3,862,464              --                 --
  Granted...................................   (1,174,300)      1,174,300     $   2.58-$5.80
  Exercised.................................           --        (952,208)    $   0.04-$1.52
  Canceled..................................       58,880         (58,880)    $   0.04-$4.73
                                               ----------      ----------     --------------
March 31, 1998..............................    4,253,380       4,288,556     $   0.04-$5.79
  Reserved..................................           --              --                 --
  Granted...................................   (3,114,700)      3,114,700     $  2.78-$23.78
  Exercised.................................           --        (718,980)    $   0.04-$5.78
  Canceled..................................       73,172         (73,172)    $  0.04-$22.44
                                               ----------      ----------     --------------
March 31, 1999..............................    1,211,852       6,611,104     $  0.04-$23.78
  Reserved..................................    7,000,000              --                 --
  Granted...................................   (2,592,825)      2,592,825     $20.06-$175.00
  Exercised.................................           --      (1,224,729)    $  0.04-$23.78
  Canceled..................................       59,312         (59,312)    $  0.07-$89.56
                                               ----------      ----------     --------------
March 31, 2000..............................    5,678,339       7,919,888     $ 0.04-$175.00
                                               ==========      ==========     ==============

     Exercise prices for options outstanding as of March 31, 2000, ranged from $0.04 to $175.00. The weighted average remaining contractual life of outstanding options is 8.2 years. The weighted average exercise price of outstanding options at March 31, 2000 is $17.22. At March 31, 2000 and 1999, options to purchase 1,367,836 and 583,762 shares of common stock were exercisable, respectively.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     The following table summarizes in more detail information regarding the Company's stock options outstanding at March 31, 2000:

                                                                   WEIGHTED
                                                                   AVERAGE
                                                  OPTIONS         REMAINING          OPTIONS
EXERCISE PRICE                                  OUTSTANDING    CONTRACTUAL LIFE    EXERCISABLE
--------------                                  -----------    ----------------    -----------
 $0.04- 17.50.................................   5,238,763         7.5 years        1,351,136
 17.50- 35.00.................................   1,051,325         9.1 years           16,700
 35.00- 52.50.................................   1,191,250         9.5 years               --
 52.50- 70.00.................................     190,250         9.7 years               --
 70.00- 87.50.................................      98,000         9.8 years               --
 87.50-105.00.................................      47,175         9.9 years               --
105.00-122.50.................................      25,875         9.9 years               --
122.50-140.00.................................      15,000        10.0 years               --
140.00-157.50.................................      22,500        10.0 years               --
157.50-175.00.................................      39,750         9.9 years
                                                 ---------        ----------        ---------
                                                 7,919,888         8.2 years        1,367,836
                                                 =========        ==========        =========

11. COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     At March 31, 2000, the Company had reserved a total of 17,837,187 of its authorized 150,000,000 shares of common stock for future issuance as follows:

Outstanding stock options under employee stock options
  plans.....................................................   7,919,888
Possible future issuance under employee stock option
  plans.....................................................   5,678,339
Outstanding options under non-employee directors' option
  plan......................................................     161,667
Possible future issuance under non-employee directors'
  option plan...............................................     500,000
Outstanding directors' options outside of non-employee
  directors' option plan....................................      53,333
Employee stock purchase plan................................   1,773,960
Restricted Stock-based awards granted.......................     200,000
Possible future issuance of restricted stock-based awards...     800,000
TRW Warrants................................................     750,000
                                                              ----------
Total shares reserved.......................................  17,837,187
                                                              ==========

12. RELATED PARTY TRANSACTIONS

     In connection with a bridge financing in 1996, which was subsequently converted to preferred stock, the Company issued to a shareholder warrants that entitled the holder to purchase 267,784 shares of common stock at exercise prices ranging from $0.6875 to $1.5125 per share. These warrants were exercised in March 1999.

     In connection with the technology licensing agreement discussed previously, the Company issued a warrant to TRW to purchase up to 4,000,000 shares of the Company's common stock at an exercise price of $2.50 per share. The TRW warrant first became exercisable on June 15, 1998, the date that the Company's wafer facility became operational, and was exercised on September 14, 1998. A value of $250,000 was recorded for this warrant.

     The Company has agreed to purchase from TRW, through the year 2000, certain minimum quantities of wafers and wafer starting material used in its production of RFICs. The estimated minimum annual purchase in calendar year 2000 is $29 million.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

     In connection with the expansion of the license arrangements with TRW for use of the GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wire applications, the Company granted TRW two warrants for the purchase of shares of common stock. The first warrant is for 250,000 shares of common stock and is exercisable after December 31, 2000 and expires on June 30, 2001. The second warrant is for 500,000 shares of common stock and is exercisable after December 31, 2000 and expires on December 31, 2001, but will become null and void if the Company fails to achieve certain annualized sales milestones. The exercise price established for these warrants will be the average of the closing prices of the Company's common stock for ten trading days immediately preceding December 31, 2000 multiplied by 0.75. The value of these warrants was estimated using an option pricing model to be $10.0 million, which represents the cost of the Company's right to use TRW's technology for these new applications. Accordingly, the related intangible asset was increased on the Company's balance sheet. Amortization of this portion of the intangible asset is being provided on a straight-line basis over the remaining estimated useful life of the technology, approximately 13.5 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 25, 2000 under the captions "Executive Officers," "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 25, 2000 under the caption "Management Compensation," which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 25, 2000 under the caption "Security Ownership," which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 25, 2000 under the caption "Certain Transactions," which is incorporated by reference herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following consolidated financial statements of RF Micro Devices, Inc. included in this Annual Report on Form 10-K are included in Item 8:

     i.   Consolidated Balance Sheets as of March 31, 2000 and 1999.

     ii.  Consolidated Statements of Operations for the years ended
          March 31, 2000, 1999 and 1998.

     iii. Consolidated Statements of Redeemable Convertible Preferred
          Stock and Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998.

     iv.  Consolidated Statements of Cash Flows for the years ended
          March 31, 2000, 1999 and 1998.

     v. Notes to Consolidated Financial Statements for the years ended March 31, 2000, 1999 and 1998.

     (a)(2) Schedule II; Valuation and Qualifying Accounts -- see additional section of this Report.

     No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

     (a)(3) Exhibits

EXHIBIT
NO.      DESCRIPTION
-------  -----------
  3.1    Amended and Restated Articles of Incorporation of RF Micro
         Devices, Inc. (1)
  3.2    Bylaws of RF Micro Devices, Inc. (2)
  4.1    Specimen Certificate of Common Stock (2)
  4.2    Warrant No. 99-1, dated November 15, 1999, for the purchase of up to 250,000 shares of common stock (3)
  4.3    Warrant No. 99-2, dated November 15, 1999, for the purchase of up to 500,000 shares of common stock (3)
         The registrant hereby undertakes to furnish to the
         Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of
         long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.
 10.1    1992 Stock Option Plan of RF Micro Devices, Inc. (2)*
 10.2    Form of Stock Option Agreement (1992 Stock Option Plan) (2)*
 10.3    1997 Key Employees Stock Option Plan of RF Micro Devices,
         Inc., as amended (3)*
 10.4    Form of Stock Option Agreement (1997 Key Employees' Stock
         Option Plan) (2)*
 10.5    Amended and Restated Nonemployee Directors' Stock Option
         Plan of RF Micro Devices, Inc. (4)*
 10.6    Form of Stock Option Agreement (Directors' Stock Option
         Plan) (4)*
 10.7    1999 Stock Incentive Plan of RF Micro Devices, Inc., as
         amended (3)*
 10.8    Stock Option Agreement, dated October 27, 1998, between RF
         Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended
         (3)*
 10.9    Stock Option Agreement, dated October 27, 1998, between RF
         Micro Devices, Inc. and Albert E. Paladino, as amended (3)*
 10.10   Stock Option Agreement dated October 27, 1998, between RF
         Micro Devices, Inc. and Erik H. van der Kaay, as amended
         (3)*
 10.11   Securities Purchase Agreement, dated June 6, 1996, between
         RF Micro Devices, Inc. and TRW Inc. (2)
 10.12   License and Technical Assistance Agreement, dated June 6,
         1996, between RF Micro Devices, Inc. and the Electronic
         Systems & Technology Division of the Space and Electronics
         Group of TRW Inc. (2)
 10.13   Supply Agreement, dated June 6, 1996, between RF Micro
         Devices, Inc. and TRW Inc. (2)
 10.14   Amendment to the Supply Agreement, dated June 6, 1996,
         between RF Micro Devices, Inc. and TRW Inc. (5)
 10.15   Second Amended and Restated Registration Rights Agreement,
         dated June 6, 1996, between RF Micro Devices, Inc. and
         certain shareholders, as amended (2)
 10.16   Lease Agreement, dated October 31, 1995, between RF Micro
         Devices, Inc. and Piedmont Land Company, as amended (2)
 10.17   Lease Agreement, dated October 9, 1996, between RF Micro
         Devices, Inc. and Highwoods/Forsyth Limited Partnership, as
         amended (2)
 10.18   Master Equipment Lease Agreement, dated as of December 2,
         1996, between Finova Technology Finance, Inc. and RF Micro
         Devices, Inc. (2)
 10.19   Lease Agreement, dated February 12, 1999, between Highwoods
         Realty Limited Partnership and RF Micro Devices, Inc. (4)
 10.20   Lease dated May 25, 1999, between RF Micro Devices, Inc. and
         CK Deep River, LLC (3)
 10.21   Lease Agreement, dated November 5, 1999, between Highwoods
         Realty Limited Partnership and RF Micro Devices, Inc. (3)
 10.22   License Agreement, dated November 15, 1999, between TRW Inc.
         and RF Micro Devices, Inc. (3)

EXHIBIT
NO.      DESCRIPTION
-------  -----------
 10.23   Cooperation Agreement, dated November 15, 1999, between TRW
         Inc. and RF Micro Devices, Inc. (3)
 10.24   Amended, Restated and Replacement Participation Agreement,
         dated as of December 31, 1999, among RF Micro Devices, Inc., as the Construction Agent and as the Lessee; First Security
         Bank, National Association, not individually, except as
         expressly stated therein, but solely as the Owner Trustee
         under the RFMD Real Estate Trust 1999-1; the Various Banks and Other Lending Institutions Which Are Parties Thereto
         from Time to Time, as the Holders; the Various Banks and
         Other Lending Institutions Which Are Parties Thereto from
         Time to Time, as the Lenders; and First Union National Bank,
         as the Agent for the Lenders and respecting the Security
         Documents, as the Agent for the Lenders and the Holders, to
         the extent of their interests (3)
 10.25   Amended, Restated and Replacement Lease Agreement, dated as of December 31, 1999, between First Security Bank, National
         Association, not individually, but solely as the Owner
         Trustee under the RFMD Real Estate Trust 1999-1, as Lessor, and RF Micro Devices, Inc., as Lessee (3)
 10.26   Amended, Restated and Replacement Credit Agreement, dated as of December 31, 1999, among First Security Bank, National
         Association, not individually, except as expressly stated
         therein, but solely as the Owner Trustee under the RFMD Real
         Estate Trust 1999-1, as the Borrower; the Several Lenders
         from Time to Time Parties thereto; and First Union National
         Bank, as the Agent (3)
 10.27   RF Micro Devices, Inc. FY 2000 Executive Bonus Plan*
 21      Subsidiaries of RF Micro Devices, Inc.
 23      Consent of Ernst & Young LLP
 27.1    Financial Data Schedule--Year ended March 31, 2000**
 27.2    Restated Financial Data Schedule--Three months ended June
         30, 1999**
 27.3    Restated Financial Data Schedule--Year ended March 31,
         1999**
 27.4    Restated Financial Data Schedule--Nine months ended December
         31, 1998**
 27.5    Restated Financial Data Schedule--Six months ended September
         30, 1998**
 27.6    Restated Financial Data Schedule--Three months ended June
         30, 1998**
 27.7    Restated Financial Data Schedule--Year ended March 31,
         1998**
 27.8    Restated Financial Data Schedule--Nine months ended December
         31, 1997**
 27.9    Restated Financial Data Schedule--Six months ended September
         30, 1997**
 27.10   Restated Financial Data Schedule--Three months ended June
         30, 1997**

---------------

(1) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999
(2) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (File No. 333-22625)
(3) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999
(4) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999
(5) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 28, 1998

*  Executive compensation plan or agreement
** Filed in electronic format only

     (b) Reports on Form 8-K filed in the 4th quarter of fiscal 2000:

     We filed a Current Report on Form 8-K on March 10, 2000 to disclose that on March 9, 2000 we announced that we intended to offer, subject to market and other conditions, $425 million of Convertible Subordinated Notes due 2005 (plus an additional amount of up to $75 million to cover over-allotments, if any) through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. Due to market conditions, we subsequently determined not to proceed with this offering.

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

                                          RF Micro Devices, Inc.
Date: June 23, 2000
                                          By: /s/ DAVID A. NORBURY
                                            ------------------------------------
                                            David A. Norbury
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 23, 2000.

/s/ DAVID A. NORBURY
------------------------------------------------------
Name: David A. Norbury
Title: President, Chief Executive Officer And Director
(principal executive officer)

/s/ WILLIAM A. PRIDDY, JR.
------------------------------------------------------
Name: William A. Priddy, Jr.
Title: Chief Financial Officer and Vice President of Administration (principal financial officer)

/s/ BARRY D. CHURCH
------------------------------------------------------
Name: Barry D. Church
Title: Controller
(principal accounting officer)

/s/ ERIK H. VAN DER KAAY
------------------------------------------------------
Name: Erik H. van der Kaay
Title: Director

/s/ DR. ALBERT E. PALADINO
------------------------------------------------------
Name: Dr. Albert E. Paladino
Title: Director

/s/ WILLIAM J. PRATT
------------------------------------------------------
Name: William J. Pratt
Title: Director

/s/ WALTER H. WILKINSON, JR.
------------------------------------------------------
Name: Walter H. Wilkinson, Jr.
Title: Director

/s/ TERRI D. ZINKIEWICZ
------------------------------------------------------
Name: Terri D. Zinkiewicz
Title: Director

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                             BALANCE AT       ADDITIONS
                                            BEGINNING OF   CHARGED TO COSTS    DEDUCTIONS    BALANCE AT END
                                               PERIOD        AND EXPENSES     FROM RESERVE     OF PERIOD
                                            ------------   ----------------   ------------   --------------
Year ended March 31, 2000
  Allowance for doubtful accounts.........   $  391,424       $  384,931       $    1,166     $   775,189
  Inventory reserve.......................    4,386,440        9,638,430        2,911,145      11,113,725
  Warranty reserve........................      523,676          352,430          468,229         407,877
Year ended March 31, 1999
  Allowance for doubtful accounts.........   $  489,200       $  244,569       $  342,345     $   391,424
  Inventory reserve.......................    2,713,136        5,844,670        4,171,366       4,386,440
  Warranty reserve........................      220,189          434,213          130,726         523,676
Year ended March 31, 1998
  Allowance for doubtful accounts.........   $  510,131       $  519,774       $  540,705     $   489,200
  Inventory reserve.......................      846,855        2,316,281          450,000       2,713,136
  Warranty reserve........................      137,580          245,500          162,891         220,189