Form 10-Q
period 2000-07-01
RF MICRO DEVICES INC
filed 2000-08-11
CIK 911160

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000
                        COMMISSION FILE NUMBER: 0-22511

                             ---------------------

                             RF MICRO DEVICES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                   56-1733461
         ---------------------------                         ----------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                              7628 THORNDIKE ROAD
                     GREENSBORO, NORTH CAROLINA 27409-9421
               -------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (336) 664-1233
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

As of August 3, 2000, there were 80,573,889 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from the actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30; however, in this report the Company's fiscal year is described as ending on March 31 and the first quarter of each year is described as ending on June 30.

The following condensed consolidated financial statements are included:

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND MARCH 31,
     2000

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
Revenues:
  Product sales.............................................     $97,522          $61,881
  Engineering revenue.......................................         684              167
                                                                 -------          -------
Total revenues..............................................      98,206           62,048
Operating costs and expenses:
  Cost of goods sold........................................      47,642           35,645
  Research and development..................................      14,174            6,038
  Marketing and selling.....................................       7,344            3,632
  General and administrative................................       3,719            1,907
                                                                 -------          -------
Total operating costs and expenses..........................      72,879           47,222
                                                                 -------          -------
Income from operations......................................      25,327           14,826
Other income (expense), net.................................         870            1,202
                                                                 -------          -------
Income before income taxes..................................      26,197           16,028
                                                                 -------          -------
Income tax expense..........................................       9,955            5,610
                                                                 -------          -------
Net income..................................................     $16,242          $10,418
                                                                 =======          =======
Earnings per share:
  Basic.....................................................     $  0.20          $  0.13
  Diluted...................................................     $  0.19          $  0.12
Shares used in per share calculation:
  Basic.....................................................      80,339           78,920
  Diluted...................................................      87,234           84,668

     See accompanying Notes to Condensed Consolidated Financial Statements.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      MARCH 31,
                                                                 2000          2000
                                                              (UNAUDITED)
                                                              -----------    ---------
ASSETS
Current assets:
     Cash and cash equivalents..............................   $ 21,188      $ 28,956
     Short-term investments.................................     45,498        33,755
     Accounts receivable, net...............................     56,179        61,163
     Inventories............................................     50,863        38,389
     Current deferred tax asset.............................      7,122         5,771
     Prepaid assets.........................................      1,313           472
     Other current assets...................................      1,687         1,343
                                                               --------      --------
          Total current assets..............................    183,850       169,849
Property and equipment, net of accumulated depreciation of
  $27,360 at June 30, 2000 and $21,702 at March 31, 2000....    179,565       159,843
Related party technology licenses, net of amortization of
  $579 at June 30, 2000 and $338 at March 31, 2000..........     12,664        12,905
Long-term investments.......................................      3,475            --
Other assets................................................      1,989         2,015
                                                               --------      --------
          Total assets......................................   $381,543      $344,612
                                                               ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................   $ 21,883      $ 15,319
     Accrued liabilities....................................      8,688         7,726
     Income taxes payable...................................      9,497            --
     Current obligations under capital leases...............      4,587         4,495
                                                               --------      --------
          Total current liabilities.........................     44,655        27,540
Obligations under capital leases, less current maturities...      7,003         8,203
Non-current deferred tax liability..........................      7,022         5,716
                                                               --------      --------
          Total liabilities.................................     58,680        41,459
Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares
      authorized; no shares issued and outstanding..........         --            --
     Common stock, no par value; 150,000,000 shares
      authorized; 80,506,055 and 80,104,316 shares issued
      and outstanding at June 30, 2000 and March 31, 2000,
      respectively..........................................    230,873       229,275
Additional paid-in capital..................................     26,019        26,019
Deferred compensation.......................................     (8,236)       (8,560)
Accumulated other comprehensive income, net of tax..........      1,546            --
Retained earnings...........................................     72,661        56,419
                                                               --------      --------
          Total shareholders' equity........................    322,863       303,153
                                                               --------      --------
          Total liabilities and shareholders' equity........   $381,543      $344,612
                                                               ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                    RF MICRO DEVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
Net income..................................................  $16,242     $ 10,418
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    5,658        2,800
  Amortization..............................................       26           --
  Amortization of related party technology license..........      241           54
  Amortization of deferred compensation.....................      324           15
  Change in operating assets and liabilities:
     Accounts receivable....................................    4,984       (9,297)
     Inventories............................................  (12,474)      (1,225)
     Current deferred tax asset.............................   (1,343)          (2)
     Prepaid expenses.......................................     (841)        (157)
     Other assets...........................................        6          171
     Accounts payable.......................................    6,564        2,168
     Accrued liabilities....................................      962       (1,468)
     Income taxes payable...................................    9,497        2,435
                                                              -------     --------
Net cash provided by operating activities...................   29,846        5,912
Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements...  (25,380)     (27,821)
     Proceeds from securities held-to-maturity..............    8,905           --
     Purchase of securities held-to-maturity................   (5,460)          --
     Purchase of securities available for sale..............  (16,169)          --
                                                              -------     --------
Net cash used in investing activities.......................  (38,104)     (27,821)
Cash flows from financing activities:
     Proceeds from exercise of options......................    1,598          294
     Repayment of capital lease obligations.................   (1,108)      (1,000)
                                                              -------     --------
Net cash provided by/(used in) financing activities.........      490         (706)
                                                              -------     --------
Net decrease in cash and cash equivalents...................   (7,768)     (22,615)
Cash and cash equivalents at the beginning of the period....   28,956      147,545
                                                              -------     --------
Cash and cash equivalents at the end of the period..........  $21,188     $124,930
                                                              =======     ========
Noncash investing and financing activities:
Available-for-sale investment equity change, net of tax.....  $ 1,546           --

     See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. STOCK SPLIT

On August 18, 1999, the Company effected a two-for-one stock split in the form of a 100% share dividend payable to shareholders of record on August 2, 1999. All earnings per share and share count information have been restated retroactively to reflect the impact of the stock split.

2. EARNINGS PER SHARE

The weighted average shares used in the calculation of diluted earnings per share represent the weighted average shares outstanding plus the dilutive effect of outstanding stock options, warrants, and other potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
Numerator for basic and diluted earnings per share:
Net income..................................................     $16,242         $10,418
                                                                 =======         =======
Denominator for basic earnings per share -- weighted average
  shares....................................................      80,339          78,920
Effect of dilutive securities:
Stock options and warrants..................................       6,895           5,748
                                                                 -------         -------
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions...........      87,234          84,668
                                                                 -------         -------
Basic earnings per share....................................     $  0.20         $  0.13
                                                                 =======         =======
Diluted earnings per share..................................     $  0.19         $  0.12
                                                                 =======         =======

Options to purchase 144,825 and 122,500 shares of common stock were outstanding during the quarters ended June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

3. INVESTMENTS

Investments available-for-sale at June 30, 2000 consisted of a marketable equity security and U.S. Agency Medium Term Notes. The U.S. Agency Medium Term Notes have original maturities of less than one year when purchased. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

Investments held-to-maturity at June 30, 2000 consisted of U.S. Agency Medium Term Notes. The investments held-to-maturity have original maturities of less than one year when purchased. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accumulation of discounts to maturity.

The amortized cost of U.S. Agency Medium Term Notes classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accumulation of discounts to maturity. Such amortization is included in interest income from investments.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

(UNAUDITED)

The following is a summary of available-for-sale and held-to-maturity securities at June 30, 2000 and March 31, 2000 (in thousands):

                                                         AVAILABLE-FOR-SALE SECURITIES
                                                 ----------------------------------------------
                                                             GROSS        GROSS
                                                           UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST       GAINS        LOSSES     FAIR VALUE
                                                 -------   ----------   ----------   ----------
JUNE 30, 2000
U.S. Agency Term Notes.........................  $15,209     $   --        $(22)      $15,187
Equity Securities..............................      960      2,515          --         3,475
                                                 -------     ------        ----       -------
                                                 $16,169     $2,515        $(22)      $18,662
                                                 =======     ======        ====       =======

The Company had no available-for-sale securities on March 31, 2000.

                                                          HELD-TO-MATURITY SECURITIES
                                                 ----------------------------------------------
                                                             GROSS        GROSS
                                                           UNREALIZED   UNREALIZED   ESTIMATED
                                                  COST       GAINS        LOSSES     FAIR VALUE
                                                 -------   ----------   ----------   ----------
JUNE 30, 2000
U.S. Agency Medium Term Notes..................  $30,311       $--         $(47)      $30,264
                                                 =======       ==          ====       =======
MARCH 31, 2000
U.S. Agency Medium Term Notes..................  $33,755       $3          $(22)      $33,736
                                                 =======       ==          ====       =======

During the quarters ended June 30, 2000 and June 30, 1999, no debt or marketable equity securities were sold. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $1,546,000 for the quarter. The estimated fair value of held-to-maturity and available-for-sale securities is based on the prevailing market values at June 30, 2000 and March 31, 2000.

4. INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

                                                           JUNE 30, 2000    MARCH 31, 2000
                                                           -------------    --------------
Raw materials............................................     $11,497          $  7,851
Work in process..........................................      23,617            26,560
Finished goods...........................................      29,849            15,092
                                                              -------          --------
                                                               64,963            49,503
Inventory allowances.....................................     (14,100)          (11,114)
                                                              -------          --------
          Total inventory................................     $50,863          $ 38,389
                                                              =======          ========

RF MICRO DEVICES, INC. AND SUBSIDIARIES

(UNAUDITED)

5. COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists entirely of accumulated unrealized gains on marketable securities and is a separate component of shareholders' equity.

The components of comprehensive income, net of tax, for the three months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
Net income..................................................     $16,242         $10,418
  Accumulated other comprehensive income:
     Unrealized gains on marketable securities..............       1,546              --
                                                                 -------         -------
Comprehensive income........................................     $17,788         $10,418
                                                                 =======         =======

6. SUBSEQUENT EVENTS

On July 25, 2000, the Company announced a two-for-one stock split in the form of a 100% share dividend payable to shareholders of record on August 8, 2000 to be mailed or delivered on or about August 25, 2000.

On August 8, 2000, the Company announced that it had agreed to privately place $250 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The notes will be convertible into the Company's common stock at a conversion price of $90.17 per share. The conversion price will be adjusted to $45.085 per share effective at the opening of business on August 28, 2000 to reflect the 2-for-1 common stock split described above. We also granted the initial purchasers of the notes a 30-day option to purchase an additional $50 million principal amount of the notes. On August 11, 2000, the Company completed the private placement of $300 million aggregate principal amount of the notes. The initial purchasers of the notes exercised their option to purchase an additional $50 million principal amount of the notes. We intend to use the net proceeds of the offering for general corporate purposes, including capital expenditures and working capital. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies if the opportunity arises.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, risk associated with our operation of a wafer fabrication facility and construction of a second facility, the ability to manage rapid growth, variability in production yields, constraints in our manufacturing capacity, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, which are described in more detail in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                   THREE MONTHS ENDED
                                                             JUNE 30, 2000    JUNE 30, 1999
                                                             -------------    -------------
Revenues...................................................      100.0%           100.0%
Operating costs and expenses
  Cost of goods sold.......................................       48.5             57.4
  Research and development.................................       14.4              9.7
  Marketing and selling....................................        7.5              5.9
  General and administrative...............................        3.8              3.1
                                                                 -----            -----
Total operating costs and expense..........................       74.2             76.1
Income from operations.....................................       25.8             23.9
Other income (expense), net................................        0.9              1.9
                                                                 -----            -----
Income before income taxes.................................       26.7             25.8
Income tax expense.........................................      (10.1)            (9.0)
                                                                 -----            -----
Net income.................................................       16.6%            16.8%
                                                                 =====            =====

REVENUES

Revenues increased 58.3% to $98.2 million for the first quarter ended June 30, 2000 from $62.0 million for the first quarter ended June 30, 1999. The increase in year over year revenues was due primarily to strong growth in the GaAs HBT product line (a 69.1% increase over prior year) as demand from the handset and broadband industries increased. As a result, sales increased to the Company's largest customer and we increased our overall customer base, which included significant sales to one new customer.

International shipments accounted for $58.8 million, or 59.9% of revenues in the first quarter of fiscal 2001, compared to $26.0 million, or 42.0%, in the first quarter of fiscal 2000. One sales representative firm, Jittek, accounted for 7.0% of sales during the first quarter of fiscal 2001 and 22.5% of sales during the first quarter of fiscal 2000. Sales to customers located in South Korea totaled $6.9 million, or 7.0% of revenues for the first quarter of fiscal 2001, compared to $14.4 million, or 23.2% of revenues, for the first quarter of fiscal 2000. Shipments to this market may continue to decrease as the South Korean market remains unstable.

GROSS PROFIT

The gross profit margin for the three months ended June 30, 2000 increased 91.7% to $50.6 million or 51.5% of sales compared to $26.4 million or 42.6% of sales in the prior year. The increase in the gross profit margin was the result of cost savings, which outpaced declining average selling prices. Cost savings were attributable to an increase in the percentage of revenues derived from lower cost output from our GaAs HBT wafer fabrication facility and lower costs on purchased wafers under supply agreements providing for annual price reductions.

We have historically experienced significant fluctuations in gross profit margins, which has caused fluctuations in our quarterly operating results, and we cannot be certain operating results will not be similarly affected in the future. We expect overall average selling prices to continue to decline, but we believe differences in product mix and introductions of new products will help offset the price declines in more mature products. Additionally, we should benefit from cost savings derived from an increasing percentage of GaAs HBT products fabricated at our wafer fabrication facility. However, the downward pressure on overall average selling prices, along with start-up costs related to new products and our new facilities may adversely affect margins and offset gains expected from the manufacturing cost reductions.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 2000 increased 136.7% to $14.2 million or 14.4% of revenues compared to $6.0 million or 9.7% of revenues for the three months ended June 30, 1999. The increase was primarily attributable to increased headcount and related expenses including salaries and benefits, increased development wafers and mask sets and other general expenses. We plan to continue to make substantial investments in research and development and expect that such expenses will continue to increase at least in absolute dollar amounts in future periods.

MARKETING AND SELLING

Marketing and selling expenses for the first quarter of fiscal 2001 were $7.3 million, compared to $3.6 million for the first quarter of fiscal 2000, an increase of 102.8%. This increase was primarily attributable to increased salaries and benefits related to a higher headcount and increased commission expense as a result of higher sales. Headcount increased as a result of the Company conducting a greater portion of the sales and marketing efforts in-house. Marketing and selling expenses as a percentage of revenue for the three months ended June 30, 2000, increased to 7.5% from 5.9% in the prior year. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2000 were $3.7 million or 3.8% of revenues compared to $1.9 million or 3.1% of revenues for the three months ended June 30, 1999, an increase of 94.7%. The increase was primarily attributable to increased salaries and benefits related to a higher headcount, and increased legal and accounting expenses associated with the unconsummated March 2000 convertible debt offering.

OTHER INCOME (EXPENSE), NET

For the quarter ended June 30, 2000, other income (expense), net, was $0.9 million compared to $1.2 million in the prior year. The decrease in other income is attributable to a lower cash balance resulting in lower interest income.

INCOME TAX

The effective tax rate for the quarter ended June 30, 2000 was 38.0% compared to 35.0% for the quarter ended June 30, 1999. The effective rate in fiscal 2001 was less than the combined federal and state statutory rate of approximately 40.0% due to the benefit of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. Through public offerings, the Company raised approximately $171.0 million, net of offering expenses. As of June 30, 2000, working capital was $139.2 million, including $66.7 million in cash and cash equivalents, compared to working capital at March 31, 2000 of $142.3 million. Operating activities for the first quarter of fiscal 2001 generated $29.8 million in cash compared to $5.9 million in the first quarter of fiscal 2000. This increase over the prior year's first quarter was primarily attributable to an increase in net income of $5.8 million, cash provided by a decrease in accounts receivable of $5.0 million compared to cash used due to an increase in accounts receivable of $9.3 million and increases in cash provided by accounts payable and income taxes payable of $4.4 million and $7.1 million, respectively. The increase in cash provided by accounts payable was due to a change in vendor payment terms and the increase in cash provided by income taxes payable was the result of the increase in net income and the increase in the effective tax rate. Partially offsetting the overall increase in cash provided from operating activities was an increase in cash used for inventory of $11.2 million. Inventory increased as a result of planned inventory build intended to facilitate meeting delivery schedules.

Cash used in investing activities for the three months ended June 30, 2000 was $38.1 million compared to $27.8 million in the prior year. The net purchase of investment securities of $12.7 million accounted for the increase. Other uses of cash included the purchase of capital equipment/leasehold improvements of $25.4 million, primarily for use in the testing and wafer fabrication facilities.

Cash provided by financing activities for the three months ended June 30, 2000 was $0.5 million compared to cash used of $0.7 million for the three months ended June 30, 1999. The improvement over the prior year was due to increased proceeds from the exercise of stock options.

At June 30, 2000, the Company had long-term capital commitments of approximately $78.0 million, consisting of approximately $6.0 million for the expansion of our first wafer fabrication facility, approximately $22.1 million for the second wafer fabrication construction project, approximately $29.2 million for the MBE facility expansion, approximately $13.7 million for test and packaging facilities and the remainder for general corporate requirements. We expect to fund these commitments through a combination of cash on hand, capital leases and other forms of financing. On August 9, 2000, the Company executed an agreement to provide for the sale leaseback of our corporate headquarters building. This transaction is expected to be completed during the second quarter of fiscal 2001 and to generate approximately $13.0 million in cash. On August 8, 2000, the Company announced that it had agreed to privately place $250.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The notes will be convertible into the Company's common stock at a conversion price of $90.17 per share. The conversion price will be adjusted to $45.085 per share effective at the opening of business on August 28, 2000 to reflect the 2-for-1 common stock split announced on July 25, 2000. We also granted the initial purchasers of the notes a 30-day option to purchase an additional $50.0 million principal amount of the notes. On August 11, 2000, the Company completed the private placement of $300.0 million aggregate principal amount of the notes. The initial purchasers of the notes exercised their option to purchase an additional $50.0 million principal amount of the notes. We intend to use the net proceeds of the offering for general corporate purposes, including capital expenditures and working capital. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies if the opportunity arises. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from the combination of the debt offering and normal operating results during fiscal 2001. If existing resources and cash from operations are not sufficient to meet our future requirements, we may seek additional debt or equity financing or additional credit facilities. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Also, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

In addition, the Company also has a synthetic lease arrangement to provide up to $100.0 million in financing for our new wafer fabrication facility. As of June 30, 2000, commitments against this lease were $46.3 million.

                          PART II -- OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 3.1    --   Amendment to Articles of Incorporation
Exhibit 10.1   --   First Amendment to Certain Operative Agreements (RFMD Real
                    Estate Trust No. 1999-1) dated as of April 17, 2000 among RF
                    Micro Devices, Inc., as the Construction Agent and as the
                    Lessee, First Security Bank, National Association, not
                    individually, except as expressly stated herein, but solely as the Owner Trustee under the RFMD Real Estate Trust
                    1999-1, the Various Banks and Other Lending Institutions
                    which are Parties Thereto from Time to Time, as the Holders,
                    The Various Banks and Other Lending Institutions which are
                    Parties Thereto from Time to Time, as the Lenders, First
                    Union National Bank, as the Agent for the Lenders and
                    respecting the Security Documents, as the Agent for the
                    Lenders and the Holders, to the extent of their interests
                    and Credit Suisse First Boston, as Syndication Agent
Exhibit 27.1   --   Financial Data Schedule

(b) Reports on Form 8-K

During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RF Micro Devices, Inc.

Dated: August 11, 2000
                                                 /s/ David A. Norbury
                                          --------------------------------------
                                                     DAVID A. NORBURY
                                          President and Chief Executive Officer

Dated: August 11, 2000
                                              /s/ William A. Priddy, Jr.
                                          --------------------------------------
                                                  WILLIAM A. PRIDDY, JR.
                                               Vice President, Finance and
                                                      Administration
                                               and Chief Financial Officer
                                              (Principal Financial Officer)