Form 10-Q
period 2000-09-30
RF MICRO DEVICES INC
filed 2000-11-13
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                         Commission File Number: 0-22511

                                -----------------

                             RF MICRO DEVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                    56-1733461
    -------------------------------                      -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


                               7628 Thorndike Road
                      Greensboro, North Carolina 27409-9421
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (336) 664-1233
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of October 31, 2000, there were 162,225,454 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The second fiscal quarter of each year ends on the Saturday closest to September 30; however, in this report the Company's fiscal year is described as ending on March 31 and the second quarter of each fiscal year is described as ending on September 30.

The following condensed consolidated financial statements are included:

            Condensed Consolidated Statements of Income for the three months ended September 30, 2000 and 1999

            Condensed Consolidated Statements of Income for the six months ended September 30, 2000 and 1999

            Condensed Consolidated Balance Sheets as of September 30, 2000 and March 31, 2000

            Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2000 and 1999

            Notes to Condensed Consolidated Financial Statements




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                              THREE MONTHS ENDED
                                   SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                   -------------------    -------------------
Revenues:
     Product sales                        $101,912             $ 68,859
     Engineering revenue                       308                   62
                                    ---------------       --------------
Total revenues                             102,220               68,921
Operating costs and expenses:
     Cost of goods sold                     50,346               36,827
     Research and development               14,748                7,371
     Marketing and selling                   7,569                4,641
     General and administrative              3,346                2,008
                                    ---------------       --------------
Total operating costs and expenses          76,009               50,847
                                    ---------------       --------------
Income from operations                      26,211               18,074

Other income (expense):
     Interest income                         3,527                1,477
     Interest expense                       (2,004)                (367)
     Other, net                               (26)                    -
                                    ---------------       --------------

Income before income taxes                  27,708               19,184
                                    ---------------       --------------

Income tax expense                           9,975                6,714

                                    ---------------       --------------
Net income                                $ 17,733              $12,470
                                    ===============       ==============

Earnings per share:
     Basic                                 $  0.11               $ 0.08
     Diluted                               $  0.10               $ 0.07

Shares used in per share calculation:
     Basic                                 161,262              158,436
     Diluted                               173,661              170,802

[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.



                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                      SIX MONTHS ENDED
                                         SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                         ------------------  -------------------
Revenues:
     Product sales                                 $199,434          $ 130,740
     Engineering revenue                                992                229
                                             ---------------     --------------
Total revenues                                      200,426            130,969
Operating costs and expenses:
     Cost of goods sold                              97,988             72,472
     Research and development                        28,922             13,409
     Marketing and selling                           14,913              8,273
     General and administrative                       7,065              3,915
                                             ---------------     --------------
Total operating costs and expenses                  148,888             98,069
                                             ---------------     --------------
Income from operations                               51,538             32,900

Other income (expense):
     Interest income                                  4,652              3,041
     Interest expense                                (2,267)              (728)
     Other, net                                         (18)                (1)
                                             ---------------     --------------

Income before income taxes                           53,905             35,212
                                             ---------------     --------------

Income tax expense                                   19,930             12,324

                                             ---------------     --------------
Net income                                         $ 33,975           $ 22,888
                                             ===============     ==============

Earnings per share:
     Basic                                          $  0.21            $  0.14
     Diluted                                        $  0.20            $  0.13

Shares used in per share calculation:
     Basic                                          160,959            158,158
     Diluted                                        174,054            170,092

[FN]

See accompanying Notes to Condensed Consolidated Financial Statements.



                                       RF MICRO DEVICES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share amounts)

                                                                              SEPTEMBER 30,                  MARCH 31,
                                                                                  2000                         2000
                                                                               (Unaudited)
                                                                          ----------------------       ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 269,416                     $ 28,956
     Short-term investments                                                              55,002                       33,755
     Accounts receivable, net                                                            74,639                       61,163
     Inventories                                                                         61,132                       38,389
     Current deferred tax asset                                                           7,114                        5,771
     Prepaid assets                                                                       1,991                          472
     Interest receivable                                                                  2,313                          501
     Other current assets                                                                   107                          842
                                                                          ----------------------       ----------------------
         Total current assets                                                           471,714                      169,849

Property and equipment, net of accumulated depreciation of $33,973 at
    September 30, 2000 and $21,702 at March 31, 2000                                    201,689                      159,843
Related party technology licenses, net of amortization of $819 at
    September 30, 2000 and $338 at March 31, 2000                                        12,424                       12,905
Long-term investments                                                                     9,280                            -
Other assets                                                                              2,436                        2,015
                                                                          ----------------------       ----------------------
         Total assets                                                                  $697,543                     $344,612
                                                                          ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 27,645                     $ 15,319
     Accrued liabilities                                                                 11,738                        7,726
     Income taxes payable                                                                 4,171                            -
     Current obligations under capital leases                                             4,698                        4,495
                                                                          ----------------------       ----------------------
         Total current liabilities                                                       48,252                       27,540

Long-term debt, net                                                                     291,951                            -
Obligations under capital leases, less current maturities                                 5,786                        8,203
Non-current deferred tax liability                                                        7,327                        5,716
                                                                          ----------------------       ----------------------
         Total liabilities                                                              353,316                       41,459

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares
   issued and outstanding                                                                     -                            -
Common stock, no par value; 500,000,000 shares authorized; 161,545,945 and 160,208,632 shares issued and outstanding at September 30, 2000
   and March 31, 2000, respectively                                                     233,669                      229,275
Additional paid-in capital                                                               26,019                       26,019
Deferred compensation                                                                    (7,913)                      (8,560)
Accumulated other comprehensive income, net of tax                                        2,058                            -
Retained earnings                                                                        90,394                       56,419
                                                                                                       ----------------------
                                                                          ----------------------
         Total shareholders' equity                                                     344,227                      303,153
                                                                          ----------------------       ----------------------

         Total liabilities and shareholders' equity                                   $ 697,543                    $ 344,612
                                                                          ======================       ======================

[FN]

See accompanying Notes to Condensed Consolidated Financial Statements.

                                          RF MICRO DEVICES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)
                                                        (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                                   2000                       1999
                                                                          -----------------------   -------------------------
Cash flows from operating activities:
Net income                                                                              $ 33,975                    $ 22,888
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         12,740                       5,947
     Amortization                                                                            256                           6
     Amortization of related party technology license                                        481                         107
     Amortization of deferred compensation                                                   647                          30
     Changes in operating assets and liabilities:
         Accounts receivable                                                             (13,476)                    (14,613)
         Inventories                                                                     (22,743)                     (4,197)
         Current deferred tax asset                                                       (1,343)                         (2)
         Prepaid expenses                                                                 (1,519)                       (405)
         Interest receivable                                                              (1,812)                          -
         Other assets                                                                        535                         143
         Accounts payable                                                                 12,326                      (3,757)
         Accrued liabilities                                                               4,012                          77
         Income taxes payable                                                              4,520                      (2,854)
                                                                          -----------------------   -------------------------
Net cash provided by operating activities                                                  28,599                       3,370

Cash flows from investing activities:
         Purchase of capital equipment/leasehold improvements                            (54,586)                    (53,532)
         Proceeds from maturities of securities held-to-maturity                          22,905                           -
         Purchase of securities held-to-maturity                                         (28,917)                    (48,592)
         Purchase of securities available for sale                                       (16,196)                          -
         Purchase of other investments                                                    (5,000)                          -
         Purchase of technology license                                                        -                      (1,000)
                                                                          -----------------------   -------------------------
Net cash used in investing activities                                                    (81,794)                   (103,124)

Cash flows from financing activities:
         Proceeds from convertible debt offering, net                                    291,474                           -
         Proceeds from exercise of options                                                 4,394                         674
         Increase in restricted cash                                                           -                      (3,327)
         Repayment of capital lease obligations                                           (2,213)                     (2,022)
                                                                          -----------------------   -------------------------
Net cash provided by/(used in) financing activities                                      293,655                      (4,675)
                                                                          -----------------------   -------------------------

Net increase/(decrease) in cash and cash equivalents                                     240,460                    (104,429)
Cash and cash equivalents at the beginning of the period                                  28,956                     147,545
                                                                          -----------------------   -------------------------
Cash and cash equivalents at the end of the period                                     $ 269,416                    $ 43,116
                                                                          =======================   =========================

Noncash investing and financing activities:
Available-for-sale investment equity change, net of tax                                  $ 2,058                           -

[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share data)
(Unaudited)

1.       STOCK SPLIT

On August 25, 2000, the Company effected a two-for-one stock split in the form of a 100% share dividend payable to shareholders of record on August 8, 2000. Except where otherwise indicated, all share count, earnings per share and other per share information has been restated to reflect this stock split.

2.       EARNINGS PER SHARE

The weighted average shares used in the calculation of diluted earnings per share represent the weighted average shares outstanding plus the dilutive effect of outstanding stock options, warrants, and other potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:


                                                     Three Months Ended                       Six Months Ended
                                            -------------------------------------    ------------------------------------
                                             Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000      Sept. 30, 1999
                                            -----------------    ----------------    ---------------     ----------------
Numerator for basic and diluted
 earnings per share:
         Net income                                  $17,733             $12,470            $33,975              $22,888
                                            =================    ================    ===============     ================

Denominator for basic earnings per share
- weighted average shares                        161,262,000         158,436,000        160,959,000          158,158,000

Effect of dilutive securities:
         Stock options and warrants               12,399,000          12,366,000         13,095,000           11,934,000
                                            -----------------    ----------------    ---------------     ----------------

Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversions
                                                 173,661,000         170,802,000        174,054,000          170,092,000

         Basic earnings per share                     $ 0.11             $  0.08             $ 0.21              $  0.14
                                            =================    ================    ===============     ================

         Diluted earnings per share                   $ 0.10             $  0.07             $ 0.20              $  0.13
                                            =================    ================    ===============     ================

Options to purchase approximately 1,237,000 and 217,000 shares of common stock were outstanding for the second quarters of fiscal 2001 and 2000, respectively, and options to purchase approximately 763,000 and 353,000 shares of common stock were outstanding for the six-month periods ended September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (In thousands except share and per share data)
(Unaudited)

2.       EARNINGS PER SHARE (Continued)

As of August 11, 2000, the Company also had $300,000 of convertible subordinated notes outstanding, which are convertible into approximately 6.7 million shares of common stock. The notes were not assumed to be converted in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.       INVESTMENTS

Investments available-for-sale at September 30, 2000 consisted of a marketable equity security and U.S. Agency Medium Term Notes. The U.S. Agency Medium Term Notes have original maturities of less than one year when purchased. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

Investments held-to-maturity at September 30, 2000 consisted of U.S. Agency Medium Term Notes. The investments held-to-maturity have original maturities of less than one year when purchased. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accumulation of discounts to maturity.

The amortized cost of U.S. Agency Medium Term Notes classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accumulation of discounts to maturity. Such amortization is included in interest income from investments.

The following is a summary of available-for-sale and held-to-maturity securities at September 30, 2000 and March 31, 2000:


                                                              Available-for-Sale Securities
                                     ---------------------------------------------------------------------------------
                                                              Gross                Gross
                                                            Unrealized           Unrealized             Estimated
      Sept. 30, 2000                      Cost                Gains                Losses               Fair Value
                                     ----------------    -----------------    ------------------    ------------------

      U.S. Agency Medium Term
      Notes
                                             $15,236               $    -               $   (2)              $ 15,234

      Equity Securities                          960                3,320                     -                 4,280
                                     ----------------    -----------------    ------------------    ------------------

                                             $16,196              $ 3,320               $   (2)              $ 19,514
                                     ================    =================    ==================    ==================

        The Company had no available-for-sale securities at March 31, 2000.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (In thousands except share and per share data)
(Unaudited)

3.       INVESTMENTS (CONTINUED)


                                                               Held-to-Maturity Securities
                                    ----------------------------------------------------------------------------------
                                                              Gross                 Gross
                                                            Unrealized            Unrealized             Estimated
                                         Cost                 Gains                 Losses               Fair Value
                                    ----------------    ------------------    ------------------    ------------------
      Sept. 30, 2000
      U.S. Agency Medium Term
      Notes
                                            $39,768                 $   -              $   (16)              $ 39,752
                                    ================    ==================    ==================    ==================

      March 31, 2000
      U.S. Agency Medium
      Term Notes
                                            $33,755                 $   3              $   (22)              $ 33,736
                                    ================    ==================    ==================    ==================

During the quarters and six-month periods ended September 30, 2000 and September 30, 1999, no debt or marketable equity securities were sold. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $512 for the quarter and $2,058 for the six-month period ended September 30, 2001. The estimated fair value of held-to-maturity and available-for-sale securities is based on the prevailing market values at September 30, 2000 and March 31, 2000. The Company also has an investment of $5,000 in the equity of a privately held company, in the management of which the Company does not have the ability to exercise significant influence, which is carried at its original cost and accounted for under the cost method of accounting for investments as described in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock".


4.       INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows:

                                          September 30,            March 31,
                                              2000                   2000
                                        ---------------        ---------------
         Raw materials                     $    20,510           $      7,851
         Work in process                        20,798                 26,560
         Finished goods                         34,435                 15,092
                                        ---------------        ---------------
                                                75,743                 49,503
         Inventory allowances                  (14,611)               (11,114)
                                        ---------------        ---------------
                  Total inventory          $    61,132            $    38,389
                                        ===============        ===============

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (In thousands except share and per share data)
(Unaudited)

5.       LONG-TERM DEBT

On August 11, 2000, the Company completed the private placement of $300,000 aggregate principal amount of 3.75% convertible subordinated notes due 2005, which included the exercise by the initial purchasers of the notes of their option to purchase an additional $50,000 principal amount of the notes. The notes are convertible into the Company's common stock at a conversion price of $45.085 per share as adjusted for the 2-for-1 common stock split described in
Note 1. The net proceeds of the offering were approximately $291,000 after payment of the underwriting discount and expenses of the offering, which will be amortized over the term of the notes based on the effective interest method.

6.       COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists entirely of accumulated unrealized gains on marketable securities and is a separate component of shareholders' equity.

The components of comprehensive income, net of tax, are as follows:

                                                     Three Months Ended                         Six Months Ended
                                            ------------------------------------   -----------------------------------
                                                Sept. 30,           Sept. 30,           Sept. 30,         Sept. 30,
                                                   2000               1999                2000               1999
                                             ----------------    ---------------       --------------   --------------
Net income                                        $   17,733         $   12,470           $   33,975          $22,888
Accumulated other comprehensive income:
         Unrealized gains on
         marketable securities                           512                 -                 2,058                -
                                             ----------------    ---------------       --------------   --------------

Comprehensive income                              $   18,245         $   12,470             $ 36,033          $22,888
                                             ================    ===============       ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, risk associated with our operation of a wafer fabrication facility and construction of a second facility, our ability to manage rapid growth, variability in production yields, manufacturing capacity constraints, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, which are described in more detail in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                             Three Months Ended                Six Months Ended
                                           Sept. 30,     Sept. 30,          Sept. 30,     Sept. 30,
                                             2000           1999              2000           1999
                                         ------------   -----------      ------------    -----------
Revenues                                   100.0%         100.0%             100.0%        100.0%

Operating costs and expenses
         Cost of goods sold                 49.3           53.4               48.9           55.3
         Research and development           14.4           10.7               14.5           10.2
         Marketing and selling               7.4            6.7                7.4            6.4
         General and administrative          3.3            2.9                3.5            3.0
                                         ------------   -----------      ------------    -----------
Total operating costs and expenses          74.4           73.7               74.3           74.9

Income from operations                      25.6           26.3               25.7           25.1

Interest income                              3.5            2.1                2.3            2.3
Interest expense                            (2.0)          (0.6)              (1.1)          (0.5)
                                         ------------   -----------      ------------    -----------
Income before income taxes                  27.1           27.8               26.9           26.9
Income tax expense                          (9.8)          (9.7)              (9.9)          (9.4)
                                         ------------   -----------      ------------    -----------
Net income                                  17.3%          18.1%              17.0%          17.5%
                                         ============    ===========      ============    ===========

REVENUES
Revenues for the quarter ended  September 30, 2000 increased  48.3% to
$102.2 million, compared to $68.9 million for the quarter ended September 30, 1999. For the six months ended September 30, 2000, revenues increased 53.0% to $200.4 million over $131.0 million for the same period ended September 30, 1999. These increases in year-over-year revenues were due primarily to strong growth in our GaAs HBT product line (a 55.6% quarterly increase and a 62.0% year-to-date increase over the prior year to date) as demand from the handset industry increased. Additionally, demand for our broadband products increased. As a result of the heightened handset demand in fiscal 2001, both sales to our largest customer and our overall customer base increased.

International shipments accounted for $66.0 million, or 64.5% of revenues, in the second quarter of fiscal 2001, compared to $38.5 million, or 55.8% of revenues, in the second quarter of fiscal 2000. For the six months ended September 30, 2000, international shipments were $124.8 million, or 62.3% of revenues, up from $64.5 million, or 49.2% of revenues, for the six months ended September 30, 1999. One sales representative firm, Jittek, accounted for 8.0% of sales for the second quarter and 7.5% of sales for the first six months of fiscal 2001. Comparable figures for fiscal 2000 were 22.4% of sales for both the quarter and the six-month period. Sales to customers located in South Korea totaled $8.2 million, or 8.0% of revenues, for the second quarter of fiscal 2001, compared to $15.1 million, or 21.9% of revenues, for the second quarter of fiscal 2000. Year-to-date shipments to South Korea totaled $15.1 million, or 7.5% of revenues, in fiscal 2001 and $29.5 million, or 22.5% of revenues, in fiscal 2000. Shipments to this market may continue to decrease from the prior year, as the South Korean market remains unstable.

We experienced lower than expected order activity in the second quarter of fiscal 2001, which we anticipate will negatively impact revenues and earnings in the third quarter of fiscal 2001. We attribute this decreased order activity to three factors: an overly optimistic forecast for the growth of the handset market that has led to excess inventories among manufacturers and reduced component demand; introduction delays by manufacturers for some highly complex next-generation handsets; and a delay in the introduction of one of our next-generation products that we believe we will begin shipping in high volume in the fourth quarter of fiscal 2001. As a result of these factors, we currently expect revenues for the third fiscal quarter to be down sequentially approximately 20%. Although we can give no assurances, we currently expect revenue growth to resume at the end of fiscal 2001 and the beginning of fiscal 2002. We may experience further fluctuations in demand in the future.

GROSS PROFIT
Gross profit for the three months ended September 30, 2000 increased 61.7% to $51.9 million, or 50.7% of revenues, compared to $32.1 million, or 46.6% of revenues, in the comparable period of the prior year. For the six months ended September 30, 2000, gross profit increased 75.0% to $102.4 million, or 51.1% of revenues, compared to $58.5 million, or 44.7% of revenues, for the six months ended September 30, 1999. These increases in gross profit were the result of cost savings, which outpaced declining average selling prices. Cost savings were attributable to an increase in the percentage of revenues derived from lower cost output from our GaAs HBT wafer fabrication facility and the lower costs of purchases made under supply agreements providing for annual price reductions.

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

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended September 30, 2000 increased nearly 100.0% to $14.7 million, or 14.4% of revenues, compared to $7.4 million, or 10.7% of revenues, for the three months ended September 30, 1999. For the six months ended September 30, 2000, research and development expenses were $28.9 million, or 14.5% of revenues, compared to $13.4 million, or 10.2% of revenues, in the comparable period of the prior year. These increases were primarily attributable to increased headcount and related expenses including salaries, benefits and equipment, increased development wafers and mask sets and prototyping expenses. We plan to continue to make substantial investments in research and development, especially with respect to our recently announced R&D group that will focus on circuit and packaging development and future architectures and standards, and to the opening of our latest design center in Pandrup, Denmark. As such, we expect that such expenses will continue to increase in absolute dollar amounts.

MARKETING AND SELLING
Marketing and selling expenses for the second quarter of fiscal 2001 were $7.6 million, compared to $4.6 million for the second quarter of fiscal 2000, an increase of 65.2%. For the six-month periods ended September 30, marketing and selling expenses were $14.9 million and $8.3 million in fiscal 2001 and fiscal 2000, respectively. These increases in fiscal 2001 were primarily attributable to increased salaries, benefits and occupancy related to a higher headcount as we are conducting a greater portion of sales and marketing efforts in-house, as well as increased commission expense as a result of higher sales. In addition, advertising/promotional expenses for the six-month period increased over the prior year as a result of increased quantity and higher quality in our advertising and our having a greater presence at trade shows. Marketing and selling expenses as a percentage of revenues were 7.4% and 6.7% for the three months ended September 30, 2000 and 1999, respectively, and 7.4% and 6.4%, respectively, for the six months then ended. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollar amounts in future periods.

GENERAL AND ADMINISTRATIVE General and administrative expenses for the quarter ended September 30, 2000 were $3.3 million, or 3.3% of revenues, compared to $2.0 million, or 2.9% of revenues, for the quarter ended September 30, 1999, an increase of 65.0%. For the six-month period ended September 30, 2000, general and administrative expenses were $7.1 million, or 3.5% of revenues, compared to $3.9 million, or 3.0% of revenues, for the comparable period ended September 30, 1999. The increase for the quarter was primarily attributable to increased salaries and benefits related to a higher headcount and increased investor relations expenses due to higher circulation of our annual report and proxy materials. In addition, the increase for the year to date was due in part to increased legal and accounting expenses, including work in March 2000 on a convertible debt offering that was postponed. We completed this offering in August 2000.

INTEREST INCOME For the quarter ended September 30, 2000, interest income was $3.5 million, compared to $1.5 million in the same quarter during the prior year. Interest income for the six-month periods ended September 30, 2000 and 1999 was $4.7 million and $3.0 million, respectively. Interest income increased during fiscal 2001 due to a higher cash balance as a result of the August 2000 convertible debt offering.

INTEREST EXPENSE
Interest expense for the quarter ended September 30, 2000 was $2.0 million compared to $0.4 million in the same quarter during the prior year. For the six-month periods ended September 30, 2000 and 1999, interest expense was $2.3 million and $0.7 million, respectively. These increases in interest expense are attributable to the convertible subordinated notes.

INCOME TAX
The effective tax rate for the six months ended September 30, 2000 was 37.0%, compared to 35.0% for the six months ended September 30, 1999. The lower effective tax rate for fiscal 2000 included a deferred tax valuation allowance adjustment. The effective rate in fiscal 2001 was less than the combined federal and state statutory rate of approximately 40.0% due primarily to the benefit of tax credits.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. Through public offerings, we have raised approximately $462.0 million, net of offering expenses. As of September 30, 2000, working capital was $423.5 million, including $269.4 million in cash and cash equivalents, compared to working capital at March 31, 2000 of $142.3 million. Operating activities for the first six months of fiscal 2001 generated $28.6 million in cash compared to $3.4 million in the first six months of fiscal 2000. This year-over-year increase was primarily attributable to an increase in net income of $11.1 million and increases in cash provided by accounts payable and income taxes payable of $16.1 million and $7.4 million, respectively, as opposed to cash used for these items in fiscal 2000. The increase in cash provided by accounts payable was due primarily to a change in vendor payment terms and an increase in wafer production and the increase in cash provided by income taxes payable was the result of increases in net income and the effective tax rate. Partially offsetting the overall increase in cash provided from operating activities was an increase in cash used for inventories of $18.5 million. Inventories increased as a result of planned inventory build intended to facilitate meeting delivery schedules.

Cash used in investing activities for the six months ended September 30, 2000 was $81.8 million, compared to $103.1 million in the prior year. Proceeds from maturities of securities held-to-maturity of $22.9 million accounted for the decrease. Uses of cash in fiscal 2001 included the purchase of capital equipment/leasehold improvements of $54.6 million, primarily for use in the testing and wafer fabrication facilities, and the purchase of investment securities of $45.1 million.

Cash provided by financing activities for the six months ended September 30, 2000 was $293.7 million, compared to cash used of $4.7 million for the six months ended September 30, 1999. The net proceeds from the convertible debt offering generated the increase over the prior year.

At September 30, 2000, we had long-term capital commitments of approximately $47.6 million, consisting of approximately $17.3 million for the expansion of our first wafer fabrication facility, approximately $3.1 million for the second wafer fabrication construction project, approximately $19.8 million for our molecular beam epitaxy (MBE) facility expansion, and the remainder for general corporate requirements. We expect to fund these commitments through a combination of cash on hand, capital leases and other forms of financing. In addition, we have a synthetic lease arrangement to provide up to $100.0 million in financing for our second wafer fabrication facility. As of September 30, 2000, open commitments against this lease were $14.0 million and availability under this lease was approximately $6.0 million.

Due to lower forecasted demand levels, the expanded capacity in our first wafer fabrication facility is expected to be sufficient to address initial demand for next generation products through mid-calendar 2001. Accordingly, we now plan to delay the ramp-up of production in our second wafer fabrication facility until demand for these products increases. The first phase of construction of this facility is on schedule for completion by the end of calendar 2000. Construction of the second phase of this fabrication facility has been delayed until market conditions strengthen.

During the second quarter of fiscal 2001, we completed the private placement of $300.0 million aggregate principal amount of convertible subordinated notes due 2005, which included the exercise by the initial purchasers of the notes of their option to purchase an additional $50.0 million principal amount of the notes. The net proceeds from this offering were $291.0 million and are intended for general corporate purposes, including capital expenditures and working capital. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies if the opportunity arises.

We executed an agreement during the second quarter of fiscal 2001 providing for the sale-leaseback of our corporate headquarters building. This transaction is expected to be completed during the third quarter of fiscal 2001 and to generate approximately $13.0 million in cash. During the second fiscal quarter, we also completed the retrofitting process and commenced operations in our RFIC testing facility.

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


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 2000, we sold $300.0 million of 3.75% convertible subordinated notes due 2005. The notes are convertible into approximately 6.7 million shares of our common stock at a per share price of $45.085. The notes were sold to initial purchasers, who in turn sold them to qualified institutional buyers, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and may be resold to qualified institutional buyers on the PORTAL market. We filed a registration statement on Form S-3 relating to the resale of the notes and the common stock into which the notes are convertible with the Securities and Exchange Commission on November 7, 2000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 25, 2000. At the meeting, our shareholders elected six directors for one-year terms and until their successors are duly elected and qualified, approved an amendment to our article of incorporation to increase our authorized common stock from 150,000,000 shares to 500,000,000 shares, and ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March, 31, 2001. Votes cast by our shareholders at the meeting were as follows (share numbers have not been adjusted to reflect the 2-for-1 stock split effective August 25, 2000 for shareholders of record on August 8, 2000):

Nominees for Director         Shares Voted in Favor       Shares Withheld

Erik H. van der Kaay                70,755,570                147,196

David A. Norbury                    70,677,826                224,940

Albert E. Paladino                  70,753,918                148,848

William J. Pratt                    70,676,959                225,807

Walter H. Wilkinson, Jr.            70,756,804                145,962

Terri D. Zinkiewicz                 70,370,113                532,653



Amendment to articles of incorporation to increase authorized common stock from 150,000,000 shares to 500,000,000 shares:

Shares Voted in Favor          Shares Voted Against        Shares Abstaining

     64,969,225                     5,810,142                   123,399



Ratification of selection of Ernst & Young LLP:

Shares Voted in Favor         Shares Voted Against         Shares Abstaining

      70,796,264                    62,237                       44,265



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          Exhibit 27.1     Financial Data Schedule

(b)      Reports on Form 8-K

During the quarter ended September 30, 2000, the Company filed the following reports on Form 8-K:

On July 26, 2000, a Form 8-K was filed to disclose that we announced on July 25, 2000 that our board of directors had approved a two-for-one stock split of our common stock to be effected by a 100% share dividend payable on or around August 25, 2000 to shareholders of record on August 8, 2000.

On August 7, 2000, a Form 8-K was filed to disclose that we announced on August 7, 2000 our intent to offer, subject to market and other conditions, $250.0 million of convertible subordinated notes due 2005 (plus an additional amount of up to $50.0 million at the option of the initial purchasers).

On August 11, 2000, a Form 8-K was filed to disclose that we had completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     RF Micro Devices, Inc.
     Dated:  November 13, 2000
                                                /S/  DAVID A. NORBURY
                                               ----------------------------
                                                     DAVID A. NORBURY
                                          President and Chief Executive Officer




    Dated:  November 13, 2000
                                                 /S/ WILLIAM A. PRIDDY, JR.
                                                ----------------------------
                                                     WILLIAM A. PRIDDY, JR.
                                      Vice President, Finance and Administration
                                                and Chief Financial Officer
                                                (Principal Financial Officer)