Form 10-Q
period 2000-12-31
RF MICRO DEVICES INC
filed 2001-02-07
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 30, 2000
                         Commission File Number: 0-22511

                                -----------------

                             RF MICRO DEVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             North Carolina                                 56-1733461
    -------------------------------                      ----------------
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


                                 (336) 664-1233
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of January 31, 2001, there were 163,104,852 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain amounts have been reclassified to conform to fiscal 2001 presentation. These reclassifications had no effect on net income or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The third fiscal quarter of each year ends on the Saturday closest to December 31; however, in this report the Company's fiscal year is described as ending on March 31 and the third quarter of each fiscal year is described as ending on December 31.

The following condensed consolidated financial statements are included:

              Condensed Consolidated Statements of Income for the three months ended December 31, 2000 and 1999

              Condensed Consolidated Statements of Income for the nine months ended December 31, 2000 and 1999

              Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000

              Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 1999

              Notes to Condensed Consolidated Financial Statements




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                              THREE MONTHS ENDED
                                     DECEMBER 31, 2000       DECEMBER 31, 1999
                                    ------------------       -----------------

Revenues:
     Product sales                          $79,799            $72,856
     Engineering revenue                        119                305
                                     ---------------     --------------
Total revenues                               79,918             73,161
Operating costs and expenses:
     Cost of goods sold                      42,377             37,530
     Research and development                16,011              9,061
     Marketing and selling                    6,544              5,394
     General and administrative               3,241              2,665
     Other operating expenses                 1,252                  -
                                     ---------------     --------------
Total operating costs and expenses           69,425             54,650
                                     ---------------     --------------
Income from operations                       10,493             18,511

Other income (expense):
     Interest income                          5,159              1,191
     Interest expense                        (3,443)              (358)
     Other, net                                  46                  2
                                     ---------------     --------------

Income before income taxes                   12,255             19,346
                                     ---------------     --------------

Income tax expense                            4,412              6,771

                                     ---------------     --------------
Net income                                  $ 7,843            $12,575
                                     ===============     ==============

Earnings per share:
     Basic                                  $  0.05            $  0.08
     Diluted                                $  0.05            $  0.07

Shares used in per share calculation:
     Basic                                  162,153            158,824
     Diluted                                172,627            172,150




See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                NINE MONTHS ENDED
                                      DECEMBER 31, 2000       DECEMBER 31, 1999
                                      -----------------       -----------------

Revenues:
     Product sales                          $279,234            $203,596
     Engineering revenue                       1,111                 535
                                         ------------      --------------
Total revenues                               280,345             204,131
Operating costs and expenses:
     Cost of goods sold                      140,365             110,004
     Research and development                 44,933              22,469
     Marketing and selling                    21,456              13,667
     General and administrative               10,307               6,580
     Other operating expenses                  1,252                   -
                                         ------------      --------------
Total operating costs and expenses           218,313             152,720
                                         ------------      --------------
Income from operations                        62,032              51,411

Other income (expense):
     Interest income                           9,811               4,232
     Interest expense                         (5,711)             (1,086)
     Other, net                                   29                   1
                                         ------------      --------------

Income before income taxes                    66,161              54,558
                                         ------------      --------------

Income tax expense                            24,342              19,095

                                         ------------      --------------
Net income                                  $ 41,819            $ 35,463
                                         ============      ==============

Earnings per share:
     Basic                                  $   0.26            $   0.22
     Diluted                                $   0.24            $   0.21

Shares used in per share calculation:
     Basic                                   161,346             158,380
     Diluted                                 173,567             170,778




See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              DECEMBER 31,                   MARCH 31,
                                                                                  2000                         2000
                                                                               (Unaudited)
                                                                          ----------------------       ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 276,634                     $ 28,956
     Short-term investments                                                              67,721                       33,755
     Accounts receivable, net                                                            51,824                       61,163
     Inventories                                                                         61,037                       38,389
     Current deferred tax asset                                                           7,115                        5,771
     Prepaid assets                                                                       1,446                          472
     Interest receivable                                                                  2,139                          501
     Other current assets                                                                    98                          842
                                                                          ----------------------       ----------------------
         Total current assets                                                           468,014                      169,849

Property and equipment, net of accumulated depreciation of $41,950 at
    December 31, 2000 and $21,702 at March 31, 2000                                     212,350                      159,843
Related party technology licenses, net of amortization of $1,060 at
    December 31, 2000 and $338 at March 31, 2000                                         12,183                       12,905
Long-term investments                                                                     7,880                            -
Other assets                                                                              2,513                        2,015
                                                                          ----------------------       ----------------------
         Total assets                                                                  $702,940                     $344,612
                                                                          ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 18,655                     $ 15,319
     Accrued liabilities                                                                 15,043                        7,726
     Income taxes payable                                                                 8,168                            -
     Current obligations under capital leases                                             4,812                        4,495
                                                                          ----------------------       ----------------------
         Total current liabilities                                                       46,678                       27,540

Long-term debt, net                                                                     292,324                            -
Obligations under capital leases, less current maturities                                 4,540                        8,203
Non-current deferred tax liability                                                        6,795                        5,716
                                                                          ----------------------       ----------------------
         Total liabilities                                                              350,337                       41,459

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares
   issued and outstanding                                                                     -                            -
Common stock, no par value; 500,000,000 shares authorized; 162,373,951 and 160,208,632 shares issued and outstanding at December 31, 2000
   and March 31, 2000, respectively                                                     234,542                      229,275
Additional paid-in capital                                                               33,965                       26,019
Deferred compensation                                                                   (15,330)                      (8,560)
Accumulated other comprehensive income, net of tax                                        1,188                            -
Retained earnings                                                                        98,238                       56,419
                                                                                                       ----------------------
                                                                          ----------------------
         Total shareholders' equity                                                     352,603                      303,153
                                                                          ----------------------       ----------------------

         Total liabilities and shareholders' equity                                    $702,940                     $344,612
                                                                          ======================       ======================

See accompanying Notes to Condensed Consolidated Financial Statements.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                               DECEMBER 31,               DECEMBER 31,
                                                                                   2000                       1999
                                                                          -----------------------   -------------------------
Cash flows from operating activities:
Net income                                                                              $ 41,819                    $ 35,463
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         20,740                      10,064
     Amortization                                                                            906                          47
     Amortization of related party technology license                                        722                         141
     Amortization of deferred compensation                                                 1,176                         173
     Changes in operating assets and liabilities:
         Accounts receivable                                                               9,339                     (23,100)
         Inventories                                                                     (22,648)                    (12,656)
         Current deferred tax asset                                                       (1,343)                         (1)
         Prepaid expenses                                                                   (974)                       (266)
         Interest receivable                                                              (1,638)                     (1,049)
         Other assets                                                                       (252)                         121
         Accounts payable                                                                  3,336                        5,881
         Accrued liabilities                                                               7,317                        1,034
         Income taxes payable                                                              9,314                        3,227
                                                                          -----------------------   -------------------------
Net cash provided by operating activities                                                  67,814                      19,079

Cash flows from investing activities:
         Purchase of capital equipment/leasehold improvements                            (73,247)                    (83,326)
         Proceeds from maturities of securities held-to-maturity                          33,805                           -
         Purchase of securities held-to-maturity                                         (32,502)                    (47,265)
         Proceeds from maturities of securities available for sale                         6,300                           -
         Purchase of securities available for sale                                       (42,767)                          -
         Purchase of other investments                                                    (5,000)                          -
         Purchase of technology license                                                        -                      (1,500)
                                                                          -----------------------   -------------------------
Net cash used in investing activities                                                   (113,411)                   (132,091)

Cash flows from financing activities:
         Proceeds from convertible debt offering, net                                    291,354                           -
         Proceeds from exercise of options                                                 5,267                       1,822
         Increase in restricted cash                                                           -                      (2,923)
         Repayment of capital lease obligations                                           (3,346)                     (3,081)
                                                                          -----------------------   -------------------------
Net cash provided by/(used in) financing activities                                      293,275                      (4,182)
                                                                          -----------------------   -------------------------

Net increase/(decrease) in cash and cash equivalents                                     247,678                    (117,194)
Cash and cash equivalents at the beginning of the period                                  28,956                     147,545
                                                                          -----------------------   -------------------------
Cash and cash equivalents at the end of the period                                     $ 276,634                    $ 30,351
                                                                          =======================   =========================

Noncash investing and financing activities:
Issuance of restricted stock as deferred compensation                                   $  7,946                       $   -
Available-for-sale investment equity change, net of tax                                 $  1,188                       $   -

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
(In thousands except per share data)
(Unaudited)


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

2.       EARNINGS PER SHARE

The weighted average shares used in the calculation of diluted earnings per share represent the weighted average shares outstanding plus the dilutive effect of outstanding stock options, warrants, and other potentially dilutive common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share:


                                                     Three Months Ended                       Nine Months Ended
                                            -------------------------------------    ------------------------------------
                                             Dec. 31, 2000        Dec. 31, 1999      Dec. 31, 2000        Dec. 31, 1999
                                            -----------------    ----------------    ---------------     ----------------
Numerator for basic and diluted
earnings per share:
         Net income                                  $ 7,843             $12,575            $41,819              $35,463
                                            =================    ================    ===============     ================

Denominator for basic earnings per share
- weighted average shares                            162,153             158,824            161,346              158,380

Effect of dilutive securities:
         Stock options and warrants                   10,474              13,326             12,221               12,398
                                            -----------------    ----------------    ---------------     ----------------

Denominator for diluted earnings per
share - adjusted weighted average shares
and assumed conversions                              172,627             172,150            173,567              170,778

         Basic earnings per share                     $ 0.05             $  0.08             $ 0.26              $  0.22
                                            =================    ================    ===============     ================

         Diluted earnings per share                   $ 0.05             $  0.07             $ 0.24              $  0.21
                                            =================    ================    ===============     ================


RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (In thousands except per share data)
(Unaudited)

2.       EARNINGS PER SHARE (Continued)

Options to purchase approximately 1,619 and 791 shares of common stock were outstanding for the third quarters of fiscal 2001 and 2000, respectively, and options to purchase approximately 1,049 and 499 shares of common stock were outstanding for the nine-month periods ended December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock and, therefore, the effect would have been anti-dilutive.

On August 11, 2000, the Company sold $300,000 of convertible subordinated notes due 2005, which are convertible into approximately 6,700 shares of common stock. The notes were not assumed to be converted in the computation of diluted earnings per share because the effect would have been anti-dilutive.

3.       DEFERRED COMPENSATION

On October 19, 2000, the Company issued approximately 558 shares of restricted stock under the stock incentive plan resulting in deferred compensation of $7,946. This amount will be amortized to compensation expense over the five-year period in which the restrictions lapse.

4.       INVESTMENTS

Investments available-for-sale at December 31, 2000 consisted of a marketable equity security and U.S. Agency Medium Term Notes. The U.S. Agency Medium Term Notes have original maturities of less than one year when purchased. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

Investments held-to-maturity at December 31, 2000 consisted of U.S. Agency Medium Term Notes and have original maturities of less than one year when purchased. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accumulation of discounts to maturity.

The amortized cost of U.S. Agency Medium Term Notes classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accumulation of discounts to maturity. Such amortization is included in interest income from investments.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (In thousands except per share data)
(Unaudited)

4.       INVESTMENTS (Continued)

The following is a summary of available-for-sale and held-to-maturity securities at December 31, 2000 and March 31, 2000:

                                                                  Available-for-Sale Securities
                                        ----------------------------------------------------------------------------------

                                                                                       Gross
                                                          Gross Unrealized          Unrealized          Estimated Fair
                              Cost                Gains                  Losses                 Value
                                        --------------    ------------------      ---------------     --------------------
      Dec. 31, 2000
      U.S. Agency Medium Term Notes           $35,432               $    -              $   (4)                 $ 35,428

      Equity Securities                           960                 1,920                   -                    2,880
                                        --------------    ------------------      ---------------     --------------------

                                              $36,392               $ 1,920             $   (4)                 $ 38,308
                                        ==============    ==================      ===============     ====================

        The Company had no available-for-sale securities at March 31, 2000.


                                                                   Held-to-Maturity Securities
                                        ----------------------------------------------------------------------------------
                                                          Gross Unrealized            Gross
                                                                Gains               Unrealized          Estimated Fair
                                            Cost                                      Losses                 Value
                                        --------------    ------------------      ---------------     --------------------
      Dec. 31, 2000
      U.S. Agency Medium Term Notes          $32,293                $   27              $     -                 $ 32,320
                                        ==============    ==================      ===============     ====================

      March 31, 2000
      U.S. Agency Medium Term Notes
                                             $33,755                $    3              $   (22)                $ 33,736
                                        ==============    ==================      ===============     ====================

During the quarters and nine-month periods ended December 31, 2000 and 1999, no debt or marketable equity securities were sold. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled ($869) for the quarter and $1,188 for the nine-month period ended December 31, 2000. The estimated fair value of held-to-maturity and available-for-sale securities was based on the prevailing market values on December 31, 2000 and March 31, 2000. The Company also has an investment of $5,000 in the equity of a privately held company, in the management of which the Company does not have the ability to exercise significant influence. This investment is carried at its original cost and accounted for under the cost method of accounting for investments as described in Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued) (In thousands except per share data)
(Unaudited)

5.       INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows:

                                        December 31, 2000        March 31, 2000
                                       ------------------       ---------------
         Raw materials                         $   22,610          $     7,851
         Work in process                           18,759               26,560
         Finished goods                            36,381               15,092
                                       ------------------     ----------------
                                                   77,750               49,503
         Inventory allowances                     (16,713)             (11,114)
                                       ------------------     -----------------
                  Total inventory              $   61,037           $   38,389

                                       ===================    ==================

6.       LONG-TERM DEBT

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

7.       COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists entirely of accumulated unrealized gains on marketable securities and is a separate component of shareholders' equity.

The components of comprehensive income, net of tax, are as follows:

                                                     Three Months Ended                            Nine Months Ended
                                          -----------------------------------------     -----------------------------------------
                                               Dec. 31,              Dec. 31,                Dec. 31,               Dec. 31,
                                                 2000                  1999                    2000                   1999
                                          -------------------    ------------------     --------------------    -----------------
Net income                                         $   7,843            $   12,575               $   41,819              $35,463
Accumulated other comprehensive income:
      Unrealized gains (losses)
      on marketable securities                          (869)                    -                    1,188                    -
                                          -------------------    ------------------     --------------------    -----------------
Comprehensive income                               $   6,974            $   12,575                 $ 43,007              $35,463
                                          ===================    ==================     ====================    =================

8.       OTHER OPERATING EXPENSES

Other operating expenses consist of start-up costs associated with preparing our second wafer fabrication facility for normal productive capacity. These costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

9.       SUBSEQUENT EVENT

On January 3, 2001, TRW Inc., a beneficial owner of approximately 14.4% of the Company's common stock, exercised a warrant for the purchase of 500 shares of common stock at an exercise price of $20.00 per share. The warrant was granted in November 1999 in connection with the expansion of license arrangements for use of TRW's GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wire applications. TRW continues to hold a second warrant for the purchase of up to 1,000 shares of common stock at $20.00 per share. This warrant may be forfeited if the Company does not reach a defined annualized sales target of products through the use of the expanded license rights.

10.      ADOPTION OF ACCOUNTING STANDARD

 In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will adopt SFAS 133 for fiscal 2002, which may result in additional disclosures. The application of the new rules is not expected to have significant impact on the Company's financial position, results from operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, the rate of growth and development of wireless markets, risks associated with our operation of wafer fabrication facilities, our ability to manage rapid growth and to attract and retain skilled personnel, variability in production yields, raw material availability, manufacturing capacity constraints, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, which are described in more detail in the Company's Annual Report on Form 10-K and the Company's Prospectus dated December 19, 2000 included in its Registration Statement on Form S-3 (Registration No. 333-49432) filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                     Three Months Ended                    Nine Months Ended
                                                 Dec. 31,           Dec. 31,          Dec. 31,           Dec. 31,
                                                   2000               1999              2000               1999
                                               --------------     -------------      ------------      -------------
Revenues                                             100.0%             100.0%             100.0%            100.0%

Operating costs and expenses
         Cost of goods sold                           53.0             51.3               50.1               53.9
         Research and development                     20.0             12.4               16.0               11.0
         Marketing and selling                         8.2              7.4                7.7                6.7
         General and administrative                    4.1              3.6                3.7                3.2
         Other operating expenses                      1.6             --                  0.4               --
                                               --------------     -------------      ------------      -------------
Total operating costs and expenses                    86.9             74.7               77.9               74.8

Income from operations                                13.1             25.3               22.1               25.2

Interest income                                        6.5              1.6                3.5                2.1
Interest expense                                      (4.3)            (0.5)              (2.0)              (0.5)
                                               --------------     -------------      ------------      -------------
Income before income taxes                            15.3             26.4               23.6               26.8
Income tax expense                                    (5.5)            (9.3)              (8.7)              (9.4)
                                               --------------     -------------      ------------      -------------
                                               --------------     -------------      ------------      -------------
Net income                                             9.8%            17.1%              14.9%              17.4%
                                               ==============     =============      ============      =============

REVENUES
Revenues for the third quarter of fiscal 2001 increased 9.2% to $79.9 million, compared to $73.2 million for the same quarter in fiscal 2000. For the nine months ended December 31, 2000, revenues were $280.3 million, a 37.3% increase over revenues of $204.1 million for the nine months ended December 31, 1999. These increases in year-over-year revenues were due primarily to strong growth in our GaAs HBT product line (a 14.9% quarterly increase and a 45.2% year-to-date increase over the prior year) as demand from the handset industry increased.

Third quarter international shipments were $50.4 million and accounted for 63.1% of revenues in fiscal 2001, compared to $41.6 million, or 56.8% of revenues, in fiscal 2000. For the nine months ended December 31, 2000, international shipments were $175.3 million, or 62.5% of revenues, up from $106.1 million, or 52.0% of revenues, for the prior year. Sales to customers located in South Korea totaled $10.2 million, or 12.8% of revenues, for the third quarter of fiscal 2001, compared to $12.4 million, or 16.9% of revenues, for the third quarter of fiscal 2000. Year-to-date shipments to South Korea totaled $25.3 million, or 9.0% of revenues, in fiscal 2001 and $41.9 million, or 20.5% of revenues, in fiscal 2000. Shipments to this market declined from the prior year due to an unstable market. One international sales representative firm, Jittek, accounted for 12.3% of sales for the third quarter and 8.9% of sales for the first nine months of fiscal 2001. Comparable figures for fiscal 2000 were 16.7% of sales for the quarter and 20.4% of sales for the nine-month period.

During the second quarter of fiscal 2001, we experienced lower-than-expected order activity, which negatively impacted revenues and earnings in the third quarter. We attributed this decreased order activity to three factors: an overly optimistic forecast for the growth of the handset market that led to excess inventories among manufacturers and reduced component demand; introduction delays by manufacturers for some highly complex next-generation handsets; and a delay in the introduction of one of our next-generation products, a GSM power amplifier module. Lower order activity has continued during the third quarter, and we anticipate this will negatively impact revenues and earnings in the fourth quarter. We believe the handset industry is undergoing a transition from integrated circuit power amplifiers (in mature handsets) to more complex, highly integrated multi-chip module power amplifiers. While we have received production orders for our new GSM power amplifier module, we currently expect revenues for the fourth quarter to be down sequentially approximately 10%. Although we can give no assurances, we currently expect revenue growth to resume in fiscal 2002; however, we may experience further fluctuations in demand in the future.

GROSS PROFIT
Gross profit for the three months ended December 31, 2000 increased to $37.5 million, or 47.0% of revenues, compared to $35.6 million, or 48.7% of revenues, in the comparable period of the prior year. For the nine months ended December 31, 2000, gross profit increased to $140.0 million, or 49.9% of revenues, from $94.1 million, or 46.1% of revenues, for the nine months ended December 31, 1999. These absolute dollar increases in gross profit were the result of cost savings, which outpaced declining average selling prices. Cost savings were attributable to an increase in the percentage of revenues derived from lower cost output from our GaAs HBT wafer fabrication facility and the lower costs of purchases made under supply agreements providing for annual price reductions.

We have historically experienced significant fluctuations in gross profit margins, which has caused fluctuations in our quarterly operating results. Currently, we expect downward pressure on margins due to the following factors: continued declines in average selling prices on mature products, start-up costs related to new products, increased cost of module production and start-up costs related to our new wafer fabrication facility. We believe cost reduction initiatives, increases in capacity utilization and changes in product mix will offset these factors; however, the exact extent of the offset is currently not determinable.

RESEARCH AND DEVELOPMENT
Research and development expenses in fiscal 2001 were $16.0 million, or 20.0% of revenues, for the third quarter and $44.9 million, or 16.0% of revenues, for the nine-month period. Comparable fiscal 2000 figures were $9.1 million, or 12.4% of revenues, for the third quarter and $22.5 million, or 11.0% of revenues, for the nine-month period. These increases, in absolute dollar terms, were primarily attributable to increased headcount and related personnel expenses including salaries, benefits, equipment and occupancy, as well as increased development wafers and mask sets and prototyping expenses. We plan to continue to make substantial investments in research and development and, as such, we expect that these expenses will continue to increase.

MARKETING AND SELLING
Marketing and selling expenses for the third quarter of fiscal 2001 were $6.5 million, compared to $5.4 million for the third quarter of fiscal 2000. For the nine-month periods, marketing and selling expenses were $21.5 million and $13.7 million in fiscal 2001 and fiscal 2000, respectively. The third-quarter increase in fiscal 2001 from fiscal 2000 was primarily attributable to costs associated with a higher headcount as we are conducting a greater portion of sales and marketing efforts in-house. Additionally, the nine-month increase year-over-year was due to higher commissions as a result of the sales growth, and higher advertising/promotional expenses as a result of increased quantity and higher quality in our advertising and our having a greater presence at trade shows. Marketing and selling expenses as a percentage of revenues were 8.2% and 7.4% for the three months ended December 31, 2000 and 1999, respectively, and 7.7% and 6.7%, respectively, for the nine months then ended. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended December 31, 2000 were $3.2 million, or 4.1% of revenues, compared to $2.7 million, or 3.6% of revenues, for the quarter ended December 31, 1999. For the nine-month period ended December 31, 2000, general and administrative expenses were $10.3 million, or 3.7% of revenues, compared to $6.6 million, or 3.2% of revenues, for the comparable period ended December 31, 1999. The quarter-over-quarter absolute dollar increase was primarily attributable to increased salaries and benefits related to a higher headcount, increased travel expense and increased professional fees related to various tax-related studies. In addition, the year-over-year increase was due in part to increased investor relations expenses due to higher circulation of our annual report and proxy materials, and increased legal and accounting expenses, including work on the convertible debt offering.

OTHER OPERATING EXPENSE
Other operating expenses of $1.3 million pertaining to the start-up costs of our second wafer fabrication facility were recorded in the third quarter of fiscal 2001. These costs will be included in cost of goods sold once the facility is qualified for production and economic value can be obtained.

INTEREST INCOME
For the quarter ended December 31, 2000, interest income was $5.2 million, compared to $1.2 million in the same quarter for the prior year. Interest income for the nine-month periods ended December 31, 2000 and 1999 was $9.8 million and $4.2 million, respectively. Interest income increased during fiscal 2001 due to a higher cash balance as a result of the August 2000 convertible debt offering.

INTEREST EXPENSE
Interest expense was $3.4 million for the quarter and $5.7 million for the nine months ended December 31, 2000 compared to $0.4 million for the quarter and $1.1 million for the nine months ended December 31, 1999. These increases in interest expense are attributable to the convertible subordinated notes.

INCOME TAX
The effective tax rate for the nine months ended December 31, 2000 was nearly 37.0%, compared to 35.0% for the nine months ended December 31, 1999. The lower effective tax rate for last fiscal year included a deferred tax valuation allowance adjustment. The effective rate in fiscal 2001 was less than the combined federal and state statutory rate of approximately 40.0% due primarily to the benefit of tax credits. Based upon initial R&D tax credits study findings, we expect the annualized tax rate for fiscal 2001 to be approximately 33.0%.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenues from product sales. Through public offerings, we have raised approximately $462.0 million, net of offering expenses. As of December 31, 2000, working capital was $421.3 million, including $276.6 million in cash and cash equivalents, compared to working capital at March 31, 2000 of $142.3 million. Operating activities for the first nine months of fiscal 2001 generated $67.8 million in cash compared to $19.1 million in the first nine months of fiscal 2000. This year-over-year increase was primarily attributable to an increase in net income of $6.4 million and an increase of $32.4 million in cash provided by accounts receivable (as opposed to cash used in fiscal 2000) due to lower sales volume and a shorter collection period. Partially offsetting the overall increase in cash provided from operating activities was an increase in cash used for inventories of $10.0 million. In addition to building inventory to facilitate meeting delivery schedules, inventory increased as a result of lower sales volume and higher manufacturing overhead costs.

Cash used in investing activities for the nine months ended December 31, 2000 was $113.4 million, compared to $132.1 million in the prior year. Lower net purchases of securities of $12.1 million and fewer capital expenditures of $10.1 million accounted for the decrease. Purchases of capital equipment/leasehold improvements in fiscal 2001 were $73.2 million, primarily for use in the testing and wafer fabrication facilities.

Cash provided by financing activities for the nine months ended December 31, 2000 was $293.3 million, compared to cash used of $4.2 million for the nine months ended December 31, 1999. The net proceeds from the convertible debt offering of $291.4 million generated the increase over the prior year.

At December 31, 2000, we had long-term capital commitments of approximately $48.4 million, consisting of approximately $1.6 million for the expansion of our first wafer fabrication facility, approximately $14.9 million for equipment for the second wafer fabrication facility, approximately $16.5 million for our molecular beam epitaxy (MBE) facility expansion, and the remainder for general corporate requirements. We expect to fund these commitments through a combination of cash on hand, capital leases and other forms of financing. In addition, we have a synthetic lease arrangement to provide up to $100.0 million in financing for our second wafer fabrication facility. As of December 31, 2000, open commitments against this lease were $6.3 million and availability under this lease was approximately $2.3 million.

Due to lower forecasted demand levels, the expanded capacity in our first wafer fabrication facility is expected to be sufficient to address initial demand for next generation products through mid-calendar 2001. Accordingly, we now plan to ramp production in our second wafer fabrication facility consistent with increased demand for these products.

On January 3, 2001, TRW Inc., a beneficial owner of approximately 14.4% of the Company's common stock, exercised a warrant for the purchase of 500,000 shares of common stock at an exercise price of $20.00 per share. The warrant was granted in November 1999 in connection with the expansion of license arrangements for use of TRW's GaAs HBT technology to manufacture products for commercial coaxial and other non-fiber wire applications. TRW continues to hold a second warrant for the purchase of up to 1,000,000 shares of common stock at $20.00 per share. This warrant may be forfeited if we do not reach a defined annualized sales target of products through the use of the expanded license rights.

During the second quarter of fiscal 2001, we completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005, which included the exercise by the initial purchasers of the notes of their option to purchase an additional $50.0 million principal amount of the notes. The net proceeds from this offering were $291.0 million and are intended for general corporate purposes, including capital expenditures and working capital. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies if the opportunity arises.

We executed an agreement during the second quarter of fiscal 2001 providing for the sale-leaseback of our corporate headquarters building. This transaction is currently expected to be completed by the end of fiscal 2001 and to generate approximately $13.0 million in cash.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from the combination of the debt offering and normal operating results during fiscal 2001. If existing resources and cash from operations are not sufficient to meet our future requirements, we may seek additional debt or equity financing or additional credit facilities. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Also, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          4.1 Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005 (incorporated by reference to Exhibit 4.1
                  to  the   Company's   Registration   Statement   on  Form  S-3
                  (Registration No. 333-49432)).
          4.2 Indenture, dated August 1, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-49432)).
          4.3 Registration Rights Agreement, dated August 1, 2000 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-49432)).

(b)      Reports on Form 8-K

During the quarter ended December 31, 2000, the Company filed no reports on Form 8-K.




                                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RF Micro Devices, Inc.
     Dated:  February 7, 2001

                                               /s/ David A. Norbury
                                              -----------------------
                                                   DAVID A. NORBURY
                                         President and Chief Executive Officer




    Dated:  February 7, 2001

                                               /s/ William A. Priddy, Jr.
                                               --------------------------

                                                 WILLIAM A. PRIDDY, JR.
                                     Vice President, Finance and Administration
                                              and Chief Financial Officer
                                              (Principal Financial Officer)