Form 10-K
period 2001-03-31
RF MICRO DEVICES INC
filed 2001-06-19
CIK 911160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

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


               7628 THORNDIKE ROAD
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,111,992,506 as of May 25, 2001. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 164,724,137 shares of the registrant's common stock outstanding as of May 25, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


The registrant has incorporated by reference into Part II of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2001 and has incorporated by reference into Part III of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2001 and portions of its proxy statement for its 2001 annual meeting of shareholders.

This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes" and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, the rate of growth and development of wireless markets, risks associated with our operation of MBE and wafer fabrication facilities and the start-up of a second wafer fabrication facility, our ability to manage rapid growth and to attract and retain skilled personnel, variability in production yields, raw material availability, manufacturing capacity constraints, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, many of which are addressed in more detail below in the sections entitled "Business - Additional Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

We use a 52 or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal 2001 was a 53-week year and fiscal 2000 and 1999 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Annual Report on Form 10-K, we describe each fiscal year as having ended on March 31 and the first three quarters of each fiscal year are described as having ended on June 30, September 30 and December 31.

Where appropriate, we have adjusted references in this Annual Report on Form 10-K to prices and share numbers of our common stock to reflect three two-for-one stock splits. Stock splits were effected in the form of a 100% share dividend payable on March 31, 1999 to record holders of common stock on March 17, 1999, on August 18, 1999 to record holders of common stock on August 2, 1999 and on August 25, 2000 to record holders of common stock on August 8, 2000.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

RF Micro Devices, Inc. (RFMD) was incorporated under the laws of North Carolina in 1991. We design, develop, manufacture and market proprietary radio frequency integrated circuits (RFICs) primarily for wireless communications products and applications. As such, we operate as a single business segment. Our products are included primarily in cellular and personal communications service (PCS) phones, base stations, wireless local area networks (WLAN), and cable television modems. The majority of our revenue is derived from sales of RFICs designed for cellular and PCS phones. We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. These RFICs perform the transmit and receive functions that are critical to a phone's performance.

We currently design products using multiple semiconductor process technologies. These include gallium arsenide (GaAs) heterojunction bipolar transistor (HBT), silicon bipolar transistor, silicon CMOS, silicon BiCMOS, silicon germanium
(SiGe) BiCMOS and GaAs metal semiconductor field effect transistor (MESFET). We are also evaluating the development of integrated circuits utilizing indium phosphide. Generally speaking, GaAs-based products offer better electrical performance while silicon-based products are less expensive. Original equipment manufacturers (OEMs) try to maximize tradeoffs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements. We call this approach to business Optimum Technology Matching(R).

We design most of our GaAs products using HBT and believe that our GaAs HBT RFICs have the following advantages:

        o Linearity: GaAs HBT RFICs exhibit good linearity, which means they can amplify weak signals with minimal signal distortion. As a result, our customers can design phones with clearer transmission and reception.

        o Efficiency: Our GaAs HBT RFICs are efficient, which means they use less power than competing products to transmit the same signal strength. As a result, our customers can design phones with improved battery life and increased talk time.

        o Size: Because our GaAs HBT RFICs are small, they are relatively inexpensive to manufacture. As a result, we believe we offer our customers price competitive products.

Because of the importance of design to many of our parts and the strength of our GaAs HBT technology, we are a single-sourced supplier to many customers. Our products are purchased by leading OEMs such as Nokia Mobile Phones Ltd., LG Information & Communications, Ltd., Samsung Electronics Co., Ltd, Motorola, Inc., NEC Corp., Kyocera America, Inc., Ericsson Mobile Communications, QUALCOMM Inc. and Siemens A.G.

TRW Inc., which is our largest shareholder, has granted us a license (in exchange for shares of our common stock) to use its GaAs HBT process to design and manufacture products for commercial wireless applications. TRW manufactured all of our GaAs HBT products before September 1998. We now manufacture our GaAs HBT products under this license at our own manufacturing facility. We believe TRW beneficially owns 23.5 million shares or about 14% of our common stock.

INDUSTRY OVERVIEW

The wireless communications industry has grown rapidly over the past decade as a result of technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum. Technological advances have also led to the development of competing wireless communications services, the establishment of wireless applications and the emergence of third generation services that offer the prospect of even higher data access speeds, multimedia capabilities, simultaneous access to multiple services and true global roaming.

The wireless industry is experiencing a movement from wireless networks that use analog signal modulation techniques to wireless networks that use digital signal modulation techniques. As compared to analog technologies, digital technologies generally provide better signal quality, help the transmission of both voice and data and improve capacity by allowing the transmission of more information in a smaller amount of frequency space. Digital technologies place a premium on linear power amplification, which can mean higher quality signals.

The wireless communications markets have many different air interface signal transmission standards in different parts of the world, including digital standards, such as Global System for Mobile Communications (GSM), Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA), analog standards, such as Advanced Mobile Phone Service and Total Access Communications Systems, and certain hybrid standards. For PCS, the Federal Communications Commission has approved seven different air interface standards. The handsets designed for each air interface standard generally require unique RF and baseband integrated circuit solutions. Because it has become increasingly difficult for OEMs of subscriber equipment to develop and supply all the required components in a timely and cost-effective manner, some OEMs have increasingly relied on third party value-added technology providers that have the component and systems level expertise to design and the production capacity to supply these solutions. This technology outsourcing trend is particularly evident in the RF segment of the equipment due to the scarcity of RFIC engineers and the design complexity of the technology. We believe recent delays in the production of new handsets have been due primarily to technical issues faced by handset manufacturers related to the complex nature of new handsets.

RF technology presents different engineering challenges than standard semiconductor design. In general, digital and baseband semiconductor design engineers create standard semiconductor circuit designs that have predictable performance which permit an automated design process. Each RF component, however, has distinctly different characteristics that influence overall system performance in complex ways. Instead of having stable inputs and outputs, the RF circuit characteristics can drift based on process variations, temperature, power supply and other variables. As a result, performance characteristics are unique for each device, and the RF engineer must evaluate and develop new designs on a continuous basis for each system performance level and air interface standard. In addition to being skilled in semiconductor circuit design, the RF circuit designer must have a thorough understanding of signal processing principles, must understand the totality of the system for which the device is intended and must be able to create designs that function within the unique parameters of different wireless system architectures. As RF technology has moved from discrete components to integrated circuit solutions, the scarcity of engineers with both integrated circuit design and RF expertise has become more pronounced.

In early wireless communications equipment, individually packaged discrete components were mounted on circuit boards to form complex circuits used to transmit and receive RF signals. Size, reliability and cost concerns ultimately led to a move from discrete devices to silicon-based integrated circuits. Particularly for the critical power amplifier function, the use of silicon integrated circuits at cellular and PCS frequencies has been limited because of decreased operating performance. In particular, at high frequencies silicon RFICs consume more power, have relatively higher noise and distortion parameters and create excess heat.

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

GaAs integrated circuits were first implemented using a type of transistor known as MESFET. GaAs MESFET integrated circuits have certain limitations including difficulty meeting high linearity performance criteria without sacrificing other performance criteria, the general requirement of both a positive and negative power supply for power stages and the inability to shrink the device size due to the lateral structure. A different type of GaAs transistor known as an HBT, which has been used in military and space applications, is now used in commercial RF applications.

Our GaAs HBT products include power amplifiers and small signal devices that have been designed into advanced subscriber handsets manufactured by leading OEMs. In addition to the advantages that GaAs provides over silicon in terms of speed, efficiency and the ability to operate at high frequencies, we believe that GaAs HBT components offer benefits over GaAs MESFET devices in comparable applications in a number of ways, including efficiency, linearity, size and complexity.

STRATEGY

Our goal is to be the leading worldwide supplier of RFICs for a broad range of commercial wireless applications. To meet this goal, we have developed a focused strategy. The key elements are:

        o ESTABLISH SOLID CUSTOMER RELATIONSHIPS. We currently have strong customer relationships with several of the leading OEMs. These OEMs are interested in suppliers that have the design capability and manufacturing capacity to meet industry demands. In fiscal 2000, we entered into an alliance with QUALCOMM to jointly develop CDMA power amplifiers. In fiscal 2001, we expanded this alliance to include the development of wideband CDMA power amplifier modules. We plan to construct a test and tape and reel facility in China located near a Nokia handset assembly facility, which we believe will accelerate time-to-market of key components, reduce shipping costs and contribute to improved inventory management.

         o MAINTAIN DIVERSIFICATION IN PROCESS TECHNOLOGIES. We believe that we are the only provider of RFICs in commercial volumes that is able to design products in six distinct process technologies -- GaAs HBT, silicon bipolar, silicon CMOS,
                  silicon   BiCMOS,   SiGe  BiCMOS  and  GaAs  MESFET.   While
                  attempting to leverage our GaAs HBT capabilities, we also intend to continue to expand our line of silicon-based
                  RFICs.  In May 2001, we announced a strategic  alliance with
                  Agere   Systems  Inc.  in  which  we  will  deploy   silicon
                  manufacturing equipment within Agere's manufacturing line in Orlando, Florida. This alliance is designed to provide us with a guaranteed source of supply and favorable pricing for silicon wafers. Additionally, we intend to combine our expertise in the design and manufacture of highly integrated RF chips with Agere's expertise in SiGe process technology and wireless solutions to offer comprehensive solutions for multiple wireless technologies such as digital cellular phones, WLANs and Bluetooth.

         o CONTINUE TO EXPAND MANUFACTURING CAPACITY. Our first wafer fabrication facility has the capacity to produce 60,000 four-inch wafers annually. Our second wafer fabrication facility currently has the capacity to produce 40,000
                  four-inch   wafers   annually;   however,   with  additional
                  equipment, this can be increased to 60,000 four-inch wafers annually. This facility can be further expanded to increase total capacity to the equivalent of 210,000 four-inch wafers annually. Operating our own GaAs HBT wafer fabrication facilities has improved our ability to respond to customer demand for GaAs HBT products and is providing us with greater opportunities to enhance product and process quality and reliability. During fiscal 2001, we completed the expansion of our test facility. This expansion increased our in-house test capacity by approximately 30% and can be further expanded to increase test capacity by another 40%. We intend to start construction on a test and tape and reel facility in Beijing, China by the fall of calendar 2001. This facility is expected to be operational by the fall of calendar 2002.

         o        OFFER A WIDE  RANGE OF RF  PRODUCTS.  We offer a full line of
                  products   that   include   power   amplifiers,   low  noise
                  amplifiers/mixers, quadrature modulators/demodulators and single chip transceivers. For cellular and PCS applications, we offer products addressing virtually all of the analog and digital air interface standards. Our design engineering staff has developed proprietary design and fabrication modeling techniques and tools to enable us to deliver state-of-the-art integrated circuit designs that meet our customers' stringent technical specifications. In response to customer requests, we are also offering RFICs in a module package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as capacitors, inductors and resistors, that are commonly incorporated into end-user devices. Our alliance with Agere is intended to define and develop next-generation silicon processes for wireless applications that we believe will ultimately lead to the development of new wireless products.

         o FOCUS PRIMARILY ON WIRELESS MARKETS. Since RFMD's formation in 1991, we have focused our efforts almost exclusively on the design, development, manufacture and sale of RFICs to participants in the commercial wireless markets. We have developed and sold integrated circuits for a broad range of applications within these markets, including cellular and PCS, base stations, cordless telephony, industrial radios, LANs, local loop, security, Bluetooth and utility meter reading. Despite our focus on wireless markets, we also evaluate other markets and will attempt to enter them if the opportunity presents itself.

         o MAINTAIN BALANCED PRODUCT MIX. We strive to maintain a balance between custom and standard products. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products normally are manufactured on an exclusive basis for the originating customer for an agreed period of time. Once exclusive production is over, we attempt to quickly move custom products into the standard product category in order to broaden our customer base and leverage our design and product development expenditures.

MARKETS

We design, develop, manufacture and market our products to both domestic and international OEMs for commercial applications primarily in the wireless markets, cellular and PCS handsets, base stations and WLAN equipment.

CELLULAR AND PCS HANDSETS

In cellular and PCS applications, calls are placed through handheld subscriber devices by making a connection with a base station via RF channels.

BASE STATIONS

Base stations installed across an area create a wireless telecommunications network that enables cell phones to communicate with one another or with wired telephones. Each base station is equipped to receive and send RF signals through an antenna, as well as amplify outgoing signals to ensure the transmission reaches its destination without fading. For both existing and future generation wireless technologies, these base stations provide the system backbone and must be in place before cell phones can be used.

WIRELESS NETWORKS

Wireless networking involves the transmission and reception of data such as e-mail, faxes and computer files by desktop and portable computers via wireless RF links rather than wired lines. Network coverage ranges from WLANs, which might be found within a business or single building, to metropolitan area networks, which would be limited to a defined metropolitan or geographic area, to wide area networks, which connect individuals and work groups over larger geographic areas.

OTHER MARKETS

We also supply custom components for other applications. In the wireless market, we supply components for local loop systems, cordless telephony, industrial radios, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, home networking, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems. We also market various components for satellite and microwave communications applications, and certain of our components, such as gain blocks and attenuators, are used for instruments and in other wired applications.


MANUFACTURING, PACKAGING AND TESTING

We are an ISO 9001 certified manufacturer. Our production process starts with GaAs substrates, called wafers. A transistor layer is grown on the wafer using a molecular beam expitaxy (MBE) process in our MBE facility. These wafers are sent to our wafer fabrication facility where we isolate the transistor layer and interconnect the transistors according to circuit design. The wafers are then scribed and broken into individual die. The die must be assembled, or packaged, and tested. After testing, the RFICs are prepared for shipment through a tape and reel process.

We began manufacturing our own GaAs HBT products in September 1998. We have one MBE facility and two wafer fabrication facilities located in Greensboro, North Carolina. During fiscal 2001, our first wafer fabrication facility accounted for $276.5 million in sales, or approximately 82% of our total revenue. Construction on the second wafer fabrication facility was completed in December 2000; however, it was not put into production in fiscal 2001 due to slowing order activity. We currently expect to qualify the facility in the second quarter of fiscal 2002 and start production during the third quarter of fiscal 2002.

We currently use independent foundries to supply our silicon-based product requirements and our GaAs MESFET devices. Use of independent foundries involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. During the first quarter of fiscal 2002, we announced a strategic alliance with Agere in which we will deploy silicon manufacturing equipment within Agere's manufacturing line in Orlando, Florida. This alliance is designed to guarantee us a source of supply and favorable pricing on silicon wafers. We expect to begin to realize cost benefits from this relationship in fiscal 2003.

We currently use eight vendors located in Asia, one vendor located in France and one vendor located in the United States to package and assemble our products. All of these vendors are certified to applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by independent examiners to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.

We have encountered packaging quality problems with certain of our vendors, particularly with regard to GaAs products. We have taken steps to improve the reliability of packaging quality; however, we cannot be sure that we will not experience additional packaging quality problems in the future. We will continue to monitor closely our vendors as the complexity of our products and our production volumes increase.

We also assemble and package in-house certain modules. We had not previously packaged any type of RFIC on a commercial basis, and this vertical expansion of our business has necessitated significant investment in equipment and additional personnel and is requiring us to develop expertise in new production techniques that are significantly different from RFIC fabrication processes.

We use two independent test vendors in Asia to test our products. In September 2000, we opened a new test facility located in Greensboro, North Carolina. The expanded facility increased our current in-house test capacity by approximately 30% and can be further expanded to increase test capacity by another 40%.

While the majority of the tape and reel function is done internally, we also use two domestic outside vendors. In addition, we intend to build a test and tape and reel facility near a handset assembly facility operated by Nokia in Beijing, China. Construction of this facility is expected to start by the fall of calendar 2001, with the facility currently scheduled to be operational by the fall of calendar 2002.

We maintain an inventory of certain standard products based on our internal forecasts of expected demand for these products. For custom-designed products, designs of our products are verified both by us and by the customer before orders for production wafers are placed. Upon receipt of orders, we schedule production based on order size, customer delivery requirements, production schedules and other production considerations.

We typically experience lower yields on new products compared to yields on our mature products. Due to the complexity of our new module products, we have encountered significant technical challenges with respect to module assembly and testing that have also contributed to lower yields. These lower yields, combined with higher costs, have negatively impacted our gross margins. However, we are currently implementing a series of cost reduction and yield improvement initiatives designed to improve gross margins on our module products. We are also evaluating alternatives in the design of modules.

PRODUCTS AND APPLICATIONS

We offer a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom orders are normally manufactured on an exclusive basis for a negotiated period. Once exclusivity periods expire, we attempt to convert custom products into standard products to broaden our customer base and leverage our design and product expenditures. At March 31, 2001, we offered over 350 products in the following categories:

POWER AMPLIFIERS

Power amplifiers are our largest product class, representing approximately 44% of our products offered during fiscal 2001. Power amplifiers provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. Power amplifiers operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. Power amplifiers are often the most critical RF component for a number of reasons. They frequently are the most expensive RF component and are difficult to design and implement. In addition, power amplifiers normally use the greatest amount of battery power in a handset, which impacts talk time, and they generally dissipate the greatest amount of heat.

GAIN BLOCKS

Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal's strength has been diminished by processing through a filter or other component. Gain blocks accounted for approximately 18% of our products offered in fiscal 2001.

LOW NOISE AMPLIFIERS/MIXERS

Low noise amplifiers (LNA)/mixers accounted for approximately 13% of our products offered in fiscal 2001. An LNA is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 times with the addition of as little "white noise" as possible. LNAs are commonly integrated into circuits with mixers (also referred to as "down-mixers" or "down converters"), and this combination generally is referred to as a "receiver front end." Mixers accept the filtered output from the LNA, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency (IF) signal, which is easier to process.

QUADRATURE MODULATORS/DEMODULATORS

Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with an RF signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received RF signals and recovering the embedded digital information for further processing. Approximately 11% of our products offered in fiscal 2001 were quadrature modulators/demodulators.

TRANSMITTERS, RECEIVERS AND TRANSCEIVERS

Single  chip  transmitters  and  receivers  send and receive  wireless  signals.
Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. This category accounted for approximately 7% of our products offered during fiscal 2001.

IF COMPONENTS

In a typical handset, high frequency RF signals are converted into lower frequency IF signals by the LNA/Mixer and then to baseband in the receive functions. In the transmit function, baseband inputs (e.g., voice) are converted from analog to digital form and processed through the IF range to the higher RF frequency before transmission through the antenna. Our IF devices include digitally controlled IF amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for IF-to-baseband conversion in the receive mode. IF components accounted for approximately 5% of our products offered during fiscal 2001.

ATTENUATORS

An attenuator is a device that reduces the level of an input signal by controllable amounts. Our attenuators are programmable through use of an external analog or digital control signal to reduce signals to desired levels with minimal noise and signal loss when the device is not active. Like gain blocks, attenuators have many applications both within and outside the wireless markets. Approximately 2% of our products offered in fiscal 2001 were attenuators.

PRODUCTS BY TECHNOLOGY

By technology, approximately 64% of our products offered during fiscal 2001 were fabricated with GaAs HBT. Approximately 26% of our products offered used conventional silicon technology. SiGe and GaAs MESFET technologies were used in approximately 4% and 7%, respectively, of our products offered.

RAW MATERIALS

Given the number of component parts used in module production, we may experience shortages of raw materials. However, due to slowing of orders in the industry, component supply has become more readily available.

CUSTOMERS

Sales to our largest customer, Nokia, were approximately $178.6 million, representing approximately 53% of our revenue in fiscal 2001. No other customer accounted for 10% or more of revenue during fiscal 2001.

We have agreed to provide Nokia with access to certain RFIC technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia's requirements for certain RFICs. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue.

In fiscal 2000, we entered into an alliance with QUALCOMM to jointly develop CDMA power amplifier modules. During fiscal 2001, two families of products were developed. These products provide higher levels of integration and, with advanced packaging technology, enable handset manufacturers to produce phones with smaller form factors and increased talk-time. Initial sales of these products were lower than expected in fiscal 2001 due to a combination of technical and marketing-related issues. However, these issues have been addressed and we expect sales of products under this alliance to increase in fiscal 2002. In March 2001, we expanded our alliance with QUALCOMM to develop a wideband CDMA power amplifier module for inclusion in QUALCOMM's integrated circuit family.

SALES AND MARKETING

We sell our products worldwide directly to customers as well as through a network of 11 domestic sales representative firms and seven foreign sales representative firms. One South Korean sales representative firm, Jittek, accounted for approximately 10% of our revenue during fiscal 2001. We select our domestic and foreign representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives to keep them knowledgeable of our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. We have sales offices in Greensboro, North Carolina, the United Kingdom, Sweden, Finland and Taiwan and sales and support teams in San Diego, California and Japan. We also have an unmanned sales office in Denmark available to our staff while traveling to customer locations. The opening of these sales offices represents the shift of a greater portion of our sales and marketing efforts in-house, a trend that we intend to continue. We intend to open an office in South Korea in fiscal 2002.

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

STRATEGIC RELATIONSHIP WITH TRW

In June 1996, we entered into a broad strategic relationship with TRW based on a technology license from TRW to us and a supply arrangement between the parties. As a part of this relationship, TRW provided us with $25.0 million of equity and debt financing and became a significant shareholder of RFMD. Our key goal in entering into this alliance was to enable us to construct a four-inch wafer fabrication facility to manufacture products using GaAs HBT technologies developed by TRW and licensed to us.

Under our license agreement, TRW has granted us fully paid up, royalty-free, worldwide licenses with respect to certain of TRW's existing and future GaAs HBT patent rights and MBE process patent rights, with accompanying know-how and technical information, to design, develop, manufacture, market, service and repair certain existing products of ours and any GaAs HBT product in which the emitter of the GaAs HBT has a width of one to three microns. These products must be for commercial wireless communications applications and operate on signals having a frequency of less than 10 GHz. Subject to TRW's right to use the licensed technology to provide to customers on an ongoing basis certain specified foundry services, both licenses are exclusive as to all persons including TRW.

TRW also granted us non-exclusive licenses to use certain of its existing GaAs HBT rights and MBE rights for the development and sale of certain of our existing products for applications other than commercial wireless communications. The license agreement provides that TRW will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with TRW any modifications or improvements that we make in the technology or the products developed therefrom, and to grant TRW a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement for default, whether due to our default or otherwise, our rights to TRW's technologies would cease.

In November 1999, we expanded our license with TRW to permit us to use TRW's GaAs HBT technology also to manufacture products for commercial coaxial and other non-fiber wire applications. In consideration for this expanded license, we granted TRW two additional warrants for the purchase of shares of our common stock. The first, for 500,000 shares of common stock, was exercised on January 3, 2001 at an exercise price of $20.00 per share. The second warrant is for 1,000,000 shares of common stock at $20.00 per share and is exercisable after December 31, 2000 and expires on December 31, 2001, but may not be exercised until we achieve certain annualized sales milestones and will become null and void if we fail to achieve these milestones. The value of these warrants has been estimated to be $10.0 million, which represents the cost of our right to use TRW's technology for these new applications.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused primarily on the development of new integrated circuit products, and also at improving manufacturing processes and yields. At March 31, 2001, there were 327 employees in our research and development organization; however, given favorable business conditions, we anticipate adding approximately 50 employees in research and development in fiscal 2002. To better accommodate our RFIC design engineers, we have design centers in Scotts Valley, California; Cedar Rapids, Iowa; Chandler, Arizona; Boston, Massachusetts; and Pandrup, Denmark that are currently staffed by a total of 92 engineers. The Denmark design center was opened in fiscal 2001.

Our circuit design staff is continually developing RFIC design solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating test RF circuits under emerging semiconductor process technologies to augment our Optimum Technology Matching(R) program and to meet our customers' future wireless equipment needs. In fiscal 2001, we established an Advanced Development Group to focus on next-generation technology in the areas of RFIC design, packaging and semiconductor processes. The purpose of this group is to develop technologies that can be quickly transitioned into new state-of-the art products. Additionally, we believe our strategic alliance with Agere will enable us to jointly define and develop next generation wireless silicon processes.

In fiscal 2001, 2000 and 1999, we incurred approximately $60.3 million, $33.3 million, and $14.2 million, respectively, in research and development expenses. We do not separately account for RFMD-sponsored and customer-sponsored research and development expenses.

The market for RFICs is characterized by rapid changes in product designs and the emergence of new semiconductor technologies used to fabricate higher performance devices. Because the demand of OEMs for continual improvements in product performance is expected to increase, we believe that our future success depends in part on our ability to design RFICs under emerging wafer fabrication technologies that meet the cost and performance parameters of our customers. Moreover, we believe we must be able to attract and retain qualified research and development personnel.

COMPETITION

Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. We also experience competition for GaAs HBT products from companies that have or may develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their own requirements. Our primary competitors are Conexant Systems, Inc., Hitachi Ltd. and Philips N.V. We believe Hitachi is the current leader in module development. However, we feel we are well-positioned to improve current module designs and offer flexibility to our customers in the production of future modules.

We believe  that  competition  within the  markets  for our  products  is driven primarily  by the  ability  to design and  deliver  high  performance  and price competitive products in sufficient quantities and in a timely manner. Competition is also affected by the quality of customer service and technical support and the ability to design customized products that address each customer's particular requirements and cost limitations. Many of our current and potential competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. Further, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability by causing us to reduce prices or by reducing demand for our products.

INTELLECTUAL PROPERTY

It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own several U.S. patents for GaAs HBT power amplifiers and related circuits, the earliest of which will expire in 2015. Numerous additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents or will infringe upon intellectual property rights of others. It is also possible that a court will find the issued patents invalid or unenforceable under numerous legal principles relating to prior art disclosures or inequitable conduct before the U.S. Patent and Trademark Office.

We have numerous trademark registrations and applications pending in the United States and throughout the world. We seek registrations for our primary trademarks, servicemarks and trade names; however, others may have trademark rights superior to ours in certain jurisdictions, and in some instances our designations may not be viewed as sufficiently distinctive to warrant exclusive trademark protection. We believe that we have the right to use our selected designations, and that these designations are distinctive and capable of trademark protection. Nevertheless, if our marks are successfully challenged on these basis, it is possible that we will not be permitted to operate in a jurisdiction under our trademark, servicemark or trade name or that we will not have the exclusive right to use these designations.

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

BACKLOG

At March 31, 2001, our backlog was approximately $86.7 million, compared to approximately $108.9 million at the end of fiscal 2000. We include in backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

At March 31, 2001, we had 1,145 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, RFIC design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our employee relations are good.

ENVIRONMENTAL MATTERS

By virtue of operating our MBE and wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the RFIC manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up discharges. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. There can be no assurance, however, that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information in this Annual Report on Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Annual Report on Form 10-K or that we have made or will make elsewhere.

OUR OPERATING RESULTS FLUCTUATE.

Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:

         o our ability to achieve cost savings and improve yields on our new products;

         o our ability to design, manufacture and deliver our products in a timely and cost-effective manner;

         o our ability to design, manufacture and deliver our products in large enough volumes to satisfy our customers' requirements;

         o the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers' requirements;

         o       availability of raw materials;

         o       unexpected poor line, assembly or test yields for our products;

         o our ability to bring our second GaAs HBT wafer fabrication facility into operation;

         o       our ability to increase capacity utilization;

         o       demand for our products;

         o       demand for our customers' products;

         o       competition; and

         o       general industry and global economic conditions.

During fiscal 2001, we experienced lower-than-expected order activity due to three factors: an overly optimistic forecast for the growth of the handset market that led to excess inventories among manufacturers and reduced component demand; introduction delays by manufacturers for some highly complex next-generation handsets; and a delay in the introduction of one of our next-generation products. These factors negatively impacted our operating results in the second half of fiscal 2001. Excess inventory among manufacturers and delays in next-generation handsets by manufacturers will likely negatively impact our operating results in fiscal 2002.

It is likely that our future operating results will again be adversely affected by the factors set forth above or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

WE FACE CHALLENGES MANAGING RAPID GROWTH.

We experienced significant growth that placed a great strain on our management and other resources. We have grown to 1,145 employees on March 31, 2001 from 133 employees on March 31, 1997. To manage our growth effectively, we must:

        o implement and continue to improve operational and financial systems;

        o coordinate the construction, upfit and start-up of our new facilities;

        o       expand our presence in international locations, including China;

        o       train and manage our employee base; and

        o attract qualified people with experience in RF engineering, integrated circuit design and technical marketing and support.

Competition for these people is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly, test and tape and reel partners. Our systems, networks, software tools, procedures or controls may not be adequate to support our operations and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results may also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our operating results will be adversely affected.

WE FACE RISKS ASSOCIATED WITH OUR MBE AND WAFER FABRICATION FACILITIES.

Developing, expanding and exploiting our own GaAs HBT manufacturing capacity has been and continues to be a key element of our overall business strategy.

We began commercial shipments of products from our first wafer fabrication facility in September 1998. During fiscal 2001, we completed the construction of a second wafer fabrication facility. Production shipments from the second facility are expected to begin in the second half of fiscal 2002. As we initiate production at this facility, we must qualify each new RFIC design with our customers. As parts are brought into production, we must maintain our cycle times and our line, assembly and test yields in order to reach our manufacturing goals. A number of factors will affect the future success of our facilities, including the following:

        o        our ability to qualify new products in a timely manner;

        o        demand for our products;

        o        our manufacturing cycle times;

        o        our production yields;

        o our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;

        o our ability to hire, train and manage qualified production personnel;

        o our compliance with applicable environmental and other laws and regulations; and

        o our inability to use all or any significant portion of our facilities for prolonged periods of time for any reason.

Bringing  the  new  fabrication   facility  on-line  will  be  labor  intensive,
technically challenging, time consuming and logistically complex. It will require us to make significant investments of labor, including the hiring and training of skilled production personnel. Once the clean room is operational, we must transfer our manufacturing process and run test wafers until the manufacturing process is adjusted to the point where commercial production is feasible. Before production can commence, wafers must be qualified by individual customers on a component-by-component basis, even for products previously qualified at our first wafer facility. The delay in one or more steps could materially delay the entire process.

As a result, we cannot be sure that we will be able to implement successfully and in a timely manner our GaAs HBT processes at our second wafer facility or that we will be able successfully to continue to produce GaAs HBT wafers at acceptable manufacturing yields or in a manner that allows us to offer GaAs HBT products from our facilities at competitive prices. A failure or delay in our efforts to fabricate GaAs HBT wafers at acceptable manufacturing cycle times, yields, costs and quality and in volumes sufficient to satisfy customer demands could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A FEW LARGE CUSTOMERS.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. In fiscal 2001, our top five customers accounted for 67% of total revenue. Nokia was our largest customer during fiscal 2001, accounting for 53% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them.

We typically manufacture custom products on an exclusive basis for one customer for a negotiated period of time. This factor, along with capacity constraints, makes it difficult for us to diversify our customer base. The concentration of our revenue with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. We experienced such a decrease in demand during the last half of fiscal 2001. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

IF WE EXPERIENCE POOR PRODUCTION YIELDS, OUR OPERATING RESULTS MAY SUFFER.

Our integrated circuit products, especially our GaAs HBT products, are very complex. Each product has a unique design and each product is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our new module products, which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products meet their exact specifications for quality, performance and reliability.

Our products are manufactured on GaAs or silicon substrates, called wafers. Before our customers can use our products, the wafers must be processed and scribed and broken into individual die. The die must be assembled, or packaged, and then the final product must be tested. Our manufacturing yield is a combination of:

        o line yield, which is the number of usable wafers that result from our fabrication process;

        o assembly yield, which is the number of assembled parts we actually receive from the packaging house divided by the number of die available on the wafer; and

        o test yield, which is the number of assembled parts that pass all component level testing divided by the total number of parts tested.

Due to the complexity of RFICs, we periodically experience difficulties in achieving acceptable yields on certain new products. We are implementing yield improvement programs and expect to see improvements in fiscal 2002; however, we cannot be sure that this will be the case or what yield levels we will be able to achieve.

Our customers also test our RFICs once they have been assembled into their products. The number of usable RFICs that result from our production process can fluctuate as a result of many factors, including the following:

        o        design errors;

        o        defects in photomasks used to print circuits on a wafer;

        o        minute impurities in materials used;

        o        contamination of the manufacturing environment;

        o        equipment failure or variations in the fabrication process;

        o        losses from broken wafers or other human error; and

        o        defects in packaging.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON DEMAND FOR OUR GAAS HBT PRODUCTS.

Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of GaAs HBT products. During fiscal 2001, 92% of our revenue came from the sale of GaAs HBT products. We currently expect that this process concentration will continue in the near term. Our dependence on GaAs HBT products could ultimately hurt our operating results in the future. Competitors have begun to enter the market and offer their own GaAs HBT products, and direct competition with competitors with GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies are constantly being developed and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON DEVELOPMENT OF NEW
PRODUCTS.

Our future success will depend on our ability to develop new RFIC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and we must secure production orders from our customers. The development of new RFICs is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past, including during fiscal 2001. Our successful product development depends on a number of factors, including the following:

        o the accuracy of our prediction of market requirements and evolving standards;

        o        acceptance of our new product designs;

        o        the availability of qualified RFIC designers;

        o        our timely completion of product designs; and

        o        acceptance of our customers' products by the market.

We may not be able to design and introduce new products in a timely or cost-efficient manner and our new products may fail to meet the requirements of the market or our customers. In that case, we will not likely reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins require significant expenditures by us and typically precede volume revenues by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customers' products.

OUR INDUSTRY'S TECHNOLOGY CHANGES RAPIDLY AND WE DEPEND ON THE DEVELOPMENT AND GROWTH OF WIRELESS MARKETS.

We depend on the development and growth of markets for wireless communications products and services. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop.

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

WE DEPEND HEAVILY ON OUR RELATIONSHIP WITH NOKIA.

We have agreed to provide Nokia with access to certain RFIC technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia's requirements for certain RFICs. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue. In fiscal 2001 sales to Nokia were 53% of our revenue. The loss of Nokia as a customer for any reason would have a material adverse effect on our operating results.

WE DEPEND ON TRW FOR GAAS HBT TECHNOLOGY.

During fiscal 2001, 92% of our revenue came from the sale of GaAs HBT products, of which 89% was attributable to products produced at our facility.

We depend on our exclusive license from TRW for its GaAs HBT technology. If the license is terminated or if it were determined that this technology infringed on a third party's intellectual property rights, our operating results would be adversely affected. TRW made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else.

WE DEPEND HEAVILY ON THIRD PARTIES.

We use two independent foundries to manufacture our silicon-based products. We will remain dependent on a small number of independent foundries to manufacture our products on a timely basis, to achieve acceptable manufacturing yields and to offer us competitive pricing. The inability of these independent foundries to deliver our products on a timely basis, allocate us sufficient manufacturing capacity, achieve acceptable yields or offer us competitive pricing would have a material adverse effect on our operating results. In the first quarter of fiscal 2002, we announced a strategic alliance with Agere that is intended to guarantee supply and favorable pricing of silicon wafers. We cannot be sure that we would be able to locate other foundries to make our products if we lost any of these sources of supply.

We use ten independent vendors to assemble and package all of our integrated circuits, two independent vendors to test our products and two independent vendors to tape and reel our products. We have had packaging quality problems with some of our vendors, especially with GaAs HBT products, and it is likely that we will have more packaging problems in the future. However, we have taken steps to improve the reliability of packaging quality and continue to monitor our vendors. A delay or reduction in product shipments or unexpected product returns because of these problems could have an adverse effect on our operating results.

Given the shift to module production, we also rely on suppliers of passive component parts. A delay in the receipt of these raw materials could delay product shipments and have an adverse effect on our operating results.

WE OPERATE IN A VERY COMPETITIVE INDUSTRY.

Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT technology or are developing GaAs HBT or new fabrication processes. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Any of them could develop products that compete with or replace ours. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments would have an adverse effect on our operating results.

Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors, including Conexant, Hitachi and Philips, may have greater financial, technical, manufacturing and marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

WE DEPEND HEAVILY ON KEY PERSONNEL.

Our success depends in part on keeping key technical, marketing, sales and management personnel. We do not have employment agreements with any of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES AND OPERATIONS.

Sales to customers located outside the United States accounted for about 52% of our revenue in fiscal 2001. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.

All but one of our circuit assembly vendors and both of our test vendors are located outside the United States. This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in U.S. dollars. Our assembly costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international assemblers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.

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

During fiscal 2000, three of our new employees were named defendants in trade secret litigation in connection with our hiring of them. The former employers of these individuals asserted that, among other things, our hiring would lead to disclosure of that party's trade secrets. We believe these claims were without merit, and this litigation has been resolved in a satisfactory manner; however, we could or our employees could be subject to similar claims and litigation in the future.

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

TRW AND OUR MANAGEMENT ARE SIGNIFICANT SHAREHOLDERS.

Our directors and executive officers and their affiliates (including TRW) beneficially own about 16% of RFMD's common stock. TRW, our largest shareholder, beneficially owns about 14% of the common stock. These shareholders thus can exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. TRW has agreed to refrain until June 6, 2002 from taking certain actions affecting control over us. If a third party offers to acquire all of our stock, however, TRW will have 30 days to make a counterproposal on the same or better terms and could require us to submit the proposal to a vote by our shareholders. This right could discourage a third party from offering to acquire all of our outstanding shares.

OUR STOCK PRICE IS SUBJECT TO VOLATILITY.

The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, new products by us or our competitors, transactions by corporate insiders and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

FUTURE SALES OF SHARES COULD HAVE AN ADVERSE EFFECT ON MARKET PRICE.

Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. As of May 25, 2001 we had outstanding a total of 164.7 million shares of common stock. Of these shares, approximately 141.8 million shares are freely tradable without restriction or further registration under the Securities Act, except for any shares acquired by our "affiliates," as that term is defined in Rule 144 under the Securities Act. We believe that the holders of the remaining 22.9 million shares are affiliates and, accordingly, that their shares may be sold without registration only in compliance with the Securities Act (including Rule 144). As of March 31, 2001, options to purchase 17.8 million shares of common stock were outstanding under our stock option plans, with a weighted average exercise price of $14.08 per share and a weighted average remaining contractual life of 7.9 years. Of these, options to purchase 4.2 million shares were exercisable at March 31, 2001, at a weighted average exercise price of $7.74 per share.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR SHAREHOLDERS, CAUSE US TO INCUR DEBT AND ASSUME CONTINGENT LIABILITIES.

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

        o difficulties in assimilating acquired operations, technologies or products;

        o unanticipated costs or capital expenditures associated with the acquisition;

        o acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operation;

        o        diversion of management's attention from our business;

        o injury to existing business relationships with suppliers and customers; and

        o failure to successfully integrate these businesses, products, technologies and personnel.

ITEM 2.  PROPERTIES

We currently do not own any of our facilities. We lease three office facilities and one storage facility in Greensboro, North Carolina. We previously owned one of the office properties, which houses our corporate headquarters; however, in March 2001, we completed a sale-leaseback transaction with respect to the property. A portion of another office facility houses our tape and reel function. The tape and reel capacity is approximately 60% utilized.

Adjacent to our office facilities are our two wafer fabrication facilities and our packaging facility. Utilization of the first wafer facility is approximately 67%. The second wafer facility is not being utilized, as there is sufficient capacity in the first facility to meet current demand. We expect to start production in the second wafer facility in the second half of fiscal 2002.

We lease two additional facilities in Greensboro for MBE wafer starting material production and RFIC testing. Utilization of the MBE facility is approximately 67% and utilization of the test facility is approximately 33%.

We also lease space for our design centers in Scotts Valley, California; Cedar Rapids, Iowa; Boston, Massachusetts; Chandler, Arizona; and Pandrup, Denmark and for sales and support in Reading, United Kingdom; Oulu, Finland; Copenhagen, Denmark; and Taipei, Taiwan. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "RFMD." The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. Prices have been adjusted to reflect two-for-one stock splits, each effected in the form of a 100% share dividend, payable on August 18, 1999 to record holders on August 2, 1999 and on August 25, 2000 to record holders on August 8, 2000. As of May 25, 2001, there were 1,337 holders of record of our common stock.

                                       High               Low
Year Ended March 31, 2001
  First Quarter                          $ 70.75            $  33.56
  Second Quarter                           49.97               30.13
  Third Quarter                            37.38               12.09
  Fourth Quarter                           28.50               10.06
For Fiscal Year 2001                       70.75               10.06

Year Ended March 31, 2000
  First Quarter                          $ 18.88           $    9.50
  Second Quarter                           27.44               16.05
  Third Quarter                            41.50               19.81
  Fourth Quarter                           92.25               31.94
For Fiscal Year 2000                       92.25                9.50

We have never paid dividends on our capital stock. We intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying dividends without the consent of our lenders.

On January 3, 2001, we issued 500,000 shares of common stock to TRW Inc., a corporation we believe to qualify as an accredited investor, upon its exercise of a warrant we issued in November 1999 in connection with TRW's grant to us of a license to use its GaAs HBT technology in products for certain non-fiber wired communication applications. The warrant's exercise price was $20.00 per share. We issued the shares in reliance on the exemption from registration provided in
Section 4(2) of the Securities Act of 1933, as amended, based on the sophistication of the warrant holder and the nature of the transaction.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                      Year Ended March 31,
                                           2001             2000              1999             1998             1997
                                     ---------------------------------------------------------------------------------------
                                                             (In thousands, except per share data)

Total revenue                             $335,364         $288,960          $152,852           $45,350         $ 28,802

Net income (loss)                          $34,974          $50,094           $19,561           $ (523)          $ 1,652

Net income (loss) per share:
   Basic                                   $  0.22          $  0.32           $  0.14          $ (0.00)           $ 0.07
   Diluted                                 $  0.20          $  0.29           $  0.13          $ (0.00)           $ 0.02

Shares used in per share calculation:
   Basic                                   161,820          158,728           136,944           108,072           22,224
   Diluted                                 173,216          171,668           147,472           108,072           89,720

Total assets                              $720,931         $344,612          $275,758          $ 93,364         $ 36,265

Long-term   debt  and  capital  lease
obligations, less current portion         $295,963           $8,203          $ 12,587          $ 12,524         $ 10,829

Redeemable    convertible   preferred
stock                                            -                -                 -                 -         $ 28,257


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2001 annual report to shareholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2001 annual report to shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Information required by this Item is contained in the section entitled "Financial Statements and Supplemental Data" in our fiscal 2001 annual report to shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 24, 2001 under the captions "Executive Officers," "Nominees for Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 24, 2001 under the caption "Executive Compensation," which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 24, 2001 under the caption "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 24, 2001 under the caption "Certain Transactions," which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1)   Financial Statements

The following consolidated financial statements of RF Micro Devices, Inc. are included in our fiscal 2001 annual report to shareholders and are incorporated herein by reference:

         i.       Consolidated Balance Sheets as of March 31, 2001 and 2000

         ii. Consolidated Statements of Income for the fiscal years ended March 31, 2001, 2000 and 1999

         iii. Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2001, 2000 and 1999

         iv. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2001, 2000 and 1999

         v.       Notes to Consolidated Financial Statements

         (a)(2) Schedule II; Valuation and Qualifying Accounts -- see additional section of this Report.

No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto included herein.

         (a)(3)   Exhibits

Exhibit
  No.       Description
3.1         Amended and Restated Articles of Incorporation of RF Micro Devices, Inc. (1)
3.2         Amendment to Articles of Incorporation (2)
3.3         Bylaws of RF Micro Devices, Inc. (3)
4.1         Specimen Certificate of Common Stock (3)
4.2         Warrant No. 99-2, dated November 15, 1999, for the purchase of up to 1,000,000 shares of common stock (4)
4.3         Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005 (5)
4.4         Indenture, dated August 1, 2000 (5)
4.5         Registration Rights Agreement, dated August 1, 2000 (5)

            The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K

10.1        1992 Stock Option Plan of RF Micro Devices, Inc. (3)*
10.2        Form of Stock Option Agreement (1992 Stock Option Plan) (3)*
10.3        1997 Key Employees Stock Option Plan of RF Micro Devices, Inc., as amended (4)*
10.4        Form of Stock Option Agreement (1997 Key Employees' Stock Option Plan) (3)*
10.5        Amended and Restated Nonemployee Directors' Stock Option Plan of RF Micro Devices, Inc. *
10.6        Form of Stock Option Agreement (Directors' Stock Option Plan) *
10.7        1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (4)*
10.8        Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (4)*
10.9        Stock Option Agreement,  dated October 27, 1998,  between RF Micro Devices, Inc. and Albert E. Paladino, as amended (4)*
10.10       Stock Option  Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (4)*
10.11       License and  Technical  Assistance  Agreement,  dated June 6, 1996,  between RF Micro  Devices,  Inc. and the
            Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. (3)
10.12       Lease  Agreement,  dated October 31, 1995,  between RF Micro  Devices,  Inc. and Piedmont  Land  Company, as amended (3)
10.13       Lease  Agreement,  dated  October 9, 1996,  between RF Micro  Devices,  Inc.  and  Highwoods/Forsyth  Limited
            Partnership, as amended (3)
10.14       Master Equipment Lease Agreement,  dated as of December 2, 1996, between Finova Technology Finance,  Inc. and
            RF Micro Devices, Inc. (3)
10.15       Lease Agreement,  dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (6)
10.16       Lease dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC (4)
10.17       Lease Agreement,  dated November 5, 1999, between Highwoods Realty Limited  Partnership and RF Micro Devices, Inc. (4)
10.18       License Agreement, dated November 15, 1999, between TRW Inc. and RF Micro Devices, Inc. (4)
10.19       Cooperation Agreement, dated November 15, 1999, between TRW Inc. and RF Micro Devices, Inc. (4)
10.20       Amended,  Restated and Replacement  Participation  Agreement,  dated as of December 31, 1999,  among RF Micro
            Devices,  Inc., as the Construction  Agent and as the Lessee;  First Security Bank,  National  Association,  not
            individually,  except as expressly stated therein,  but solely as the Owner Trustee under the RFMD Real Estate Trust
            1999-1;  the Various Banks and Other Lending Institutions  Which Are Parties  Thereto  from Time to Time,  as the
            Holders;  the Various Banks and Other Lending Institutions Which Are Parties  Thereto from Time to Time, as the Lenders;
            and First Union National  Bank,  as the Agent for the  Lenders  and  respecting  the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests (4)
10.21       Amended,  Restated  and  Replacement  Lease  Agreement,  dated as of December  31,  1999,  between First Security  Bank,
            National Association, not individually, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1, as
            Lessor,  and RF Micro Devices, Inc., as Lessee (4)
10.22       Amended,  Restated and  Replacement  Credit  Agreement,  dated as of December 31, 1999, among First Security Bank,
            National  Association, not individually,  except as expressly stated therein, but solely as the Owner Trustee  under the
            RFMD Real Estate Trust  1999-1,  as the Borrower; the Several Lenders from Time to Time Parties thereto; and First Union
            National Bank, as the Agent (3)
10.23       First Amendment to Certain  Operative  Agreements  (RFMD Real Estate Trust No. 1999-1) dated as of April 17, 2000 among
            RF Micro Devices, Inc., as the  Construction  Agent and as the Lessee,  First Security Bank, National  Association,  not
            individually,  except as expressly stated  herein,  but solely as the Owner Trustee under the RFMD Real Estate  Trust
            1999-1,   the  Various   Banks  and  Other  Lending Institutions  which are Parties  Thereto  from Time to Time,  as the
            Holders,  the Various Banks and Other Lending Institutions which are Parties  Thereto from Time to Time, as the Lenders,
            First  Union National  Bank,  as the Agent for the  Lenders  and  respecting  the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their  interests and Credit  Suisse First Boston, as Syndication Agent (2)
10.24       Summary of terms of RF Micro Devices, Inc. FY 2001 Executive Bonus Plan*
10.25       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and David A. Norbury*
10.26       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt*
10.27       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal*
10.28       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Arthur E. Geissberger*
10.29       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Robert A. Bruggeworth*
10.30       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr.*
10.31       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Powell T. Seymour*
10.32       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Gary J. Grant*
10.33       Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Forrest Moore*
13          Excerpts from Annual Report to Shareholders for the fiscal year ended March 31, 2001
21          Subsidiaries of RF Micro Devices, Inc.
23          Consent of Ernst & Young LLP

--------------

(1) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999

(2) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000

(3) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1 (File No. 333-22625)

(4) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999

(5) Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 (File No. 333-49432)

(6) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999


*  Executive compensation plan or agreement


         (b)      Reports on Form 8-K filed in the 4th quarter of fiscal 2001:

None.

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

                                                 RF Micro Devices, Inc.

Date:  June 19, 2001                             /s/ David A. Norbury
                                                -------------------------------
                                                 By:      David A. Norbury
                                                          President and Chief
                                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 19, 2001.

/s/ David A. Norbury
--------------------------------------
Name: David A. Norbury
Title:  President, Chief Executive Officer
And Director
(principal executive officer)

/s/ William A. Priddy, Jr.
--------------------------------------
Name: William A. Priddy, Jr.
Title: Chief Financial Officer and Vice President of Administration (principal financial officer)

/s/ Barry D. Church
--------------------------------------
Name: Barry D. Church
Title: Corporate Controller
(principal accounting officer)

/s/ Erik H. van der Kaay
--------------------------------------
Name: Erik H. van der Kaay
Title:  Director

/s/ Albert E. Paladino
--------------------------------------
Name: Dr. Albert E. Paladino
Title:  Director

/s/ William J. Pratt
--------------------------------------
Name:  William J. Pratt
Title:  Director

/s/ Walter H. Wilkinson, Jr.
--------------------------------------
Name:  Walter H. Wilkinson, Jr.
Title:  Director

                                                    Schedule II

                                            Valuation and Qualifying Accounts
                                       Years Ended March 31, 2001, 2000 and 1999
                                                   (In thousands)


                                  Balance at Beginning     Additions Charged to     Deductions from       Balance at End of
                                        of Period           Costs and Expenses          Reserve                Period
                                 ------------------------ ----------------------- --------------------- ----------------------

   Year ended March 31, 2001
Allowance for doubtful accounts               $  775              $   359                  $ 183 (1)          $    951
     Inventory reserve                        11,114               13,181                  4,411 (2)            19,884

   Year ended March 31, 2000
Allowance for doubtful accounts                $ 391                $ 385                  $   1                 $ 775
     Inventory reserve                         4,386                9,639                  2,911                11,114

   Year ended March 31, 1999
Allowance for doubtful accounts                $ 489                $ 244                  $ 342                 $ 391
     Inventory reserve                         2,713                5,844                  4,171                 4,386


(1) During fiscal 2001, the Company wrote-off a fully reserved balance of $182,911 from fiscal 2000 against the related receivable.

(2) During fiscal 2001, the Company wrote-off scrap related to quality and obsolescence for a fully reserved balance of $4,411,277.
