Form 10-Q
period 2001-06-30
RF MICRO DEVICES INC
filed 2001-08-13
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                         Commission File Number: 0-22511

                                -----------------

                             RF MICRO DEVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  North Carolina                         56-1733461
         -------------------------------             -----------------
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

As of August 7, 2001, there were 164,881,073 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000

                  Condensed Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001

                  Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K



                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                  JUNE 30, 2001    JUNE 30, 2000
                                                 --------------- ---------------

Revenue:
     Product sales                                     $ 69,527       $ 97,522
     Engineering revenue                                    525            684
                                                 ---------------  -------------
Total revenue                                            70,052         98,206
Operating costs and expenses:
     Cost of goods sold                                  65,901         47,642
     Research and development                            16,015         14,174
     Marketing and selling                                6,565          7,344
     General and administrative                           3,260          3,719
     Other operating expenses (Note 7)                    4,912              -
     Impairment of long-lived assets (Note 6)             6,801              -
                                                 ---------------  -------------
Total operating costs and expenses                      103,454         72,879
                                                 ---------------  -------------
(Loss) income from operations                           (33,402)        25,327

Other income (expense):
     Interest income                                      3,942          1,125
     Interest expense                                    (4,011)          (264)
     Other, net                                             (23)             9
                                                 ---------------  -------------

(Loss) income before income taxes                       (33,494)        26,197
                                                 ---------------  -------------

Income tax expense  (Note 8)                                  -          9,955
                                                 ---------------  -------------
Net (loss) income                                     ($ 33,494)      $ 16,242
                                                 ===============  =============

Net (loss) income per share (Note 2):
     Basic                                            ($   0.20)      $   0.10
     Diluted                                          ($   0.20)      $   0.09

Weighted average shares outstanding used in
  per share calculation:
     Basic                                              164,493        160,678
     Diluted                                            164,493        174,468



See accompanying Notes to Condensed Consolidated Financial Statements.



                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                JUNE 30,                     MARCH 31,
                                                                                  2001                         2001
                                                                               (Unaudited)
                                                                          ----------------------       ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 204,599                    $ 266,076
     Short-term investments                                                             136,723                       75,162
     Accounts receivable, net                                                            26,401                       38,610
     Inventories (Note 3)                                                                61,377                       71,015
     Other current assets                                                                41,733                       41,451
                                                                          ----------------------       ----------------------
         Total current assets                                                           470,833                      492,314

Property and equipment, net of accumulated depreciation of $58,406 at
    June 30, 2001 and $49,757 at March 31, 2001                                         205,232                      208,571
Related party technology licenses, net of amortization of $1,541 at
    June 30, 2001 and $1,300 at March 31, 2001                                           11,702                       11,943
Other non-current assets                                                                 11,140                        8,103
                                                                          ----------------------       ----------------------
         Total assets                                                                 $ 698,907                    $ 720,931
                                                                          ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  14,471                    $  14,613
     Accrued liabilities                                                                 16,003                        9,410
     Current obligations under capital leases                                             4,839                        4,976
                                                                          ----------------------       ----------------------
         Total current liabilities                                                       35,313                       28,999

Long-term debt, net                                                                     293,081                      292,700
Non-current deferred tax liability                                                       19,471                       19,471
Obligations under capital leases, less current maturities                                 2,191                        3,263
Other long-term liability (Note 5)                                                        6,108                            -
                                                                          ----------------------       ----------------------
         Total liabilities                                                              356,164                      344,433

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares
   issued and outstanding                                                                     -                            -
Common stock, no par value; 500,000 shares authorized; 164,809 and
   163,710 shares issued and outstanding at June 30, 2001 and March 31,
   2001, respectively                                                                   250,704                      246,930
Additional paid-in capital                                                               53,196                       53,196
Deferred compensation                                                                   (14,261)                     (14,798)
Accumulated other comprehensive loss, net of tax (Note 4)                                (4,795)                        (223)
Retained earnings                                                                        57,899                       91,393
                                                                          ----------------------       ----------------------
         Total shareholders' equity                                                     342,743                      376,498
                                                                          ----------------------       ----------------------

         Total liabilities and shareholders' equity                                   $ 698,907                    $ 720,931
                                                                          ======================       ======================


See accompanying Notes to Condensed Consolidated Financial Statements.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                 JUNE 30,                   JUNE 30,
                                                                                   2001                       2000
                                                                           -----------------------   -------------------------
Cash flows from operating activities:
Net (loss) income                                                                       ($ 33,494)                $ 16,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                                           8,704                    5,658
     Amortization                                                                           1,273                      591
     Loss on disposal of equipment                                                            228                        -
     Impairment on long-lived assets                                                        6,801                        -
     Changes in operating assets and liabilities:
         Accounts receivable                                                               12,209                     4,984
         Inventories                                                                        9,638                   (12,474)
         Other assets                                                                      (1,404)                   (2,178)
         Accounts payable and liabilities                                                   6,451                    17,023
         Other long-term liabilities                                                          580                         -
                                                                           -----------------------   -----------------------
Net cash provided by operating activities                                                  10,986                    29,846

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                                 (12,394)                  (25,380)
     Proceeds from maturities of securities held-to-maturity                                9,700                     8,905
     Purchase of securities held-to-maturity                                                    -                    (5,460)
     Proceeds from maturities of securities available for sale                              8,200                         -
     Purchase of securities available for sale                                            (80,404)                  (16,169)
     Purchase of technology license                                                          (130)                        -
                                                                           -----------------------   -----------------------
Net cash used in investing activities                                                     (75,028)                  (38,104)

Cash flows from financing activities:
     Proceeds from exercise of options                                                      3,774                     1,598
     Repayment of capital lease obligations                                                (1,209)                   (1,108)
                                                                           -----------------------   -----------------------
Net cash provided by financing activities                                                   2,565                       490
                                                                           -----------------------   -----------------------

Net decrease in cash and cash equivalents                                                 (61,477)                   (7,768)
Cash and cash equivalents at the beginning of the period                                  266,076                    28,956
                                                                           -----------------------   -----------------------
Cash and cash equivalents at the end of the period                                      $ 204,599                 $  21,188
                                                                           =======================   =======================

Noncash investing and financing activities:
Available-for-sale investment equity change, net of tax                                 $     956                 $   1,546
Fair value of cash flow hedge, net of tax                                              ($   5,528)                        -

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2001 amounts have been reclassified to conform to fiscal 2002 presentation. These reclassifications had no effect on net income or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30; however, in this report the Company's fiscal year is described as ending on March 31 and the first quarter of each fiscal year is described as ending on June 30.

On August 25, 2000, the Company effected a two-for-one stock split in the form of a 100% share dividend payable to shareholders of record on August 8, 2000. Unless otherwise indicated, all share count, earnings per share and other per share information has been restated to reflect this stock split.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


2.       NET (LOSS) INCOME PER SHARE

The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted (loss) income per share (in thousands, except per share data):


                                                     Three Months Ended
                                            ------------------------------------
                                              June 30, 2001        June 30, 2000
                                            -----------------    ---------------

Numerator for basic and diluted
(loss) income per share:
         Net (loss) income                      ($   33,494)           $16,242
                                            ================     ===============


Denominator for basic (loss) income per
share - weighted average shares                     164,493            160,678

Effect of dilutive securities:
         Stock options and warrants                       -             13,790
                                            ----------------     ---------------


Denominator  for diluted  (loss)
income per share - adjusted  weighted
average shares and assumed conversions
                                                    164,493            174,468

         Basic (loss) income per share
                                                ($     0.20)           $  0.10
                                            ================     ===============


         Diluted (loss) income per share
                                                ($     0.20)           $  0.09
                                            ================     ===============


In the computation of diluted loss per share for the three months ended June 30, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted net loss per share similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would be anti-dilutive.

In the computation of diluted income per share for the three months ended June 30, 2000, outstanding stock options to purchase 0.3 million shares were excluded because the exercise price of the options was greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


3.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                       June 30, 2001            March 31, 2001
                                    ---------------------   --------------------
         Raw materials                     $   30,109            $     25,641
         Work in process                       27,415                  26,686
         Finished goods                        36,413                  38,571
                                    ---------------------   --------------------
                                               93,937                  90,898
         Inventory reserve                    (32,560)                (19,883)
                                    ---------------------   --------------------
                  Total inventory          $   61,377            $     71,015
                                    =====================   ====================

During the quarter ended June 30, 2001, inventory reserves increased due to changes with respect to sales forecasts of microwave monolithic integrated circuit (MMIC) products and raw materials. An inventory reserve adjustment of $15.3 million was recorded as an addition to cost of goods sold based on management's best estimate of inventory risk to ensure the inventory balances at June 30, 2001 are recorded at net realizable values. The net loss for the quarter prior to this change in estimate would have been $18.2 million with no tax effect due to an effective rate of 0.00%. The net loss per basic and diluted share for the quarter would have been ($0.11).


4.       OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized gains on marketable securities and for the quarter ended June 30, 2001, the fair value of a cash flow hedge related to the Company's synthetic lease (Note 5). The amount is a separate component of shareholders' equity.

The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

                                                     Three Months Ended
                                          --------------------------------------
                                               June 30,              June 30,
                                                 2001                  2000
                                          -------------------   ----------------
Net (loss) income                             ($   33,494)           $   16,242
Accumulated other
comprehensive (loss) income:
      Unrealized gains on
      marketable securities                           956                 1,546
      Fair value of cash flow
      hedge                                        (5,528)                    -
                                          -------------------   ----------------
Comprehensive (loss) income                   ($   38,066)           $   17,788
                                          ===================   ================


RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


5.       DERIVATIVE FINANCIAL INSTRUMENTS

On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The standard establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Adoption of SFAS 133 did not have a significant impact on the Company's reported consolidated financial position, results from operations or cash flows.

OBJECTIVES AND STRATEGIES
Interest Rate Management - The Company uses an interest rate swap agreement to effectively convert the $95.0 million notional amount of a variable rate synthetic lease to a fixed rate basis, thus reducing the impact of interest rate changes on future income commencing April 2001 through November 2004.

FINANCIAL REPORTING POLICY
During fiscal 2001, the Company entered into this interest rate swap agreement to modify the interest characteristics of its outstanding synthetic lease from a variable to a fixed rate basis. This interest rate swap is a cash flow hedge and is recorded on the balance sheet at its fair value of $5.5 million, which is included in other long-term liabilities and other comprehensive (loss) income, with no impact on earnings.

The terms of the interest-rate swap and $95.0 million of the hedged item (synthetic lease) exactly match, enabling the Company to use the hypothetical method of accounting for derivatives as defined by SFAS 133. This hedge is perfectly effective in offsetting changes in expected cash flows due to fluctuations in the variable interest rate over the term of the lease. This agreement involves the receipt of the variable rate amounts in exchange for a fixed rate interest payment over the life of the agreement without exchange of the underlying notional amounts. The differential in cash to be paid or received is accrued and is recognized as an adjustment to interest expense or income for the reporting period.


6.       IMPAIRMENT OF LONG-LIVED ASSETS

In  accordance  with the  Statement of Financial  Accounting  Standards  No. 121
("SFAS 121"), "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets for impairment based on changes in circumstances that indicate their carrying amounts may not be recoverable due to the extent and manner the assets are now used by the Company. During the quarter ended June 30, 2001, the Company recognized an impairment charge totaling $6.8 million related to assets to be held and used, as well as to assets to be disposed of, which is presented on the condensed consolidated statements of operations as "Impairment of long-lived assets."

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


6.       IMPAIRMENT OF LONG-LIVED ASSETS (continued)

ASSETS TO BE HELD AND USED
During the first quarter of fiscal 2002, management made a decision to outsource all module production packaging and transition the Company's packaging line to a dedicated research and development ("R&D") facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an all R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. Although there is not a readily available market for these assets, the fair market value was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly.

ASSETS TO BE DISPOSED OF
During the three months ended June 30, 2001, management identified a customer demand shift from MMICs, to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the carrying value of the Company's MMIC test handlers for a total charge of $2.8 million. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. Disposal of the impaired assets is expected to occur in the second half of fiscal 2002.


7.       OTHER OPERATING EXPENSES

Other operating expenses consist of start-up costs associated with preparing the Company's second wafer fabrication facility and the proposed facility in Beijing, China for normal production capacity. These costs have been expensed as incurred in accordance with the American Institute of Certified Public
Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."


8.       INCOME TAXES

The effective tax rate for the three months ended June 30, 2001 was 0.0%, compared to 38% for the same quarter of fiscal 2001. The Company's overall tax rate differed from the statutory rate principally due to the expected net operating losses for U.S. federal and state tax purposes for the fiscal year in question. The Company is not anticipating realizing a tax benefit due to effects of items charged directly to shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including probable variability in our quarterly operating results, the rate of growth and development of wireless markets, risks associated with our operation of wafer fabrication facilities and start-up of a second wafer fabrication facility, our ability to manage rapid growth and to attract and retain skilled personnel, variability in production yields, raw material availability, manufacturing capacity constraints, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, which are described in more detail in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.


RESULTS OF OPERATIONS
The  following  table  sets  forth  our  unaudited   consolidated  statement  of
operations data expressed as a percentage of total revenue for the periods indicated:

                                                     Three Months Ended
                                                 June 30,           June 30,
                                                   2001               2000
                                               --------------     -------------
Revenue                                              100.0%             100.0%

Operating costs and expenses
         Cost of goods sold                           94.1               48.5
         Research and development                     22.9               14.4
         Marketing and selling                         9.4                7.5
         General and administrative                    4.6                3.8
         Other operating expenses                      7.0                  -
         Impairment of long-lived assets               9.7                  -
                                               --------------     -------------
Total operating costs and expenses                   147.7               74.2

(Loss) income from operations                        (47.7)              25.8

Interest income                                        5.7                1.2
Interest expense                                      (5.8)               (.3)
                                               --------------     -------------
(Loss) income before income taxes                    (47.8)              26.7
Income tax expense                                     -                (10.1)
                                               --------------     -------------
Net (loss) income                                    (47.8)%             16.6%
                                               ==============     =============

REVENUE
Revenue for the first quarter of fiscal 2002 decreased 28.7% to $70.1 million, compared to $98.2 million for the same quarter in fiscal 2001. This decrease in year-over-year revenue was due primarily to two factors: an overly optimistic forecast for the growth of the handset market that led to excess inventories among manufacturers and reduced component demand and continued downward pressure on average selling prices of our products. Revenue increased sequentially 27.3% from $55.0 million from the quarter ended March 31, 2001, primarily as a result of the ramp of our module products for next-generation global system for mobile communications (GSM) handsets and increased order activity from leading original equipment manufacturers (OEMs).

International shipments were $45.5 million and accounted for 65.0% of revenue in the first quarter of fiscal 2002, compared to $51.7 million, or 52.7% of revenue, in the first quarter of fiscal 2001. Sales to customers located in South Korea totaled $10.4 million, or 14.9% of revenue, for the first quarter of fiscal 2002, compared to $11.5 million, or 11.7% of revenue, for the first quarter of fiscal 2001. Shipments to this market declined from the prior year due to an unstable handset market resulting primarily from the loss of service provider subsidies on handsets in South Korea.

GROSS PROFIT
Gross profit for the three months ended June 30, 2001 decreased to $4.2 million, or 5.9% of revenue, compared to $50.6 million, or 51.5% of revenue, in the first quarter of the prior year. The year-over-year decrease in gross profit was primarily attributable to the following factors: increase in inventory reserves of $15.3 million due to reduced sales forecasts associated with MMIC sales levels and raw materials, continued declines in average selling prices on mature products, initial higher cost of goods sold associated with our module products, and greater than normal yield losses associated with the steep ramp of the module business.

We have historically experienced significant fluctuations in gross profit margins, which has caused fluctuations in our quarterly operating results. Currently, we expect continued downward pressure on margins due to the factors described above, as well as costs associated with our new wafer fabrication facility as these expenses transition from start-up costs into cost of goods sold late in the second quarter of fiscal 2002. We believe cost reduction initiatives, increases in capacity utilization and changes in product mix will offset these factors; however, the exact extent of the offset is currently not determinable.

RESEARCH AND DEVELOPMENT
Research and development expenses in the first quarter of fiscal 2002 were $16.0 million, or 22.9% of revenue, compared to $14.2 million, or 14.4% of revenue, for the three months ended June 30, 2000. The increase in dollar amounts is primarily attributable to increased headcount and related personnel expenses including salaries, benefits, equipment and occupancy, as well as increased development wafers and mask sets, depreciation expense related to capital purchases and prototyping expenses. We plan to continue to make substantial investments in research and development and, as such, we expect that these expenses will continue to increase.

MARKETING AND SELLING
Marketing and selling expenses for the first quarter of fiscal 2002 were $6.6 million, compared to $7.3 million for the first quarter of fiscal 2001. The first-quarter decrease in fiscal 2002 from fiscal 2001 was primarily attributable to reduced sales commissions associated with the decline in revenue and the shift of more of our sales and marketing efforts in-house. Marketing and selling expenses as a percentage of revenue were 9.4% and 7.5% for the three months ended June 30, 2001 and 2000, respectively. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended June 30, 2001 were $3.3 million, or 4.6% of revenue, compared to $3.7 million, or 3.8% of revenue, for the quarter ended June 30, 2000. The year-over-year decrease in absolute dollars was primarily due to higher consulting expenses in fiscal 2001 related to the proposed Beijing, China facility and higher legal and accounting expenses in fiscal 2001 related to the convertible subordinated debt offering.

OTHER OPERATING EXPENSE
Other operating expenses of $4.9 million pertaining to start-up costs associated with our second wafer fabrication facility and our test and tape and reel facility in Beijing, China were recorded in the first quarter of fiscal 2002. These costs will be included in cost of goods sold once the facilities are qualified for production and economic value can be obtained.

IMPAIRMENT OF LONG-LIVED ASSETS
Impairment of long-lived assets of $6.8 million was recorded in the first quarter of fiscal 2002 related to two business factors. First, as a result of an ongoing customer demand shift from MMICs to more complex, highly integrated multi-chip module power amplifiers, we recorded a $2.8 million asset impairment charge for MMIC test handlers. Also, as a result of a decision to outsource all production packaging and transition our packaging line to an all R&D facility, we recorded a $4.0 million asset impairment charge.

INTEREST INCOME
For the quarter ended June 30, 2001, interest income was $3.9 million, compared to $1.1 million for the same quarter for the prior year. Interest income increased during fiscal 2002 due to a higher cash balance as a result of the August 2000 convertible subordinated debt offering.

INTEREST EXPENSE
Interest expense was $4.0 million for the three months ended June 30, 2001, compared to $0.3 million for the first quarter of the prior year. The increase in interest expense was attributable to the convertible subordinated debt and the interest rate swap that modifies the interest characteristics of our synthetic lease from a variable to a fixed rate basis.

INCOME TAX
The effective tax rate for the three months ended June 30, 2001 was 0.0%, compared to 38.0% for same quarter of fiscal 2001. The first quarter effective tax rate is 0.0% due to the anticipated results of operations for the fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A offerings, we have raised approximately $462.0 million, net of offering expenses. As of June 30, 2001, working capital was $435.5 million, including $204.6 million in cash and cash equivalents, compared to working capital at March 31, 2001 of $463.3 million. Operating activities for the first quarter of fiscal 2002 generated $11.0 million in cash compared to $29.8 million in the first quarter of fiscal 2001. This year-over-year decrease was primarily attributable to a decrease in net income of $49.7 million. This was partially offset by an increase of $7.2 million in cash provided by lower accounts receivable due to lower sales volume and a shorter collection period and increased change in inventories in fiscal 2002 of $9.6 million which includes a $15.3 million inventory reserve compared to cash used of $12.5 million in fiscal 2001 primarily due to a planned inventory build intended to facilitate the forecasted delivery schedules.

Cash used in investing activities for the three months ended June 30, 2001 was $75.0 million, compared to $38.1 million in the prior year. Higher net purchases of securities of $49.8 million, offset by fewer capital expenditures of $13.0 million, accounted for the increase in cash used.

Cash provided by financing activities for the three months ended June 30, 2001 was $2.6 million, compared to cash provided of $0.5 million for the three months ended June 30, 2000. The net proceeds from the exercise of options of $3.8 million generated the increase over the prior year.

At June 30, 2001, we had long-term capital commitments of approximately $25.3 million, consisting of approximately $12.4 million for the expansion of our molecular beam epitaxy (MBE) facility, approximately $10.6 million for equipment for the second wafer fabrication facility, and approximately $0.3 million for our first wafer fabrication facility, and the remainder for general corporate requirements. Pursuant to a strategic alliance we entered into with Agere Systems Inc. in May 2001, we intend to invest approximately $58.0 million over the next two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. This alliance is designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. We also plan to start construction on a test and tape and reel facility in Beijing, China, and we expect to spend approximately $20.0 million to have this facility operational by the fall of 2002. We expect to fund these commitments through a combination of cash on hand, capital leases and other forms of financing.

Due to lower forecasted demand levels, the expanded capacity in our first wafer fabrication facility is expected to be sufficient to address initial demand for next generation products through the latter portion of calendar 2001. Accordingly, we now plan to ramp production in our second wafer fabrication facility consistent with increased demand for these products.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from the combination of the debt offering and normal operating results during fiscal 2002. However, if existing resources and cash from operations are not sufficient to meet our future requirements, or if we perceive favorable opportunities, we may seek additional debt or equity financing or additional credit facilities. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Also, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

None

(b)      Reports on Form 8-K

During the quarter  ended June 30,  2001,  the Company  filed no reports on Form
8-K.




                                                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RF Micro Devices, Inc.
     Dated:  August 13, 2001

                                                /s/ William A. Priddy, Jr.
                                                --------------------------

                                                WILLIAM A. PRIDDY, JR.
                                     Vice President, Finance and Administration
                                              and Chief Financial Officer




    Dated:  August 13, 2001

                                                   /s/ Barry D. Church
                                                   ------------------------

                                                    BARRY D. CHURCH
                                                   Corporate Controller
                                              (Principal Accounting Officer)