Form 10-Q/A
period 2001-06-30
RF MICRO DEVICES INC
filed 2001-11-01
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                         Commission File Number: 0-22511

                                -----------------

                             RF MICRO DEVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                North Carolina                      56-1733461
        -------------------------------        --------------------
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

                                EXPLANATORY NOTE



         We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 to revise Item 1., "Condensed Consolidated Financial Statements," and Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations, to reflect the recognition of an income tax benefit of approximately $5.1 million. Management made the determination to recognize the tax benefit as a result of further review of the Company's deferred tax assets and liabilities relative to income tax carry-backs and carry-forwards and consultation with the Company's independent auditors.

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

            Notes to Condensed Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)
                                   (Restated)


                                                         THREE MONTHS ENDED
                                                        JUNE 30,       JUNE 30,
                                                          2001           2000
                                                   ---------------   ----------
Revenue:
     Product sales                                        $ 69,527      $97,522
     Engineering revenue                                       525          684
                                                   ---------------   ----------
Total revenue                                               70,052       98,206
Operating costs and expenses:
     Cost of goods sold                                     65,901       47,642
     Research and development                               16,015       14,174
     Marketing and selling                                   6,565        7,344
     General and administrative                              3,260        3,719
     Other operating expenses (Note 7)                       4,912            -
     Impairment of long-lived assets (Note 6)                6,801            -
                                                   ---------------   ----------
Total operating costs and expenses                         103,454       72,879
                                                   ---------------   ----------
(Loss) income from operations                              (33,402)      25,327

Other income (expense):
     Interest income                                         3,942        1,125
     Interest expense                                       (4,011)        (264)
     Other, net                                                (23)           9
                                                   ---------------   ----------

(Loss) income before income taxes                          (33,494)      26,197
                                                   ---------------   ----------

Income tax (benefit) expense  (Note 8)                      (5,108)       9,955
                                                   ---------------   ----------
Net (loss) income                                      ($   28,386)     $16,242
                                                   ===============   ==========

Net (loss) income per share (Note 2):
     Basic                                             ($     0.17)      $ 0.10
     Diluted                                           ($     0.17)      $ 0.09

Weighted average shares outstanding used in per share calculation:
     Basic                                                 164,493      160,678
     Diluted                                               164,493      174,468




See accompanying Notes to Condensed Consolidated Financial Statements.



                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Restated)

                                                                                JUNE 30,                     MARCH 31,
                                                                                  2001                         2001
                                                                               (Unaudited)
                                                                          ----------------------       ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 204,599                    $ 266,076
     Short-term investments                                                             136,723                       75,162
     Accounts receivable, net                                                            26,401                       38,610
     Recoverable income tax                                                              26,657                       28,477
     Inventories (Note 3)                                                                61,377                       71,015
     Current deferred tax asset                                                           1,944                        9,028
     Other current assets                                                                 4,815                        3,946
                                                                          ----------------------       ----------------------
         Total current assets                                                           462,516                      492,314

Property and equipment, net of accumulated depreciation of $58,406 at
    June 30, 2001 and $49,757 at March 31, 2001                                         205,232                      208,571
Non-current deferred tax asset                                                           19,351                            -
Related party technology licenses, net of amortization of $1,541 at
    June 30, 2001 and $1,300 at March 31, 2001                                           11,702                       11,943
Other non-current assets                                                                 11,140                        8,103
                                                                          ----------------------       ----------------------
         Total assets                                                                  $709,941                     $720,931
                                                                          ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $14,471                     $ 14,613
     Accrued liabilities                                                                 16,003                        9,410
     Current obligations under capital leases                                             4,839                        4,976
                                                                          ----------------------       ----------------------
         Total current liabilities                                                       35,313                       28,999

Long-term debt, net                                                                     293,081                      292,700
Non-current deferred tax liability                                                       21,295                       19,471
Obligations under capital leases, less current maturities                                 2,191                        3,263
Other long-term liability (Note 5)                                                        6,108                            -
                                                                          ----------------------       ----------------------
         Total liabilities                                                              357,988                      344,433

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares
   issued and outstanding                                                                     -                            -
Common stock, no par value; 500,000 shares authorized; 164,809 and
   163,710 shares issued and outstanding at June 30, 2001 and March 31,
   2001, respectively                                                                   250,704                      246,930
Additional paid-in capital                                                               55,805                       53,196
Deferred compensation                                                                   (14,261)                     (14,798)
Accumulated other comprehensive loss, net of tax (Note 4)                                (3,302)                        (223)
Retained earnings                                                                        63,007                       91,393
                                                                          ----------------------       ----------------------
         Total shareholders' equity                                                     351,953                      376,498
                                                                          ----------------------       ----------------------

         Total liabilities and shareholders' equity                                   $ 709,941                    $ 720,931
                                                                          ======================       ======================



See accompanying Notes to Condensed Consolidated Financial Statements.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (Restated)

                                                                                  THREE MONTHS ENDED
                                                                               JUNE 30,          JUNE 30,
                                                                                 2001              2000
                                                                          ----------------   --------------
Cash flows from operating activities:
Net (loss) income                                                                ($28,386)        $ 16,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                                    8,704           5,658
     Amortization                                                                    1,273             591
     Loss on disposal of equipment                                                     228               -
     Impairment on long-lived assets                                                 6,801               -
     Tax benefit from exercise of employee stock options                             2,609               -
     Changes in operating assets and liabilities:
         Accounts receivable                                                        12,209           4,984
         Inventories                                                                 9,638         (12,474)
         Recoverable income taxes                                                    1,820               -
         Current deferred tax asset                                                  8,908          (1,343)
         Non-current deferred tax asset                                            (19,351)              -
         Other assets                                                               (1,990)         (1,184)
         Accounts payable and liabilities                                            6,451          17,023
         Non-current deferred tax liability                                          1,492             349
         Other long-term liabilities                                                   580               -
                                                                          ----------------   --------------
Net cash provided by operating activities                                           10,986          29,846

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                         (12,394)         (25,380)
     Proceeds from maturities of securities held-to-maturity                        9,700            8,905
     Purchase of securities held-to-maturity                                            -           (5,460)
     Proceeds from maturities of securities available for sale                      8,200                -
     Purchase of securities available for sale                                    (80,404)         (16,169)
     Purchase of technology license                                                  (130)               -
                                                                          ----------------   --------------
Net cash used in investing activities                                             (75,028)         (38,104)

Cash flows from financing activities:
     Proceeds from exercise of options                                              3,774            1,598
     Repayment of capital lease obligations                                        (1,209)          (1,108)
                                                                          ----------------   --------------
Net cash provided by financing activities                                           2,565              490
                                                                          ----------------   --------------

Net decrease in cash and cash equivalents                                         (61,477)          (7,768)
Cash and cash equivalents at the beginning of the period                          266,076           28,956
                                                                          ----------------   --------------
Cash and cash equivalents at the end of the period                              $ 204,599         $ 21,188
                                                                          ================   ==============

Noncash investing and financing activities:
Available-for-sale investment equity change, net of tax                         $     624         $  1,546
Fair value of cash flow hedge, net of tax                                      ($   3,703)               -

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Restated)


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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(Restated)

2.       NET (LOSS) INCOME PER SHARE

The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted (loss) income per share (in thousands, except per share data):


                                                     Three Months Ended
                                            ------------------------------------
                                             June 30, 2001        June 30, 2000
                                            -----------------    ---------------
Numerator for basic and diluted
(loss) income per share:
         Net (loss) income                      ($   28,386)             $16,242
                                            =================    ===============

Denominator for basic (loss) income per
share - weighted average shares                      164,493             160,678

Effect of dilutive securities:
         Stock options and warrants                        -              13,790
                                            -----------------    ---------------

Denominator  for diluted  (loss)
income per share - adjusted  weighted
average shares and assumed conversions               164,493             174,468

         Basic (loss) income per share           ($     0.17)            $  0.10
                                            =================    ===============

         Diluted (loss) income per share         ($     0.17)            $  0.09
                                            =================    ===============


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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(Restated)

3.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                  June 30, 2001    March 31, 2001
                                 --------------- ----------------
              Raw materials           $   30,109      $   25,641
              Work in process             27,415          26,686
              Finished goods              36,413          38,571
                                  -------------- ----------------
                                          93,937          90,898
              Inventory reserve          (32,560)        (19,883)
                                  -------------- ----------------
                 Total inventory      $   61,377      $   71,015
                                  ============== ================

During the quarter ended June 30, 2001, inventory reserves increased due to changes with respect to sales forecasts of microwave monolithic integrated circuit (MMIC) products and raw materials. An inventory reserve adjustment of $15.3 million was recorded as an addition to cost of goods sold based on management's best estimate of inventory risk to ensure the inventory balances at June 30, 2001 are recorded at net realizable values. The net loss for the quarter prior to this change in estimate would have been $15.5 million including an income tax benefit of $2.7 million at an effective rate of 15%. The net loss per basic and diluted share for the quarter would have been ($0.09).


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

The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

                                                     Three Months Ended
                                          --------------------------------------
                                               June 30,               June 30,
                                                 2001                   2000
                                          --------------------    --------------
Net (loss) income                             ($   28,386)            $   16,242
Accumulated other comprehensive (loss)
income:
      Unrealized gains on marketable
       securities                                     624                  1,546
      Fair value of cash flow
       hedge                                       (3,703)                     -
                                          --------------------    --------------

Comprehensive (loss) income                   ($   31,465)            $   17,788
                                          ====================    ==============

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(Restated)


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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(Restated)


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

The total income tax benefit for the quarter ended June 30, 2001 was $5.1 million, which included current federal benefits, current state benefits, and deferred benefits of $4.0 million, $0.3 million, and $0.8 million, respectively. The Company's effective tax rate was 15% for the quarter ended June 30, 2001. This rate differs from the statutory rate of 35% primarily due to the change in the valuation allowance for deferred tax assets.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
(Restated)


8.       INCOME TAXES      (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows (in thousands):


                                                 June 30,          March 31,
                                                    2001              2001
                                               ---------------    --------------
    Deferred tax liabilities:
       Accumulated depreciation                $     $20,835       $     19,343
       Other                                             460                128
                                               ---------------    --------------
    Total deferred tax liabilities                    21,295             19,471
    Deferred tax assets:
       Asset impairment                                2,535                  -
       Allowance for bad debts                           394                355
       Federal carryover benefits                      9,203                  -
       State carryover benefits                        1,856                  -
       Derivative                                      1,824                  -
       Warranty reserve                                  292                239
       Inventory                                      12,135              6,596
       Accrued vacation                                1,002                990
       Sale/leaseback                                    511                526
       Other                                             433                322
                                               ---------------    --------------
    Total deferred tax assets                         30,185              9,028
       Deferred tax asset valuation allowance          8,890                  -
                                               ---------------    --------------
    Net deferred tax assets                           21,295              9,028
                                               ---------------    --------------
    Net deferred asset (liability)             $           -       $    (10,443)
                                               ===============    ==============


For the quarter ended June 30, 2001, the Company recorded a $8.9 million valuation allowance on its deferred income tax assets. The realization of such benefits is dependent on the Company's ability to generate future taxable earnings and will be recorded if and when such future taxable earnings occur.

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


RESULTS OF OPERATIONS
The  following  table  sets  forth  our  unaudited   consolidated  statement  of
operations data expressed as a percentage of total revenue for the periods indicated:


                                                      Three Months Ended
                                                 June 30,           June 30,
                                                   2001               2000
                                               --------------     -------------
Revenue                                              100.0%              100.0%

Operating costs and expenses
         Cost of goods sold                           94.1                48.5
         Research and development                     22.9                14.4
         Marketing and selling                         9.4                 7.5
         General and administrative                    4.6                 3.8
         Other operating expenses                      7.0                   -
         Impairment of long-lived assets               9.7                   -
                                               --------------     -------------
Total operating costs and expenses                   147.7                74.2

(Loss) income from operations                        (47.7)               25.8

Interest income                                        5.7                 1.2
Interest expense                                      (5.8)                (.3)
                                               --------------     -------------
(Loss) income before income taxes                    (47.8)               26.7
Income tax benefit (expense)                           7.3               (10.1)
                                               --------------     -------------
Net (loss) income                                    (40.5)%              16.6%
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

MARKETING AND SELLING
Marketing and selling expenses for the first quarter of fiscal 2002 were $6.6 million, compared to $7.3 million for the first quarter of fiscal 2001. The first quarter decrease in fiscal 2002 from fiscal 2001 was primarily attributable to reduced sales commissions associated with the decline in revenue and the shift of more of our sales and marketing efforts in-house. Marketing and selling expenses as a percentage of revenue were 9.4% and 7.5% for the three months ended June 30, 2001 and 2000, respectively. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in future periods.

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

INCOME TAX
The total income tax benefit for the quarter ended June 30, 2001 was $5.1 million, which included current federal benefits, current state benefits, and deferred benefits of $4.0 million, $0.3 million, and $0.8 million, respectively. The Company's effective tax rate was 15% for the quarter ended June 30, 2001, compared to 38.0% for the same quarter of fiscal 2001. This rate differed from the statutory rate of 35% primarily due to the change in the valuation allowance for deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A offerings, we have raised approximately $462.0 million, net of offering expenses. As of June 30, 2001, working capital was $427.2 million, including $204.6 million in cash and cash equivalents, compared to working capital at March 31, 2001 of $463.3 million. Operating activities for the first quarter of fiscal 2002 generated $11.0 million in cash compared to $29.8 million in the first quarter of fiscal 2001. This year-over-year decrease was primarily attributable to a decrease in net income of $44.6 million. This was partially offset by an increase of $7.2 million in cash provided by lower accounts receivable due to lower sales volume and a shorter collection period and increased change in inventories in fiscal 2002 of $9.6 million which includes a $15.3 million inventory reserve compared to cash used of $12.5 million in fiscal 2001 primarily due to a planned inventory build intended to facilitate the forecasted delivery schedules.

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

                                                RF Micro Devices, Inc.
     Dated:  November 1, 2001

                                               /s/ William A. Priddy, Jr.
                                               --------------------------

                                               WILLIAM A. PRIDDY, JR.
                                     Vice President, Finance and Administration
                                             and Chief Financial Officer




    Dated:  November 1, 2001

                                               /s/ Barry D. Church
                                               --------------------------
                                               BARRY D. CHURCH
                                             Corporate Controller
                                         (Principal Accounting Officer)