Form 10-Q
period 2001-09-29
RF MICRO DEVICES INC
filed 2001-11-13
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2001
                         Commission File Number: 0-22511

                                -----------------

                             RF MICRO DEVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              North Carolina                           56-1733461
     -------------------------------               ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                               7628 Thorndike Road
                      Greensboro, North Carolina 27409-9421
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

As of November 6, 2001, there were 166,634,408 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   PAGE


            Condensed Consolidated Statements of Operations for
            the three months ended September 30, 2001 and 2000.................

            Condensed Consolidated Statements of Operations for
            the six months ended September 30, 2001 and 2000...................

            Condensed Consolidated Balance Sheets as of September 30, 2001
            and March 31, 2001.................................................

            Condensed Consolidated Statements of Cash Flows for
            the six months ended September 30, 2001 and 2000...................

            Notes to Condensed Consolidated Financial Statements...............

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS............................................



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.....................................................

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001             2000
                                                 --------------   -------------
Revenue:
     Product sales                                    $  98,023     $ 101,912
     Engineering revenue                                    248           308
                                                      ---------     ---------
Total revenue                                            98,271       102,220
Operating costs and expenses:
     Cost of goods sold                                  61,902        50,346
     Research and development                            16,977        14,748
     Marketing and selling                                6,805         7,569
     General and administrative                           3,483         3,346
     Other operating expenses (Note 7)                    6,106            --
                                                      ---------     ---------
Total operating costs and expenses                       95,273        76,009
                                                      ---------     ---------
Income from operations                                    2,998        26,211

Other income (expense):
     Interest income                                      3,514         3,527
     Interest expense                                    (4,201)       (2,004)
     Other, net                                            (530)          (26)
                                                      ---------     ---------

Income before income taxes                                1,781        27,708
                                                      ---------     ---------

Income tax expense                                          249         9,975

                                                      ---------     ---------
Net income                                            $   1,532     $  17,733
                                                      =========     =========

Net income per share (Note 2):
     Basic                                            $    0.01     $    0.11
     Diluted                                          $    0.01     $    0.10

Weighted average shares outstanding used in per
share calculation:
     Basic                                              164,918       161,262
     Diluted                                            173,829       173,661



See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         SIX MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2001             2000
                                                  ------------     -------------
Revenue:
     Product sales                                   $ 167,550       $ 199,434
     Engineering revenue                                   773             992
                                                     ---------       ---------
Total revenue                                          168,323         200,426
Operating costs and expenses:
     Cost of goods sold                                127,803          97,988
     Research and development                           32,992          28,922
     Marketing and selling                              13,370          14,913
     General and administrative                          6,743           7,065
     Other operating expenses (Note 7)                  11,018              --
     Impairment of long-lived assets (Note 6)            6,801              --
                                                     ---------       ---------
Total operating costs and expenses                     198,727         148,888
                                                     ---------       ---------
(Loss) income from operations                          (30,404)         51,538

Other income (expense):
     Interest income                                     7,456           4,652
     Interest expense                                   (8,212)         (2,267)
     Other, net                                           (553)            (18)
                                                     ---------       ---------

(Loss) income before income taxes                      (31,713)         53,905
                                                     ---------       ---------

Income tax (benefit) expense (Note 8)                   (4,859)         19,930

                                                     ---------       ---------
Net (loss) income                                    ($ 26,854)      $  33,975
                                                     =========       =========

Net (loss) income per share:
     Basic                                           ($   0.16)      $    0.21
     Diluted                                         ($   0.16)      $    0.20

Weighted average shares outstanding used in per share calculation:
     Basic                                             164,705         160,959
     Diluted                                           164,705         174,054



See accompanying Notes to Condensed Consolidated Financial Statements.



                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   SEPTEMBER 30,           MARCH 31,
                                                                                       2001                  2001
                                                                                   ------------           ----------
ASSETS                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                        $ 185,305           $ 266,076
     Short-term investments                                                             155,170              75,162
     Accounts receivable, net                                                            50,386              38,610
     Recoverable income taxes                                                            12,478              28,477
     Inventories (Note 3)                                                                45,849              71,015
     Other current assets                                                                 8,480              12,974
                                                                                      ---------           ---------
         Total current assets                                                           457,668             492,314

Property and equipment, net of accumulated depreciation of $66,666 at
    September 30, 2001 and $49,757 at March 31, 2001                                    206,916             208,571
Non-current deferred tax assets                                                          20,624                  --
Related party technology licenses, net of amortization of $1,781 at
    September 30, 2001 and $1,300 at March 31, 2001                                      11,462              11,943
Other non-current assets                                                                 15,361               8,103
                                                                                      ---------           ---------
         Total assets                                                                 $ 712,031           $ 720,931
                                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  12,988           $  14,613
     Accrued liabilities                                                                 12,157               9,410
     Current obligations under capital leases                                             4,579               4,976
                                                                                      ---------           ---------
         Total current liabilities                                                       29,724              28,999

Long-term debt, net of financing cost                                                   293,466             292,700
Non-current deferred tax liability                                                       22,541              19,471
Obligations under capital leases, less current maturities                                 1,213               3,263
Other long-term liability (Note 5)                                                        9,836                  --
                                                                                      ---------           ---------
         Total liabilities                                                              356,780             344,433

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares
   issued and outstanding                                                                    --                  --
Common stock, no par value; 500,000 shares authorized; 165,189 and
   163,710 shares issued and outstanding at September 30, 2001 and
   March 31, 2001, respectively                                                         252,656             246,930
Additional paid-in capital                                                               57,045              53,196
Deferred compensation                                                                   (13,723)            (14,798)
Accumulated other comprehensive loss, net of tax (Note 4)                                (5,266)               (223)
Retained earnings                                                                        64,539              91,393
                                                                                      ---------            --------
         Total shareholders' equity                                                     355,251             376,498
                                                                                      ---------           ---------
         Total liabilities and shareholders' equity                                   $ 712,031           $ 720,931
                                                                                      =========           =========


See accompanying Notes to Condensed Consolidated Financial Statements.


                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                            SIX MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                                    2001                       2000
                                                                           -----------------------    ------------------------
Cash flows from operating activities:
Net (loss) income                                                                      ($  26,854)                  $  33,975
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                                          17,155                      12,740
     Amortization                                                                           2,728                       1,384
     Loss on disposal of equipment and long-term investment                                   641                           -
     Impairment of long-lived assets                                                        6,801                           -
     Tax benefit from exercise of employee stock options                                    3,849                           -
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                         (11,776)                    (13,476)
         Recoverable income taxes                                                          15,999                           -
         Inventories                                                                       25,166                     (22,743)
         Non-current deferred tax assets                                                  (20,624)                          -
         Other assets                                                                       6,188                      (4,139)
         Accounts payable and accrued liabilities                                           1,122                      16,338
             Other liabilities                                                              4,043                       4,520
                                                                           -----------------------    ------------------------
Net cash provided by operating activities                                                  24,438                      28,599

Cash flows from investing activities:
     Purchase of property and equipment                                                   (22,600)                    (54,586)
     Proceeds from maturities of held-to-maturity securities                               17,950                      22,905
     Proceeds from maturities of available for sale securities                             38,921                           -
     Purchase of held-to-maturity securities                                                   -                      (28,917)
     Purchase of available for sale securities                                           (142,629)                    (16,196)
     Purchase of other investments                                                             -                       (5,000)
     Purchase of technology license                                                          (130)                          -
                                                                           -----------------------    ------------------------
Net cash used in investing activities                                                    (108,488)                    (81,794)

Cash flows from financing activities:
     Proceeds from convertible debt offering, net of
           financing cost                                                                       -                     291,474
     Proceeds from exercise of options and
     employee stock purchases                                                               5,726                       4,394
     Repayment of capital lease obligations                                                (2,447)                     (2,213)
                                                                           -----------------------    ------------------------
Net cash provided by financing activities                                                   3,279                     293,655
                                                                           -----------------------    ------------------------

Net (decrease)/increase in cash and cash equivalents                                      (80,771)                    240,460
Cash and cash equivalents at the beginning of the period                                  266,076                      28,956
                                                                           -----------------------    ------------------------
Cash and cash equivalents at the end of the period                                      $ 185,305                   $ 269,416
                                                                           =======================    ========================

Noncash investing and financing activities:
Available-for-sale investment equity change, net of tax                                 $     644                   $   2,058
Fair value of cash flow hedge, net of tax                                              ($   5,687)

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United
States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2001 amounts have been reclassified to conform to fiscal 2002 presentation. These reclassifications had no effect on net income
(loss) or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30 and the second fiscal quarter of each year ends on the Saturday closest to September 30; however, in this report the Company's fiscal year is described as ending on March 31 and the first and second quarters of each fiscal year are described as ending June 30 and September 30, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)


2.       NET INCOME (LOSS) PER SHARE
The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted income (loss) per share (in thousands, except per share data):


                                                     Three Months Ended                        Six Months Ended
                                            -------------------------------------    -------------------------------------
                                             Sept. 30, 2001      Sept. 30, 2000       Sept. 30, 2001      Sept. 30, 2000
                                            -----------------    ----------------    -----------------    ----------------
Numerator for basic and diluted
income (loss) per share:
         Net income (loss)                          $  1,532           $  17,733           ($ 26,854)            $ 33,975
                                            =================    ================    =================    ================

Denominator for basic income (loss)
per share - weighted average shares                  164,918             161,262             164,705              160,959


Effect of dilutive securities:
         Stock options and warrants                    8,911              12,399                   -               13,095
                                            -----------------    ----------------    -----------------    ----------------

Denominator  for diluted  income (loss)
per share - adjusted  weighted  average
shares and assumed conversions                       173,829             173,661             164,705              174,054

         Basic income (loss) per share              $   0.01           $    0.11           ($   0.16)            $   0.21
                                           =================    ================    =================    ================

         Diluted income (loss) per share            $   0.01           $    0.10           ($   0.16)            $   0.20
                                            =================    ================    =================    ================

In the computation of diluted loss per share for the six months ended September 30, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted loss per share similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would be anti-dilutive.

In the computation of diluted income per share for the three months ended September 30, 2001 and 2000 and the six months ended September 30, 2000, outstanding stock options to purchase approximately 2.7 million shares, 1.2 million shares, and 0.8 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive. The computation of diluted income per share for these periods additionally did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would be anti-dilutive.




RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


3.       INVENTORIES
Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                     September 30, 2001        March 31, 2001
                                    ---------------------    -------------------
         Raw materials                       $   24,024           $     25,641
         Work in process                         25,602                 26,686
         Finished goods                          26,745                 38,571
                                    ---------------------    -------------------
                                                 76,371                 90,898
         Inventory reserve                      (30,522)               (19,883)
                                    ---------------------    -------------------
                  Total inventory            $   45,849           $     71,015
                                    =====================    ===================

During the quarter ended June 30, 2001, inventory reserves increased due to changes with respect to sales forecasts of microwave monolithic integrated circuit (MMIC) products and raw materials. An inventory reserve adjustment of $15.3 million was recorded as an addition to cost of goods sold based on management's best estimate of inventory risk. The net loss for the six-month period ended September 30, 2001 prior to this change in estimate would have been $13.9 million including a tax benefit of $2.5 million. The net loss per basic and diluted share for the second quarter of fiscal 2002 would have been ($0.08).


4.       COMPREHENSIVE (LOSS) INCOME
Accumulated comprehensive (loss) income for the Company consists entirely of accumulated unrealized gains on marketable securities for fiscal 2001, and fiscal 2002 additionally includes the fair value of a cash flow hedge related to the Company's synthetic lease (Note 5). The amount is a separate component of shareholders' equity. The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

                                                     Three Months Ended                             Six Months Ended
                                         -------------------------------------------     ----------------------------------------
                                              Sept. 30,              Sept. 30,               Sept. 30,              Sept. 30,
                                                2001                    2000                    2001                  2000
                                         --------------------    -------------------     -------------------     ----------------
Net income (loss)                              $      1,532                $ 17,733           ($    26,854)       $       33,975
Comprehensive (loss) income:
     Unrealized gains on
         marketable securities                           20                     512                    644                 2,058
     Changes in fair value of
         cash flow hedge                             (1,984)                 -                      (5,687)                    -
                                         --------------------    -------------------     -------------------     ----------------

Accumulated comprehensive
    (loss)income                              ($        432)               $ 18,245           ($    31,897)       $       36,033
                                         ====================    ===================     ===================     ================

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


5.       DERIVATIVE FINANCIAL INSTRUMENTS
On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The standard establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Adoption of SFAS 133 did not have a significant impact on the Company's reported consolidated financial position, results of operations or cash flows.

Objectives and Strategies
Interest Rate Management - The Company uses an interest rate swap agreement to effectively convert the $95.0 million notional amount of a variable rate synthetic lease to a fixed rate basis, thus reducing the impact of interest rate changes on future income commencing April 2001 through November 2004.

Financial Reporting Policy
The interest rate swap discussed above is a cash flow hedge and is recorded on the consolidated balance sheet at its fair value of $8.5 million as of September 30, 2001, which is included in other long-term liabilities and comprehensive loss, net of tax, with no impact on earnings.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


6.       IMPAIRMENT OF LONG-LIVED ASSETS (continued)
Assets to be held and used
During the quarter ended June 30, 2001, management made a decision to outsource all module production packaging and transition the Company's packaging line to a dedicated research and development ("R&D") facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an all R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. Although there is not a readily available market for these assets, the fair market value was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly.

Assets to be disposed of
During the quarter ended June 30, 2001, management identified a customer demand shift from MMICs to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the carrying value of the Company's MMIC test handlers for a total charge of $2.8 million. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. Disposal of the impaired assets is expected to occur in the second half of fiscal 2002.

Impact of Recently Issued Accounting Standards
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale as well as resolved implementation issues related to SFAS 121. The Company will adopt SFAS 144 for fiscal 2003, which may result in additional disclosures. Adoption of SFAS 144 in fiscal 2003 is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


7.       OTHER OPERATING EXPENSES
Other operating expenses consist of start-up costs associated with preparing the Company's second wafer fabrication facility located in Greensboro, NC and the proposed facility in Beijing, China for normal production capacity. These costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."


8.       INCOME TAX
The total income tax benefit for the six months ended September 30, 2001 was $4.9 million, which included current federal benefits, current state benefits, and deferred expense of $5.3 million, $0.3 million, and $0.8 million, respectively. The Company's effective tax rate was 15% for the six months ended September 30, 2001, compared to 37.0% for the same period of fiscal 2001. This rate differs from the statutory rate of 35% primarily due to the change in the valuation allowance for deferred tax assets.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


9.       SUBSEQUENT EVENTS
On October 15, 2001, the Company announced that it had agreed to acquire RF Nitro Communications, Inc., a privately held company with advanced materials and products in broadband wireless and wireline (fiber-optic) markets in a business combination to be accounted for as a purchase. The transaction was completed on October 23, 2001, with consideration consisting of shares of the Company's common stock and cash.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including variability in quarterly operating results, the rate of growth and development of wireless markets, risks associated with the operation of wafer fabrication facilities, our ability to manage rapid growth and to attract and retain skilled personnel, variability in production yields, raw material availability, manufacturing capacity constraints, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.



RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                         Three Months Ended                        Six Months Ended
                                                    Sept. 30,          Sept. 30,             Sept. 30,           Sept. 30,
                                                      2001                2000                 2001                2000
                                                  --------------      -------------        --------------      --------------
Revenue                                                 100.0%              100.0%               100.0%              100.0%

Operating costs and expenses
         Cost of goods sold                              63.0                49.3                 75.9                48.9
         Research and development                        17.3                14.4                 19.6                14.5
         Marketing and selling                            6.9                 7.4                  7.9                 7.4
         General and administrative                       3.5                 3.3                  4.0                 3.5
         Other operating expense                          6.2                   -                  6.6                   -
         Impairment of long-lived assets                    -                   -                  4.0                   -
                                                  --------------      -------------        --------------      --------------
Total operating costs and expenses                       96.9                74.4                118.0                74.3

Income (loss) from operations                             3.1                25.6                (18.0)               25.7

Interest income                                           3.6                 3.5                  4.4                 2.3
Interest expense                                         (4.3)               (2.0)                (4.9)               (1.1)
Other, net                                               (0.5)                  -                 (0.3)                  -
                                                  --------------      -------------        --------------      --------------
Income (loss) before income taxes                         1.9                27.1                (18.8)               26.9
Income tax (expense) benefit                             (0.3)               (9.8)                 2.9                (9.9)
                                                  --------------      -------------        --------------      --------------
Net income (loss)                                         1.6%               17.3%               (15.9)%              17.0%
                                                  ==============      =============        ==============      ==============

REVENUE
Revenue for the quarter ended September 30, 2001 decreased 3.9% to $98.3 million, compared to $102.2 million for the quarter ended September 30, 2000. For the six months ended September 30, 2001, revenue decreased 16.0% to $168.3 million from $200.4 million for the same period ended September 30, 2000. These decreases in year-over-year revenue were due primarily to excess inventories among manufacturers resulting from an overly optimistic forecast for the growth of the handset market and continued downward pressure on average selling prices, especially in our mature products. Second quarter revenue increased sequentially 40.3% from $70.1 million for the quarter ended June 30, 2001, primarily as a result of increased order activity from leading original equipment manufacturers
(OEMs) and the ramp of our module products for next-generation global system for mobile communications (GSM) handsets.

International shipments accounted for $65.3 million, or 66.5% of revenue, in the second quarter of fiscal 2002, compared to $58.2 million, or 57.0% of revenue, in the second quarter of fiscal 2001. For the six months ended September 30, 2001, international shipments were $110.9 million, or 65.9% of revenue, up from $110.0 million, or 54.9% of revenue, for the six months ended September 30, 2000. Sales to customers located in South Korea totaled $22.4 million, or 22.8% of revenue, for the second quarter of fiscal 2002, compared to $12.2 million, or 11.9% of revenue, for the second quarter of fiscal 2001. Year-to-date shipments to South Korea totaled $32.8 million, or 19.5% of revenue, in fiscal 2002 and $23.7 million, or 11.8% of revenue, in fiscal 2001. Shipments to this market may continue to fluctuate from the prior year, as the South Korean market remains unstable. We continue to see variations between geographic regions year-over-year due to our largest customer shifting production to its Korean facility.


GROSS PROFIT
Gross profit for the three months ended September 30, 2001 decreased 29.9% to $36.4 million, or 37.0% of revenue, compared to $51.9 million, or 50.7% of revenue, in the comparable period of the prior year. For the six months ended September 30, 2001, gross profit decreased 60.4% to $40.5 million, or 24.1% of revenue, compared to $102.4 million, or 51.1% of revenue, for the six months ended September 30, 2000. These decreases in gross profit were the result of increases in inventory reserves due to reduced sales forecasts associated with MMIC products and raw materials, continued declines in average selling prices on mature products, initial higher cost of goods sold associated with our module products and greater than normal yield losses associated with the module business.

We have historically experienced significant fluctuations in gross profit margins, which have caused fluctuations in our quarterly operating results, and we cannot be certain operating results will not be similarly affected in the future. We expect continued downward pressure on margins due to the factors described above, as well as costs associated with our new wafer fabrication facility. The new wafer fabrication facility is not expected to qualify for production and obtain economic value until third quarter of fiscal 2002. Once this occurs, the associated expenses will transition from start-up costs to cost of goods sold.


RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended September 30, 2001 increased 15.1% to $17.0 million, or 17.3% of revenue, compared to $14.7 million, or 14.4% of revenue, for the three months ended September 30, 2000. For the six months ended September 30, 2001, research and development expenses were $33.0 million, or 19.6% of revenue, compared to $28.9 million, or 14.5% of revenue, in the comparable period of the prior year. These increases were primarily attributable to increased headcount and related expenses including salaries, benefits and equipment, increased development wafers and mask sets and prototyping expenses. We plan to continue to make substantial investments in research and development.

MARKETING AND SELLING
Marketing and selling expenses for the second quarter of fiscal 2002 were $6.8 million, compared to $7.6 million for the second quarter of fiscal 2001, a decrease of 10.1%. For the six-month periods ended September 30, marketing and selling expenses were $13.4 million and $14.9 million in fiscal 2002 and fiscal 2001, respectively. These decreases in fiscal 2002 were primarily attributable to reduced sales commissions associated with the decline in revenue and shifts in revenue from third party commission-based accounts to in-house accounts. Marketing and selling expenses, as a percentage of revenue, were 6.9% and 7.4% for the three months ended September 30, 2001 and 2000, respectively, and 7.9% and 7.4%, respectively, for the six months then ended. We plan to continue to make investments in marketing and selling and expect that such expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended September 30, 2001 increased 4.1% to $3.5 million, or 3.5% of revenue, compared to $3.3 million, or 3.3% of revenue, for the quarter ended September 30, 2000. For the six-month period ended September 30, 2001, general and administrative expenses were $6.7 million, or 4.0% of revenue, compared to $7.1 million, or 3.5% of revenue, for the comparable period ended September 30, 2000. The increase for the quarter was primarily attributable to increased consulting for tax strategy planning and donations to the American Red Cross related to the tragic events of September 11, 2001. The decrease for the year to date was due to decreased legal and accounting expenses compared to fiscal 2001, which included nonrecurring charges related to the convertible debt offering.

INTEREST INCOME
For the quarter ended September 30, 2001, interest income was $3.5 million, compared to $3.5 million in the same quarter during the prior year. Interest income for the six-month periods ended September 30, 2001 and 2000 was $7.5 million and $4.7 million, respectively. Interest income for the six-month period has increased due to a higher average cash balance in fiscal 2002 as a result of the August 2000 convertible debt offering. The lack of growth in interest income in the quarter ended September 30, 2001 was due to lower prevailing interest rates, driven by the Federal Reserve cuts to the federal funds rate. We expect interest income to continue to decline over the remainder of fiscal year 2002 compared to 2001 due to the lower interest rate environment.

INTEREST EXPENSE
Interest expense for the quarter ended September 30, 2001 was $4.2 million compared to $2.0 million in the same quarter during the prior year. For the six-month periods ended September 30, 2001 and 2000, interest expense was $8.2 million and $2.3 million, respectively. These increases in interest expense are attributable to the August 2000 convertible subordinated notes and the interest rate swap that modifies the interest characteristics of our synthetic lease from a variable to a fixed rate basis.

INCOME TAX
The effective tax rate for the six months ended September 30, 2001 was 15.0%, compared to 37.0% for the six months ended September 30, 2000. This rate differs from the statutory rate of 35% primarily due to the change in the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public offerings and Rule 144A offerings, we have raised approximately $462.0 million, net of offering expenses. As of September 30, 2001, working capital was $427.9 million, including $185.3 million in cash and cash equivalents, compared to working capital at March 31, 2001 of $463.3 million. Operating activities for the first six months of fiscal 2002 generated $24.4 million in cash compared to $28.6 million in the first six months of fiscal 2001. This year-over-year decrease was primarily attributable to a decrease in net income of $60.8 million partially offset by a year-over-year change in inventory of $47.9 million, which includes a $15.3 million inventory reserve adjustment for fiscal 2002. The $32.6 million cash provided from changes in inventories was due to an increased focus on supply chain management which has decreased the need to build inventory to meet delivery schedules. Adjustments to reconcile net (loss) income for non-cash operating items increased cash provided by operating activities of $17.1 year-over-year due to an increase in depreciation, amortization, impairment of long-lived assets and tax benefits from exercise of employee stock options. Cash provided by changes in accounts payable and liabilities in fiscal 2002 was $1.1 million, as opposed to cash provided of $16.3 million in fiscal 2001. The decrease in cash provided by changes in accounts payable was due primarily to a change from vendor-specified terms in fiscal 2001 to uniform terms for all vendors in fiscal 2002.

Cash used in investing activities for the six months ended September 30, 2001 was $108.5 million, compared to $81.8 million in the prior year. Uses of cash in fiscal 2002 included purchases of securities available for sale of $142.6 million, which primarily accounted for the increase, and the purchase of capital equipment/leasehold improvements of $22.6 million. Proceeds from maturities of securities provided cash of $56.9 million partially offsetting the cash used.

Cash provided by financing activities for the six months ended September 30, 2001 was $3.3 million, compared to cash provided of $293.7 million for the six months ended September 30, 2000. The net proceeds from the convertible debt offering in fiscal 2001 represent the increased amount in prior year.

At September 30, 2001, we had long-term capital commitments of approximately $40.6 million, consisting of approximately $14.2 million for the deployment of manufacturing equipment pursuant to a strategic alliance with Agere Systems, Inc. ("Agere"), approximately $12.0 million for the expansion of our molecular beam epitaxy (MBE) facility, approximately $8.3 million for equipment for the second wafer fabrication facility, approximately $3.8 million for construction and equipment for a facility in Beijing, China, approximately $0.7 million for our first wafer fabrication facility, and the remainder for general corporate requirements. We entered into a strategic alliance with Agere in May 2001, and intend to invest approximately $58.0 million over the next two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. This alliance is designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. We broke ground November 8, 2001 on a test and tape and reel facility in Beijing, China, and we expect to spend approximately $20.0 million to have this facility operational by the fall of 2002. We expect to fund these commitments through a combination of cash on hand, capital leases and other forms of financing.

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



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company has been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that the Company has infringed 12 "machine vision" patents, seven "bar code" patents and three semiconductor patents owned by the plaintiff and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. Management is currently conducting an initial assessment of these claims.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 24, 2001. At the meeting, our shareholders elected five directors for one-year terms and until their successors are duly elected and qualified. Votes cast by our shareholders at the meeting were as follows:

Nominees for Director      Shares Voted in Favor           Shares Withheld
---------------------      ---------------------          ----------------
Erik H. van der Kaay               148,520,459                   348,607

David A. Norbury                   126,046,830                22,822,236

Albert E. Paladino                 148,516,645                   352,421

William J. Pratt                   126,065,753                22,803,313

Walter H. Wilkinson, Jr.           148,516,208                   352,858




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Amendment to Articles of Incorporation

4.1 Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent (incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 14,
         2001)

10.1 Second Amendment to Certain Operative Agreements, dated as of August 13, 2001, among RF Micro Devices, Inc., as the Construction Agent and as the Lessee; Wells Fargo Bank Northwest, National Association (formerly First Security Bank, National Association), not individually, except as expressly stated therein, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1; the Various Banks and Other Lending Institutions which are Parties Thereto from time to time, as the Holders; the Various Banks and Other Lending Institutions which are Parties Thereto from time to time, as the Lenders; First Union National Bank, as the Agent for the Lenders and Respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests; and Credit Suisse First Boston, as Syndication Agent

(b)      Reports on Form 8-K

During the quarter ended September 30, 2001, the Company filed the following reports on Form 8-K:

On August 13, 2001, a Form 8-K was filed to disclose that we announced on August 10, 2001 that our board of directors had adopted a shareholders' rights plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RF Micro Devices, Inc.

     Dated:  November 13, 2001

                                        /s/ William A. Priddy, Jr.
                                        --------------------------

                                        WILLIAM A. PRIDDY, JR. Vice
                                  President,Finance and Administration and
                                        Chief Financial Officer



    Dated:  November 13, 2001

                                        /s/ Barry D. Church
                                        -------------------
                                          BARRY D. CHURCH
                                       Corporate Controller
                                   (Principal Accounting Officer)