Form 10-Q/A
period 2001-09-29
RF MICRO DEVICES INC
filed 2001-11-14
CIK 911160

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

                               -----------------

                            RF MICRO DEVICES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  NORTH CAROLINA                        56-1733461
          ------------------------------             ---------------

         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organizatio                Identification No.)


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

                               EXPLANATORY NOTE



         We are amending our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 to file an exhibit that was inadvertently omitted from the original filing.

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

                                      RF Micro Devices, Inc.
     Dated:  November 13, 2001

                                     /S/ WILLIAM A. PRIDDY, JR.
                                     --------------------------

                                         WILLIAM A. PRIDDY, JR.
                                Vice President, Finance and Administration
                                     and Chief Financial Officer




    Dated:  November 13, 2001

                                     /S/ BARRY D. CHURCH
                                     --------------------
                                         BARRY D. CHURCH
                                      Corporate Controller
                                (Principal Accounting Officer)