Form 10-Q/A
period 2001-09-29
RF MICRO DEVICES INC
filed 2002-02-11
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2


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

                               EXPLANATORY NOTE



         We are amending our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 to revise Part I, Item 1, "Condensed Consolidated Financial Statements," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," to include additional data regarding inventory reserves, impairment of assets and commitments.

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
                                            =================    ================    =================    ================

In the computation of diluted loss per share for the six months ended September 30, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted loss per share similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would be anti-dilutive. The notes are convertible at a price of $45.085 per share and the closing price of the Company's stock on the date it committed to sell the notes was $35.50.

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
                                    =====================    ===================

During the quarter ended June 30, 2001, inventory reserves increased primarily due to recent customer demand shift from microwave monolithic integrated circuit
(MMIC) to more complex, highly integrated multi-chip module power amplifiers. The industry volatility and lower forecasts for handset sales during the first part of fiscal 2002 increased the Company's overall inventory risk associated with predictability of future sales and management's reliance on sales forecasts. An inventory reserve adjustment of $15.3 million was recorded as an addition to cost of goods sold based on management's best estimate of inventory risk. The net loss for the six-month period ended September 30, 2001 prior to this change in estimate would have been $13.9 million including a tax benefit of $2.5 million. The net loss per basic and diluted share for the second quarter of fiscal 2002 would have been ($0.08).

The Company has utilized a leading material requirement planning system, implemented planning strategies for each product and maintains an inventory management team. During the first two quarters of fiscal 2002, the Company's gross inventories have decreased $14.5 million, which management believes demonstrates the effectiveness of the Company's focus on supply chain management through the implementation of new planning strategies and an inventory management team. During fiscal year 2000 and the first two quarters of fiscal 2001 gross inventories grew consistent with sales. As sales began to decline in the last two quarters of fiscal 2001, inventory levels began to grow disproportionately with sales. The Company's response to industry trends and corresponding implementation of new production planning strategies did not impact gross inventory levels until the second quarter of fiscal 2002.

In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost. The Company evaluates inventory levels quarterly against sales forecasts on a part-by-part basis and evaluates its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessed by management. Inventory deemed obsolete is required by Company policy to be carried for a period not to exceed one year so that customers may be notified and find a suitable replacement. Once the one-year period is complete, the inventory will be disposed of or destroyed and the inventory value and related reserve will be written off the Company's books.

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

The terms and provisions of the interest-rate swap and $95.0 million of the hedged item (synthetic lease) exactly match, enabling the Company to use the hypothetical method of accounting for derivatives as defined by SFAS 133. This hedge is an amortizing swap that is perfectly effective in offsetting changes in expected cash flows due to fluctuations in the variable interest rate over the term of the lease since the notional amount reduction exactly matches the principal reduction in the synthetic lease transaction. This agreement involves the receipt of the variable rate amounts in exchange for a fixed rate interest payment over the life of the agreement without exchange of the underlying notional amounts. The differential in rates results in cash to be paid or received and is recognized as an adjustment to interest expense or income for the reporting period.

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

Assets to be held and used
During the quarter ended June 30, 2001, management made a decision to outsource all module production packaging and transition the Company's packaging line to a dedicated research and development ("R&D") facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an all R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. The impaired assets are module assembly packaging equipment for surface mount devices, die attach, wire-bond and molding processes. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly.

Assets to be disposed of
During the quarter ended June 30, 2001, management identified a customer demand shift from MMICs to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the $3.1 million carrying value of the Company's MMIC gravity feed test handlers. The impairment charge of the test handlers totaled $2.8 million, with a $0.3 million residual value remaining. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. Disposal of the impaired assets is expected to occur by the end of fiscal 2002.


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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


9.       SUBSEQUENT EVENTS
Acquisition of RF Nitro Communications, Inc.
On October 15, 2001, the Company announced that it had agreed to acquire RF Nitro Communications, Inc., a privately held company with advanced materials and products in broadband wireless and wireline (fiber-optic) markets in a business combination to be accounted for as a purchase. The transaction was completed on October 23, 2001, with consideration consisting of shares of the Company's common stock and cash.

China Test and Tape and Reel Facility
On November 8, 2001 the Company broke ground on a test and tape and reel facility in Beijing, China. The Company expects to spend approximately $20.0 million to have this facility operational by the fall of 2002.


10.      COMMITMENTS
Strategic Alliance with Agere
The Company entered into a strategic alliance with Agere Systems Inc. in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. The alliance was designed to provide the Company a guaranteed source of supply and favorable pricing of silicon wafers.

Synthetic Lease
In August 1999, as modified effective December 1999 and August 2001, the Company entered into a $100.0 million synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. Prior to December 31, 1999, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of the Company's personal property assets. The modification in August 2001 resulted in expansion of financial covenants, which require the maintenance of minimum levels of tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or the Company may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


10.      COMMITMENTS (continued)
o The "Eurodollar Rate" (described below) plus margins varying from 150 basis points to 325 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

o At the Company's election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the "ABR Rate" (described below) plus margins varying from 25 basis points to 200 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate).

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

The Company also has provided for a contingent residual value guarantee in relation to the synthetic lease. This guarantee provides that in the event the assets are sold to a third party at the end of the lease term, the Company unconditionally promises to pay to the lessor the lesser of (1) the deficiency balance, which is equal to the excess, if any, of the cost of the assets over the aggregate sale price paid by the third party, or (2) the maximum residual guarantee amount, which is equal to 85% of the "Property Cost" (aggregate outstanding loans and holder advances) for all of the assets subject to the synthetic lease. Amortization equal to 1.7111% per month of the equipment portion of the synthetic lease reduces the asset cost and thus the Company's contingent residual value guarantee.

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


GROSS PROFIT
Gross profit for the three months ended September 30, 2001 decreased 29.9% to $36.4 million, or 37.0% of revenue, compared to $51.9 million, or 50.7% of revenue, in the comparable period of the prior year. For the six months ended September 30, 2001, gross profit decreased 60.4% to $40.5 million, or 24.1% of revenue, compared to $102.4 million, or 51.1% of revenue, for the six months ended September 30, 2000. These decreases in gross profit were the result of increases in inventory reserves due to reduced sales forecasts associated with MMIC products and raw materials, continued declines in average selling prices on mature products, initial higher cost of goods sold associated with our module products and greater than normal yield losses associated with the module business. Our increased inventory reserves are attributable primarily due to recent customer demand shift from microwave monolithic integrated circuits
(MMIC) to more complex, highly integrated multi-chip module power amplifiers. The industry volatility and lower forecasts for handset sales during the first part of fiscal 2002 increased our overall inventory risk associated with predictability of future sales and management's reliance on sales forecasts. In order to focus on inventory reserve issues, we have utilized a leading material requirement planning system, implemented planning strategies for each product and maintain an inventory management team. During the first two quarters of fiscal 2002, our gross inventories have decreased $14.5 million, which management believes demonstrates the effectiveness of our focus on supply chain management through the implementation of new planning strategies and an inventory management team. During fiscal year 2000 and the first two quarters of fiscal 2001 gross inventories grew consistent with sales. As sales began to decline in the last two quarters of fiscal 2001, inventory levels began to grow disproportionate with sales. Our response to industry trends and corresponding implementation of new production planning strategies did not impact gross inventory levels until the second quarter of fiscal 2002, resulting in the reserve adjustment in the first quarter.

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

IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long-lived assets for impairment whenever indicators of impairment exist. During the six months ended September 30, 2001, we recognized an impairment charge totaling $6.8 million related to impairment of certain property and equipment. With respect to assets to be held and used, management made a decision to outsource module production packaging and transition our packaging line to a dedicated R&D facility, which resulted in a $4.0 million asset impairment charge during the six months ended September 30, 2001. As a result of the transition to an R&D facility, management identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly. With respect to assets to be disposed of, management identified a customer demand shift from MMICs to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the $3.1 million carrying value of our MMIC gravity feed test handlers. The impairment charge of the test handlers totaled $2.8 million, with a $0.3 million residual value remaining. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. Disposal of the impaired assets is expected to occur by the end of fiscal 2002.

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

At September 30, 2001, we had long-term capital commitments of approximately $40.6 million, consisting of approximately $14.2 million for the deployment of manufacturing equipment pursuant to a strategic alliance with Agere Systems, Inc. ("Agere"), approximately $12.0 million for the expansion of our molecular beam epitaxy (MBE) facility, approximately $8.3 million for equipment for the second wafer fabrication facility, approximately $3.8 million for construction and equipment for a facility in Beijing, China, approximately $0.7 million for our first wafer fabrication facility, and the remainder for general corporate requirements. We entered into a strategic alliance with Agere in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. We broke ground November 8, 2001 on a test and tape and reel facility in Beijing, China, and expect to spend approximately $20.0 million to have this facility operational by the fall of 2002. We expect to fund our commitments through a combination of cash on hand, capital leases and other forms of financing.

Due to lower forecasted demand levels, the expanded capacity in our first wafer fabrication facility is expected to be sufficient to address initial demand for next generation products through the latter portion of calendar 2001. Accordingly, we now plan to ramp production in our second wafer fabrication facility consistent with increased demand for these products.

The funding for the first phase of our second wafer fabrication facility came primarily from a synthetic lease arrangement that we entered into in August 1999, as modified effective December 1999 and August 2001. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, and a capital lease for tax purposes. Prior to December 31, 1999, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of RFMD's personal property assets. The modification in August 2001 resulted in expansion of financial covenants, which require the maintenance of minimum levels of tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or we may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

o The "Eurodollar Rate" (described below) plus margins varying from 150 basis points to 325 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

o At our election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the "ABR Rate" (described below) plus margins varying from 25 basis points to 200 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate).

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

We also have provided for a contingent residual value guarantee in relation to the synthetic lease. This guarantee provides that in the event the assets are sold to a third party at the end of the lease term, we unconditionally promise to pay to the lessor the lesser of (1) the deficiency balance, which is equal to the excess, if any, of the cost of the assets over the aggregate sale price paid by the third party, or (2) the maximum residual guarantee amount, which is equal to 85% of the "Property Cost" (aggregate outstanding loans and holder advances) for all of the assets subject to the synthetic lease. Amortization equal to 1.7111% per month of the equipment portion of the synthetic lease reduces the asset cost and thus our contingent residual value guarantee.


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

(a)      Exhibits

3.1      Amendment to Articles of Incorporation (previously filed)

4.1 Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent (incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 14,
         2001)

10.1 Second Amendment to Certain Operative Agreements, dated as of August 13, 2001, among RF Micro Devices, Inc., as the Construction Agent and as the Lessee; Wells Fargo Bank Northwest, National Association (formerly First Security Bank, National Association), not individually, except as expressly stated therein, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1; the Various Banks and Other Lending Institutions which are Parties Thereto from time to time, as the Holders; the Various Banks and Other Lending Institutions which are Parties Thereto from time to time, as the Lenders; First Union National Bank, as the Agent for the Lenders and Respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests; and Credit Suisse First Boston, as Syndication Agent (previously filed)

(b)      Reports on Form 8-K

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

     Dated:  February 11, 2002

                                        /s/ William A. Priddy, Jr.
                                        --------------------------

                                        WILLIAM A. PRIDDY, JR. Vice
                                  President,Finance and Administration and
                                        Chief Financial Officer



    Dated:  February 11, 2002

                                        /s/ Barry D. Church
                                        -------------------
                                          BARRY D. CHURCH
                                       Corporate Controller
                                   (Principal Accounting Officer)