Form 10-Q
period 2001-12-29
RF MICRO DEVICES INC
filed 2002-02-12
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 29, 2001
                         Commission File Number: 0-22511

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

As of February 6, 2002, there were 167,360,681 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       PAGE


          Condensed  Consolidated  Statements of Operations  for the three months ended December 31, 2001 and 2000.........................

          Condensed  Consolidated  Statements of  Operations  for the nine months ended December 31, 2001 and 2000.........................

          Condensed Consolidated Balance Sheets as of December 31, 2001
          and March 31, 2001..............................................

          Condensed  Consolidated  Statements  of Cash  Flows for the nine months ended December 31, 2001 and 2000.........................

          Notes to Condensed Consolidated Financial Statements............


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.........................................


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...............................................

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................




                  RF MICRO DEVICES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)


                                                     THREE MONTHS ENDED
                                               DECEMBER 31,       DECEMBER 31,
                                                   2001              2000
                                              ---------------   ---------------

Revenue:
     Product sales                            $       100,061   $        79,799
     Engineering revenue                                  490               119
                                              ---------------   ---------------
Total revenue                                         100,551            79,918
Operating costs and expenses:
     Cost of goods sold                                61,658            42,377
     Research and development                          19,055            16,011
     Marketing and selling                              7,458             6,544
     General and administrative                         3,888             3,241
     Other operating expenses (Note 7)                  2,550             1,252
                                              ---------------   ---------------
Total operating costs and expenses                     94,609            69,425
                                              ---------------   ---------------
Income from operations                                  5,942            10,493

Other income (expense):
     Interest income                                    2,585             5,159
     Interest expense                                  (4,458)           (3,443)
     Other, net                                             2                46
                                              ---------------   ---------------
Income before income taxes                              4,071            12,255
                                              ---------------   ---------------

Income tax expense                                        570             4,412
                                              ---------------   ---------------
Net income                                    $         3,501   $         7,843
                                              ===============   ===============

Net income per share (Note 2):
     Basic                                    $          0.02   $          0.05
     Diluted                                  $          0.02   $          0.05

Weighted average shares outstanding used in per share calculation:
     Basic                                            166,439           162,153
     Diluted                                          175,759           172,627

See accompanying Notes to Condensed Consolidated Financial Statements.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                      NINE MONTHS ENDED
                                               DECEMBER 31,       DECEMBER 31,
                                                   2001               2000
                                             ---------------    ---------------
Revenue:
     Product sales                           $       267,611    $       279,234
     Engineering revenue                               1,263              1,111
                                             ---------------    ---------------
Total revenue                                        268,874            280,345
Operating costs and expenses:
     Cost of goods sold                              189,461            140,365
     Research and development                         52,047             44,933
     Marketing and selling                            20,828             21,456
     General and administrative                       10,631             10,307
     Other operating expenses (Note 7)                13,568              1,252
     Impairment of long-lived assets (Note 6)          6,801               --
                                             ---------------    ---------------
Total operating costs and expenses                   293,336            218,313
                                             ---------------    ---------------
(Loss) income from operations                        (24,462)            62,032

Other income (expense):
     Interest income                                  10,041              9,811
     Interest expense                                (12,670)            (5,711)
     Other, net                                         (551)                29
                                             ---------------    ---------------

(Loss) income before income taxes                    (27,642)            66,161
                                             ---------------    ---------------

Income tax (benefit) expense (Note 8)                 (4,289)            24,342

                                             ---------------    ---------------
Net (loss) income                            ($       23,353)   $        41,819
                                             ===============    ===============

Net (loss) income per share (Note 2):
     Basic                                   ($         0.14)   $          0.26
     Diluted                                 ($         0.14)   $          0.24

Weighted average shares outstanding used in per share calculation:
     Basic                                           165,292            161,346
     Diluted                                         165,292            173,567

See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                   DECEMBER 31,          MARCH 31,
                                                                                       2001                2001
                                                                                 ---------------    ---------------
ASSETS                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $       117,944    $       266,076
     Short-term investments                                                              228,200             75,162
     Accounts receivable, net                                                             45,126             38,610
     Recoverable income taxes                                                             15,172             28,477
     Inventories (Note 3)                                                                 39,400             71,015
     Other current assets                                                                  8,391             12,974
                                                                                 ---------------    ---------------
         Total current assets                                                            454,233            492,314

Property and equipment, net of accumulated depreciation of $75,193 at
    December 31, 2001 and $49,757 at March 31, 2001                                      222,335            208,571
Goodwill (Note 9)                                                                         31,444                 --
Non-current deferred tax assets                                                           21,356                 --
Related party technology licenses, net of amortization of $2,022 at
    December 31, 2001 and $1,300 at March 31, 2001                                        11,221             11,943
Other intangible assets (Note 9)                                                           9,041              1,481
Other non-current assets                                                                   8,749              6,622
                                                                                 ---------------    ---------------
         Total assets                                                            $       758,379    $       720,931
                                                                                 ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $        18,355    $        14,613
     Accrued liabilities                                                                  17,969              9,410
     Current obligations under capital leases                                              4,102              4,976
                                                                                 ---------------    ---------------
         Total current liabilities                                                        40,426             28,999

Long-term debt, net of financing cost                                                    293,855            292,700
Non-current deferred tax liabilities                                                      23,482             19,471
Obligations under capital leases, less current maturities                                    565              3,263
Other long-term liabilities                                                               11,298                 --
                                                                                 ---------------    ---------------
         Total liabilities                                                               369,626            344,433

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares
   issued and outstanding                                                                     --                 --
Common stock, no par value; 500,000 shares authorized; 167,084 and
   163,710 shares issued and outstanding at December 31, 2001 and March
   31, 2001, respectively                                                                277,211            246,930
Additional paid-in capital                                                                68,270             53,196
Deferred compensation                                                                    (20,192)           (14,798)
Accumulated other comprehensive loss, net of tax (Note 4)                                 (4,576)              (223)
Retained earnings                                                                         68,040             91,393
                                                                                 ---------------    ---------------

         Total shareholders' equity                                                      388,753            376,498
                                                                                 ---------------    ---------------

         Total liabilities and shareholders' equity                              $       758,379    $       720,931
                                                                                 ===============    ===============

See accompanying Notes to Condensed Consolidated Financial Statements.


                  RF MICRO DEVICES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)
                                                                                           NINE MONTHS ENDED
                                                                                   DECEMBER 31,       DECEMBER 31,
                                                                                       2001               2000
                                                                                ---------------     ---------------
Cash flows from operating activities:
Net (loss) income                                                                ($       23,353)   $        41,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation                                                                         25,902             20,679
     Amortization                                                                          5,100              2,804
     Loss on disposal of equipment and long-term investment                                  458                 61
     Impairment of long-lived assets                                                       6,801                 --
     Tax benefit from exercise of employee stock options                                   7,441                 --
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                         (6,458)             9,339
         Recoverable income taxes and deferred tax assets                                 (1,148)              (547)
         Inventories                                                                      32,070            (22,648)
         Other assets                                                                     (3,385)            (2,864)
         Accounts payable and accrued liabilities                                         10,909             10,653
             Other liabilities                                                             8,875              8,518
                                                                                 ---------------    ---------------
Net cash provided by operating activities                                                 63,212             67,814

Cash flows from investing activities:
     Purchase of property and equipment                                                  (43,281)           (73,247)
     Proceeds from maturities of held-to-maturity securities                              17,950             33,805
     Proceeds from maturities of available for sale securities                            84,086              6,300
     Purchase of held-to-maturity securities                                                  --            (32,502)
     Purchase of available for sale securities                                          (256,761)           (42,767)
     Purchase of businesses, net of cash acquired                                        (17,838)                --
     Purchase of other investments                                                            --             (5,000)
     Purchase of technology license                                                         (130)                --
                                                                                 ---------------    ---------------
Net cash used in investing activities                                                   (215,974)          (113,411)

Cash flows from financing activities:
     Proceeds from convertible debt offering, net of
           financing cost                                                                     --            291,354
     Proceeds from exercise of options and
employee stock purchases                                                                    8,344             5,267
     Repayment of capital lease obligations                                               (3,714)            (3,346)
                                                                                 ---------------    ---------------
Net cash provided by financing activities                                                  4,630            293,275
                                                                                 ---------------    ---------------

Net (decrease)  increase in cash and cash equivalents                                   (148,132)           247,678
Cash and cash equivalents at the beginning of the period                                 266,076             28,956
                                                                                 ---------------    ---------------
Cash and cash equivalents at the end of the period                               $       117,944    $       276,634
                                                                                 ===============    ===============

Noncash investing and financing activities:
Issuance of restricted stock as deferred compensation                            $         7,046    $         7,946
Available-for-sale investment equity change, net of tax                          $           302    $         1,188
Fair value of cash flow hedge, net of tax                                       ($         4,655)   $            --

See accompanying Notes to Condensed Consolidated Financial Statements

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closet to December 31; however, in this report the Company's fiscal year is described as ending on March 31 and the first, second, and third quarters of each fiscal year are described as ending June 30, September 30 and December 31, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)


2.       NET INCOME (LOSS) PER SHARE
The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted income (loss) per share (in thousands, except per share data):


                                                     Three Months Ended                       Nine Months Ended
                                            -------------------------------------    -------------------------------------
                                              Dec. 31, 2001        Dec. 31, 2000       Dec. 31, 2001        Dec. 31, 2000
                                            -----------------    ----------------    -----------------    ----------------

Numerator for basic and diluted
 income (loss) per share:
         Net income (loss)                            $3,501              $7,843            ($23,353)             $41,819
                                            =================    ================    =================    ================

Denominator for basic income (loss) per
share - weighted average shares

                                                     166,439             162,153             165,292              161,346

Effect of dilutive securities:
         Stock options and warrants                    9,320              10,474                    -              12,221
                                            -----------------    ----------------    -----------------    ----------------

Denominator  for diluted  income
(loss) per share - adjusted
weighted  average shares
and assumed conversions
                                                     175,759             172,627             165,292              173,567

         Basic income (loss) per share
                                                      $ 0.02              $ 0.05           ($    0.14)             $ 0.26
                                            =================    ================    =================    ================

         Diluted income (loss) per share
                                                      $ 0.02              $ 0.05          ($     0.14)             $ 0.24
                                            =================    ================    =================    ================


In the computation of diluted loss per share for the nine months ended December 31, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted loss per share similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would be anti-dilutive. The notes are convertible at a price of $45.085 per share and the closing price of the Company's stock on the date it committed to sell the notes was $35.50.

In the  computation  of  diluted  income  per share for the three  months  ended
December 31, 2001 and 2000 and the nine months ended December 31, 2000, outstanding stock options to purchase approximately 3.0 million shares, 1.6 million shares, and 1.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive. The computation of diluted income per share for these periods additionally did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would be anti-dilutive.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


3.       INVENTORIES
Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                            December 31,          March 31,
                                                2001                2001
                                          ---------------    ---------------
         Raw materials                    $        22,075    $        25,641
         Work in process                           20,999             26,686
         Finished goods                            25,053             38,571
                                          ---------------    ---------------
                                                   68,127             90,898
         Inventory reserve                        (28,727)           (19,883)
                                          ---------------    ---------------
                  Total inventory         $        39,400    $        71,015
                                          ===============    ===============


During the quarter ended June 30, 2001, inventory reserves increased primarily due to recent customer demand shift from microwave monolithic integrated circuits (MMIC) to more complex, highly integrated multi-chip module power amplifiers. The industry volatility and lower forecasts for handset sales during the first part of fiscal 2002 increased the Company's overall inventory risk associated with predictability of future sales and management's reliance on sales forecasts. An inventory reserve adjustment of $15.3 million was recorded as an addition to cost of goods sold based on management's best estimate of inventory risk. The net loss for the nine-month period ended December 31, 2001 prior to this change in estimate would have been $10.4 million including a tax benefit of $1.9 million. The net loss per basic and diluted share for the nine months ended December 31, 2001 would have been ($0.06).

The Company has utilized a leading material requirement planning system, implemented planning strategies for each product and maintains an inventory management team. During the first three quarters of fiscal 2002, the Company's gross inventories have decreased $22.8 million, which management believes demonstrates the effectiveness of the Company's focus on supply chain management through the implementation of new planning strategies and an inventory management team. During fiscal year 2000 and the first two quarters of fiscal 2001 gross inventories grew consistent with sales. As sales began to decline in the last two quarters of fiscal 2001, inventory levels began to grow disproportionately with sales. The Company's response to industry trends and corresponding implementation of new production planning strategies did not impact gross inventory levels until the second quarter of fiscal 2002.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


4.       COMPREHENSIVE (LOSS) INCOME
Accumulated comprehensive (loss) income for the Company consisted entirely of accumulated unrealized gains on marketable securities during fiscal 2001; fiscal 2002 also includes the fair value of a cash flow hedge related to the Company's synthetic lease (Note 5). The amount is a separate component of shareholders' equity. The components of comprehensive (loss) income, net of tax, are as follows (in thousands):

                                   Three Months Ended      Nine Months Ended
                                 ---------------------- ----------------------
                                   Dec. 31,    Dec. 31,   Dec. 31,    Dec. 31,
                                     2001        2000       2001        2000
                                 ----------  ---------- ----------  ----------

Net income (loss)                $    3,501  $    7,843 ($  23,353) $   41,819
Comprehensive (loss) income:
  Unrealized (loss) gains on
       marketable securities           (336)       (869)        90       1,188

  Realized (loss) gain adjustment        (6)         --        212          --
  Changes in fair value of
         cash flow hedge              1,032          --     (4,655)         --
                                 ----------  ---------- ----------  ----------

Accumulated comprehensive
     (loss)income                $    4,191  $    6,974 ($  27,706) $   43,007
                                 ==========  ========== ==========  ==========



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

Financial Reporting Policy
The interest rate swap discussed above is a cash flow hedge and is recorded on the consolidated balance sheet at its fair value of $7.3 million as of December 31, 2001, which is included in other long-term liabilities and comprehensive loss, net of tax, with no impact on earnings.

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

Assets to be held and used
During the quarter ended June 30, 2001, management made a decision to outsource module production packaging and transition the Company's packaging line to a dedicated research and development ("R&D") facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. The impaired assets are module assembly packaging equipment for surface mount devices, die attach, wire-bond and molding processes. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly.

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

7.       OTHER OPERATING EXPENSES
Other operating expenses consist of start-up costs associated with preparing the Company's second wafer fabrication facility located in Greensboro, NC and the proposed facility in Beijing, China for normal production capacity. These costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The second wafer fabrication facility qualified for production in the third quarter of fiscal 2002. Accordingly, the associated expenses transitioned from other operating expense to cost of goods sold during this quarter of fiscal 2002.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


8.       INCOME TAX
The total income tax benefit for the nine months ended December 31, 2001 was $4.3 million, which included current federal benefits, current state benefits, and deferred expense of $5.5 million, $0.4 million, and $1.6 million, respectively. The Company's effective tax rate was 15.5% for the nine months ended December 31, 2001, compared to 36.8% for the same period of fiscal 2001. This rate differs from the statutory rate of 35% primarily due to tax credits and the change in the valuation allowance for deferred tax assets.

9.       BUSINESS COMBINATIONS
Acquisition of RF Nitro Communications, Inc.
On October 23, 2001, the Company merged with RF Nitro Communications, Inc. ("RF Nitro"), a privately held company with advanced materials and products in broadband wireless and wireline (fiber-optic) markets. As a result of the acquisition, the Company gained access to advanced compound semiconductor processes, such as Gallium Nitride, as well as additional resources to conduct advanced research on this and other technologies. In addition, RF Nitro sold Indium Gallium Phosphide ("InGaP") transistors and amplifiers, which are expected to accelerate the Company's initiatives to introduce InGaP for certain wireless applications. The acquisition was accounted for in accordance with the Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS
141). The results of operations of RFN have been included in the consolidated financial results of the Company since the date of acquisition. There are no significant differences between the accounting policies of the Company and RF Nitro.

The aggregate purchase price of the RF Nitro acquisition was $25.1 million, consisting of $3.0 million in cash, 1.2 million shares of common stock and replacement stock options valued at $22.1 million. The value of the 1.2 million common shares issued was determined based on the average market price of the Company's common shares over the last five trading days prior to the announcement of the execution of the acquisition agreement. The total purchase price of $25.1 million was allocated to the assets acquired and liabilities assumed based on their fair values as determined by an independent appraisal, as follows (in thousands):

                Total purchase price               $25,114

                Current assets                     $   712
                Property, plant and equipment        3,017
                Other assets                           450
                Identifiable intangible assets       6,240
                                                   -------
                     Total assets acquired         $10,419
                                                   -------

                Current liabilities                $ 1,392
                Long-term debt                         142
                                                   -------
                     Total liabilities assumed     $ 1,534
                                                   -------

                Resulting goodwill                 $16,229
                                                   -------

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.       BUSINESS COMBINATIONS (continued)
Of the $6.2 million of acquired intangible assets, $4.7 million represents the value of an acquired technology license; $1.5 million represents the value of a covenant not to compete, and $0.03 million represents the value of employee contracts. The technology license meets the criteria for having an indefinite life and is not being amortized in accordance with the Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). As required by SFAS 142, The Company will assess the carrying value of its non-amortized intangible assets for potential impairment on an ongoing basis. The tests for potential impairment of intangible assets with indefinite useful lives is based on a comparison of the fair value of these assets, excluding a recoverability test, and the carrying value of such assets. Consistent with the requirements of SFAS 121, an impairment loss will be recognized if the carrying amount exceeds the fair value of these intangible assets. The remaining specifically identifiable intangible assets acquired are being amortized over their estimated useful lives of two years.

The $16.2 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with SFAS 142, the goodwill is not being amortized and will be evaluated for impairment on an annual basis. Of the total amount of goodwill, none is expected to be deductible for federal income tax purposes.

Acquisition of IBM's GPS Development Operation
On December 14, 2001, the Company acquired the global positioning system ("GPS") development operation of International Business Machine Corporation ("IBM") for $15 million in cash. The acquisition provides the Company with advanced GPS technology and access to IBM's chipscale packaging technology. The GPS development operation was the first to introduce GPS solutions using Silicon Germanium (SiGe), which reduces size, power consumption and noise figure, and enables higher levels of integration. As a part of the transaction, IBM has agreed to transfer to the Company intellectual property associated with these products. The GPS development operation is composed primarily of engineers and technical marketing specialists with extensive development and application experience and broad customer knowledge. The Company plans to utilize the GPS technology and engineering resources acquired to provide GPS solutions to handset manufacturers, as wireless service providers comply with regulatory mandates and seek new databased services. The acquisition of the GPS development operation is considered the acquisition of a business in accordance with the Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS
141) The results of GPS have been included in the consolidated financial results of the Company since the date of acquisition. There are no significant differences between the accounting policies of the Company and GPS.

The aggregate purchase price of the GPS acquisition consisted of $15.0 million in cash. The total purchase price was allocated to the assets acquired and liabilities assumed based on the fair values as determined by an independent appraisal, as follows (in thousands):

               Total purchase price               $ 15,000

               Property, plant and equipment      $    285
               Identifiable intangible assets        1,100
                                                  --------
                    Total assets acquired         $  1,385
                                                  --------

               Long-term liabilities              $  1,600
                                                  --------
                    Total liabilities assumed     $  1,600
                                                  --------

               Resulting goodwill                 $ 15,215
                                                  --------

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.       BUSINESS COMBINATIONS (continued)
In addition, contingent purchase consideration of up to $22.5 million may be payable if certain cumulative GPS product revenue is accrued during the calendar year ending December 31, 2002. Any payments of contingent purchase consideration will increase the goodwill attributed to GPS. We are unable to assess the probability of any contingent purchase consideration that may be due and has therefore excluded it from the allocation in accordance with SFAS 141.

The $1.1 million of identifiable intangible asset represents developed product technology. This technology is being amortized over its useful life of five years.

The $15.2 million of goodwill represents the excess of the purchase price over fair value of assets acquired and liabilities assumed. In accordance with SFAS 142, the goodwill is not being amortized and will be evaluated for impairment on an annual basis. Of this total amount, 100% is expected to be deductible for federal income tax purposes.

Pro Forma Consolidated Financial Data
The following unaudited pro forma consolidated financial information reflects the results of operations for the periods ended December 31, 2001 and December 31, 2000 as if the acquisitions of RF Nitro and the GPS operations had occurred on March 31, 2001 and 2000, respectively (in thousands).

                                   Three Months Ended      Nine Months Ended
                                 ---------------------- ----------------------
                                  Dec. 31,     Dec. 31,   Dec. 31,    Dec. 31,
                                    2001         2000       2001        2000
                                 ----------  ---------- ----------  ----------


Revenue                          $  100,674  $   80,180  $ 270,213  $  280,647
Net income (loss)                     1,659       6,894 ($  28,724) $   39,435
Net income (loss) per share:
     Basic                       $     0.01  $     0.04 ($    0.17) $     0.24
     Diluted                     $     0.01  $     0.04 ($    0.17) $     0.23

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on March 31, 2001 and 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

10.      COMMITMENTS
Strategic Alliance with Agere
The Company entered into a strategic alliance with Agere Systems Inc. in May 2001, pursuant to which it agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. The alliance was designed to provide the Company a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. The Company and Agere are engaged in discussions regarding the terms of their alliance and the effect of this potential sale. Management currently cannot predict the outcome of these discussions or what form the alliance will take in the future, but currently does not believe that these developments will have a material adverse effect on the Company's business, financial condition or results of operations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.      COMMITMENTS (continued)
China Test and Tape and Reel Facility
On November 8, 2001 the Company broke ground on a test and tape and reel facility in Beijing, China. The Company expects to spend approximately $20.0 million to have this facility operational by the fall of 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including variability in quarterly operating results, the rate of growth and development of wireless markets, risks associated with the operation of our molecular beam epitaxy and wafer fabrication facilities, our ability to manage rapid growth and to attract and retain skilled personnel, variability in production yields, raw material availability, manufacturing capacity constraints, dependence on a limited number of customers, dependence on our GaAs HBT products and dependence on third parties. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.



RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                   Three Months Ended       Nine Months Ended
                                  Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                    2001       2000        2001        2000
                                 ---------   ---------   ---------    --------
Revenue                              100.0%      100.0%      100.0%      100.0%

Operating costs and expenses
  Cost of goods sold                  61.3        53.0        70.5        50.1
  Research and development            19.0        20.0        19.4        16.0
  Marketing and selling                7.4         8.2         7.7         7.7
  General and administration           3.9         4.1         4.0         3.7
  Other operating expenses             2.5         1.6         5.0         0.4
  Impairment of long-lived assets       --          --         2.5          --
                                 ---------   ---------   ---------   ---------
Total operating costs and expense     94.1        86.9       109.1        77.9

Income (loss) from operations          5.9        13.1        (9.1)       22.1

Interest income                        2.6         6.5         3.7         3.5
Interest expense                      (4.4)       (4.3)       (4.7)       (2.0)
Other, net                              --          --        (0.2)         --
                                 ---------   ---------   ---------   ---------
Income (loss) before income taxes      4.1        15.3       (10.3)       23.6
Income tax (expense) benefit          (0.6)       (5.5)        1.6        (8.7)
                                 ---------   ---------   ---------   ---------
Net income (loss)                      3.5%        9.8%       (8.7)%      14.9%
                                 =========   =========   =========   =========

REVENUE
Revenue for the quarter ended December 31, 2001 increased 25.8% to $100.6 million, compared to $79.9 million for the quarter ended December 31, 2000. For the nine months ended December 31, 2001, revenue decreased 4.1% to $268.9 million from $280.3 million for the same period ended December 31, 2000. The third quarter increase was attributable to revenue growth from our highly integrated multi-chip module power amplifiers partially offset by a decrease in microwave monolithic integrated circuit (MMIC) products. The decrease in the nine-month year-over-year revenue was due primarily to excess inventories among manufacturers resulting from an overly optimistic forecast for the growth of the handset market and continued downward pressure on average selling prices, especially in our mature products.

International shipments accounted for $72.8 million, or 72.5% of revenue, in the third quarter of fiscal 2002, compared to $38.2 million, or 47.8% of revenue, in the third quarter of fiscal 2001. For the nine months ended December 31, 2001, international shipments were $183.7 million, or 68.3% of revenue, up from $148.1 million, or 52.8% of revenue, for the nine months ended December 31, 2000. Sales to customers located in South Korea totaled $27.5 million, or 27.3% of revenue, for the third quarter of fiscal 2002, compared to $14.5 million, or 18.2% of revenue, for the third quarter of fiscal 2001. Year-to-date shipments to South Korea totaled $60.3 million, or 22.4% of revenue, in fiscal 2002 and $38.2 million, or 13.6% of revenue, in fiscal 2001. Shipments to this market may continue to fluctuate from the prior year, as the South Korean market remains unstable. Variations in revenue by geographic region year-over-year are also due inpart to our largest customer shifting production to its Korean facility from facilities located in U.S. locations.

GROSS PROFIT
Gross profit for the three months ended December 31, 2001 increased 3.6% to $38.9 million, or 38.7% of revenue, compared to $37.5 million, or 47.0% of revenue, in the comparable period of the prior year. For the nine months ended December 31, 2001, gross profit decreased 43.3% to $79.4 million, or 29.5% of revenue, compared to $140.0 million, or 49.9% of revenue, for the nine months ended December 31, 2000. The gross profit decrease as a percentage of revenue in the third quarter is attributed to the transition of the new wafer fabrication facility from other operating expense to cost of goods sold; continued declines in average selling prices on products; and initial higher cost of goods sold associated with our module products. The decrease in gross profit for the nine months ended December 31, 2001 was the result of increases in inventory reserves, continued declines in average selling prices on products, initial higher cost of goods sold associated with our module products and greater than normal yield losses associated with the ramp up of new module products. Our increased inventory reserves are attributable primarily due to recent customer demand shift from microwave monolithic integrated circuits (MMIC) to more complex, highly integrated multi-chip module power amplifiers. The industry volatility and lower forecasts for handset sales during the first part of fiscal 2002 increased our overall inventory risk associated with predictability of future sales and management's reliance on sales forecasts. In order to focus on inventory reserve issues, we have utilized a leading material requirement planning system, implemented planning strategies for each product and maintain an inventory management team. During the first three quarters of fiscal 2002, our gross inventories have decreased $22.8 million, which management believes demonstrates the effectiveness of our focus on supply chain management through the implementation of new planning strategies and an inventory management team. During fiscal year 2000 and the first two quarters of fiscal 2001 gross inventories grew consistent with sales. As sales began to decline in the last two quarters of fiscal 2001, inventory levels began to grow disproportionately with sales. Our response to industry trends and corresponding implementation of new production planning strategies did not impact gross inventory levels until the second quarter of fiscal 2002, resulting in the reserve adjustment in the first quarter.

We have historically experienced significant fluctuations in gross profit margins, which have caused fluctuations in our quarterly operating results, and we cannot be certain operating results will not be similarly affected in the future. We expect continued downward pressure on margins due to the factors described above, as well as costs associated with our new wafer fabrication facility. The new wafer fabrication facility qualified for production in the third quarter of fiscal 2002. Accordingly, the associated expenses transitioned from other operating expense to cost of goods sold during the third quarter of fiscal 2002.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended December 31, 2001 increased 19.0% to $19.1 million, or 19.0% of revenue, compared to $16.0 million, or 20.0% of revenue, for the three months ended December 31, 2000. For the nine months ended December 31, 2001, research and development expenses were $52.0 million, or 19.4% of revenue, compared to $44.9 million, or 16.0% of revenue, in the comparable period of the prior year. The increases were primarily attributable to increased headcount and related expenses including salaries, benefits and equipment; increased development wafers and mask sets; and increased prototyping expenses. The module production packaging line that was transitioned into a research and development ("R&D") facility and the acquisitions of RF Nitro and IBM's GPS operations contributed to the increased headcount and associated expenses. We plan to continue to make substantial investments in research and development.

MARKETING AND SELLING
Marketing and selling expenses for the third quarter of fiscal 2002 were $7.5 million, compared to $6.5 million for the third quarter of fiscal 2001, an increase of 14.0%. For the nine-month periods ended December 31, 2001 and 2000, marketing and selling expenses were $20.8 million and $21.5 million in fiscal 2002 and fiscal 2001, respectively. The third quarter increase was primarily attributable to higher salary and benefit cost. The year-to-date decrease in fiscal 2002 was primarily attributable to reduced sales commissions associated with the decline in revenue and shifts in revenue from third party commission-based accounts to in-house accounts. Marketing and selling expenses, as a percentage of revenue, were 7.4% and 8.2% for the three months ended December 31, 2001 and 2000, respectively, and 7.7% and 7.7%, respectively, for the nine months then ended. We plan to continue to make investments in marketing and selling and expect that such expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended December 31, 2001 increased 20.0% to $3.9 million, or 3.9% of revenue, compared to $3.2 million, or 4.1% of revenue, for the quarter ended December 31, 2000. For the nine-month period ended December 31, 2001, general and administrative expenses were $10.6 million, or 4.0% of revenue, compared to $10.3 million, or 3.7% of revenue, for the comparable period ended December 31, 2000. The increase for the third quarter was primarily attributable to greater salary and benefit cost associated with increased headcounts. Legal and auditing fees associated with the acquisition of RF Nitro and IBM's GPS development operations also contributed to the increase. The nine-month period increase is consistent with the quarter increase, and included additional charges related consulting for tax strategy planning and donations to the American Red Cross related to the tragic events of September 11, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long-lived assets for impairment whenever indicators of impairment exist. During the nine months ended December 31, 2001, we recognized an impairment charge totaling $6.8 million related to impairment of certain property and equipment. With respect to assets to be held and used, management made a decision to outsource module production packaging and transition our packaging line to a dedicated R&D facility, which resulted in a $4.0 million asset impairment charge during the nine months ended December 31, 2001. As a result of the transition to an R&D facility, management identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly. With respect to assets to be disposed of, management identified a customer demand shift from MMICs to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the $3.1 million carrying value of our MMIC gravity feed test handlers. The impairment charge of the test handlers totaled $2.8 million, with a $0.3 million residual value remaining. Assets to be disposed of are measured at the lower of carrying amount or fair value less cost to sell. Disposal of the impaired assets is expected to occur by the end of fiscal 2002.


INTEREST INCOME
For the quarter ended December 31, 2001, interest income was $2.6 million, compared to $5.2 million in the same quarter during the prior year. Interest income for the nine-month periods ended December 31, 2001 and 2000 was $10.0 million and $9.8 million, respectively. Interest income for the nine-month period increased due to a higher average cash balance in fiscal 2002 as a result of the August 2000 convertible debt offering. The decrease in interest income in the quarter ended December 31, 2001 was due to lower prevailing interest rates, driven by the Federal Reserve cuts to the federal funds rate. We expect interest income to continue to decline over the remainder of fiscal year 2002 compared to 2001 due to the lower interest rate environment.

INTEREST EXPENSE
Interest expense for the quarter ended December 31, 2001 was $4.5 million compared to $3.4 million in the same quarter during the prior year. For the nine-month periods ended December 31, 2001 and 2000, interest expense was $12.7 million and $5.7 million, respectively. These increases in interest expense are attributable to the August 2000 convertible subordinated notes and the interest rate swap that modifies the interest characteristics of our synthetic lease from a variable to a fixed rate basis.

INCOME TAX
The effective tax rate for the nine months ended December 31, 2001 was 15.5%, compared to 36.8% for the nine months ended December 31, 2000. This rate differs from the statutory rate of 35% primarily due to tax credits and the change in the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public offerings and Rule 144A offerings, we have raised approximately $462.0 million, net of offering expenses. As of December 31, 2001, working capital was $413.8 million, including $117.9 million in cash and cash equivalents, compared to working capital at March 31, 2001 of $463.3 million. Operating activities for the first nine months of fiscal 2002 generated $63.2 million in cash compared to $67.8 million in the first nine months of fiscal 2001. This year-over-year decrease was primarily attributable to a decrease in net income of $65.2 million partially offset by a year-over-year change in inventory of $54.7 million, which includes an $8.8 million inventory reserve adjustment for fiscal 2002. The $22.8 million cash provided from changes in gross inventories was due to an increased focus on supply chain management through implementation of new planning strategies and an inventory management team which has decreased the need to build inventory to meet delivery schedules. Adjustments to reconcile net (loss) income for non-cash operating items increased cash provided from operating activities by $22.2 million year-over-year due to increases in depreciation, amortization, impairment of long-lived assets and tax benefits from exercise of employee stock options. This was partially offset by cash used in accounts receivable of $6.5 million in fiscal 2002 compared to cash provided of $9.3 million in fiscal 2001. This variation was primarily due to sales fluctuations.

Cash used in investing activities for the nine months ended December 31, 2001 was $216.0 million, compared to $113.4 million in the prior year. Uses of cash in fiscal 2002 included purchases of securities available for sale of $256.8 million, purchases of capital equipment and leasehold improvements of $43.3 million and purchase of businesses totaling $17.8 million. Proceeds from maturities of securities provided cash of $102.0 million, partially offsetting the cash used. The year-over-year increase is primarily attributable to the purchase of securities and the acquisitions of RF Nitro and IBM's GPS development operation. The RF Nitro acquisition is intended to provide access to advanced compound semiconductor processes as well as additional resources to conduct advanced research and the acquisition IBM's GPS development operation is intended to provide advanced GPS technology and access to IBM's chipscale packaging technology.

Cash provided by financing activities for the nine months ended December 31, 2001 was $4.6 million, compared to cash provided of $293.3 million for the nine months ended December 31, 2000. The net proceeds from the convertible debt offering in fiscal 2001 represent the increased amount in prior year.

At December 31, 2001, we had long-term capital commitments of approximately $15.6 million, consisting of approximately $1.6 million for the deployment of manufacturing equipment pursuant to a strategic alliance with Agere Systems Inc. ("Agere"), approximately $3.2 million for the expansion of our molecular beam epitaxy (MBE) facility, approximately $5.7 million for equipment for the second wafer fabrication facility, approximately $2.6 million for construction and equipment for a facility in Beijing, China, approximately $0.7 million for facility improvements in our first wafer fabrication facility, and the remainder for general corporate requirements. We entered into a strategic alliance with Agere in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We are engaged in discussions with Agere regarding the terms of our alliance and the effect of this potential sale. Our management currently cannot predict the outcome of these discussions or what form the alliance will take in the future, but currently does not believe that these developments will have a material adverse effect on our business, financial condition or results of operations. We broke ground November 8, 2001 on a test and tape and reel facility in Beijing, China, and expect to spend approximately $20.0 million to have this facility operational by the fall of 2002. We expect to fund our commitments through a combination of cash on hand, capital leases and other forms of financing.

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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      Recent Sales of Unregistered Securities

         On October 23, 2001, we issued an aggregate of 1,159,171 of our common shares pursuant to our acquisition of RF Nitro Communications, Inc., a Delaware corporation ("RF Nitro"). All of the common shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act. This sale was made without general solicitation or advertising. We have filed a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. We have not received and will not receive any proceeds from the sales of these common shares other than the assets and liabilities of RF Nitro.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

None

(b)      Reports on Form 8-K

During the quarter ended December 31, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RF Micro Devices, Inc.
     Dated:  February 12, 2002

                                       /s/ William A. Priddy, Jr.
                                       --------------------------

                                       WILLIAM A. PRIDDY, JR.
                               Vice President, Finance and Administration
                                       and Chief Financial Officer




    Dated:  February 12, 2002

                                       /s/ Barry D. Church
                                       --------------------------
                                       BARRY D. CHURCH
                                       Corporate Controller
                                    (Principal Accounting Officer)