Form 10-K
period 2002-03-31
RF MICRO DEVICES INC
filed 2002-06-18
CIK 911160

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,710,138,215 as of May 31, 2002. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 165,151,628 shares of the registrant's common stock outstanding as of May 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE


The registrant has incorporated by reference into Part II of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2002 and has incorporated by reference into Part III of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2002 and portions of its proxy statement for its 2002 annual meeting of shareholders.

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO OUR PLANS, OBJECTIVES, ESTIMATES AND GOALS. WORDS SUCH AS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE" AND "ESTIMATE," AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS, IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING PROBABLE VARIABILITY IN OUR QUARTERLY OPERATING RESULTS, THE RATE OF GROWTH AND
DEVELOPMENT OF WIRELESS MARKETS, RISKS ASSOCIATED WITH OUR OPERATION OF MOLECULAR BEAM EPITAXY AND WAFER FABRICATION FACILITIES, OUR ABILITY TO MANAGE RAPID GROWTH AND TO ATTRACT AND RETAIN SKILLED PERSONNEL, VARIABILITY IN PRODUCTION YIELDS, RAW MATERIAL AVAILABILITY, MANUFACTURING CAPACITY CONSTRAINTS, DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, DEPENDENCE ON OUR GALLIUM ARSENIDE HETEROJUNCTION BIPOLAR TRANSISTOR PRODUCTS AND DEPENDENCE ON THIRD PARTIES. THESE AND OTHER RISKS AND UNCERTAINTIES, MANY OF WHICH ARE ADDRESSED IN MORE DETAIL BELOW IN THE SECTIONS ENTITLED "BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND "MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," COULD CAUSE OUR ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY ANY OF THESE FORWARD-LOOKING STATEMENTS.

WE USE A 52 OR 53-WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO MARCH 31 OF EACH YEAR. FISCAL 2002 AND 2000 WERE 52-WEEK YEARS AND FISCAL 2001 WAS A 53-WEEK YEAR. OUR OTHER FISCAL QUARTERS END ON THE SATURDAY CLOSEST TO JUNE 30, SEPTEMBER 30 AND DECEMBER 31 OF EACH YEAR. FOR PURPOSES OF THIS ANNUAL REPORT ON FORM 10-K, WE DESCRIBE EACH FISCAL YEAR AS HAVING ENDED ON MARCH 31 AND THE FIRST THREE QUARTERS OF EACH FISCAL YEAR ARE DESCRIBED AS HAVING ENDED ON JUNE 30, SEPTEMBER 30 AND DECEMBER 31.

WHERE APPROPRIATE, WE HAVE ADJUSTED REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO EARNINGS AND LOSS PER SHARE, SHARE COUNT AND SHARE PRICE INFORMATION TO REFLECT THREE TWO-FOR-ONE STOCK SPLITS. STOCK SPLITS WERE EFFECTED IN THE FORM OF A 100% SHARE DIVIDEND PAYABLE ON MARCH 31, 1999 TO RECORD HOLDERS OF COMMON STOCK ON MARCH 17, 1999, ON AUGUST 18, 1999 TO RECORD HOLDERS OF COMMON STOCK ON AUGUST 2, 1999 AND ON AUGUST 25, 2000 TO RECORD HOLDERS OF COMMON STOCK ON AUGUST 8, 2000.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

RF Micro Devices, Inc. was incorporated under the laws of North Carolina in 1991. We design, develop, manufacture and market proprietary radio frequency integrated circuits (RFICs) primarily for wireless communications products and applications. Our products are included primarily in cellular and PCS (personal communications service) phones, base stations, wireless local area networks (WLANs), and cable television modems. The majority of our revenue is derived from sales of RFICs designed for cellular and PCS phones. We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. These integrated circuits perform the transmit and receive functions that are critical to the performance of wireless and PCS phones.

We currently design products using multiple semiconductor process technologies. These technologies include aluminum gallium arsenide (AlGaAs) (also referred to as gallium arsenide (GaAs)), heterojunction bipolar transistor (HBT), silicon bipolar transistor, silicon complementary metal-oxide-semiconductor (CMOS), silicon BiCMOS (integration of bi-polar transistors and CMOS), silicon germanium
(SiGe) BiCMOS, and GaAs metal-semiconductor field-effect transistor (MESFET). We are also evaluating the development of integrated circuits utilizing indium gallium phosphide (InGaP) HBT, gallium nitride (GaN) and GaAs pseudomorphic high electron mobility transistor (pHEMT). Generally speaking, GaAs-based products offer better electrical performance while silicon-based products are less expensive. Original equipment manufacturers (OEMs) try to maximize tradeoffs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements. We call this approach to business Optimum Technology Matching(R).

We design most of our GaAs products using HBT and believe that our GaAs HBT RFICs have the following advantages over products manufactured using silicon or GaAs MESFET process technologies:

     o LINEARITY: GaAs HBT products exhibit good linearity, which means they can amplify weak signals with minimal signal distortion. As a result, our customers can design phones with clearer transmission and reception.

     o EFFICIENCY: Our GaAs HBT products are efficient, which means they use less power than competing products to transmit the same signal strength. As a result, our customers can design phones with improved battery life and increased talk time.

     o SIZE: Because our GaAs HBT products are small, they are relatively inexpensive to manufacture. As a result, we believe we offer our customers price competitive products.

Because of the importance of design to many of our parts and the strength of our GaAs HBT process technology, we are a single-sourced supplier to many customers. Our products are purchased by leading OEMs such as Nokia Mobile Phones, Ltd., LG Electronics, Inc., Samsung Electronics Co., Ltd, Motorola, Inc., Wavecom, S.A., Kyocera America, Inc., Sony Ericsson Mobile Communications, Curitel Communications, Inc. and Siemens, A.G.

TRW Inc. (TRW) has granted us a license (in exchange for shares of our common stock) to use its GaAs HBT process technology to design and manufacture products for commercial wireless applications. TRW manufactured all of our GaAs HBT products before September 1998. We now manufacture our own GaAs HBT products under this license at our own wafer fabrication facilities.

INDUSTRY OVERVIEW

The wireless communications industry has grown rapidly over the past decade as a result of technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum. Technological advances have also led to the development of competing wireless communications services, the establishment of wireless applications and the emergence of third generation services that offer the prospect of even higher data access speeds, multimedia capabilities, simultaneous access to multiple services and true global roaming. During calendar year 2001, the wireless industry experienced one of its first declines in handset sales. Units sold decreased approximately 5% in calendar 2001 compared to an increase of approximately 47% for calendar year 2000. This slight decline in 2001 was primarily the result of excess inventory among manufacturers and delays in next-generation handsets by manufacturers.

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

The wireless communications markets have many different air interface signal transmission standards in different parts of the world, including digital standards, such as Global System for Mobile Communications (GSM), Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA), analog standards, such as Advanced Mobile Phone Service and Total Access Communications Systems, and certain hybrid standards. For PCS, the Federal Communications Commission has approved seven different air interface standards. The handsets designed for each air interface standard generally require unique radio frequency and baseband integrated circuit solutions. Because it has become increasingly difficult for OEMs of subscriber equipment to develop and supply all the required components in a timely and cost-effective manner, some OEMs have increasingly relied on third party value-added technology providers that have the component- and systems-level expertise to design, and the production capacity to supply, these solutions. This technology-outsourcing trend is particularly evident in the radio frequency segment of the equipment due to the scarcity of RFIC engineers and the design complexity of the technology.

Radio frequency technology presents different engineering challenges than standard semiconductor design. In general, digital and baseband semiconductor design engineers create standard semiconductor circuit designs that have predictable performance, which permits an automated design process. Each radio frequency component, however, has distinctly different characteristics that influence overall system performance in complex ways. Instead of having stable inputs and outputs, the radio frequency circuit characteristics can drift based on process variations, temperature, power supply and other variables. As a result, performance characteristics are unique for each device, and the radio frequency engineer must evaluate and develop new designs on a continuous basis for each system performance level and air interface standard. In addition to being skilled in semiconductor circuit design, the radio frequency circuit designer must have a thorough understanding of signal processing principles, must understand the totality of the system for which the device is intended and must be able to create designs that function within the unique parameters of different wireless system architectures. As radio frequency technology has moved from discrete components to integrated circuit solutions, the scarcity of engineers with both integrated circuit design and radio frequency expertise has become more pronounced.

In early wireless communications equipment, individually packaged discrete components were mounted on circuit boards to form complex circuits used to transmit and receive radio frequency signals. Size, reliability and cost concerns ultimately led to a move from discrete devices to silicon-based integrated circuits. Particularly for the critical power amplifier function, the use of silicon integrated circuits at cellular and PCS frequencies has been limited because of decreased operating performance. In particular, at high frequencies silicon RFICs consume more power, have relatively higher noise and distortion parameters and create excess heat.

Within the last decade, GaAs semiconductor technology has emerged as an effective alternative or complement to silicon technology in many high performance radio frequency applications. GaAs has inherent physical properties that allow electrons to move up to five times faster than in silicon, which permits the manufacture of GaAs devices that operate at much higher speeds than silicon devices or at the same speeds with lower power consumption. This is particularly important in battery powered portable applications such as handsets. Moreover, the semi-insulating GaAs substrate significantly reduces some of the unwanted parasitic effects of the conductive silicon substrate that cause its performance to degrade at high frequencies.

GaAs integrated circuits were first implemented using a type of transistor known as MESFET. GaAs MESFET integrated circuits have certain inherent limitations, including difficulty meeting high linearity performance criteria without sacrificing other performance criteria, the general requirement of both a positive and negative power supply for power stages and the inability to shrink the device size due to the lateral structure. A different type of GaAs transistor known as an HBT, which has been used in military and space applications, is now used in commercial radio frequency applications.

Our products manufactured using the GaAs HBT process technology include power amplifiers and small signal devices that have been designed into advanced subscriber handsets manufactured by leading OEMs. In addition to the advantages that GaAs provides over silicon in terms of speed, efficiency and the ability to operate at high frequencies, we believe that GaAs HBT components offer benefits over GaAs MESFET devices in comparable applications in a number of ways, including efficiency, linearity, size and complexity.

STRATEGY

Our goal is to be the leading worldwide supplier of RFICs for a broad range of commercial wireless applications. To meet this goal, we have developed a focused strategy. The key elements are:

     o ESTABLISH SOLID CUSTOMER RELATIONSHIPS. We currently have strong customer relationships with several of the leading OEMs. These OEMs are interested in suppliers that have the design capability and manufacturing capacity to meet industry demands. In fiscal 2002, we began construction of a test and tape and reel facility in China located near a Nokia handset assembly facility, which we believe will accelerate time-to-market of key components, reduce shipping costs and contribute to improved inventory management. We expect to have this facility operational by the fall of 2002. We continue to expand our sales offices in existing locations as well as establish new offices in order to enhance our direct support for our major customers.

     o MAINTAIN DIVERSIFICATION IN PROCESS TECHNOLOGIES. We believe that we are the only provider of RFICs in commercial volumes that is able to design products in six distinct process technologies -- GaAs HBT, silicon bipolar, silicon CMOS, silicon BiCMOS, SiGe BiCMOS and GaAs MESFET. While attempting to leverage our GaAs HBT capabilities, we also intend to continue to expand our line of silicon-based RFICs. We are pursuing agreements with external foundries to provide us with a guaranteed source of supply and favorable pricing for silicon wafers. During fiscal 2002, we acquired as an investment in process technology RF Nitro Communications, Inc. (RF Nitro), a privately held company with advanced materials and products in broadband wireless and wireline (fiber-optic). RF Nitro provided us access to advanced compound semiconductor processes, such as GaN, as well as additional resources to conduct advanced research on this and other technologies. In addition, RF Nitro sold InGaP transistors and amplifiers, which is expected to accelerate our initiatives to introduce InGaP for certain wireless applications.

     o CONTINUE TO EXPAND MANUFACTURING CAPACITY. Our first wafer fabrication facility has the capacity to produce 60,000 four-inch wafers annually. Our second wafer fabrication facility currently has the capacity to produce 60,000 four-inch wafers annually. We are installing additional equipment and expanding to the clean room to increase capacity within our second wafer fabrication facility to 60,000 six-inch wafers annually, which represents the equivalent of 135,000 four-inch wafers per year. We believe operating our own GaAs HBT wafer fabrication facilities has improved our ability to respond to customer demand for products manufactured using the GaAs HBT process technology and is providing us with greater opportunities to enhance product and process quality and reliability. We started construction on a test and tape and reel facility in Beijing, China in fiscal 2002. This facility is expected to be operational by the fall of calendar 2002. We anticipate this test facility will provide us 50% additional capacity in tape and reel operations and 29% additional test capacity.

     o OFFER A WIDE RANGE OF RADIO FREQUENCY PRODUCTS. We offer a full line of products that include power amplifiers, low noise amplifiers/mixers, quadrature modulators/demodulators, and single chip transceivers. For cellular and PCS applications, we offer products addressing virtually all of the analog and digital air interface standards. Our design engineering staff has developed proprietary design and fabrication modeling techniques and tools to enable us to deliver state-of-the-art integrated circuit designs that meet our customers' stringent technical specifications. In response to customer requests, we are also offering RFICs in a module package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as capacitors, inductors and resistors, that are commonly incorporated into end-user devices. We continuously work to expand our range of radio frequency products, and in December 2001 we acquired the global positioning system (GPS) development operation of International Business Machine Corp. (IBM). This acquisition provides us with advanced GPS technology that works with a wide variety of end products including handsets and marine and in-vehicle automotive devices.

     o FOCUS PRIMARILY ON WIRELESS MARKETS. Since RF Micro Device's formation in 1991, we have focused our efforts almost exclusively on the design, development, manufacture and sale of RFICs to participants in the commercial wireless markets. We have developed and sold integrated circuits for a broad range of applications within these markets, including cellular and PCS, base stations, cordless telephony, industrial radios, WLANs, local loop, security, Bluetooth and utility meter reading. We believe our recent GPS product expansion broadens our wireless market opportunities and positions us to include GPS functions in handsets in the future. IBM's GPS development operation was the first to introduce GPS solutions using SiGe, which reduces size, power consumption and noise figure, and enables higher levels of integration. Despite our focus on wireless markets, we also evaluate other markets and will attempt to enter them if the opportunity presents itself.

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

CELLULAR AND PCS HANDSETS

In cellular and PCS applications, calls are placed through handheld subscriber devices by making a connection with a base station via radio frequency channels.

BASE STATIONS

Base stations installed across an area create a wireless telecommunications network that enables cell phones to communicate with one another or with wired telephones. Each base station is equipped to receive and send radio frequency signals through an antenna, as well as amplify outgoing signals to ensure the transmission reaches its destination without fading. For both existing and future generation wireless technologies, these base stations provide the system backbone and must be in place before cell phones can be used.

WIRELESS NETWORKS

Wireless networking involves the transmission and reception of data such as e-mail, faxes, computer files and Internet content by desktop and portable computers via wireless radio frequency links rather than wired lines. Network coverage ranges from WLANs, which might be found within a business or single building, to metropolitan area networks, which would be limited to a defined metropolitan or geographic area, to wide area networks, which connect individuals and work groups over larger geographic areas.

OTHER MARKETS

We also supply custom components for other applications. In the wireless market, we supply components for local loop systems, cordless telephony, industrial radios, satellite radio, global positioning system, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, home networking, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems and for optical transceivers and transponders. We also market various components for satellite and microwave communications applications, and certain of our components, such as gain blocks and attenuators, are used for instruments and in other wired applications.

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

We have one MBE facility and two wafer fabrication facilities located in Greensboro, North Carolina. We began manufacturing our own GaAs HBT products in September 1998 in our first wafer fabrication facility and our second fabrication facility qualified for production in the third quarter of fiscal 2002. During fiscal 2002, we manufactured products representing approximately 90% of our total revenue at these fabrication facilities.

We currently use independent foundries to supply our silicon-based product requirements and our GaAs MESFET devices. Use of independent foundries involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. During the first quarter of fiscal 2002, we announced a strategic alliance with Agere in which we agreed to deploy silicon-manufacturing equipment within Agere's manufacturing line in Orlando, Florida. The alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We are engaged in discussions with Agere regarding the terms of our alliance and the effect of this potential sale. Management currently cannot predict the outcome of these discussions or what form the alliance will take in the future, but currently does not believe that these developments will have a material adverse effect on our business, financial condition or results of operations.

We currently use nine vendors located in Asia, one vendor located in France and one vendor located in the United States to package and assemble our products. All of these vendors are certified to applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by independent examiners to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.

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

The tape and reel function is performed in part internally, and we outsource the balance of our requirements to one domestic outside vendor and one vendor located in Asia. We use two independent test vendors in Asia to test our products. In September 2000, we opened a new internal test facility located in Greensboro, North Carolina. During fiscal 2002, we began construction on a test and tape and reel facility near a handset assembly facility operated by Nokia in Beijing, China. This facility is scheduled to be operational by the fall of calendar 2002. The tape and reel portion of the facility is expected to increase our in-house capacity for this function by 50%. The test portion of the facility is expected to increase our module test capacity by 29%.

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

We typically experience lower yields on new products compared to yields on our mature products. Due to the complexity of our new module products, we have encountered significant technical challenges with respect to module assembly and testing that have also contributed to lower yields. These lower yields, combined with higher costs, have negatively impacted our gross margins. During fiscal 2002, we implemented a series of cost reduction and yield improvement initiatives designed to improve gross margins on our module products and plan to continue these initiatives in fiscal 2003. We are also evaluating alternatives in the design of modules.

PRODUCTS AND APPLICATIONS

We offer a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom orders are normally manufactured on an exclusive basis for a negotiated period. Once exclusivity periods expire, we attempt to convert custom products into standard products to broaden our customer base and leverage our design and product expenditures. At March 31, 2002, we offered over 379 products in the following categories:

POWER AMPLIFIERS

Power amplifiers are our largest product class, representing approximately 39% of our products offered during fiscal 2002. Power amplifiers provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. Power amplifiers operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. Power amplifiers are often the most critical radio frequency component for a number of reasons. They frequently are the most expensive RF component and are difficult to design and implement. In addition, power amplifiers normally use the greatest amount of battery power in a handset, which impacts talk time, and they generally dissipate the greatest amount of heat.

GAIN BLOCKS

Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal's strength has been diminished by processing through a filter or other component. Gain blocks accounted for approximately 17% of our products offered in fiscal 2002.

LOW NOISE AMPLIFIERS/MIXERS

Low noise amplifiers/mixers accounted for approximately 14% of our products offered in fiscal 2002. A low noise amplifier is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 times with the addition of as little "white noise" as possible. Low noise amplifiers are commonly integrated into circuits with mixers (also referred to as "down-mixers" or "down converters"), and this combination generally is referred to as a "receiver front end." Mixers accept the filtered output from the low noise amplifiers, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency (IF) signal, which is easier to process.

QUADRATURE MODULATORS/DEMODULATORS

Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with an radio frequency signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received radio frequency signals and recovering the embedded digital information for further processing. Approximately 9% of our products offered in fiscal 2002 were quadrature modulators/demodulators.

TRANSMITTERS, RECEIVERS AND TRANSCEIVERS

Single  chip  transmitters  and  receivers  send and receive  wireless  signals.
Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. This category accounted for approximately 8% of our products offered during fiscal 2002.

GLOBAL POSITIONING SYSTEM RECEIVER/CHIPSET

A GPS receiver processes signals from visible GPS satellites broadcasting radio frequency navigation information. The GPS receiver works with a wide variety of end products including handheld, marine and in-vehicle automotive devices. A GPS chipset enables systems to receive signals from visible GPS satellites using signal-processing techniques that produce highly accurate, smoothed navigation data. The chipset is suited to a broad range of applications including in-vehicle systems, recreational navigation and asset location services. This category accounted for approximately 5% of our products offered during fiscal 2002.

INTERMEDIATE FREQUENCY COMPONENTS

In a typical handset, high frequency RF signals are converted into lower frequency IF signals by the low noise amplifier/mixer and then to baseband in the receive functions. In the transmit function, baseband inputs (e.g., voice) are converted from analog to digital form and processed through the intermediate frequency range to the higher radio frequency before transmission through the antenna. Our IF devices include digitally controlled intermediate frequency amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for intermediate frequency-to-baseband conversion in the receive mode. IF components accounted for approximately 3% of our products offered during fiscal 2002.

ATTENUATORS

An attenuator is a device that reduces the level of an input signal by controllable amounts. Our attenuators are programmable through use of an external analog or digital control signal to reduce signals to desired levels with minimal noise and signal loss when the device is not active. Like gain blocks, attenuators have many applications both within and outside the wireless markets. Approximately 2% of our products offered in fiscal 2002 were attenuators.

PRODUCTS BY TECHNOLOGY

By technology, approximately 59% of our products offered during fiscal 2002 were fabricated with GaAs HBT. Approximately 25% of our products offered used conventional silicon technology. SiGe and GaAs MESFET technologies were used in approximately 10% and 6%, respectively, of our products offered.

RAW MATERIALS

Given the number of component parts used in module production, we may experience shortages of raw materials. However, due to slowing of orders in the industry, component supply has become more readily available.

CUSTOMERS

Sales to our largest customer, Nokia, were approximately $238.6 million in fiscal 2002, representing approximately 65% of our revenue for that year. No other customer accounted for 10% or more of revenue during fiscal 2002.

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

In fiscal 2000, we entered into an alliance with QUALCOMM, Inc. to jointly develop CDMA power amplifier modules. During fiscal 2001, two families of products were developed. These products provide higher levels of integration and, with advanced packaging technology, enable handset manufacturers to produce phones with smaller form factors and increased talk-time. In March 2001, we expanded our alliance with QUALCOMM to develop a wideband CDMA power amplifier module for inclusion in QUALCOMM's integrated circuit family. Initial sales of these products have been lower than expected due to a combination of technical and marketing-related issues. In fiscal 2002, based on changes in market conditions, we agreed to modify the alliance with respect to how CDMA products would be brought to market. The alliance continues unchanged in terms of new product definition and the use of our CDMA power amplifier modules in QUALCOMM's reference designs and applications boards as well as use of QUALCOMM's intellectual property in several of our CDMA power amplifier modules. Responsibility for marketing, sales and application engineering support has been transferred from QUALCOMM to us, however. We believe this change allows us to re-establish direct relationship with the customers for these products and take full responsibility for design-ins. Given the competitiveness and rate of change of this market, we believe that this will benefit the alliance by allowing us to improve time-to-market, responsiveness to customers and prices. We are currently engaged in negotiations with QUALCOMM regarding formalization of the modifications to the alliance.

SALES AND MARKETING

We sell our products worldwide directly to customers as well as through a network of 15 domestic sales representative firms and nine foreign sales representative firms. No sales representative firm accounted for more that 10% of total revenues in fiscal 2002. We select our domestic and foreign representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives to keep them knowledgeable of our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. We have sales and customer support centers in Greensboro, North Carolina; San Diego, California; Reading, England; Oulu, Finland; Seoul, South Korea; and Taipei, Taiwan and sales offices in Tokyo, Japan; Malmo, Sweden; and Munich, Germany. We also have an unmanned sales office in Copenhagen, Denmark available to our staff while traveling to customer locations. The opening of these sales offices represents the shift of a greater portion of our sales and marketing efforts in-house, a trend that we intend to continue.

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

STRATEGIC RELATIONSHIP WITH TRW

In June 1996, we entered into a broad strategic relationship with TRW based on a technology license from TRW to us and a supply arrangement between the parties. As a part of this relationship, TRW provided us with $25.0 million of equity and debt financing and became a significant shareholder of RF Micro Devices. Our key goal in entering into this alliance was to enable us to construct a four-inch wafer fabrication facility to manufacture products using GaAs HBT technologies developed by TRW and licensed to us.

Under our license agreement, TRW has granted us fully paid up, royalty-free, worldwide licenses with respect to certain of TRW's existing and future GaAs HBT patent rights and MBE process patent rights, with accompanying know-how and technical information, to design, develop, manufacture, market, service and repair certain existing products of ours and any GaAs HBT product in which the emitter of the GaAs HBT has a width of one to three microns. These products must be for commercial wireless communications applications and operate on signals having a frequency of less than 10 GHz. Subject to TRW's right to use the licensed technology to provide to customers on an ongoing basis certain specified foundry services, both licenses are exclusive as to all persons including TRW. The GaAs HBT and MBE patent rights expressly referenced in the license agreement expire at various times between March 2007 and July 2016.

TRW also granted us non-exclusive licenses to use certain of its existing GaAs HBT rights and MBE rights for the development and sale of certain of our existing products for applications other than commercial wireless communications. The license agreement provides that TRW will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with TRW any modifications or improvements that we make in the technology or the products developed there from, and to grant TRW a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement for default by either party, our rights to TRW's technologies would cease.

In November 1999, we expanded our license with TRW to permit us to use TRW's GaAs HBT technology also to manufacture products for commercial coaxial and other non-fiber wire applications. In consideration for this expanded license, we granted TRW two additional warrants for the purchase of shares of our common stock. The first, for 500,000 shares of common stock, was exercised on January 3, 2001 at an exercise price of $20.00 per share. The second warrant was for 1,000,000 shares of common stock at $20.00 per share and expired unexercised as of December 31, 2001 because we did not meet certain sales milestones.

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused primarily on the development of new integrated circuit products, and also at improving manufacturing processes and yields. At March 31, 2002, there were 429 employees in our research and development organization. Given favorable business conditions, we anticipate adding approximately 71 employees in research and development in fiscal 2003. We have design centers in Scotts Valley, California; Cedar Rapids, Iowa; Chandler, Arizona; Boston, Massachusetts; Pandrup, Denmark; Calgary, Canada; Irvine, California; and Charlotte, North Carolina to accommodate our radio frequency integrated circuit design engineers. We are currently staffed by a total of 98 engineers.

The Calgary and Irvine design centers were the result of our acquisition of IBM's GPS operations and the merger with RF Nitro provided us with our Charlotte design center.

Our circuit design staff is continually developing RFIC design solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating test radio frequency circuits under emerging semiconductor process technologies to augment our OPTIMUM TECHNOLOGY MATCHING(R) program and to meet our customers' future wireless equipment needs. In fiscal 2001, we established an Advanced Development Group to focus on next-generation technology in the areas of RFIC design, packaging and semiconductor processes. The purpose of this group is to develop technologies that can be quickly transitioned into new state-of-the art products.

In fiscal 2002, 2001 and 2000, we incurred approximately $74.4 million, $60.3 million, and $33.3 million, respectively, in research and development expenses. We do not separately account for RF Micro Devices-sponsored and customer-sponsored research and development expenses.

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

COMPETITION

Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. We also experience competition for products manufactured using the GaAs HBT process technology from companies that have or may develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their own requirements. Our primary competitors are Conexant Systems, Inc. and Hitachi Ltd. We believe Hitachi is the current leader in module development. However, we feel we are well positioned to improve current module designs and offer flexibility to our customers in the production of future modules.

We believe  that  competition  within the  markets  for our  products  is driven primarily by the ability to design and deliver high-performance and price-competitive products in sufficient quantities and in a timely manner. Competition is also affected by the quality of customer service and technical support and the ability to design customized products that address each customer's particular requirements and cost limitations. Many of our current and potential competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. Further, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability by causing us to reduce prices or by reducing demand for our products.

INTELLECTUAL PROPERTY

It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own several U.S. patents for GaAs HBT power amplifiers and related circuits, the earliest of which will expire in 2015. Numerous additional patent applications are pending; although it is possible that the inventions referenced in patent applications will not mature to issued patents or will infringe upon intellectual property rights of others. It is also possible that a court will find the issued patents invalid or unenforceable under numerous legal principles relating to prior art disclosures or inequitable conduct before the U.S. Patent and Trademark Office.

We have numerous trademark registrations and applications pending in the United States and throughout the world. We seek registrations for our primary trademarks, servicemarks and trade names; however, others may have trademark rights superior to ours in certain jurisdictions, and in some instances our designations may not be viewed as sufficiently distinctive to warrant exclusive trademark protection. We believe that we have the right to use our selected designations, and that these designations are distinctive and capable of trademark protection. Nevertheless, if our marks are successfully challenged on this basis, it is possible that we will not be permitted to operate in a jurisdiction under our trademark, servicemark or trade name or that we will not have the exclusive right to use these designations.

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

RF Micro Devices has been named a defendant in a patent infringement lawsuit filed on August 3, 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of four patents and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and is in its very preliminary stages. Therefore, we cannot predict the ultimate outcome of this litigation. We cannot be sure that third parties will not assert additional claims against us, our customers or TRW with respect to existing and future products. Any litigation to determine the validity of any third party's claims could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless industry is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms. We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued United States patents. On these occasions, we attempt to investigate thoroughly the underlying issues and determine whether design changes or patent licenses are appropriate.

BACKLOG

At March 31, 2002, our backlog was approximately $100.7 million, compared to approximately $86.7 million at the end of fiscal 2001. We include in backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

At March 31, 2002, we had 1,325 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, RFIC design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

     o    our ability to increase capacity utilization; and

     o    our  ability  to   successfully   integrate  and  exploit  our  recent
          acquisitions.

During the second half of fiscal 2001 and early in fiscal 2002, we have experienced lower-than-expected order activity due to three factors: an overly optimistic forecast for the growth of the handset market that led to excess inventories among manufacturers and reduced component demand; introduction delays by manufacturers for some highly complex next-generation handsets; and a delay in the introduction of one of our next-generation products. These factors negatively impacted our operating results during this period. Excess inventory among manufacturers, delays in next generation handsets by manufacturers and downward pressure on selling prices also negatively affected our operating results during fiscal 2002. We have continued to experience order delays during the early part of fiscal 2003, and we expect pricing pressure to continue throughout fiscal 2003.

It is likely that our future operating results will again be adversely affected by the factors set forth above or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

WE FACE CHALLENGES MANAGING RAPID GROWTH.

We experienced significant growth that placed a great strain on our management and other resources. We have grown to 1,325 employees on March 31, 2002 from 133 employees on March 31, 1997. To manage our growth effectively, we must:

     o    coordinate the construction, upfit and start-up of our new facilities;

     o    expand our presence in international locations, including China;

     o    train and manage our employee base; and

     o    attract   qualified   people  with   experience  in  radio   frequency
          engineering, integrated circuit design and technical marketing and support.

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

WE FACE RISKS ASSOCIATED WITH OUR MOLECULAR BEAM EPITAXY AND WAFER FABRICATION FACILITIES.

Our production process starts with GaAs substrates called wafers. A transistor layer is grown on the wafer using a molecular beam epitaxy process in our MBE facility. These wafers are then sent to our wafer fabrication facilities for further processing.

We have operated one wafer fabrication facility since 1998, and in the third quarter of fiscal 2002, we qualified our second facility for production. As we initiate production at this second facility, we must qualify each new integrated circuit design with our customers. As parts are brought into production, we must continue to maintain our cycle times and our line, assembly and test yields in order to reach our manufacturing goals.

         A number of factors will affect the future success of our facilities, including the following:

     o    demand for our products;

     o our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;

     o our ability to qualify new products in a timely manner at our wafer fabrication facilities;

     o availability of raw materials, including GaAs substrates, and high purity source materials such as gallium, aluminum, arsenic, indium, silicon and beryllium in our MBE facility and passive component parts in our wafer fabrication facilities;

     o    our wafer fabrication manufacturing cycle times;

     o    our production yields;

     o    our ability to hire, train and manage qualified production personnel;

     o our compliance with applicable environmental and other laws and regulations; and

     o our inability to use all or any significant portion of our facilities for prolonged periods of time for any reason.

Bringing the new fabrication facility on-line has required us to make significant investments of labor, including the hiring and training of skilled production personnel. Before production could commence, wafers had to be qualified by individual customers on a component-by-component basis, even for products previously qualified at our first wafer facility.

We cannot be sure that we will be able to successfully continue to produce wafers using the GaAs HBT process technology at acceptable manufacturing yields or in a manner that allows us to offer GaAs HBT products from our facilities at competitive prices. A failure or delay in our efforts to fabricate GaAs HBT wafers at acceptable manufacturing cycle times, yields, costs and quality and in volumes sufficient to satisfy customer demands could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON A FEW LARGE CUSTOMERS.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue. In fiscal 2002, our top five customers accounted for 80% of total revenue. Nokia was our largest customer during fiscal 2002, accounting for 65% of our total revenue. Accordingly, our future operating results depend on the success of our largest customers and on our success in selling large quantities of our products to them.

We typically manufacture custom products on an exclusive basis for one customer for a negotiated period of time. This factor makes it difficult for us to diversify our customer base. The concentration of our revenue with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. We experienced such a decrease in demand during the last half of fiscal 2001 and the first half of fiscal 2002. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

IF WE EXPERIENCE POOR PRODUCTION YIELDS, OUR OPERATING RESULTS MAY SUFFER.

Our integrated circuit products, especially our products manufactured using the GaAs HBT process technology, are very complex. Each product has a unique design and each product is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our new module products, which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products meet their exact specifications for quality, performance and reliability.

Our products are manufactured on gallium arsenide or silicon substrates, called wafers. Before our customers can use our products, the wafers must be processed and scribed and broken into individual die. The die must be assembled, or packaged, and then the final product must be tested. Our manufacturing yield is a combination of:

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

Due to the complexity of RFICs, we periodically experience difficulties in achieving acceptable yields on certain new products. We are implementing yield improvement programs and have experienced improvements in fiscal 2002; however, we cannot be sure what yield levels we will be able to achieve.

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

OUR OPERATING RESULTS ARE SUBSTANTIALLY DEPENDENT ON DEMAND FOR OUR GAAS HBT PRODUCTS.

Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using the GaAs HBT process technology. During fiscal 2002, 93% of our revenue came from the sale of GaAs HBT products We currently expect that this process concentration will continue in the near term. Our dependence on GaAs HBT products could ultimately hurt our operating results in the future. Competitors have begun to enter the market and offer their own GaAs products, and direct competition with competitors with GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies are constantly being developed and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.

OUR  OPERATING  RESULTS  ARE  SUBSTANTIALLY  DEPENDENT  ON  DEVELOPMENT  OF  NEW
PRODUCTS.

Our future success will depend on our ability to develop new radio frequency integrated circuit solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and we must secure production orders from our customers. The development of new RFICs is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past, including during fiscal 2002. Our successful product development depends on a number of factors, including the following:

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

WE DEPEND HEAVILY ON OUR RELATIONSHIP WITH NOKIA.

We have  agreed  to  provide  Nokia  with  access  to  certain  radio  frequency integrated circuit technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia's requirements for certain RFICs. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue. In fiscal 2002 sales to Nokia were 65% of our revenue. The loss of Nokia as a customer for any reason would have a material adverse effect on our operating results.

WE DEPEND ON TRW FOR GAAS HBT PROCESS TECHNOLOGY.

During  fiscal  2002,  93% of  our  revenue  came  from  the  sale  of  products
manufactured  using  the  GaAs  HBT  process   technology,   of  which  97%  was
attributable to products produced at our facility.

We depend on our exclusive license from TRW for its GaAs HBT technology. If the license is terminated or if it were determined that this technology infringed on a third party's intellectual property rights, our operating results would be adversely affected. TRW made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else.

WE DEPEND HEAVILY ON THIRD PARTIES.

We use three independent foundries to manufacture our silicon-based products. We will remain dependent on a small number of independent foundries to manufacture our products on a timely basis, to achieve acceptable manufacturing yields and to offer us competitive pricing. The inability of these independent foundries to deliver our products on a timely basis, allocate us sufficient manufacturing capacity, achieve acceptable yields or offer us competitive pricing would have a material adverse effect on our operating results. In the first quarter of fiscal 2002, we announced a strategic alliance with Agere that is intended to guarantee supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We are engaged in discussions with Agere regarding the terms of our alliance and the effect of this potential sale. Management currently cannot predict the outcome of these discussions or what form the alliance will take in the future. We cannot be sure that we would be able to locate other foundries to make our products if we lost any of these sources of supply.

We use eleven independent vendors to assemble and package all of our integrated circuits, two independent vendors to test our products and two independent vendors to tape and reel our products. We have had packaging quality problems with some of our vendors, especially with products manufactured using the GaAs HBT process technology, and it is possible that we may have more packaging problems in the future. However, we have taken steps to improve the reliability of packaging quality, including the hiring of a Vice President of Quality, the expansion of our in-house package testing and qualification line and the hiring of additional packaging engineers to engage in both package testing and the development of new packaging designs. In addition, we will continue to monitor our vendors. A delay or reduction in product shipments or unexpected product returns because of these problems could have an adverse effect on our operating results.

Given the shift to module production, we also rely on suppliers of passive component parts. A delay in the receipt of these raw materials could delay product shipments and have an adverse effect on our operating results.

WE OPERATE IN A VERY COMPETITIVE INDUSTRY.

Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Any of them could develop products that compete with or replace ours. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments would have an adverse effect on our operating results.

Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors, including Conexant and Hitachi may have greater financial, technical, manufacturing and marketing resources than we do. Additionally, the pending merger of Conexant's wireless integrated circuit business with Alpha Industries, Inc. may introduce increased competition. We cannot be sure that we will be able to compete successfully with our competitors.

WE DEPEND HEAVILY ON KEY PERSONNEL.

Our success depends in part on keeping key technical, marketing, sales and management personnel. We do not have employment agreements with the substantial majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in radio frequency engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES AND OPERATIONS.

Sales to customers located outside the United States accounted for about 71% of our revenue in fiscal 2002. We expect that revenue from international sales will continue to be a significant part of our total revenue. International sales are subject to a variety of risks, including risks arising from currency fluctuations and restrictions, tariffs, trade barriers, taxes and export license requirements. Because all of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.

All but one of our circuit assembly vendors and both of our test vendors are located outside the United States. Also, we are building a test and tape and reel facility in China that we expect to be operational by the fall of 2002.
This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in U.S. dollars. Our assembly costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international assemblers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.

WE RELY ON INTELLECTUAL PROPERTY AND FACE ACTUAL AND POTENTIAL CLAIMS OF INFRINGEMENT.

Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Although we do not believe this to be the case, it could be determined in the future that TRW or we are infringing someone's intellectual property rights. We cannot be sure that we could obtain licenses on commercially reasonable terms or that litigation would not occur if there were any infringements. If we were unable to obtain necessary licenses or if litigation arose out of infringement claims, our operating results could be adversely affected.

RF Micro Devices has been named a defendant in a patent infringement lawsuit filed on August 3, 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of four patents and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and is in its very preliminary stages. Therefore, we cannot predict the ultimate outcome of this litigation.

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

FUTURE SALES OF SHARES COULD HAVE AN ADVERSE EFFECT ON MARKET PRICE.

Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. As of May 31, 2002 we had outstanding a total of 168.0 million shares of common stock. Of these shares, approximately 165.2 million shares are freely tradable without restriction or further registration under the Securities Act, except for any shares acquired by our "affiliates," as that term is defined in Rule 144 under the Securities Act. We believe that the holders of the remaining 2.8 million shares are affiliates and, accordingly, that their shares may be sold without registration only in compliance with the Securities Act (including Rule 144). As of March 31, 2002, options to purchase 19.5 million shares of common stock were outstanding under our stock option plans, with a weighted average exercise price of $15.03 per share and a weighted average remaining contractual life of 7.7 years. Of these, options to purchase 5.4 million shares were exercisable at March 31, 2002, at a weighted average exercise price of $12.72 per share.

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

PROVISIONS IN OUR GOVERNING DOCUMENTS COULD DISCOURAGE TAKEOVERS AND PREVENT SHAREHOLDERS FROM REALIZING AN INVESTMENT PREMIUM.

Certain provisions of our articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. These provisions include the ability of the board of directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval and the requirement of supermajority shareholder approval of certain transactions with parties affiliated with our company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of RF Micro Devices' common stock.

On August 10, 2001, our board of directors adopted a shareholder rights plan, pursuant to which uncertificated stock purchase rights were distributed to our shareholders at a rate of one right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the board's ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire RF Micro Devices by means of unfair or abusive takeover tactics. However, the existence of the rights plan may impede a takeover of our company not supported by the board, including a takeover that may be desired by a majority of our shareholders or involving a premium over the prevailing stock price.

ITEM 2.  PROPERTIES

We currently do not own any of our facilities. We lease three office facilities and one storage facility in Greensboro, North Carolina. We previously owned one of the office properties, which houses our corporate headquarters; however, in March 2001, we completed a sale-leaseback transaction with respect to the property.

Adjacent to our office facilities are our two wafer fabrication facilities and our research and development packaging facility. The first wafer facility is substantially fully utilized. The second wafer facility is approximately 20% utilized and can be expanded as demand requires.

We lease two additional facilities in Greensboro, North Carolina. One facility houses our molecular beam epitaxy wafer starting material production operations and the other facility comprises our RFIC testing and tape and reel operations. Utilization of the molecular beam epitaxy facility is approximately 75% and utilization of the testing and tape and reel facility is approximately 50%.

We also lease space for our design centers in Irvine, California; Scotts Valley, California; Cedar Rapids, Iowa; Boston, Massachusetts; Chandler, Arizona; Charlotte, North Carolina; and Pandrup, Denmark; for sales and customer support centers in Reading, United Kingdom; Oulu, Finland; Seoul, South Korea; and Taipei, Taiwan; and for unmanned offices in Copenhagen, Denmark; and for test and tape and reel operations in Beijing, PRC. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named a defendant in a patent infringement lawsuit, captioned LEMELSON MEDICAL, EDUCATION & RESEARCH FOUNDATION, LP V. BROADCOM CORPORATION; RF MICRO DEVICES, INC.; SANDISK CORPORATION; TRANSSWITCH CORPORATION; WJ COMMUNICATIONS, INC., filed August 3, 2001 in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that the Company has infringed claims of a total of at least 17 and possibly 18 patients, including "machine vision" claims of 12 patents, "bar code" claims of four patents and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and in its very preliminary stages. Therefore, the Company cannot predict the ultimate outcome of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "RFMD." The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. Prices have been adjusted to reflect a two-for-one stock split, effected in the form of a 100% share dividend, payable on August 25, 2000 to record holders on August 8, 2000. As of June 3, 2002, there were 1,454 holders of record of our common stock.

                                    HIGH                  LOW
                                    ----                  ---
YEAR ENDED MARCH 31, 2002
  First Quarter                   $ 37.50            $   8.75
  Second Quarter                    32.53               13.80
  Third Quarter                     28.56               13.40
  Fourth Quarter                    23.40               14.88
For Fiscal Year 2002                37.50                8.75

YEAR ENDED MARCH 31, 2001
  First Quarter                   $ 70.75            $  33.56
  Second Quarter                    49.97               30.13
  Third Quarter                     37.38               12.09
  Fourth Quarter                    28.50               10.06
For Fiscal Year 2001                70.75               10.06


We have never paid dividends on our capital stock. We intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying dividends without the consent of our lenders.



                      EQUITY COMPENSATION PLAN INFORMATION

Plan Category                                (a)                          (b)                             (c)
                                Number of securities to be   Weighted-average exercise    Number of securities remaining
                                issued upon exercise of      price of outstanding         available for future issuance
                                outstanding options,         options, warrants and rights under equity compensation plans
                                warrants and rights                                       (excluding securities reflected in
                                                                                          column(a))

Equity compensation plans                19,851,615                     $15.06                       4,802,080(1)
approved by security holders
Equity compensation plans not              138,049                       $3.36                           3,355
approved by security holders(2)
Total                                    19,989,664                                                    4,805,435

(1) A total of 568,322 restricted awards are available for future issuance pursuant to restricted stock awards granted under our 1999 Stock Incentive Plan.

(2) In connection with our acquisition of RF Nitro Communications, Inc., we assumed options to purchase an aggregate of 34,756 shares of common stock and a restricted stock award for 17,363 shares of common stock under the RF Nitro Communications, Inc. 2001 Stock Incentive Plan. The outstanding options have a weighted average exercise price of $7.156.

NON-STOCKHOLDER APPROVED PLANS

INDIVIDUAL OPTION AGREEMENTS WITH CERTAIN NON-EMPLOYEE DIRECTORS. In October 1998, we granted options to purchase an aggregate of 120,000 shares (as adjusted for stock splits) to certain directors outside of the Non-Employee Directors' Stock Option Plan. The weighted average exercise price for the options is $2.609. The options were granted at an option price equal to the fair market value at the time of grant, had 10-year terms and vested in three annual installments.

RF NITRO COMMUNICATIONS, INC. 2001 STOCK INCENTIVE PLAN. In connection with our acquisition of RF Nitro, we assumed outstanding options and an outstanding restricted stock award issued under the RF Nitro Communications, Inc. 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan provides for the grant of incentive options, nonqualified options and restricted stock awards to key employees, non-employee directors and consultants in service to our company. The aggregate number of shares reserved for issuance under outstanding awards is 52,123. The terms of awards may be adjusted upon certain events affecting our company's capitalization. No awards may be granted under the plan after May 29, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this Item is contained in the section entitled "Selected Financial Data" in our fiscal 2002 annual report to shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2002 annual report to shareholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2002 annual report to shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Information required by this Item is contained in the section entitled "Financial Statements and Supplemental Data" in our fiscal 2002 annual report to shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 23, 2002 under the captions "Executive Officers," "Nominees for Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 23, 2002 under the caption "Executive Compensation," which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 23, 2002 under the caption "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 23, 2002 under the caption "Certain Transactions," which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following consolidated financial statements of RF Micro Devices, Inc. are included in our fiscal 2002 annual report to shareholders and are incorporated herein by reference:

     i.   Consolidated Balance Sheets as of March 31, 2002 and 2001

     ii. Consolidated Statements of Operations for the fiscal years ended March 31, 2002, 2001 and 2000

     iii. Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2002, 2001 and 2000

     iv. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2002, 2001 and 2000

     v.   Notes to Consolidated Financial Statements

(a)(2) Schedule II; Valuation and Qualifying Accounts -- see additional section of this Report.

No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto which are included in our fiscal 2002 annual report to shareholders and are incorporated herein by reference.

(a)(3)   Exhibits

         EXHIBIT
           NO.       DESCRIPTION
        --------    -------------
          3.1 Amended and Restated Articles of Incorporation of RF Micro Devices, Inc. (1)

          3.2    Amendment to Articles of Incorporation dated July 26, 2000 (2)

          3.3    Amendment  to Articles of  Incorporation  dated August 10, 2001
                 (3)

          3.4    Bylaws of RF Micro Devices, Inc. (4)

          4.1    Specimen Certificate of Common Stock (4)

          4.2 Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent
                 (5)

          4.3 Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005 (6)

          4.4    Indenture,  dated  August  1,  2000 (6)

                 THE REGISTRANT HEREBY UNDERTAKES TO FURNISH TO THE SECURITIES AND EXCHANGE COMMISSION, UPON ITS REQUEST, A COPY OF ANY INSTRUMENT DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF THE REGISTRANT NOT FILED HEREWITH PURSUANT TO ITEM 601(B)(4)(III) OF REGULATION S-K

          10.1   1992 Stock Option Plan of RF Micro Devices, Inc. (4)*

          10.2   Form of Stock Option Agreement (1992 Stock Option Plan) (4)*

          10.3 1997 Key Employees Stock Option Plan of RF Micro Devices, Inc., as amended (7)*

          10.4 Form of Stock Option Agreement (1997 Key Employees' Stock Option Plan) (4)*

         EXHIBIT
           NO.    DESCRIPTION
        --------  -------------
          10.5 Amended and Restated Nonemployee Directors' Stock Option Plan of RF Micro Devices, Inc. (8) *

          10.6   Form of Stock Option Agreement  (Directors'  Stock Option Plan)
                 (8) *

          10.7   1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended
                 (7)*

          10.8 Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended
                  (7)*

          10.9 Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (7)*

          10.10 Stock Option Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (7)*

          10.11 License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. (4)

          10.12 Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (4)

          10.13 Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (4)

          10.14 Master Equipment Lease Agreement, dated as of December 2, 1996, between Finova Technology Finance, Inc. and RF Micro Devices, Inc. (4)

          10.15 Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (8)

          10.16 Lease dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC (7)

          10.17 Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (7)

          10.18 License Agreement, dated November 15, 1999, between TRW Inc. and RF Micro Devices, Inc. (7)


          10.19 Cooperation Agreement, dated November 15, 1999, between TRW Inc. and RF Micro Devices, Inc. (7)

          10.20 Amended, Restated and Replacement Participation Agreement, dated as of December 31, 1999, among RF Micro Devices, Inc., as the Construction Agent and as the Lessee; First Security Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1; the Various Banks and Other Lending Institutions Which Are Parties Thereto from Time to Time, as the Holders; the Various Banks and Other Lending Institutions Which Are Parties Thereto from Time to Time, as the Lenders; and First Union National Bank, as the Agent for the Lenders and respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests (7)

          10.21 Amended, Restated and Replacement Lease Agreement, dated as of December 31, 1999, between First Security Bank, National Association, not individually, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1, as Lessor, and RF Micro Devices, Inc., as Lessee (7)

         EXHIBIT
           NO.    DESCRIPTION
        --------  -------------

          10.22 Amended, Restated and Replacement Credit Agreement, dated as of December 31, 1999, among First Security Bank, National Association, not individually, except as expressly stated therein, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1, as the Borrower; the Several Lenders from Time to Time Parties thereto; and First Union National Bank, as the Agent (7)

          10.23 First Amendment to Certain Operative Agreements (RFMD Real Estate Trust No. 1999-1) dated as of April 17, 2000 among RF Micro Devices, Inc., as the Construction Agent and as the Lessee, First Security Bank, National Association, not individually, except as expressly stated herein, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1, the Various Banks and Other Lending Institutions which are Parties Thereto from Time to Time, as the Holders, the Various Banks and Other Lending Institutions which are Parties Thereto from Time to Time, as the Lenders, First Union National Bank, as the Agent for the Lenders and respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests and Credit Suisse First Boston, as Syndication Agent (2)

          10.24 Second Amendment to Certain Operative Agreements, dated as of August 13, 2001, among RF Micro Devices, Inc., as the Construction Agent and as the Lessee; Wells Fargo Bank Northwest, National Association (formerly First Security Bank, National Association), not individually, except as expressly stated therein, but solely as the Owner Trustee under the RFMD Real Estate Trust 1999-1; the Various Banks and Other Lending Institutions which are Parties Thereto from time to time, as the Holders; the Various Banks and Other Lending Institutions which are Parties Thereto from time to time, as the Lenders; First Union National Bank, as the Agent for the Lenders and Respecting the Security Documents, as the Agent for the Lenders and the Holders, to the extent of their interests; and Credit Suisse First Boston, as Syndication Agent (3)

          10.25 Summary of terms of RF Micro Devices, Inc. FY 2002 Executive Bonus Plan*

          10.26 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and David A. Norbury (9)*

          10.27 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (9)*

          10.28 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal (9)*

          10.29 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Arthur E. Geiss (9)*

          10.30 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Robert A. Bruggeworth (9)*

          10.31 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr. (9)*

          10.32 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Powell T. Seymour (9)*

          10.33 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Gary J. Grant (9)*

          10.34 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and J. Forrest Moore (9)*

          13 Excerpts from Annual Report to Shareholders for the fiscal year ended March 31, 2002

         EXHIBIT
           NO.    DESCRIPTION
        --------  -------------
          21     Subsidiaries of RF Micro Devices, Inc.

          23     Consent of Ernst & Young LLP

--------------

          (1) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999

          (2) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000

          (3) Incorporated by reference to the exhibit filed with our Quarterly Reort on Form 10-Q for the quarterly period ended September 29,2001

          (4) Incorporated   by  reference   to  the  exhibit   filed  with  our
              Registration Statement on Form S-1 (File No. 333-22625)

          (5) Incorporated   by  reference   to  the  exhibit   filed  with  our
              Registration Statement on Form 8-A filed August 14, 2001

          (6) Incorporated   by  reference   to  the  exhibit   filed  with  our
              Registration Statement on Form S-3 (File No. 333-49432)

          (7) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999

          (8) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999

          (9) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001

          *  Executive compensation plan or agreement


(b)      Reports on Form 8-K filed in the 4th quarter of fiscal 2002:

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

                                   RF Micro Devices, Inc.

Date:  June 18, 2002               /s/ David A. Norbury
                                   ----------------------------------
                                   By:      David A. Norbury
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 18, 2002.

/s/ David A. Norbury
--------------------------------------
Name: David A. Norbury
Title:  Chief Executive Officer
And Director
(principal executive officer)

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

/s/ Erik H. van der Kaay
--------------------------------------
Name: Erik H. van der Kaay
Title:  Director

/s/ Albert E. Paladino
--------------------------------------
Name: Dr. Albert E. Paladino
Title:  Director

/s/ William J. Pratt
--------------------------------------
Name:  William J. Pratt
Title:  Director

/s/ Walter H. Wilkinson, Jr.
--------------------------------------
Name:  Walter H. Wilkinson, Jr.
Title:  Director



                                                             Schedule II

                                                  Valuation and Qualifying Accounts
                                              Years Ended March 31, 2002, 2001 and 2000
                                                           (In thousands)


                                  Balance at Beginning     Additions Charged to     Deductions from       Balance at End of
                                        of Period           Costs and Expenses          Reserve                Period
                                 ---------------------------------------------------------------------------------------------
Year ended March 31, 2002
  Allowance for doubtful accounts        $    951                $     395          $      212(1)          $    1,134
  Inventory reserve                        19,884                   11,499               6,190(2)              25,193

Year ended March 31, 2001
  Allowance for doubtful accounts        $    775                $     359          $     183 (1)          $      951
  Inventory reserve                        11,114                   13,181              4,411 (2)              19,884

Year ended March 31, 2000
  Allowance for doubtful accounts        $    391                $     385          $        1(1)          $      775
  Inventory reserve                         4,386                    9,639               2,911(2)              11,114

      (1)      The Company wrote-off a fully reserved balance against the related receivable.
      (2)      The Company wrote-off scrap related to quality and obsolescence for a fully reserved balance.