Form 10-Q
period 2002-06-29
RF MICRO DEVICES INC
filed 2002-08-13
CIK 911160

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002
                         COMMISSION FILE NUMBER: 0-22511

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

As of August 7, 2002, there were 168,603,557 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        PAGE


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED JUNE 30, 2002 AND 2001........................................

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002
           AND MARCH 31, 2002..................................................

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
           ENDED JUNE 30, 2002 AND 2001........................................

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.........................................................



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                              THREE MONTHS ENDED
                                                                                  JUNE 30, 2002                JUNE 30, 2001
                                                                          ----------------------       ----------------------
Revenue:
     Product sales                                                                    $ 103,704                     $ 69,527
     Engineering revenue                                                                    238                          525
                                                                          ----------------------       ----------------------
Total revenue                                                                           103,942                       70,052
Operating costs and expenses:
     Cost of goods sold                                                                  62,504                       65,901
     Research and development                                                            23,051                       16,015
     Marketing and selling                                                                8,414                        6,565
     General and administrative                                                           4,200                        3,260
     Other operating expenses (NOTE 6)                                                      742                        4,912
     Impairment of long-lived assets (NOTE 7)                                                 -                        6,801
                                                                          ----------------------       ----------------------
Total operating costs and expenses                                                       98,911                      103,454
                                                                          ----------------------       ----------------------
Income (loss) from operations                                                             5,031                      (33,402)

Other income (expense):
     Interest income                                                                      1,868                        3,942
     Interest expense                                                                    (4,496)                      (4,011)
     Other, net                                                                             (17)                         (23)
                                                                          ----------------------       ----------------------

Income (loss) before income taxes                                                         2,386                      (33,494)
                                                                          ----------------------       ----------------------

Income tax expense (benefit)  (NOTE 8)                                                       37                       (5,108)
                                                                          ----------------------       ----------------------
Net income (loss)                                                                     $   2,349                    ($ 28,386)
                                                                          ======================       ======================

Net income (loss) per share (NOTE 2):
     Basic                                                                            $    0.01                    ($   0.17)
     Diluted                                                                          $    0.01                    ($   0.17)

Weighted average shares outstanding used in per share calculation:
     Basic                                                                              167,938                      164,493
     Diluted                                                                            174,529                      164,493




See accompanying Notes to Condensed Consolidated Financial Statements.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      JUNE 30,
                                                                                        2002                       MARCH 31,
                                                                                    (UNAUDITED)                      2002
                                                                                   ------------                  -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  172,839                   $  157,648
     Short-term investments                                                             177,979                      186,526
     Accounts receivable, net                                                            53,031                       56,373
     Recoverable income tax                                                               6,329                       10,786
     Inventories (NOTE 3)                                                                48,119                       38,734
     Other current assets                                                                 6,097                        5,903
                                                                                     ----------                   ----------
         Total current assets                                                           464,394                      455,970

Property and equipment, net of accumulated depreciation of $93,720 at
    June 30, 2002 and $84,209 at March 31, 2002                                         226,205                      221,679
Intangible assets, net of amortization of $3,363 at
    June 30, 2002 and $2,906 at March 31, 2002 (NOTE 4)                                  11,297                       11,754
Goodwill (NOTE 4)                                                                        34,525                       34,525
Other non-current assets                                                                  3,912                        5,072
                                                                                     ----------                   ----------
         Total assets                                                                $  740,333                   $  729,000
                                                                                     ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $   18,871                   $   16,909
     Accrued liabilities                                                                 20,437                       14,690
     Current obligations under capital leases                                             2,338                        3,319
                                                                                     ----------                   ----------
         Total current liabilities                                                       41,646                       34,918

Long-term debt, net                                                                     294,646                      294,248
Obligations under capital leases, less current maturities                                    20                          169
Other long-term liability                                                                11,093                        9,980
                                                                                     ----------                   ----------
         Total liabilities                                                              347,405                      339,315

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized; no shares
     issued and outstanding                                                                  --                           --
   Common stock, no par value; 500,000 shares authorized; 168,340 and
     167,768 shares issued and outstanding at June 30, 2002 and March
     31, 2002, respectively                                                             280,838                      279,924
   Additional paid-in capital                                                            64,665                       64,665
   Deferred compensation                                                                (18,634)                     (19,652)
   Accumulated other comprehensive loss, net of tax (Note 5)                             (7,099)                      (6,061)
   Retained earnings                                                                     73,158                       70,809
                                                                                     ----------                   ----------
         Total shareholders' equity                                                     392,928                      389,685
                                                                                     ----------                   ----------

         Total liabilities and shareholders' equity                                  $  740,333                   $  729,000
                                                                                     ==========                   ==========
See accompanying Notes to Condensed Consolidated Financial Statements.


                     RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,                     JUNE 30,
                                                                                         2002                         2001
                                                                                     ----------                -------------
Cash flows from operating activities:
Net income (loss)                                                                    $    2,349                  ($   28,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                         9,606                        8,704
     Amortization                                                                         2,546                        1,273
     Loss on disposal of equipment                                                          924                          228
     Impairment on long-lived assets                                                         --                        6,801
     Tax benefit from exercise of employee stock options                                     --                        2,609
     Changes in operating assets and liabilities:
         Accounts receivable                                                              3,342                       12,209
         Inventories                                                                     (9,385)                       9,638
         Recoverable income taxes                                                         4,457                        1,820
         Current deferred tax asset                                                          --                        8,908
         Non-current deferred tax asset                                                      --                      (19,351)
         Other assets                                                                      (153)                      (1,990)
         Accounts payable and liabilities                                                 7,709                        6,451
         Non-current deferred tax liability                                                  --                        1,492
         Other long-term liabilities                                                          7                          580
                                                                                     ----------                   ----------
Net cash provided by operating activities                                                21,402                       10,986

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                               (15,056)                     (12,394)
     Proceeds from maturities of securities held-to-maturity                                 --                        9,700
     Proceeds from maturities of securities available for sale                           84,878                        8,200
     Purchase of securities available for sale                                          (75,817)                     (80,404)
     Purchase of technology license                                                          --                         (130)
                                                                                     ----------                   ----------
Net cash used in investing activities                                                    (5,995)                     (75,028)

Cash flows from financing activities:
     Proceeds from exercise of options                                                      914                        3,774
     Repayment of capital lease obligations                                              (1,130)                      (1,209)
                                                                                     ----------                   ----------
Net cash (used in) provided by financing activities                                        (216)                       2,565
                                                                                     ----------                   ----------

Net increase (decrease) in cash and cash equivalents                                     15,191                      (61,477)
Cash and cash equivalents at the beginning of the period                                157,648                      266,076
                                                                                     ----------                   ----------
Cash and cash equivalents at the end of the period                                   $  172,839                   $  204,599
                                                                                     ==========                   ==========

Noncash investing and financing activities:
   Change in fair value of cash flow hedge, net of tax                              ($    1,106)                 ($    3,703)
   Available-for-sale investment equity change, net of tax                           $       70                   $      624

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United
States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2002 amounts have been reclassified to conform to fiscal 2003 presentation. These reclassifications had no effect on net income
(loss) or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2002.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       NET INCOME (LOSS) PER SHARE
The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                                                              THREE MONTHS ENDED
                                                                                  JUNE 30, 2002                JUNE 30, 2001
                                                                              -----------------             ----------------
Numerator for basic and diluted net income (loss) per share:
         Net income (loss)                                                            $   2,349                  ($   28,386)
                                                                              =================             ================

Denominator for basic net income (loss)
per share - weighted average shares                                                     167,938                      164,493

Effect of dilutive securities:
         Stock options and warrants                                                       6,591                            -
                                                                              -----------------             ----------------

Denominator for diluted net income (loss)
per share - adjusted weighted average
shares and assumed conversions                                                          174,529                      164,493

         Basic net income (loss) per share                                            $    0.01                  ($     0.17)
                                                                              =================             ================

         Diluted net income (loss) per share                                          $    0.01                  ($     0.17)
                                                                              =================             ================



In the computation of diluted net income per share for the three months ended June 30, 2002, outstanding stock options to purchase 8.9 million shares were excluded because the exercise price of the options was greater than the average market price of the common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three months ended June 30, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted net income (loss) per share for the first quarters ended June 30, 2002 and 2001 similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3.       INVENTORIES
Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                    JUNE 30, 2002              MARCH 31, 2002
                               ------------------------    ---------------------
     Raw materials                      $   16,722              $     16,263
     Work in process                        34,275                    26,136
     Finished goods                         21,841                    21,528
                               ------------------------    ---------------------
                                            72,838                    63,927
     Inventory reserve                     (24,719)                  (25,193)
                               ------------------------    ---------------------
              Total inventory           $   48,119              $     38,734
                               ========================    =====================


4.       INTANGIBLES AND GOODWILL
In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and is intended to result in the provision of more meaningful information about intangible assets. In addition, SFAS 142 eliminates amortization of goodwill and instead requires that it be tested for impairment at least annually. The Company adopted SFAS 142 in fiscal 2002 with respect to the intangibles and goodwill acquired in the RF Nitro Communications, Inc. merger and in the acquisition of the global positioning system (GPS) development operation of International Business Machines Corp. (IBM), in accordance with the new standard. The Company adopted SFAS 142 in the first quarter of fiscal 2003 with the respect to existing intangible technology licenses. The adoption of the SFAS 142 in fiscal 2003 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


5.       OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains on marketable securities, foreign currency translations adjustments and the change in fair value of a cash flow hedge related to the Company's synthetic lease. This amount is included as a separate component of shareholders' equity.

The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):
                                               THREE MONTHS ENDED
                              --------------------------------------------
                                         JUNE 30,                JUNE 30,
                                           2002                    2001
                              --------------------    --------------------
Net income (loss)                       $   2,349              ($  28,386)
Fair value of cash flow hedge              (1,106)                 (3,703)
Unrealized gains on
   marketable securities                       70                     624
Foreign currency                               (2)                     -
                              --------------------    --------------------

Comprehensive income (loss)             $   1,311              ($  31,465)
                              ====================    ====================

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


6.       OTHER OPERATING EXPENSE
Other operating expenses for the first quarter of fiscal 2003 includes costs associated with our test, tape and reel facility in Beijing, China. These costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The operating costs of the Beijing facility will be included in cost of goods sold once the facility is qualified for production and economic value can be obtained. We expect to qualify this facility in the fall of 2002. The prior year quarterly results included start-up costs associated with our second wafer fabrication facility, which qualified for production in the third quarter of fiscal 2002. Accordingly, associated expenses transitioned from other operating expenses to cost of goods sold during that quarter.


7.       IMPAIRMENT OF LONG-LIVED ASSETS
On  April 1,  2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be disposed Of" (SFAS 121) and establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves implementation issues related to SFAS 121. Adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows. During the quarter ended June 30, 2001, the Company recognized an impairment charge totaling $6.8 million related to assets to be held and used, as well as to assets to be disposed of, which is presented on the consolidated statements of operations as "Impairment of long-lived assets."

During the quarter ended June 30, 2001, management identified a customer demand shift from microwave monolithic integrated circuits (MMICs) to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the $3.1 million carrying value for certain of the Company's MMIC gravity-fed test handling equipment. The impairment charge for the applicable equipment totaled $2.8 million, with a $0.3 million residual value remaining. During the first quarter of fiscal 2003, the Company determined that the plan of sale criteria in SFAS 144 had not been met for these assets. As a result, the assets were measured at the lower of the carrying amount (less accumulated depreciation and impairment loss) or fair value of $0.1 million and the assets were reclassified from "Assets to be disposed of by Sale" to "Assets to be Held and Used". The Company's management additionally made a decision during the quarter ended June 30, 2001 to outsource module production packaging and transition the Company's packaging line to a dedicated research and development (R&D) facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. The impaired assets are module assembly packaging equipment for surface mount devices, die attach, wire-bond and molding processes. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly. The asset impairment charge for the transition to an R&D facility was classified as "Assets to be Held and Used".

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


8.       INCOME TAXES

Income tax expense for the first fiscal quarter of 2003 was $0.04 million, representing foreign income taxes on international operations. The Company's effective tax rate was 1.6% for the three months ended June 30, 2002 compared to a 15.3% effective tax benefit for the same period ended June 30, 2001. The fiscal 2003 first quarter overall tax rate differed from the statutory rate due to adjustments to the valuation allowance primarily related to utilization of net operating losses carried forward, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. The Company's fiscal 2002 overall tax rate differed from the statutory rate due to the non-recognition of the US tax benefits on the domestic net operating losses, differences between book and tax treatment of certain expenditures, and rate differences on foreign transactions.

At June 30, 2002, the Company had outstanding net operating loss carryforwards ("NOLs") for federal domestic tax purposes of approximately $27.8 million, which will expire in 2022, and state losses of $76.1 million, which will expire in years 2009-2022. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $17.8 million related to domestic operating losses and unused tax credits has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expect," "anticipate," "intend," "plan," "believe," and "estimate," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including variability in quarterly operating results, the rate of growth and development of wireless markets, risks associated with the operation of our molecular beam epitaxy, test, tape and reel facilities and wafer fabrication facilities, our ability to manage rapid growth and to attract and retain skilled personnel, variability in production yields, raw material availability, manufacturing capacity constraints, dependence on a limited number of customers, dependence on our gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) products and dependence on third parties. These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.



RESULTS OF OPERATIONS
The  following  table  sets  forth  our  unaudited   consolidated  statement  of
operations data expressed as a percentage of total revenue for the periods indicated:

                                                         THREE MONTHS ENDED
                                                    JUNE 30,           JUNE 30,
                                                      2002               2001
                                               --------------     --------------
Revenue                                              100.0%             100.0%

Operating costs and expenses
         Cost of goods sold                           60.1               94.1
         Research and development                     22.2               22.9
         Marketing and selling                         8.1                9.4
         General and administrative                    4.1                4.6
         Other operating expenses                      0.7                7.0
         Impairment of long-lived assets               0.0                9.7
                                               --------------     --------------
Total operating costs and expenses                    95.2              147.7

Income (loss) from operations                          4.8              (47.7)

Interest income                                        1.8                5.7
Interest expense                                      (4.4)              (5.8)
                                               --------------     --------------
Income (loss) before income taxes                      2.2              (47.8)
Income tax benefit                                       -                7.3
                                               --------------     --------------
Net income (loss)                                      2.2%             (40.5)%
                                               ==============     ==============

REVENUE
Revenue for the first quarter of fiscal 2003 increased 48.4% to $103.9 million, compared to $70.1 million for the same quarter in fiscal 2002. The increase in year over year revenue was due primarily to strong growth in the power amplifier module sales as demand from the handset industries increased. We continue to focus on product revenue diversification. Wireless local area network (WLAN) revenue increased to $5.9 million in the first quarter of fiscal 2003 compared to $0.3 million in the first quarter of fiscal 2002. Our revenue growth was broad-based; sales increased to the Company's largest customer and to several prominent existing customers in the handset industry, one of which grew to represent greater than 10% of the June 2002 quarterly revenue.

International shipments were $74.9 million and accounted for 72.0% of revenue in the first quarter of fiscal 2003, compared to $45.5 million, or 65.0% of revenue, in the first quarter of fiscal 2002. Sales to customers located in Asia totaled $45.7 million, or 43.9% of revenue, for the first quarter of fiscal 2003, compared to $36.9 million, or 52.6% of revenue, for the first quarter of fiscal 2002. The establishment of our sales and customer support centers in Taipei, Taiwan and Seoul, South Korea has contributed to our sales dollar increase in the Asian markets.

GROSS PROFIT
Gross profit for the three months ended June 30, 2002 increased to $41.4 million, or 39.9% of revenue, compared to $4.2 million, or 5.9% of revenue, in the first quarter of the prior year. The year over year increase in gross profit was primarily attributable to increased capacity utilization, and the absence of a significant $15.3 million adjustment to inventory reserves recorded in the first quarter of fiscal 2002 due to reduced sales forecasts associated with microwave monolithic integrated circuits (MMIC) sales levels during the prior year.

RESEARCH AND DEVELOPMENT
Research and development expenses in the first quarter of fiscal 2003 were $23.1 million, or 22.2% of revenue, compared to $16.0 million, or 22.9% of revenue, for the three months ended June 30, 2001. The increase in dollar amounts is primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. Spending on development wafers, mask sets and prototyping also increased as a result of continued module development and associated work on cost reductions and yield improvement techniques. During the third quarter of fiscal 2002, we acquired RF Nitro Communications, Inc., a privately-held company with advanced materials and products in broadband wireless and wireline (fiber-optic) markets, and the global positioning system (GPS) development operation of International Business Machines Corp. (IBM), which provided us with advanced GPS technology and access to IBM's chipscale packaging technology. These acquisitions contributed to the increased headcount and related personnel expenses.

MARKETING AND SELLING
Marketing and selling expenses for the first quarter of fiscal 2003 were $8.4 million, compared to $6.6 million for the first quarter of fiscal 2002. The absolute dollar increase in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily attributable to increased headcount, related personnel expenses including salaries, benefits, and equipment, and increased sales commissions associated with the increase in revenue. Marketing and selling expenses as a percentage of revenue were 8.1% and 9.4% for the three months ended June 30, 2002 and 2001, respectively. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended June 30, 2002 were $4.2 million, or 4.1% of revenue, compared to $3.3 million, or 4.6% of revenue, for the quarter ended June 30, 2001. The year over year increase in absolute dollars was primarily due to increased headcount and related personnel expenses including salaries, benefits, and equipment.

OTHER OPERATING EXPENSE
Other operating expenses for the first quarter of fiscal 2003 were $0.7 million compared to $4.9 million in the prior year. The decrease in fiscal 2003 from fiscal 2002 was primarily attributable to start-up costs associated with our second wafer fabrication facility, which were included in the first quarter of fiscal 2002 however excluded in the first quarter of fiscal 2003. The second wafer fabrication facility qualified for production in the third quarter of fiscal 2002. Accordingly, associated expenses transitioned from other operating expenses to cost of goods sold during that quarter. Fiscal 2003 included start-up costs associated with our test, tape and reel facility in Beijing, China. These costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The operating costs of the Beijing facility will be included in cost of goods sold once the facility is qualified for production and economic value can be obtained. We currently expect to qualify this facility in the fall of 2002.

INTEREST INCOME
For the quarter ended June 30, 2002, interest income was $1.9 million, compared to $3.9 million for the same quarter for the prior year. Interest income decreased due to lower prevailing interest rates, driven by the Federal Reserve cuts to the federal funds rate.

INTEREST EXPENSE
Interest expense was $4.5 million for the three months ended June 30, 2002, compared to $4.0 million for the first quarter of the prior year. The increase in interest expense was primarily due to the interest rate swap that modifies the interest characteristics of our synthetic lease from a variable to a fixed rate basis since variable interest rates declined to 1.9% in fiscal 2003 compared to 4.8% in fiscal 2002.

INCOME TAX
Total income tax expense for the first fiscal quarter of 2003 was $0.04 million, representing foreign income taxes on international operations. Our effective tax rate was 1.6% for the three months ended June 30, 2002, compared to a 15.3% effective tax benefit for the same period ended June 30, 2001. The fiscal 2003 first quarter overall rate differed from the statutory rate due to adjustments to the valuation allowance primarily related to utilization of net operating losses carried forward, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our fiscal 2002 overall tax rate differed from the statutory rate due to the non-recognition of the US tax benefits on the domestic net operating losses, differences between book and tax treatment of certain expenditures, and rate differences on foreign transactions.


At June 30, 2002, the Company had outstanding net operating loss carryforwards ("NOLs") for federal domestic tax purposes of approximately $27.8 million, which will expire in 2022, and state losses of $76.1 million, which will expire in years 2009-2022. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $17.8 million related to domestic operating losses and unused tax credits has been established since it is more likely than not that some portion of the deferred tax assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A offerings, we have raised approximately $462.0 million, net of offering expenses. As of June 30, 2002, our working capital was $422.7 million, including $172.8 million in cash and cash equivalents, compared to working capital at March 31, 2002 of $421.1 million. Operating activities for the first quarter of fiscal 2003 generated $21.4 million in cash, compared to $11.0 million in the first quarter of fiscal 2002. This year over year increase was primarily attributable to an increase in net income of $30.7 million. This was partially offset by cash used of $9.4 million in fiscal 2003 primarily due to a planned inventory build-up of certain products to facilitate meeting the forecasted demand and delivery schedules. In comparison, cash provided in the first quarter of fiscal 2002 was $9.6 million, which included a $15.3 million inventory reserve adjustment. The cash provided by accounts receivable in the first quarter of fiscal 2003 was $3.3 million compared to cash provided in fiscal 2002 of $12.2 million due to higher sales volume in fiscal 2003. Adjustments to reconcile net income (loss) for non-cash operating items decreased cash provided from operating activities by $6.5 million year over year due primarily to decreases in impairment of long-lived assets and tax benefits from exercise of employee stock options.

Net cash used in investing activities for the three months ended June 30, 2002 was $6.0 million, compared to $75.0 million in the prior year. Higher proceeds from maturities of securities available-for-sale of $84.9 million compared to $8.2 million in fiscal 2002 was the primary change in cash used.

Net cash used by financing activities for the three months ended June 30, 2002 was $0.2 million, compared to cash provided of $2.6 million for the three months ended June 30, 2001. This decrease is attributable to a reduction in net proceeds from the exercise of options from $3.8 million in fiscal 2002 to $0.9 million in fiscal 2003.

At June 30, 2002, we had long-term capital commitments of approximately $16.8 million, consisting of approximately $6.4 million for construction and equipment for our facility in Beijing, China, $4.2 million for equipment for the second wafer fabrication facility, $2.0 million for our molecular beam epitaxy (MBE) facility, $1.5 million for equipment in our test, tape and reel facility in Greensboro, NC, $1.2 million for our research and design centers, and the remainder for general corporate requirements. We entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We are engaged in discussions with Agere regarding the terms of our alliance and the effect of this potential sale. We cannot predict the outcome of these discussions or what form the alliance will take in the future, but our management currently does not believe that these developments will have a material adverse effect on our business, financial condition or results of operations. We broke ground November 8, 2001 on a test, tape and reel facility in Beijing, China, and expect to spend approximately $10.8 million, of which we have already spent $3.2 million, to have this facility operational by the fall of 2002. We expect to fund our commitments through a combination of cash on hand, capital leases and other forms of financing.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from the combination of the debt offering in the second quarter of fiscal 2001 and normal operating results during fiscal 2003. However, if existing resources and cash from operations are not sufficient to meet our future requirements, or if we perceive favorable opportunities, we may seek additional debt or equity financing or additional credit facilities. We filed a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights with the Securities and Exchange Commissions on April 4, 2002. We do not, however, currently have any plans to issue any securities under this registration statement. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.





PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          EXHIBIT NO.         DESCRIPTION OF EXHIBIT
          ----------          ----------------------

          99.1                Certification  of  Periodic  Report  by  David  A.
                              Norbury, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2                Certification  of  Periodic  Report by  William A.
                              Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

During the quarter  ended June 30,  2002,  the Company  filed no reports on Form
8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RF Micro Devices, Inc.
     Dated:  August 13, 2002

                                         /S/ WILLIAM A. PRIDDY, JR.
                                         --------------------------

                                           WILLIAM A. PRIDDY, JR.
                                 Vice President, Finance and Administration
                                        and Chief Financial Officer




    Dated:  August 13, 2002

                                            /S/ BARRY D. CHURCH
                                         --------------------------

                                              BARRY D. CHURCH
                                           Corporate Controller
                                       (Principal Accounting Officer)