Form 10-Q
period 2002-09-28
RF MICRO DEVICES INC
filed 2002-11-12
CIK 911160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-22511

                                -----------------

                             RF MICRO DEVICES, INC.
                             ----------------------
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

As of November 6, 2002, there were 169,171,607 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                         PAGE


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED SEPTEMBER 30, 2002 AND 2001...................................3

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
           ENDED SEPTEMBER 30, 2002 AND 2001...................................4

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002
           AND MARCH 31, 2002..................................................5

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
           ENDED SEPTEMBER 30, 2002 AND 2001...................................6

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS.........................................................15


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............24


ITEM 4. CONTROLS AND PROCEDURES...............................................24



PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................24


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................24

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                       THREE MONTHS ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                       2002          2001
                                                     ---------    ---------
Revenue:
     Product sales                                   $ 119,675    $  98,023
     Engineering revenue                                    60          248
                                                     ---------    ---------
Total revenue                                          119,735       98,271

Operating costs and expenses:
     Cost of goods sold                                 73,738       61,902
     Research and development                           22,570       16,977
     Marketing and selling                               8,732        6,805
     General and administrative                          4,777        3,483
     Other operating expenses (NOTE 6)                     611        6,106
                                                     ---------    ---------
Total operating costs and expenses                     110,428       95,273
                                                     ---------    ---------
Income from operations                                   9,307        2,998

Other income (expense):
     Interest income                                     1,624        3,514
     Interest expense                                   (4,456)      (4,201)
     Other, net                                             44         (530)
                                                     ---------    ---------
Income before income taxes                               6,519        1,781
                                                     ---------    ---------

Income tax expense (NOTE 8)                                 34          249
                                                     ---------    ---------
Net income                                           $   6,485    $   1,532
                                                     =========    =========

Net income per share (NOTE 2):
     Basic                                           $    0.04    $    0.01
     Diluted                                         $    0.04    $    0.01

Weighted average shares outstanding used in per share calculation:
     Basic                                             168,551      164,918
     Diluted                                           173,199      173,829


See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                             SIX MONTHS ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                           2002           2001
                                                        -----------  -----------
Revenue:
     Product sales                                       $ 223,379    $ 167,550
     Engineering revenue                                       298          773
                                                        -----------  -----------
Total revenue                                              223,677      168,323
Operating costs and expenses:
     Cost of goods sold                                    136,242      127,803
     Research and development                               45,621       32,992
     Marketing and selling                                  17,146       13,370
     General and administrative                              8,977        6,743
     Other operating expenses (NOTE 6)                       1,353       11,018
     Impairment of long-lived assets (NOTE 7)                 --          6,801
                                                        -----------  -----------
Total operating costs and expenses                         209,339      198,727
                                                        -----------  -----------
Income (loss) from operations                               14,338      (30,404)


Other income (expense):
     Interest income                                         3,492        7,456
     Interest expense                                       (8,952)      (8,212)
     Other, net                                                 27         (553)
                                                        -----------  -----------
Income (loss) before income taxes                            8,905      (31,713)

Income tax expense (benefit)  (NOTE 8)                          71       (4,859)
                                                        -----------  -----------
Net income (loss)                                        $   8,834   ($  26,854)
                                                        ===========  ===========

Net income (loss) per share (NOTE 2):
     Basic                                               $    0.05   ($    0.16)
     Diluted                                             $    0.05   ($    0.16)

Weighted average shares outstanding used in per share calculation:
     Basic                                                 168,246      164,705
     Diluted                                               173,866      164,705

See accompanying Notes to Condensed Consolidated Financial Statements.



                                               RF MICRO DEVICES, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)


                                                                              SEPTEMBER 30,                  MARCH 31,
                                                                                  2002                         2002
                                                                          ----------------------       ----------------------
                                                                               (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 172,182                    $ 157,648
     Short-term investments                                                             165,462                      186,526
     Accounts receivable, net                                                            62,796                       56,373
     Inventories (NOTE 3)                                                                61,289                       38,734
     Recoverable income tax                                                               6,329                       10,786
     Other current assets                                                                 4,942                        5,903
                                                                          ----------------------       ----------------------
         Total current assets                                                           473,000                      455,970

Property and equipment, net of accumulated depreciation of $103,496 at
    September 30, 2002 and $84,209 at March 31, 2002                                    227,358                      221,679
Goodwill (NOTE 4)                                                                        34,525                       34,525
Intangible assets, net of amortization of $3,814 at
    September 30, 2002 and $2,906 at March 31, 2002 (NOTE 4)                             10,846                       11,754
Other non-current assets                                                                  3,710                        5,072
                                                                          ----------------------       ----------------------
         Total assets                                                                  $749,439                     $729,000
                                                                          ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  24,756                    $  16,909
     Accrued liabilities                                                                 15,359                       14,690
     Current obligations under capital leases                                             1,320                        3,319
                                                                          ----------------------       ----------------------
         Total current liabilities                                                       41,435                       34,918

Long-term debt, net                                                                     295,048                      294,248
Obligations under capital leases, less current maturities                                    15                          169
Other long-term liability                                                                12,295                        9,980
                                                                          ----------------------       ----------------------
         Total liabilities                                                              348,793                      339,315


Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized; no shares
     issued and outstanding                                                                   -                            -
   Common stock, no par value; 500,000 shares authorized; 168,973 and
     167,768 shares issued and outstanding at September 30, 2002 and
     March 31, 2002, respectively                                                       282,576                      279,924
   Additional paid-in capital                                                            64,665                       64,665
   Deferred compensation                                                                (17,616)                     (19,652)
   Accumulated other comprehensive loss, net of tax (Note 5)                             (8,622)                      (6,061)
   Retained earnings                                                                     79,643                       70,809
                                                                          ----------------------       ----------------------
         Total shareholders' equity                                                     400,646                      389,685
                                                                          ----------------------       ----------------------
         Total liabilities and shareholders' equity                                   $ 749,439                    $ 729,000
                                                                          ======================       ======================


See accompanying Notes to Condensed Consolidated Financial Statements.



                                               RF MICRO DEVICES, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)


                                                                                  SIX MONTHS ENDED
                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                             2002                 2001
                                                                         ----------           -----------
Cash flows from operating activities:
Net income (loss)                                                        $   8,834           ($  26,854)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                           19,655               17,155
     Amortization                                                            4,975                2,728
     Loss on disposal of equipment and long-term investment                    861                  641
     Impairment on long-lived assets                                          --                  6,801
     Tax benefit from exercise of employee stock options                      --                  3,849
       Other                                                                  (102)                --
     Changes in operating assets and liabilities:
         Accounts receivable, net                                           (6,423)             (11,776)
         Inventories                                                       (22,555)              25,166
         Recoverable income taxes                                            4,457               15,999
         Non-current deferred tax asset                                       --                (20,624)
         Other assets                                                          973                6,188
         Accounts payable and accrued liabilities                            8,510                1,122
         Other liabilities                                                      41                4,043
                                                                         ---------            ---------
Net cash provided by operating activities                                   19,226               24,438

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                  (26,069)             (22,600)
     Proceeds from maturities of securities held-to-maturity                  --                 17,950
     Proceeds from maturities of securities available for sale             172,987               38,921
     Purchase of securities available for sale                            (152,131)            (142,629)
     Purchase of technology license                                           --                   (130)
                                                                         ---------            ---------
Net cash used in investing activities                                       (5,213)            (108,488)

Cash flows from financing activities:
     Proceeds from exercise of options and employee stock purchases          2,652                5,726
     Repayment of capital lease obligations                                 (2,153)              (2,447)
                                                                         ---------            ---------
Net cash provided by financing activities                                      499                3,279
                                                                         ---------            ---------

Net increase (decrease) in cash and cash equivalents                        14,512              (80,771)
Effect of exchange rate changes on cash                                         22                 --
Cash and cash equivalents at the beginning of the period                   157,648              266,076
                                                                         ---------            ---------
Cash and cash equivalents at the end of the period                       $ 172,182            $ 185,305
                                                                         =========            =========

Non-cash investing and financing activities:
   Change in fair value of cash flow hedge, net of tax                   ($  2,273)          ($   5,687)
   Available-for-sale investment equity change, net of tax               ($    326)           $     644
   Currency translation change, net of tax                                      38                 --

See accompanying Notes to Condensed Consolidated Financial Statements

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. BASIS OF PRESENTATION The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2002 amounts have been reclassified to conform to fiscal 2003 presentation. These reclassifications had no effect on net income
(loss) or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes there to included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30 and the second fiscal quarter of each year ends on the Saturday closest to September 30; however, in this report the Company's fiscal year is described as ending on March 31 and the first and second quarters of each fiscal year are described as ending on June 30 and September 30, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2. NET INCOME (LOSS) PER SHARE
The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------------------        -------------------------
                                                                      2002            2001            2002             2001
                                                                    --------        --------        --------        ---------
Numerator for basic and diluted net income (loss) per share:
         Net income (loss)                                          $  6,485        $  1,532        $  8,834        ($ 26,854)
                                                                    ========        ========        ========        =========

Denominator for basic net income (loss)
per share - weighted average shares                                  168,551         164,918         168,246          164,705

Effect of dilutive securities:
         Stock options and warrants                                    4,648           8,911           5,620             --
                                                                    --------        --------        --------        ---------

Denominator for diluted net income (loss)
per share - adjusted weighted average
shares and assumed conversions                                       173,199         173,829         173,866          164,705

         Basic net income (loss) per share
                                                                    $   0.04        $   0.01        $   0.05        ($   0.16)
                                                                    ========        ========        ========        =========
         Diluted net income (loss) per
         share                                                      $   0.04        $   0.01        $   0.05        ($   0.16)
                                                                    ========        ========        ========        =========


In the computation of diluted net income per share for the three months ended September 30, 2002 and 2001 and the six months ended September 30, 2002, outstanding stock options to purchase approximately 13.7 million shares, 2.7 million shares, and 11.3 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the six months ended September 30, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted net income (loss) per share for three months and six months ended September 30, 2002 and 2001 similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive. The notes are convertible at a price of $45.085 per share and the closing price of the Company's common stock on the date it committed to sell the notes was $35.50.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3. INVENTORIES
Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                             SEPTEMBER 30, 2002            MARCH 31, 2002
                                          -------------------------    -----------------------
         Raw materials                             $   16,216               $     16,263
         Work in process                               43,097                     26,136
         Finished goods                                24,396                     21,528
                                          -------------------------    -----------------------
                                                       83,709                     63,927
         Inventory reserve                            (22,420)                   (25,193)
                                          -------------------------    -----------------------
                  Total inventories                $   61,289               $     38,734
                                          =========================    =======================


4. INTANGIBLES AND GOODWILL
In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and is intended to result in the provision of more meaningful information about intangible assets. In addition, SFAS 142 eliminates amortization of goodwill and instead requires that it be tested for impairment at least annually. The Company adopted SFAS 142 in fiscal 2002 with respect to the intangibles and goodwill acquired in the RF Nitro Communications, Inc. merger and in the acquisition of the global positioning system (GPS) development operation of International Business Machines Corp. (IBM), in accordance with the new standard. The Company adopted SFAS 142 in the first quarter of fiscal 2003 with respect to existing intangible technology licenses. The adoption of SFAS 142 in fiscal 2003 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


5. OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized (loss) gain on marketable securities, foreign currency translation adjustments and the change in fair value of a cash flow hedge related to the Company's synthetic lease. This amount is included as a separate component of shareholders' equity. The components of comprehensive income
(loss), net of tax, are as follows for the periods presented (in thousands):


                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,

                                                            2002        2001       2002         2001
                                                         -------     -------     --------     -------
Net income (loss)                                        $ 6,485     $ 1,532     $ 8,834     ($26,854)
Comprehensive income (loss):
Fair value of cash flow hedge                             (1,167)     (1,984)     (2,273)      (5,687)
Unrealized (loss)gain
   on marketable securities                                 (396)         20        (326)         644
Foreign currency                                              40        --            38         --
                                                         -------     -------     --------    --------
Comprehensive income (loss)                              $ 4,962    ($   432)    $ 6,273     ($31,897)
                                                         =======     =======     =======     ========

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


6. OTHER OPERATING EXPENSE
Other operating expenses for fiscal 2003 include approximately five months of costs associated with our test, tape and reel facility in Beijing, China. These costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The operating costs of the Beijing facility transitioned to cost of goods sold in September once the facility was qualified for production and economic value was obtained. The prior year results included start-up costs associated with our second wafer fabrication facility, which qualified for production in the third quarter of fiscal 2002. Accordingly, associated expenses transitioned from other operating expenses to cost of goods sold during that quarter.


7. IMPAIRMENT OF LONG-LIVED ASSETS
On  April 1,  2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121) and establishes a single accounting model for long-lived assets to be disposed of by sale, and also resolves implementation issues related to SFAS 121. Adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows. During the quarter ended June 30, 2001, the Company recognized an impairment charge totaling $6.8 million related to assets to be held and used, as well as to assets to be disposed of, which is presented on the consolidated statements of operations as "Impairment of long-lived assets."

During the quarter ended June 30, 2001, management identified a customer demand shift from microwave monolithic integrated circuits (MMICs) to more complex, highly integrated multi-chip module power amplifiers, which created an impairment of the $3.1 million carrying value for certain of the Company's MMIC gravity-fed test handling equipment. The impairment charge for the applicable equipment totaled $2.8 million, with a $0.3 million residual value remaining. During the first quarter of fiscal 2003, the Company determined that the plan of sale criteria in SFAS 144 had not been met for these assets. As a result, the assets were measured at the lower of the carrying amount (less accumulated depreciation and impairment loss) or fair value of $0.1 million and the assets were reclassified from "Assets to be disposed of by Sale" to "Assets to be Held and Used". The Company's management additionally made a decision during the quarter ended June 30, 2001 to outsource module production packaging and transition the Company's packaging line to a dedicated research and development (R&D) facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. The impaired assets are module assembly packaging equipment for surface mount devices, die attach, wire-bond and molding processes. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type and the carrying values were adjusted accordingly. The asset impairment charge for the transition to an R&D facility was classified as "Assets to be Held and Used."

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


8. INCOME TAXES
Income tax expense for the second quarter of fiscal 2003 was $0.03 million and $0.07 million for the six months ended September 30, 2002, representing foreign income taxes on international operations. The Company's effective tax rate for the second quarter of fiscal 2003 was 0.5%, compared to 14.0% for the second quarter of fiscal 2002. The Company's effective tax rate was 0.8% for the six months ended September 30, 2002 compared to a 15.3% effective tax benefit for the same period ended September 30, 2001. The Company's overall tax rate for the 2003 fiscal year differed from the statutory rate due to adjustments to the valuation allowance primarily related to utilization of net operating losses carried forward, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. The Company's overall tax rate for fiscal 2002 differed from the statutory rate due to the non-recognition of the US tax benefits on the domestic net operating losses, differences between book and tax treatment of certain expenditures, and rate differences on foreign transactions.

At September 30, 2002, the Company had outstanding net operating loss carryforwards (NOLs) for domestic tax purposes of approximately $23.0 million. The federal NOLs will expire in years 2022 and 2023, and state losses will expire in years 2009-2022, if unused. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $15.0 million related to domestic operating losses has been established since it is more likely than not that some portion of the deferred tax assets may not be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion.




9. SUBSEQUENT EVENTS
On October 15, 2002, the Company entered into an agreement to acquire Resonext Communications, Inc. (Resonext), a privately-held company providing complete, highly integrated silicon complementary metal-oxide-semiconductor (CMOS) wireless local area network (WLAN) solutions for 802.11a and multi-band (802.11a/b/g) platforms (Note 10).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


10.COMMITMENTS
JAZZ SEMICONDUCTOR STRATEGIC RELATIONSHIP
On October 15, 2002, the Company entered into a strategic relationship with Jazz Semiconductor, Inc. (Jazz), a privately-held, radio frequency (RF) and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, the Company obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. In addition, the Company will collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon radio frequency integrated circuits (RFICs). As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, $30.0 million of which was invested in October 2002 and $30.0 million of which is payable in October 2003. The investment represents a minority interest in Jazz operations, and the Company has one seat on the board of directors out of nine; however, the Company will not have the ability to exercise significant influence in the management of Jazz operations. This investment will be carried at its original cost and accounted for using the cost method of accounting for investments in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

ACQUISITION OF RESONEXT COMMUNICATIONS, INC.
The Company has agreed to acquire Resonext and issue $133.0 million in common stock, subject to a collar on the Company's stock price between $6.00 and $9.50 per share, for all the outstanding shares of capital stock of Resonext, including the shares issuable upon exercise of outstanding warrants and employee stock options (Note 9). The collar provides protection for the shareholders of both companies by limiting the number of shares to be issued by the Company to a range with a minimum of 14.0 million shares (equivalent to $9.50 per share) and a maximum of 22.2 million shares (equivalent to $6.00 per share). Share prices either above or below the collar do not prevent the transaction from occurring. The equivalent share price will be determined when the transaction is closed (based on a trailing 20-trading day average price). The transaction is subject to the approval of Resonext's shareholders and other closing conditions and currently is expected to close during the Company's fiscal quarter ending December 31, 2002.

STRATEGIC ALLIANCE WITH AGERE
The Company entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.0 million had been invested as of September 30, 2002. The alliance was designed to provide the Company a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. The Company is engaged in discussions with Agere regarding the terms of its alliance with Agere and the effect of this potential sale. The Company cannot predict the outcome of these discussions or what form the alliance will take in the future but currently does not believe that these developments will have a material adverse effect on the Company's business, financial condition or results of operations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10. COMMITMENTS (continued)
SYNTHETIC LEASE
In August 1999, as modified effective December 1999 and August 2001, the Company entered into a $100.0 million synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. Prior to December 31, 1999, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral, and the synthetic lease is now secured by substantially all of the Company's personal property assets. The modification in August 2001 resulted in expansion of financial covenants, which require the maintenance of minimum levels of tangible net worth, liquidity and debt service coverage and prohibit the payment of dividends. The Company's $30.0 million investment in Jazz on October 15, 2002 resulted in a violation of certain restrictive covenants under the synthetic lease documents. In addition, the Company has determined that it will not be in compliance with a consolidated total leverage ratio covenant under the lease documents and must report such noncompliance to the lender contemporaneously with the filing of this quarterly report. To address these actual and potential defaults, the Company has obtained a temporary conditional waiver from the lenders, which waiver expires on November 20, 2002. Pending the expiration of this waiver, the Company is considering a number of options, including: (1) negotiating an amendment to the lease documents to modify certain covenants and make other changes; (2) securing a new lease or other debt facility to retire the synthetic lease and refinance the remaining liability thereunder; or (3) paying off the remaining amount of the synthetic lease with available cash on hand. The outstanding liability related to the synthetic lease is approximately $86.0 million as of the date of this quarterly report. No assurance can be given that an acceptable amendment can be negotiated with the lender or that replacement financing can be secured in a timely manner or on acceptable terms. The Company has sufficient liquidity to retire the synthetic lease facility if it chooses to do so.

In fiscal 2001, the Company entered into an interest rate swap cash flow hedge to reduce the impact of interest rate changes under the lease on the Company's results of operations. The derivative financial instrument is recorded on the Company's balance sheet at its fair value of $8.3 million based on the valuation of an outside firm as of September 30, 2002, and is included in other long-term liabilities and accumulated other comprehensive loss (Note 5). If the Company elects to pay off the synthetic lease, this $8.3 million liability will no longer qualify for hedge accounting and will be removed from the Company's balance sheet and recognized as a loss for financial reporting purposes on the Company's statement of operations during the corresponding period in which the pay-off occurs. The pay-off of the $8.3 million liability would be expected to lower the Company's reported interest expense in future periods. The interest expense related to the interest rate swap cash flow hedge was $1.4 million for the quarter ended September 30, 2002.

The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or the Company may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

o The "Eurodollar Rate" (described below) plus margins varying from 150 basis points to 325 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10. COMMITMENTS (continued)
SYNTHETIC LEASE (CONTINUED)
o At the Company's election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the "ABR Rate" (described below), plus margins varying from 25 basis points to 125 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate).


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


11. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). The Company adopted SFAS 145 for financial statements issued on or after May 15, 2002. Adoption of SFAS 145 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expect," "anticipate," "intend," "plan," "believe," and "estimate," and variations of such words and similar expressions, identify such forward-looking statements. The Company's business is subject to numerous risks and uncertainties, including the following:

o         Variability in quarterly operating results;

o         The rate of growth and development of wireless markets;

o The risks associated with the operation of our molecular beam epitaxy, the operation of our test, tape and reel facilities both foreign and domestic and the operation of our wafer fabrication facilities;

o Our ability to manage rapid growth and to attract and retain skilled personnel;

o Variability in production yields, raw material availability, and manufacturing capacity constraints;

o         Dependence on a limited number of customers;

o Dependence on our gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) products;

o Ability to reduce costs by converting our second four-inch GaAs HBT wafer fabrication facility into a six-inch facility, improving yields and increasing capacity utilization;

o         Dependence on third parties; and

o Risks arising from currency fluctuations, tariffs, trade barriers, taxes and export license requirements associated with our foreign operations.



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

RESULTS OF OPERATIONS

The  following  table  sets  forth  our  unaudited   consolidated  statement  of
operations data expressed as a percentage of total revenue for the periods indicated:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                ------------------------       -----------------------
                                                   2002           2001           2002           2001
                                                 -------        -------        -------        -------
Revenue                                           100.0%         100.0%         100.0%         100.0%

Operating costs and expenses
         Cost of goods sold                        61.6           63.0           60.9           75.9
         Research and development                  18.8           17.3           20.4           19.6
         Marketing and selling                      7.3            6.9            7.7            7.9
         General and administrative                 4.0            3.5            4.0            4.0
         Other operating expenses                   0.5            6.2            0.6            6.6
         Impairment of long-lived assets            --             --             --             4.0
                                                 -------        -------        -------        -------
Total operating costs and expenses                 92.2           96.9           93.6          118.0

Income (loss) from operations                       7.8            3.1            6.4          (18.0)

Interest income                                     1.3            3.6            1.6            4.4
Interest expense                                   (3.7)          (4.3)          (4.0)          (4.9)
Other, net                                           --           (0.5)            --           (0.3)
                                                 -------        -------        -------        -------
Income (loss) before income taxes                   5.4            1.9            4.0          (18.8)
Income tax benefit                                  --            (0.3)           --             2.9
                                                 -------        -------        -------        -------
Net income (loss)                                   5.4%           1.6%           4.0%         (15.9)%
                                                 =======        =======        =======        ========

REVENUE
Revenue for the second quarter of fiscal 2003 increased 21.8% to $119.7 million, compared to $98.3 million for the same quarter in fiscal 2002. For the six months ended September 30, 2002, revenue increased 32.9% to $223.7 million, compared to $168.3 million for the same period in fiscal 2002. The increases in year over year were due primarily to strong growth in power amplifier and small signal sales in response to demand from the handset industries, and product revenue diversification in wireless local area network (WLAN). WLAN revenue in the second quarter of fiscal 2003 increased to $8.0 million compared to $0.4 million in the same quarter of fiscal 2002. WLAN revenue increased to $14.0 million in the six months ended September 30, 2002 compared to $0.7 million for the six months ended September 30, 2001. Revenues increased year over year despite continued pressure on average selling prices for modules and microwave monolithic integrated circuits (MMICs).

International shipments were $94.0 million and accounted for 78.5% of revenue in the second quarter of fiscal 2003, compared to $65.3 million, or 66.5% of revenue, in the second quarter of fiscal 2002. For the six months ended September 30, 2002 international shipments were $168.9 million, or 75.5% of revenue, up from $110.9, or 65.9% of revenue, for the six months ended September 30, 2001. Sales to customers located in Asia totaled $62.3 million, or 52.1% of revenue, for the second quarter of fiscal 2003, compared to $50.0 million, or 50.9% of revenue, for the second quarter of fiscal 2002. Year-to-date shipments to Asia totaled $108.0 million, or 48.3% of revenue, in fiscal 2003 and $86.9 million, or 51.6% of revenue, in fiscal 2002. The establishment of our sales and customer support centers in Taipei, Taiwan and Seoul, South Korea has contributed to our absolute sales dollar increase in the Asian markets.

GROSS PROFIT
Gross profit for the three months ended September 30, 2002 increased to $46.0 million, or 38.4% of revenue, compared to $36.4 million, or 37.0% of revenue, in the second quarter of the prior year. For the six months ended September 30, 2002, gross profit increased to $87.4 million, or 39.1% of revenue, compared to $40.5 million, or 24.1% of revenue, for the same period ended September 30, 2001. The three months ended and six months ended September 30, 2002 increases in gross profit were primarily attributable to increased unit volume and capacity utilization, and favorable production yields. The adjustment to inventory reserves of $15.3 million recorded in the first quarter of fiscal 2002 due to an anticipated reduction in sales of MMICs, which declined in fiscal 2003 additionally contributed to the increase for the six months ended September 30, 2002. The overall increase in gross profit was impacted by the decline in average selling prices for modules and MMICs.

We have historically experienced significant fluctuations in gross profit margins, which have caused fluctuations in our quarterly operating results, and we cannot be certain operating results will not be similarly affected in the future. Our test, tape and reel facility in Beijing, China transitioned from other operating expenses to cost of goods sold during September 2002 once the facility was qualified for production and economic value was obtained. The second quarter gross profit included one month of operation cost related to our Beijing facility. The total of our Beijing facility operation cost will be included in our cost of goods sold going forward which could affect our margins. We expect continued downward pressure on margins due to a decline in average selling prices. Management believes this decline can be mitigated by continued cost reduction efforts including converting our second four-inch GaAs HBT wafer fabrication facility into a six-inch facility, higher levels of product integration, yield improvement plans and increased capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses in the second quarter of fiscal 2003 were $22.6 million, or 18.8% of revenue, compared to $17.0 million, or 17.3% of revenue, for the three months ended September 30, 2001. For the six months ended September 30, 2002, research and development expenses were $45.6 million, or 20.4% of revenue, compared to $33.0, or 19.6% of revenue, for the same period in fiscal 2002. The increases year over year were primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. Spending on development wafers, mask sets and prototyping also increased as a result of continued module development and associated work on cost reductions and yield improvement techniques. During the third quarter of fiscal 2002, we acquired RF Nitro Communications, Inc. (RF Nitro), a privately-held company focused on the commercialization of gallium nitride (GaN). We also acquired the global positioning system (GPS) development operation of International Business Machines Corp. (IBM), which provided us with advanced GPS technology and access to IBM's chipscale packaging technology. The RF Nitro and GPS acquisitions contributed to the increased headcount and related personnel expenses for the quarter and resulted in additional amortization expense from the acquired intangible assets. We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the second quarter of fiscal 2003 were $8.7 million, compared to $6.8 million for the second quarter of fiscal 2002. For the six months ended September 30, 2002, marketing and selling expenses increased to $17.1 million, compared to $13.4 million for the six months ended September 30, 2001. The absolute dollar increases year over year in fiscal 2003 compared to fiscal 2002 were primarily attributable to increased headcount, related personnel expenses including salaries, benefits, and equipment, and increased sales commissions associated with the increase in revenue. The RF Nitro and GPS acquisitions contributed slightly to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. Marketing and selling expenses as a percentage of revenue were 7.3% and 6.9% for the three months ended September 30, 2002 and 2001, respectively, and 7.7% and 7.9% for the six months ended September 30, 2002 and 2001, respectively. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended September 30, 2002 were $4.8 million, or 4.0% of revenue, compared to $3.5 million, or 3.5% of revenue, for the quarter ended September 30, 2001. For the six months ended September 30, 2002, general and administrative expenses were $9.0 million, or 4.0% of revenue, compared to $6.7 million, or 4.0% of revenue, in the same period of fiscal 2002. The year over year increases in absolute dollars were primarily due to increased headcount and related personnel expenses including salaries, benefits, and equipment. Other increases in fiscal 2003 included recruiting expenses related to the appointment of two new board members, bank charges for letters of credit expenses related to the expansion in Asian markets, and insurance premiums.

OTHER OPERATING EXPENSE
Other operating expenses for the second quarter of fiscal 2003 were $0.6 million compared to $6.1 million in the prior year. For the six months ended September 30, 2002, other operating expenses were $1.4 million, compared to $11.0 million for the same period in fiscal 2002. The year over year decreases in fiscal 2003 from fiscal 2002 were primarily attributable to start-up costs associated with our second wafer fabrication facility, which were incurred in the first and second quarters of fiscal 2002. The second wafer fabrication facility qualified for production in the third quarter of fiscal 2002. Accordingly, associated expenses transitioned from other operating expenses to cost of goods sold during that quarter. Fiscal 2003 included start-up costs associated with our test, tape and reel facility in Beijing, China through August 2002. The operating costs of the Beijing facility transitioned to cost of goods sold during the last month of the second quarter once the facility was qualified for production and economic value was obtained. These initial other operating costs have been expensed as incurred in accordance with the American Institute of Certified Public
Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." We do not expect any additional other operating expenses in fiscal 2003.

INTEREST INCOME
For the quarter ended September 30, 2002, interest income was $1.6 million, compared to $3.5 million for the same quarter for the prior year. Interest income for the six months ended September 30, 2002 and 2001 was $3.5 million and $7.5 million, respectively. Interest income decreased due to lower prevailing interest rates, driven by the Federal Reserve cuts to the federal funds rate.

INTEREST EXPENSE
Interest expense was $4.5 million for the three months ended September 30, 2002, compared to $4.2 million for the second quarter of the prior year. Interest expense for the six months ended September 30, 2002 and 2001 was $9.0 million and $8.2 million, respectively. The increase in interest expense was primarily due to the interest rate swap that modifies the interest characteristics of our synthetic lease from a variable to a fixed rate. As variable rates decline, our interest expense related to the swap increases.

INCOME TAX
Income tax expense for the second quarter of fiscal 2003 was $0.03 million and $0.07 million for the six months ended September 30, 2002, representing foreign income taxes on international operations. Our effective tax rate for the second quarter of fiscal 2003 was 0.5%, compared to 14.0% for the second quarter of fiscal 2002. Our effective tax rate was 0.8% for the six months ended September 30, 2002 compared to a 15.3% effective tax benefit for the same period in fiscal 2002. The overall tax rate for the three months and six months ended September 30, 2002 differed from the statutory rate due to adjustments to the valuation allowance primarily related to utilization of net operating losses carried forward, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our fiscal 2002 overall tax rate differed from the statutory rate due to the non-recognition of the US tax benefits on the domestic net operating losses, differences between book and tax treatment of certain expenditures, and rate differences on foreign transactions.

At September  30, 2002, we had  outstanding  net  operating  loss  carryforwards
(NOLs) for domestic tax purposes of approximately $23.0 million. The federal NOLs will expire in years 2022 and 2023, and state losses will expire in years 2009-2022, if unused. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $15.0 million related to domestic operating losses has been established since it is more likely than not that some portion of the deferred tax assets may not be realized. This review, along with the timing of the reversal of our temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and cash from operations. Through public and Rule 144A securities offerings, we have raised approximately $462.0 million, net of offering expenses. As of September 30, 2002, our working capital was $431.6 million, including $172.2 million in cash and cash equivalents, compared to working capital at March 31, 2002 of $421.1 million.

Operating activities for the first six months of fiscal 2003 generated $19.2 million in cash, compared to $24.4 million in the first six months of fiscal 2002. This year over year decrease was primarily attributable to cash used of $22.6 million due to a planned inventory build-up of certain products to facilitate meeting forecasted demand and delivery schedules, and in-transit inventory required to stock the production line at our test, tape and reel facility in Beijing, China. In comparison, cash provided by changes in inventories in the first six months of fiscal 2002 was $25.2 million, which included a $15.3 million inventory reserve adjustment. The year over year decrease in cash provided by changes in inventories was partially offset by an increase in net income of $35.7 million. Adjustments to reconcile net income
(loss) for non-cash operating items decreased cash provided from operating activities by $5.7 million year over year due primarily to decreases in impairment of long-lived assets and tax benefits from exercise of employee stock options. Cash provided by changes in accounts payable and liabilities in fiscal 2003 was $8.5 million, compared to cash provided of $1.1 million in fiscal 2002. The increase in cash provided by changes in accounts payable was primarily due to timing of accruals and invoice payments.

Net cash used in investing activities for the six months ended September 30, 2002 was $5.2 million, compared to $108.5 million in the prior year. Higher proceeds from maturities of securities available-for-sale of $173.0 million compared to $39.0 million in fiscal 2002 was the primary change in cash used.

Net cash provided by financing activities for the six months ended September 30, 2002 was $0.5 million, compared to cash provided of $3.3 million for the six months ended September 30, 2001. This decrease is attributable to a reduction in net proceeds from the exercise of options and employee stock purchases from $5.7 million in fiscal 2002 to $2.7 million in fiscal 2003.

COMMITMENTS

STRATEGIC RELATIONSHIP WITH JAZZ SEMICONDUCTOR. We entered into a strategic relationship with Jazz Semiconductor (Jazz) in October 2002, pursuant to which we agreed to invest approximately $60.0 million in Jazz. We transferred $30.0 million in cash in the third quarter of fiscal 2003 and expect to pay the remaining $30.0 million twelve months after closing. We currently have sufficient liquidity to pay the remaining $30.0 million.

ACQUISITION OF RESONEXT COMMUNICATIONS, INC On October 15, 2002, we agreed to acquire Resonext and issue $133.0 million in common stock, subject to a collar on our stock price between $6.00 and $9.50 per share, for all the outstanding shares of capital stock of Resonext, including the shares issuable upon exercise of outstanding warrants and employee stock options. The collar provides protection for the shareholders of both companies by limiting the number of shares to be issued by us to a range with a minimum of 14.0 million shares (equivalent to $9.50 per share) and a maximum of 22.2 million shares (equivalent to $6.00 per share). Share prices either above or below the collar do not prevent the transaction from occurring. The equivalent share price will be determined when the transaction is closed (based on a trailing 20-trading day average price). The transaction is subject to the approval of Resonext's shareholders and other closing conditions and currently is expected to close during our fiscal quarter ending December 31, 2002.

STRATEGIC ALLIANCE WITH AGERE SYSTEMS, INC. We entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We are engaged in discussions with Agere regarding the terms of our alliance and the effect of this potential sale. We cannot predict the outcome of these discussions or what form the alliance will take in the future, but our management currently does not believe that these developments will have a material adverse effect on our business, financial condition or results of operations.

SYNTHETIC LEASE In August 1999, as modified  effective  December 1999 and August
2001, we entered into a $100.0 million synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. Prior to December 31, 1999, the synthetic lease transaction was largely secured by cash collateral. The modification effective December 31, 1999 resulted in the release of the cash collateral and the synthetic lease is now secured by substantially all of our personal property assets. The modification in August 2001 resulted in expansion of financial covenants, which require the maintenance of minimum levels of tangible net worth, liquidity and debt service coverage and prohibits the payment of dividends. Our $30.0 million investment in Jazz on October 15, 2002 resulted in a violation of certain restrictive covenants under the synthetic lease documents. In addition, we determined that we will not be in compliance with a consolidated total leverage ratio covenant under the lease documents and must report such noncompliance to the lender contemporaneously with the filing of this quarterly report. To address these actual and potential defaults, we obtained a temporary conditional waiver from the lenders, which waiver expires on November 20, 2002. Pending the expiration of this waiver, we are considering a number of options, including:
(1) negotiating an amendment to the lease documents to modify certain covenants and make other changes; (2) securing a new lease or other debt facility to retire the synthetic lease and refinance the remaining liability thereunder; or
(3) paying off the remaining  amount of the synthetic  lease with available cash
on  hand.  The  outstanding   liability   related  to  the  synthetic  lease  is
approximately $86.0 million as of the date of this quarterly report. No assurance can be given that an acceptable amendment can be negotiated with the lender or that replacement financing can be secured in a timely manner or on acceptable terms. We have sufficient liquidity to retire the synthetic lease facility if we choose to do so.

In fiscal 2001, we entered into an interest rate swap cash flow hedge to reduce the impact of interest rate changes under the lease on our results of operations. The derivative financial instrument is recorded on our balance sheet at its fair value of $8.3 million based on the valuation of an outside firm as of September 30, 2002, and is included in other long-term liabilities and accumulated other comprehensive loss. See Note 5 of Notes to Condensed Consolidated Financial Statements. If we elect to pay off the synthetic lease, this $8.3 million liability will no longer qualify for hedge accounting and will be removed from our balance sheet and recognized as a loss for financial reporting purposes on our statement of operations during the corresponding period in which the pay-off occurs. The pay-off of the $8.3 million liability would be expected to lower our reported interest expense in future periods. The interest expense related to the interest rate swap cash flow hedge was $1.4 million for the quarter ended September 30, 2002.

The lease has a term expiring November 3, 2004. At the end of the term, the lease can be extended upon the agreement of the parties or we may buy out the lease. The interest rates or yield rates embedded in the lease (and used to calculate lease payments) are either:

o The "Eurodollar Rate" (described below) plus margins varying from 150 basis points to 325 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate), or

o At our election and under certain other circumstances where funding based on the Eurodollar Rate is not available, the "ABR Rate" (described below) plus margins varying from 25 basis points to 125 basis points per annum (based on certain quarterly financial covenant testing and depending on whether the underlying source of funding is in the form of a promissory note or an equity certificate).

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

We also have provided for a contingent residual value guarantee in relation to the synthetic lease. This guarantee provides that in the event the assets are sold to a third party at the end of the lease term, we unconditionally promises to pay to the lessor the lesser of (1) the deficiency balance, which is equal to the excess, if any, of the cost of the assets over the aggregate sale price paid by the third party, or (2) the maximum residual guarantee amount, which is equal to 85% of the "Property Cost" (aggregate outstanding loans and holder advances) for all of the assets subject to the synthetic lease. Amortization equal to 1.7111% per month of the equipment portion of the synthetic lease reduces the asset cost and thus our contingent residual value guarantee.

CONVERTIBLE DEBT During fiscal 2001, we completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The net proceeds from this offering were $291.3 million and are intended for general corporate purposes, including capital expenditures and working capital. In addition, we may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies if the opportunity arises. In fiscal 2003, we expect to pay interest of $11.3 million, of which we have already paid $5.6 million.

CAPITAL COMMITMENTS At September 30, 2002, we had long-term capital commitments of approximately $7.1 million, consisting of approximately $0.6 million for construction and equipment in our facility in Beijing, China, $1.4 million for equipment in our second wafer fabrication facility, $2.2 million for our molecular beam epitaxy (MBE) facility, $1.1 million for equipment in our test, tape and reel facility in Greensboro, North Carolina, $0.6 million for our research and design centers, and the remainder for general corporate requirements.

FUTURE SOURCES OF FUNDING
We expect to fund our commitments through a combination of cash on hand, capital leases and other forms of financing. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from the combination of the debt offering in the second quarter of fiscal 2001 and cash from operations during fiscal 2003. However, if existing resources and cash from operations are not sufficient to meet our future requirements, or if we perceive favorable opportunities, we may seek additional debt or equity financing or additional credit facilities. We filed a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights with the Securities and Exchange Commission on April 4, 2002. We do not have any current plans to issue any securities under this registration statement. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

RELATED PARTY TRANSACTIONS

During the six months ended September 30, 2002, we used an airplane owned by Adelaide Limited, LLC (Adelaide). William J. Pratt, a member of the Board of Directors and Chief Technical Officer, is the manager and sole member of Adelaide. We paid $0.1 million in connection with our use of the airplane. Management believes that the terms of these transactions were as favorable as could have been obtained from a non-affiliated entity. Management intends to continue to utilize this airplane.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.


ITEM 4. CONTROL AND PROCEDURES


Within 90 days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.


There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.



PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 23, 2002. At the meeting, our shareholders elected five directors for one-year terms and until their successors are duly elected and qualified. Votes cast by our shareholders at the meeting were as follows:

--------------------------    -------------------------    ---------------------
    NOMINEES FOR DIRECTOR       SHARES VOTED IN FAVOR        SHARES WITHHELD
--------------------------    -------------------------    ---------------------
Erik H. van der Kaay               151,064,926                 1,612,994
--------------------------    -------------------------    ---------------------
David A. Norbury                   151,215,274                 1,462,646
--------------------------    -------------------------    ---------------------
Albert E. Paladino                 150,714,317                 1,963,603
--------------------------    -------------------------    ---------------------
William J. Pratt                   123,787,726                 28,890,194
--------------------------    -------------------------    ---------------------
Walter H. Wilkinson, Jr            151,072,144                 1,605,776
--------------------------    -------------------------    ---------------------



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT NO.  DESCRIPTION OF EXHIBIT
    -----------  ----------------------

     10.1* Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, between Jazz Semiconductor, Inc. and RF Micro Devices, Inc.


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

     * The registrant has requested that certain portions of this exhibit be given confidential treatment.

(b) Reports on Form 8-K

    During the quarter ended September 30, 2002, the Company filed no reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RF Micro Devices, Inc.
     Dated:  November 12, 2002

                                         /S/ WILLIAM A. PRIDDY, JR.
                                         --------------------------

                                            WILLIAM A. PRIDDY, JR.
                                    Vice President, Finance and Administration
                                          and Chief Financial Officer




    Dated:  November 12, 2002

                                         /S/ BARRY D. CHURCH
                                         -------------------

                                           BARRY D. CHURCH
                                         Corporate Controller
                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, David A. Norbury , certify that:

1. I have reviewed this quarterly report on Form 10-Q of RF Micro Devices, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  November 12, 2002

                                         /S/ DAVID A. NORBURY
                                         --------------------

                                           DAVID A. NORBURY
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, William A. Priddy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RF Micro Devices, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  November 12, 2002

                                         /S/ WILLIAM A. PRIDDY, JR.
                                         --------------------------

                                           WILLIAM A. PRIDDY, JR.
                                  Vice President, Finance and Administration
                                         and Chief Financial Officer