Form 10-Q
period 2002-12-28
RF MICRO DEVICES INC
filed 2003-02-11
CIK 911160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-22511
                                -----------------

                             RF MICRO DEVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NORTH CAROLINA                               56-1733461
 ------------------------------                   -------------------------
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


As of February 5, 2003, there were 183,036,702 shares of the registrant's common stock outstanding.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                       PAGE


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
           ENDED DECEMBER 31, 2002 AND 2001.....................................

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
           ENDED DECEMBER 31, 2002 AND 2001.....................................

           CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2002
           AND MARCH 31, 2002...................................................

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
           ENDED DECEMBER 31, 2002 AND 2001.....................................

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..............................................


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............


ITEM 4.  CONTROLS AND PROCEDURES................................................



PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.........................


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..................................




PART I - FINANCIAL INFORMATION
ITEM 1.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                           THREE MONTHS ENDED
                                                                                 DECEMBER 31,                 DECEMBER 31,
                                                                                    2002                         2001
                                                                         -----------------------       ----------------------
Revenue:
     Product sales                                                                   $  145,290                $     100,061
     Engineering revenue                                                                    523                          490
                                                                         -----------------------       ----------------------
Total revenue                                                                           145,813                      100,551

Operating costs and expenses:
     Cost of goods sold                                                                  91,387                       61,658
     Research and development                                                            24,408                       19,055
     Marketing and selling                                                                9,076                        7,458
     General and administrative                                                           4,658                        3,888
     Other operating expenses (NOTE 7)                                                   10,500                        2,550
                                                                         -----------------------       ----------------------
Total operating costs and expenses                                                      140,029                       94,609
                                                                         -----------------------       ----------------------
Income from operations                                                                    5,784                        5,942

Other (expense) income:
     Interest income                                                                      1,167                        2,585
     Interest expense                                                                   (11,992)                      (4,458)
     Other (expense) income, net                                                            (84)                           2
                                                                         -----------------------       ----------------------
(Loss) income before income taxes                                                        (5,125)                       4,071
                                                                         -----------------------       ----------------------
Income tax expense   (NOTE 9)                                                                58                          570
                                                                         -----------------------       ----------------------
Net (loss) income                                                                   ($    5,183)               $       3,501
                                                                         =======================       ======================

Net (loss) income per share (NOTE 3):
     Basic                                                                          ($     0.03)                     $  0.02
     Diluted                                                                        ($     0.03)                     $  0.02
Weighted average shares outstanding used in per share calculation:

     Basic                                                                              170,642                      166,439
     Diluted                                                                            170,642                      175,759

See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                 NINE MONTHS ENDED
                                                                         DECEMBER 31,       DECEMBER 31,
                                                                             2002              2001
                                                                        ------------     --------------
Revenue:
     Product sales                                                        $ 368,669         $   267,611
     Engineering revenue                                                        821               1,263
                                                                        ------------     --------------
Total revenue                                                               369,490             268,874

Operating costs and expenses:
     Cost of goods sold                                                     227,629             189,461
     Research and development                                                70,029              52,047
     Marketing and selling                                                   26,222              20,828
     General and administrative                                              13,635              10,631
     Other operating expenses (NOTE 7)                                       11,853              13,568
     Impairment of long-lived assets (NOTE 8)                                     -               6,801
                                                                       -------------      --------------
Total operating costs and expenses                                          349,368             293,336
                                                                       ------------       --------------
Income (loss) from operations                                                20,122             (24,462)

Other income (expense):
     Interest income                                                          4,659              10,041
     Interest expense                                                       (20,944)            (12,670)
     Other, net                                                                 (57)               (551)
                                                                       -------------      --------------
Income (loss) before income taxes                                             3,780             (27,642)
                                                                       -------------      --------------
Income tax expense (benefit)  (NOTE 9)                                          129              (4,289)
                                                                       -------------      --------------
Net income (loss)                                                         $   3,651            ($23,353)
                                                                       =============      ==============

Net income (loss) per share (NOTE 3):
     Basic                                                               $     0.02        ($      0.14)
     Diluted                                                             $     0.02        ($      0.14)
Weighted average shares outstanding used in per share calculation:
     Basic                                                                  169,048             165,292
     Diluted                                                                174,752             165,292
See accompanying Notes to Condensed Consolidated Financial Statements.





                                      RF MICRO DEVICES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (In thousands)


                                                                              DECEMBER 31,                   MARCH 31,
                                                                                  2002                         2002
                                                                          ----------------------       ----------------------
                                                                               (UNAUDITED)                   (AUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                     $    161,375                $     157,648
     Short-term investments                                                             101,740                      186,526
     Accounts receivable, net                                                            62,307                       56,373
     Inventories (NOTE 4)                                                                63,012                       38,734
     Recoverable income tax                                                               6,329                       10,786
     Other current assets                                                                 5,938                        5,903
                                                                          ----------------------       ----------------------
         Total current assets                                                           400,701                      455,970

Property and equipment, net of accumulated depreciation of $114,157 at
    December 31, 2002 and $84,209 at March 31, 2002                                     313,513                      221,679
Goodwill (NOTE 5)                                                                       109,504                       34,525
Long-term investments (NOTE 10)                                                          60,747                        2,797
Intangible assets, net of amortization of $4,264 at
    December 31, 2002 and $2,906 at March 31, 2002 (NOTE 5)                              58,296                       11,754
Other non-current assets                                                                  2,325                        2,275
                                                                          ----------------------       ----------------------
         Total assets                                                              $    945,086                $     729,000
                                                                          ======================       ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $     29,131                $      16,909
     Accrued liabilities                                                                 22,900                       14,690
     Short-term payable, net                                                             29,421                            -
     Current obligations under capital leases                                             1,426                        3,319
                                                                          ----------------------       ----------------------
         Total current liabilities                                                       82,878                       34,918

Long-term debt, net                                                                     295,454                      294,248
Other long-term liability                                                                 1,785                        9,980
Obligations under capital leases, less current maturities                                   792                          169
                                                                          ----------------------       ----------------------
         Total liabilities                                                              380,909                      339,315

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized; no shares
     issued and outstanding                                                                   -                            -
   Common stock, no par value; 500,000 shares authorized; 182,657 and
     167,768 shares issued and outstanding at December 31, 2002 and
     March 31, 2002, respectively                                                       437,508                      279,924
   Additional paid-in capital                                                            74,339                       64,665
   Deferred compensation                                                                (21,831)                     (19,652)
   Accumulated other comprehensive loss, net of tax (NOTE 6)                               (299)                      (6,061)
   Retained earnings                                                                     74,460                       70,809
                                                                          ----------------------       ----------------------
         Total shareholders' equity                                                     564,177                      389,685
                                                                          ----------------------       ----------------------

         Total liabilities and shareholders' equity                                $    945,086                $     729,000
                                                                          ======================       ======================

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      RF MICRO DEVICES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                      (Unaudited)
                                                                                                  NINE MONTHS ENDED
                                                                                      DECEMBER 31,               DECEMBER 31,
                                                                                          2002                      2001
                                                                                   --------------------    -----------------
Cash flows from operating activities:
Net income (loss)                                                                          $      3,651         ($    23,353)
Adjustments  to reconcile  net (loss)  income to net cash  provided by operating activities:
     Depreciation                                                                                30,673               25,902
     Amortization                                                                                 7,683                5,100
     Loss on disposal of equipment and long-term investment                                       1,166                  458
     Acquired in-process research and development                                                10,500                    -
     Impairment on long-lived assets                                                                  -                6,801
     Tax benefit from exercise of employee stock options                                              -                7,441
     Currency Translation                                                                           (81)                   -
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                                (5,787)              (6,458)
         Inventories                                                                            (24,047)              32,070
         Recoverable income taxes and deferred tax assets                                         4,545               (1,148)
         Other assets                                                                               297               (3,385)
         Accounts payable and accrued liabilities                                                16,378               10,909
         Other liabilities                                                                       (2,192)               8,875
                                                                                   --------------------    -----------------
Net cash provided by operating activities                                                        42,786               63,212

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                                      (121,129)             (43,281)
     Proceeds from maturities of securities held-to-maturity                                         -                17,950
     Proceeds from maturities of securities available for sale                                  277,059               84,086
     Purchase of securities available for sale                                                 (192,723)            (256,761)
     Purchase of other investments, net                                                         (30,000)                   -
     Purchase of businesses, net of cash (paid)received                                          27,737              (17,838)
     Purchase of technology license                                                                   -                 (130)
                                                                                   --------------------    -----------------
Net cash used in investing activities                                                           (39,056)            (215,974)

Cash flows from financing activities:
     Proceeds from exercise of options and employee stock purchases                               2,938                8,344
     Repayment of capital lease obligations                                                      (2,971)              (3,714)
                                                                                   --------------------    -----------------
Net cash (used in) provided by financing activities                                                 (33)               4,630
                                                                                   --------------------    -----------------

Net increase (decrease) in cash and cash equivalents                                              3,697             (148,132)
Effect of exchange rate changes on cash                                                              30                    -
Cash and cash equivalents at the beginning of the period                                        157,648              266,076
                                                                                   --------------------    -----------------
Cash and cash equivalents at the end of the period                                         $    161,375          $   117,944
                                                                                   ====================    =================

Non-cash investing and financing activities:
   Stock issued in connection with business combinations, net of cash received             $    133,019          $    22,114
   Jazz investment payable                                                                 $     30,000          $         -
   Change in fair value of cash flow hedge, net of tax                                    ($      1,752)        ($     4,655)
   Issuance of restricted stock as deferred compensation                                   $      5,604          $     7,046
   Available-for-sale investment equity change, net of tax                                ($        316)         $        90
   Currency translation change, net of tax                                                 $         75          $         -

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2002 amounts have been reclassified to conform to fiscal 2003 presentation. These reclassifications had no effect on net (loss) income or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31; however, in this report the Company's fiscal year is described as ending on March 31 and the first, second, and third quarters of each fiscal year are described as ending June 30, September 30 and December 31, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       BUSINESS COMBINATION

ACQUISITION OF RESONEXT COMMUNICATIONS, INC.
On December 19, 2002, the Company completed the acquisition of Resonext Communications, Inc., a privately held company providing, highly integrated silicon complementary metal-oxide-semiconductor (CMOS) wireless local area network (WLAN) solutions for 802.11a and multi-band (802.11a/b/g) platforms. The acquisition of Resonext expands the Company's total addressable market and is expected to complement the Company's growing presence in 802.11b products. Resonext provides highly integrated two-chip CMOS solutions for 5GHz and dual band WLAN platforms.

Pursuant to an Agreement and Plan of Merger and Reorganization, dated as of October 15, 2002 and amended as of November 21, 2002, between the Company and Resonext (the "Agreement"), the Company agreed to issue $133.0 million in common stock, subject to a collar on RF Micro's stock prices between $6.00 and $9.50 per share, for all the outstanding shares of capital stock of Resonext, including shares issuable upon exercise of outstanding warrants and employee stock options. Based on the Agreement, the Company's stock was valued at $9.50 per share for the purpose of calculating the number of shares to be issued in this transaction, as determined by a trailing 20-trading day average price and a collar on the Company's stock price of between $6.00 and $9.50 per share. The Company issued 13,339,885 shares of common stock for all of the outstanding shares of capital stock of Resonext. The Company reserved an additional 660,115 shares for issuance upon exercise of outstanding Resonext warrants and employee stock options. Of the 13.3 million shares issued at the closing, 1.4 million shares were placed in escrow to secure certain indemnification obligations of the former Resonext stockholders for a period of one year.

The acquisition was accounted for in accordance with the Statement of Financial Accounting Standard No. 141 "Business Combinations" (SFAS 141). The results of operations of Resonext have been included in the consolidated financial results of the Company since the date of acquisition. There are no significant differences between the accounting policies of the Company and Resonext.

The aggregate purchase price value of the Resonext acquisition determined in accordance with SFAS 141 was $160.8 million, including a total of 14.0 million shares of common stock and replacement stock options and warrants valued at $158.8 million and $2.0 million of incurred transaction related fees. The value of the 13.3 million common shares issued at closing was determined based on a measurement date of November 29, 2002 in accordance with Emerging Issues Task Force Issue No. 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination" (EITF 99-12). The value of the Company's common shares for the purpose of determining its purchase price was $11.67 and was calculated based on the average of the closing prices of the Company's common stock in the period from the three trading days prior to, including and subsequent to the measurement date. The remaining 0.7 million options and warrants were valued based on the fair value estimated at the measurement date using a Black-Scholes option pricing model. The values assigned to these common shares, options and warrants were adjusted for the outstanding unvested options and shares related to future service, which was recorded as deferred compensation in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). The purchase price adjustment was based on the intrinsic value of the unvested options and shares which was determined by the difference between the value of the Company's common stock on the date of consummation and the exercise price of such options and warrants.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       BUSINESS COMBINATIONS (CONTINUED)

The total purchase price components are as follows (in thousands):

          Common stock issued                             $ 155,676
          Value of options and warrants                       6,697
          Unvested equity compensation                       (3,657)
                                                      --------------
               Total stock, options and warrants          $ 158,716
          Transaction costs projected                         2,040
                                                      --------------
               Total purchase price                       $ 160,756
                                                      ==============

The total purchase price of $160.8 million was allocated to the assets acquired and liabilities assumed based on their fair values as determined by a preliminary independent appraisal as of December 19,2002, as follows (in thousands):

          Total purchase price                                      $ 160,756
                                                              ================

          Current assets, including cash of $27.7 million           $  28,420
          Property, plant and equipment                                 2,398
          Other assets                                                    157
          Identifiable intangible assets:
               Core technology                                         45,100
               In-process research & development                       10,500
               Developed technology                                     2,500
               Customer contracts                                         300
                                                              ----------------
                   Total assets acquired                            $  89,375
                                                              ================

          Current liabilities                                       $   1,897
          Long-term debt                                                1,701
                                                              ----------------
                  Total liabilities assumed                         $   3,598
                                                              ================

          Resulting goodwill                                        $  74,979
                                                              ================

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       BUSINESS COMBINATIONS (CONTINUED)

Of the $58.4 million of acquired identifiable intangible assets, $45.1 million represents the value of acquired core technology; $2.5 million represents the value of acquired developed technology; $10.5 million represents the value of in-process research and development cost that has no alternative future use; and $0.3 million represents the value of customer contracts. The core and developed technology assets acquired are being amortized over their estimated useful lives of four and ten years, respectively. The acquired in-process research and development with no alternative future use was charged to expense at the acquisition date (NOTE 7) in accordance with SFAS 142. The remaining customer contract value will be amortized over the estimated useful life of one year.

The $75.0 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with SFAS 142, the goodwill is not being amortized and will be evaluated for impairment on an annual basis. Of the total amount of goodwill, none is expected to be deductible for federal income tax purposes.

PRO FORMA CONSOLIDATED FINANCIAL DATA
The following unaudited pro forma consolidated financial information reflects the results of operations for the periods ended December 31, 2002 and December 31, 2001 as if the acquisition of Resonext's operations had occurred on March 31, 2002 and 2001, respectively (in thousands).

                                                         Three Months Ended                      Nine Months Ended
                                                 ------------------------------------   ------------------------------------
                                                  Dec. 31, 2002      Dec. 31, 2001        Dec. 31, 2002     Dec. 31, 2001
                                                 -----------------  -----------------   ------------------ -----------------
Revenue                                               $ 145,813        $  100,551          $    369,490        $   268,874
Net loss                                             ($  11,786)      ($    2,140)        ($     16,324)      ($    40,911)
Net loss per share:
     Basic                                           ($    0.06)      ($     0.01)        ($       0.09)      ($      0.23)
     Diluted                                         ($    0.06)      ($     0.01)        ($       0.09)      ($      0.23)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on March 31, 2002 and 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3.       NET (LOSS) INCOME PER SHARE

The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):


                                                     THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                        DECEMBER 31,                                DECEMBER 31,
                                            -------------------------------------       -------------------------------------
                                                  2002                2001                   2002                 2001
                                            -----------------    ----------------       ---------------     -----------------
Numerator for basic and diluted net
(loss) income per share:
         Net (loss) income                       ($    5,183)        $   3,501             $   3,651            ($  23,353)
                                            =================    ================       ===============     =================

Denominator for basic net (loss) income
per share - weighted average shares                  170,642           166,439               169,048               165,292

Effect of dilutive securities:
         Stock options and warrants                        -             9,320                 5,704                     -
                                            -----------------    ----------------       ---------------     -----------------

Denominator for diluted net (loss) income
per share - adjusted weighted average
shares and assumed conversions                       170,642           175,759               174,752               165,292


         Basic net (loss) income per share       ($     0.03)        $    0.02             $    0.02            ($    0.14)
                                            =================    ================       ===============     =================
         Diluted net (loss) income per
         share                                   ($     0.03)        $    0.02             $    0.02            ($    0.14)
                                            =================    ================       ===============     =================


In the computation of diluted net income per share for the three months ended December 31, 2001 and the nine months ended December 31, 2002, outstanding stock options to purchase approximately 3.0 million shares and 12.1 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three months ended December 31, 2002 and the nine months ended December 31, 2001, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted net income (loss) per share for three months and nine months ended December 31, 2002 and 2001 similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive. The notes are convertible at a price of $45.09 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $35.50.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


4.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                            DECEMBER 31,            MARCH 31,
                                                2002                  2002
                                         ----------------     ------------------
         Raw materials                    $   14,639             $   16,263
         Work in process                      37,513                 26,136
         Finished goods                       33,328                 21,528
                                         ----------------     ------------------
                                              85,480                 63,927
         Inventory reserve                   (22,468)               (25,193)
                                         ----------------     ------------------
                  Total inventories       $   63,012             $   38,734
                                         ================     ==================



5.       INTANGIBLES AND GOODWILL

In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets" and is intended to result in the provision of more meaningful information about intangible assets. In addition, SFAS 142 eliminates amortization of goodwill and instead requires that it be tested for impairment at least annually and whenever events indicate that impairment may have occurred. Beginning in fiscal 2003, the Company will perform an annual impairment review during the fourth quarter of each year or more frequently if the Company believes indicators of impairment exist.

The Company adopted SFAS 142 in fiscal 2002 for all goodwill and intangible assets acquired during and after fiscal 2002. This includes the acquisitions of RF Nitro Communications, Inc., the global positioning system (GPS) development operation of International Business Machines Corp. (IBM), and the Company's acquisition of Resonext. The Company adopted SFAS 142 for existing intangible assets in the first quarter of fiscal 2003. The adoption of SFAS 142 did not have a significant impact on the Company's consolidated financial position and results of operations or cash flows.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


5.       INTANGIBLES AND GOODWILL (CONTINUED)

Intangibles consist primarily of technology licenses and assets resulting from business acquisitions. License costs are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from five to 20 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from one to 10 years (NOTE 2). The following summarizes certain information regarding gross carrying amounts and amortization of costs of intangibles (in thousands):

                                                       December 31, 2002                          March 31, 2002
                                              -------------------------------------    -------------------------------------
                                              Gross Carrying        Accumulated        Gross Carrying       Accumulated
                                                  Amount            Amortization            Amount          Amortization
                                              ----------------    -----------------    -----------------   ----------------
Intangible Assets:
    Technology licenses                          $  11,980           $    3,074            $  11,980          $   2,503
    Acquired   product   technology   and
    other                                           50,580                1,190                2,680                403
                                              ----------------    -----------------    -----------------    ----------------
    Total                                        $  62,560           $    4,264            $  14,660          $   2,906
                                              ================    =================    =================    ================



6.       OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains on marketable securities, foreign currency translation adjustments and the change in fair value of a cash flow hedge related to the Company's synthetic lease. This amount is included as a separate component of shareholders' equity. The components of comprehensive income
(loss), net of tax, are as follows for the periods presented (in thousands):



                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       DECEMBER 31,                           DECEMBER 31,
                                              -------------------------------     -------------------------------------
                                                     2002             2001              2002               2001
                                              -------------    --------------     ---------------    ------------------
Net (loss) income                                 ($ 5,183)         $  3,501          $  3,651        ($  23,353)
Comprehensive income (loss):
Change in fair value of cash flow hedge                521             1,032            (1,752)           (4,655)
Reclassification of realized loss on cash
   flow hedge                                        7,755                --             7,755                --
Unrealized gains on
   marketable securities                                10              (336)             (316)               90
Realized gain adjustment                                                  (6)                                212
Foreign currency                                        37                --                75                --
                                              -------------    --------------     ---------------    ------------------
Comprehensive income (loss)                        $ 3,140          $  4,191          $  9,413        ($  27,706)
                                              =============    ==============     ===============    ==================


RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


7.       OTHER OPERATING EXPENSES

Other operating expenses for fiscal 2003 include approximately five months of costs associated with our test, tape and reel facility in Beijing, China and an acquired in-process research and development charge of $10.5 million related to the Resonext acquisition in the third quarter of fiscal 2003.

The in-process research and development was charged to expense in accordance with SFAS 141 which specifies that the amount assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date.

The China facility's start-up costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The operating costs of the Beijing facility transitioned to cost of goods sold in September once the facility was qualified for production and economic value was obtained. The prior year results included start-up costs associated with our second wafer fabrication facility in Greensboro, North Carolina, which qualified for production in the third quarter of fiscal 2002. Accordingly, associated expenses transitioned from other operating expenses to cost of goods sold during that quarter.


8.       IMPAIRMENT OF LONG-LIVED ASSETS

On  April 1,  2002,  the  Company  adopted  Statement  of  Financial  Accounting
Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121), and establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS 121. Adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows. During the quarter ended June 30, 2001, the Company recognized an impairment charge totaling $6.8 million related to assets to be held and used, as well as to assets to be disposed of, which is presented on the consolidated statements of operations as "Impairment of long-lived assets."

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


8.       IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

The Company's management additionally made a decision during the quarter ended June 30, 2001 to outsource module production packaging and transition the Company's packaging line to a dedicated research and development (R&D) facility, which resulted in a $4.0 million asset impairment charge. As a result of the transition to an R&D facility, the Company identified certain excess capacity and determined that the estimated future cash flows for an R&D line did not support the carrying value of the assets related to the full capacity initially invested by the Company. The impaired assets are module assembly packaging
equipment  for  surface  mount  devices,  die  attach,   wire-bond  and  molding
processes. The fair market value of these assets was estimated based on the historical selling prices for used equipment of a similar type, and the carrying values were adjusted accordingly. The asset impairment charge for the transition to an R&D facility was classified as "Assets to be Held and Used."


9.       INCOME TAXES

Income tax expense for the third quarter of fiscal 2003 was $0.06 million and $0.13 million for the nine months ended December 31, 2002, representing foreign income taxes on international operations. The Company's effective tax benefit for the third quarter of fiscal 2003 was 0.0%, compared to a 14.0% effective tax rate for the third quarter of fiscal 2002. The Company's effective tax rate was 3.4% for the nine months ended December 31, 2002 compared to a 15.5% effective tax benefit for the same period ended December 31, 2001. The Company's overall tax rate for the fiscal years ending 2003 and 2002 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At December 31, 2002, the Company had outstanding net operating loss carryforwards (NOLs) for domestic tax purposes of approximately $61.9 million. The federal NOLs will expire in years 2022 and 2023, and state losses will expire in years 2009-2022, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with the close of the Resonext acquisition. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $29.6 million related to domestic operating losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized. This review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


10.      COMMITMENTS

JAZZ SEMICONDUCTOR STRATEGIC RELATIONSHIP
On October 15, 2002, the Company entered into a strategic relationship with Jazz Semiconductor, Inc. (Jazz), a privately-held, radio frequency (RF) and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, the Company obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. In addition, the Company will collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon radio frequency integrated circuits (RFICs). As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, $30.0 million of which was invested in October 2002 and $30.0 million of which is payable in the third quarter of fiscal 2004. The investment represents a minority interest in Jazz operations, and the Company has one seat on the board of directors out of nine; however, the Company will not have the ability to exercise significant influence in the management of Jazz operations. This investment will be carried at its original cost and accounted for using the cost method of accounting for investments in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

STRATEGIC ALLIANCE WITH AGERE
The Company entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.0 million had been invested as of December 31, 2002. The alliance was designed to provide the Company a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. The Company is engaged in discussions with Agere regarding the terms of its alliance with Agere and the effect of this potential sale. The Company cannot predict the outcome of these discussions or what form the alliance will take in the future but currently does not believe that these developments will have a material adverse effect on the Company's business, financial condition or results of operations.

SYNTHETIC LEASE
In August 1999, as modified effective December 1999 and August 2001, the Company entered into a $100.0 million synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. On November 19, 2002, the Company retired the remaining amount of the synthetic lease, and purchased the underlying assets for $84.5 million, with available cash on hand. As a result, the Company's interest rate swap cash flow hedge, which was recorded on the Company's balance sheet at its fair value of $8.3 million at September 30, 2002, was no longer eligible for hedge accounting and was removed from the Company's balance sheet as of December 31, 2002. The amount retired for the interest rate swap was $7.8 million and was settled on November 21, 2002. The retirement of the interest rate swap was recognized as a loss for financial reporting purposes on the Company's consolidated statements of operations for the third quarter ended December 31, 2002 and was included as an expense in other income (expense).

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and the Company will adopt SFAS 146 prospectively. The Company does not anticipate that adoption of SFAS 146 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, " Acquisitions of Certain Financial Institutions- An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 is an industry specific standard and is not applicable to the Company; therefore, it will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions in SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company will adopt the interim financial reporting for interim periods beginning after December 15, 2002. The Company does not believe that adoption of SFAS 148 will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

     o The risks associated with the operation of our molecular beam epitaxy, the operation of our test, tape and reel facilities, both foreign and domestic, and the operation of our wafer fabrication facilities;

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

     o    Dependence on third parties;

     o The risks arising from currency fluctuations, tariffs, trade barriers, taxes and export license requirements associated with our foreign operations; and

     o The risks associated with integration of acquired companies, including the risk that we may not realize expected synergies from our business combinations.



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

RESULTS OF OPERATIONS

The  following  table  sets  forth  our  unaudited   consolidated  statement  of
operations data expressed as a percentage of total revenue for the periods indicated:

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         DECEMBER 31,                            DECEMBER 31,
                                               ----------------------------------     -----------------------------------
                                                   2002                2001               2002                2001
                                               --------------     ---------------     --------------     ----------------
Revenue                                              100.0%             100.0%              100.0%             100.0%

Operating costs and expenses
         Cost of goods sold                           62.7               61.3                61.6               70.5
         Research and development                     16.8               19.0                19.0               19.4
         Marketing and selling                         6.2                7.4                 7.1                7.7
         General and administrative                    3.2                3.9                 3.7                4.0
         Other operating expenses                      7.2                2.5                 3.2                5.0
         Impairment of long-lived assets                 -                  -                   -                2.5
                                               --------------     ---------------     --------------     ----------------
Total operating costs and expenses                    96.1               94.1                94.6              109.1

Income (loss) from operations                          3.9                5.9                 5.4               (9.1)

Interest income                                        0.8                2.6                 1.3                3.7
Interest expense                                      (8.2)              (4.4)               (5.7)              (4.7)
Other, net                                            (0.1)                 -                   -               (0.2)
                                               --------------     ---------------     --------------     ----------------
Income (loss) before income taxes                     (3.6)               4.1                 1.0              (10.3)
Income tax (benefit) expense                             -               (0.6)                  -                1.6
                                               --------------     ---------------     --------------     ----------------
Net income (loss)                                     (3.6)%              3.5%                1.0%              (8.7)%
                                               ==============     ===============     ==============     ================

REVENUE
Revenue for the third quarter of fiscal 2003 increased 45.0% to $145.8 million, compared to $100.6 million for the same quarter in fiscal 2002. For the nine months ended December 31, 2002, revenue increased 37.4% to $369.5 million, compared to $268.9 million for the same period in fiscal 2002. The increases in year over year were due primarily to strong growth in power amplifier and small signal sales in response to demand from the handset manufacturers and product revenue diversification in wireless local area network (WLAN). WLAN revenue in the third quarter of fiscal 2003 increased to $9.7 million compared to $0.3 million in the same quarter of fiscal 2002. WLAN revenue increased to $23.6 million in the nine months ended December 31, 2002 compared to $1.0 million for the nine months ended December 31, 2001. We continue to pursue and diversfy revenue gains in high growth non-handset businesses such as WLAN. On December 19, 2002, we completed the acquisition of Resonext Communications, Inc.
(Resonext), a privately held company providing highly integrated silicon complementary metal-oxide-semiconductor (CMOS) wireless local area network
(WLAN) solutions for 802.11a and multi-band (802.11a/b/g) platforms. The acquisition of Resonext expands our total addressable market and is expected to complement our growing presence in 802.11b products.

Revenues increased year over year despite continued pressure on average selling prices for modules and microwave monolithic integrated circuits (MMICs).

International shipments were $121.7 million and accounted for 83.5% of revenue in the third quarter of fiscal 2003, compared to $72.8 million, or 72.4% of revenue, in the third quarter of fiscal 2002. For the nine months ended December 31, 2002 international shipments were $290.6 million, or 78.6% of revenue, up from $183.7 million, or 68.3% of revenue, for the nine months ended December 31, 2001. Sales to customers located in Asia totaled $87.4 million, or 59.9% of revenue, for the third quarter of fiscal 2003, compared to $52.2 million, or 51.9% of revenue, for the third quarter of fiscal 2002. Year-to-date shipments to Asia totaled $195.4 million, or 52.9% of revenue, in fiscal 2003 and $139.1 million, or 51.7% of revenue, in fiscal 2002. The establishment of our sales and customer support centers in Taipei, Taiwan and Seoul, South Korea has contributed to our absolute sales dollar increase in the Asian markets.

GROSS PROFIT
Gross profit for the three months ended December 31, 2002 increased to $54.4 million, or 37.3% of revenue, compared to $38.9 million, or 38.7% of revenue, in the third quarter of the prior year. For the nine months ended December 31, 2002, gross profit increased to $141.9 million, or 38.4% of revenue, compared to $79.4 million, or 29.5% of revenue, for the same period ended December 31, 2001. For the three months ended December 31, 2001, gross profit absolute dollar increases was primarily attributable to sales growth. The nine months ended December 31, 2002 increases in gross profit were primarily attributable to increased unit volume and capacity utilization, favorable production yields and the absence of an adjustment to inventory reserves of $15.3 million recorded in the first quarter of fiscal 2002 due to an anticipated reduction in sales of MMICs, which declined in fiscal 2003. Fiscal 2003 gross profit percentages were adversely impacted by the shift in product mix to modules, which have a lower overall average gross profit, than MMICs. Module sales for the three months ended December 31, 2002 represented 62% of our revenue compared to 43% for the three month ended December 31, 2001. For the nine months ended December 31, 2002, module revenue represented 55% of revenue compared to 40% for the same period ended December 31, 2001.

We have historically experienced significant fluctuations in gross profit margins, which have caused fluctuations in our quarterly operating results, and we cannot be certain operating results will not be similarly affected in the future. Our test, tape and reel facility in Beijing, China transitioned from other operating expenses to cost of goods sold during September 2002 once the facility was qualified for production and economic value was obtained. We expect continued downward pressure on margins due to a decline in average selling prices and the shift in product mix to modules from MMICs. Management believes this decline can be mitigated by continued cost reduction efforts including converting our second four-inch GaAs HBT wafer fabrication facility into a six-inch facility, higher levels of product integration, yield improvement plans and increased capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses in the third quarter of fiscal 2003 were $24.4 million, or 16.8% of revenue, compared to $19.1 million, or 19.0% of revenue, for the three months ended December 31, 2001. For the nine months ended December 31, 2002, research and development expenses were $70.0 million, or 19.0% of revenue, compared to $52.0 million, or 19.4% of revenue, for the same period in fiscal 2002. The increases year over year were primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. Spending on development wafers, mask sets and prototyping also increased as a result of continued module development and associated work on cost reductions and yield improvement techniques. During the end of the third quarter of fiscal 2002, we acquired RF Nitro Communications, Inc. (RF Nitro), a privately-held company focused on the commercialization of gallium nitride
(GaN). We also acquired the global positioning system (GPS) development operation of International Business Machines Corp. (IBM), which provided us with advanced GPS technology and access to IBM's chipscale packaging technology. The RF Nitro and GPS acquisitions contributed to the increased headcount and related personnel expense year over year and resulted in additional amortization expense from the acquired intangible assets. On December 19, 2002, we acquired Resonext, which is expected to increase expenses in future periods. The acquisition of Resonext expands our total addressable market and is expected to complement our growing presence in 802.11b products. We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the third quarter of fiscal 2003 were $9.1 million, compared to $7.5 million for the third quarter of fiscal 2002. For the nine months ended December 31, 2002, marketing and selling expenses increased to $26.2 million, compared to $20.8 million for the nine months ended December 31, 2001. The absolute dollar increases year over year in fiscal 2003 compared to fiscal 2002 were primarily attributable to increased headcount, related personnel expenses including salaries, benefits, and equipment, and increased sales commissions associated with the increase in revenue. The RF Nitro and GPS acquisitions contributed slightly to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. Marketing and selling expenses as a percentage of revenue were 6.2% and 7.4% for the three months ended December 31, 2002 and 2001, respectively, and 7.1% and 7.7% for the nine months ended December 31, 2002 and 2001, respectively. The decrease as a percentage of revenues year over year in fiscal 2003 compared to fiscal 2002 is attributable to shifts in revenue from third party commission-based accounts to in-house accounts. The Resonext acquisition is expected to increase expenses in future periods. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended December 31, 2002 were $4.7 million, or 3.2% of revenue, compared to $3.9 million, or 3.9% of revenue, for the quarter ended December 31, 2001. For the nine months ended December 31, 2002, general and administrative expenses were $13.6 million, or 3.7% of revenue, compared to $10.6 million, or 4.0% of revenue, in the same period of fiscal 2002. The year over year increases in absolute dollars were primarily due to increased headcount and related personnel expenses including salaries, benefits, and equipment. Other increases in fiscal 2003 included recruiting expenses related to the appointment of two new board members, bank charges for letters of credit expenses related to the expansion in Asian markets, and insurance premiums. We expect increases in absolute dollars in future periods.

OTHER OPERATING EXPENSE
Other operating expenses for the third quarter of fiscal 2003 were $10.5 million, compared to $2.6 million in the prior year. For the nine months ended December 31, 2002, other operating expenses were $11.9 million, compared to $13.6 million for the same period in fiscal 2002. The third quarter increase in absolute dollar and as a percentage of revenue resulted from a charge for acquired in-process research and development which the valuation firm evaluated no alternative future use for. The year over year decreases in fiscal 2003 from fiscal 2002 were primarily attributable to start-up costs associated with our second wafer fabrication facility in Greensboro, North Carolina, which were incurred in the first and second quarters of fiscal 2002. The second wafer fabrication facility qualified for production in the third quarter of fiscal 2002. Accordingly, associated expenses transitioned from other operating expenses to cost of goods sold during that quarter. Fiscal 2003 included start-up costs associated with our test, tape and reel facility in Beijing, China through August 2002. The operating costs of the Beijing facility transitioned to cost of goods sold during the last month of the second quarter once the facility was qualified for production and economic value was obtained. These initial other operating costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

INTEREST INCOME
For the quarter ended December 31, 2002, interest income was $1.2 million, compared to $2.6 million for the same quarter for the prior year. Interest income for the nine months ended December 31, 2002 and 2001 was $4.7 million and $10.0 million, respectively. Interest income decreased due to lower prevailing interest rates driven by the Federal Reserve cuts to the federal funds rate and lower cash and investment balances.

INTEREST EXPENSE
Interest expense was $12.0 million for the three months ended December 31, 2002, compared to $4.5 million for the third quarter of the prior year. Interest expense for the nine months ended December 31, 2002 and 2001 was $20.9 million and $12.7 million, respectively. The third quarter increase in fiscal 2003 resulted from the retirement of an interest rate swap for $7.8 million. In fiscal 2001, we entered into an interest rate swap cash flow hedge to reduce the impact of interest rate changes under our synthetic lease on our results of operations. We paid off the synthetic lease and acquired the assets in the third quarter of fiscal 2003 and as a result, our interest rate swap cash flow hedge was no longer eligible for hedge accounting and we elected to pay the swap off. The year over year increase in interest expense was primarily due to the interest rate swap that modified the interest characteristics of our synthetic lease from a variable to a fixed rate. Interest expense is expected to decrease in future periods as a result of the retirement of the interest rate swap agreement.

INCOME TAX
Income tax expense for the third quarter of fiscal 2003 was $0.06 million and $0.13 million for the nine months ended December 31, 2002, representing foreign income taxes on international operations. Our effective tax benefit for the third quarter of fiscal 2003 was 0%, compared to a 14.0% effective tax rate for the third quarter of fiscal 2002. Our effective tax rate was 3.4% for the nine months ended December 31, 2002 compared to a 15.5% effective tax benefit for the same period in fiscal 2002. The overall tax rate for the three months and nine months ended December 31, 2002 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our fiscal 2002 overall tax rate differed from the statutory rate due to the non-recognition of the US tax benefits on the domestic net operating losses, differences between book and tax treatment of certain expenditures, and rate differences on foreign transactions.

At December 31, 2002, we had outstanding net operating loss carryforwards (NOLs) for domestic tax purposes of approximately $61.9 million. The federal NOLs will expire in years 2022 and 2023, and state losses will expire in years 2009-2022, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with the close of the Resonext acquisition. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $29.6 million related to domestic operating losses has been established since it is more likely than not that some portion of the deferred tax assets will not be realized. This review, along with the timing of the reversal of our temporary differences and the expiration dates of the NOLs, were considered in reaching this conclusion.



LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and cash from operations. Through public and Rule 144A securities offerings, we have raised approximately $462.0 million, net of offering expenses. As of December 31, 2002, our working capital was $317.0 million, including $161.4 million in cash and cash equivalents, compared to working capital at March 31, 2002 of $421.1 million.

Operating activities for the first nine months of fiscal 2003 generated $42.8 million in cash, compared to $63.2 million in the first nine months of fiscal 2002. This year over year decrease was primarily attributable to cash used of $24.0 million due to a planned inventory build-up of certain products to facilitate meeting forecasted demand and delivery schedules, and in-transit inventory required to stock the production line at our test, tape and reel facility in Beijing, China. In comparison, cash provided by changes in inventories in the first nine months of fiscal 2002 was $32.0 million, which included a $15.3 million inventory reserve adjustment. The year over year decrease in cash provided by changes in inventories was partially offset by an increase in net income of $27.0 million. Adjustments to reconcile net income
(loss) for non-cash operating items increased cash provided from operating activities by $4.2 million year over year due primarily to the acquired in-process research and development cost with no alternative future benefit related to the Resonext acquisition.

Net cash used in investing activities for the nine months ended December 31, 2002 was $39.0 million, compared to $216.0 million in the prior year. The year over year decrease in cash used was primarily attributable to higher proceeds from maturities of securities available-for-sale of $277.1 million compared to $84.0 million in fiscal 2002. The decrease in cash used was positively impacted by cash of $27.7 million provided by the purchase of Resonext in fiscal 2003, which offset cash used of $17.8 million in fiscal 2002 for the RF Nitro and GPS acquisitions. We purchased capital equipment in fiscal 2003 of $121.1 million, which included the buyout of the synthetic lease assets for $84.5 million. This is compared to $43.3 million in capital equipment and leasehold improvement expenditures in fiscal 2002.

Net cash used by financing activities for the nine months ended December 31, 2002 was $0.03 million, compared to cash provided of $4.6 million for the nine months ended December 31, 2001. This decrease is attributable to a reduction in net proceeds from the exercise of options and employee stock purchases from $8.3 million in fiscal 2002 to $2.9 million in fiscal 2003.

COMMITMENTS
STRATEGIC RELATIONSHIP WITH JAZZ SEMICONDUCTOR. We entered into a strategic relationship with Jazz Semiconductor (Jazz) in October 2002, pursuant to which we agreed to invest approximately $60.0 million in Jazz. We transferred $30.0 million in cash in the third quarter of fiscal 2003 and expect to pay the remaining $30.0 million in the third quarter of fiscal 2004. We currently have sufficient liquidity to pay the remaining $30.0 million.

STRATEGIC ALLIANCE WITH AGERE SYSTEMS, INC. We entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.0 million had been invested as of December 31, 2002. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We are engaged in discussions with Agere regarding the terms of our alliance and the effect of this potential sale. We cannot predict the outcome of these discussions or what form the alliance will take in the future, but our management currently does not believe that these developments will have a material adverse effect on our business, financial condition or results of operations.

SYNTHETIC LEASE In August 1999, as modified  effective  December 1999 and August
2001, we entered into a $100.0 million synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. On November 19, 2002, the Company retired the remaining amount of the synthetic lease, and purchased the underlying assets for $84.5 million, with available cash on hand.

In fiscal 2001, we entered into an interest rate swap cash flow hedge to reduce the impact of interest rate changes under the lease on our results of operations. The derivative financial instrument was recorded on our balance sheet at its fair value of $8.3 million based on the valuation of an outside firm as of September 30, 2002, and was included in other long-term liabilities and accumulated other comprehensive loss. After the retirement of the synthetic lease, the swap was no longer eligible for hedge accounting and was removed from our balance sheet as of December 31, 2002. The retired amount of the interest rate swap was $7.8 million and was settled on November 21, 2002.

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

CAPITAL COMMITMENTS At December 31, 2002, we had long-term capital commitments of approximately $6.4 million, consisting of approximately $2.2 million for equipment in our second wafer fabrication facility, $1.7 million for our molecular beam epitaxy (MBE) facility, $1.2 million for equipment in our test, tape and reel facility in Greensboro, North Carolina, and the remainder for general corporate requirements.

FUTURE SOURCES OF FUNDING
We expect to fund our commitments through a combination of cash on hand, capital leases and other forms of financing. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from the combination of the debt offering in the second quarter of fiscal 2001 and cash from operations during fiscal 2003. However, if existing resources and cash from operations are not sufficient to meet our future requirements, or if we perceive favorable opportunities, we may seek additional debt or equity financing or additional credit facilities. We filed a $500.0 million shelf registration statement with the Securities and Exchange Commission providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights. We do not have any current plans to issue any securities under this registration statement. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

RELATED PARTY TRANSACTIONS
During the nine months ended December 31, 2002, we used an airplane owned by Adelaide Limited, LLC (Adelaide). William J. Pratt, a member of the Board of Directors and Chief Technical Officer, is the manager and sole member of Adelaide. We paid $0.1 million in connection with our use of the airplane. Management believes that the terms of these transactions were as favorable as could have been obtained from a non-affiliated entity. Management intends to continue to utilize this airplane.

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



PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities
On December 19, 2002, we issued an aggregate of 13,339,885 shares of common shares in exchange for all of the outstanding shares of capital stock of Resonext Communications Inc.. In addition, we reserved 600,115 shares for issuance upon exercise of outstanding warrants and options of Resonext. All of the common shares issued in this transaction were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(10) of the Securities Act and based on a fairness hearing conducted in accordance with the California General Corporation Law and the issuance of a permit by the State of California on December 17, 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          EXHIBIT NO.         DESCRIPTION OF EXHIBIT
          -----------         ----------------------

          2.1 Agreement and Plan of Merger and Reorganization between RF Micro Devices, Inc. and Resonext Communications, Inc., dated as of October 15, 2002 (the "Agreement"), and Amendment No. 1 to the Agreement dated as of November 21, 2002. (1)

          10.1 Amended and Restated Change in Control Agreement dated January 10, 2003, between RF Micro Devices, Inc., and Robert A. Bruggeworth. *


          99.1                Certification  of  Periodic  Report  by  Robert A.
                              Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2                Certification  of  Periodic  Report by  William A.
                              Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

          (1) Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed January 3, 2003.

          *  Executive compensation  plan or agreement.

(b) Reports on Form 8-K

During the quarter ended December 31, 2002, the Company filed the following reports on Form 8-K:

On November 26, 2002, a Form 8-K was filed to disclose pursuant to Item 5 that Robert A. Bruggeworth will succeed David A. Norbury as Chief Executive Officer in January 2003 and that we paid off the remaining amount of the synthetic lease, $84.5 million, with available cash on hand.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RF Micro Devices, Inc.
     Dated:  February 11, 2003

                                          /S/ WILLIAM A. PRIDDY, JR.
                                          --------------------------

                                            WILLIAM A. PRIDDY, JR.
                                  Vice President, Finance and Administration
                                         and Chief Financial Officer




    Dated:  February 11, 2003

                                             /S/ BARRY D. CHURCH
                                          --------------------------
                                               BARRY D. CHURCH
                                   Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Robert A. Bruggeworth, certify that:

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

     Dated:  February 11, 2003

                          /S/ ROBERT A. BRUGGEWORTH
                          ------------------------------
                            ROBERT A. BRUGGEWORTH
                    President and Chief Executive Officer

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

     Dated:  February 11, 2003

                          /S/ WILLIAM A. PRIDDY, JR.
                          ------------------------------
                             WILLIAM A. PRIDDY, JR.
                    Vice President, Finance and Administration
                          and Chief Financial Officer