Form 10-K
period 2003-03-29
RF MICRO DEVICES INC
filed 2003-06-16
CIK 911160

UNITED STATES

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

                    For the fiscal year ended March 29, 2003

                                       Or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]


The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant was approximately $1,053,214,367 as of September 28, 2002. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 184,241,106 shares of the registrant's common stock outstanding as of May 30, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part II of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2003 and has incorporated by reference into Part III of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2003 and portions of its proxy statement for its 2003 annual meeting of shareholders.

This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expect," "anticipate," "intend," "plan," "believe" and "estimate," and variations of such words and similar expressions, identify such forward-looking statements. OUR BUSINESS IS SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES, INCLUDING THE
FOLLOWING:

     o    VARIABILITY IN OPERATING RESULTS;

     o    THE RATE OF GROWTH AND DEVELOPMENT OF WIRELESS MARKETS;

     o    THE RISKS  ASSOCIATED WITH THE OPERATION OF OUR MOLECULAR BEAM EPITAXY
          (MBE) FACILITY, THE OPERATION OF OUR TEST AND TAPE AND REEL FACILITIES, BOTH FOREIGN AND DOMESTIC, AND THE OPERATION OF OUR WAFER FABRICATION FACILITIES;

     o OUR ABILITY TO MANAGE RAPID GROWTH AND TO ATTRACT AND RETAIN SKILLED PERSONNEL;

     o    VARIABILITY IN PRODUCTION YIELDS, RAW MATERIAL COSTS AND AVAILABILITY;

     o    DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS;

     o DEPENDENCE ON OUR GALLIUM ARSENIDE (GAAS) HETEROJUNCTION BIPOLAR TRANSISTOR (HBT) PRODUCTS;

     o ABILITY TO REDUCE COSTS AND IMPROVE MARGINS BY CONVERTING OUR SECOND FOUR-INCH GAAS HBT WAFER FABRICATION FACILITY INTO A SIX-INCH FACILITY, IMPROVING YIELDS, IMPLEMENTING INNOVATIVE TECHNOLOGIES AND INCREASING CAPACITY UTILIZATION;

     o    DEPENDENCE ON THIRD PARTIES;

     o OUR ABILITY TO BRING NEW PRODUCTS TO MARKET IN RESPONSE TO MARKET SHIFTS AND USE TECHNOLOGICAL INNOVATION TO LEAD THE INDUSTRY IN TIME-TO-MARKET FOR OUR PRODUCTS;

     o CURRENCY FLUCTUATIONS, TARIFFS, TRADE BARRIERS, TAXES AND EXPORT LICENSE REQUIREMENTS ASSOCIATED WITH OUR FOREIGN OPERATIONS; AND

     o OUR ABILITY TO INTEGRATE ACQUIRED COMPANIES, INCLUDING THE RISK THAT WE MAY NOT REALIZE EXPECTED SYNERGIES FROM OUR BUSINESS COMBINATIONS.

THESE AND OTHER RISKS AND UNCERTAINTIES, WHICH ARE ADDRESSED IN MORE DETAIL BELOW IN THE SECTION ENTITLED "BUSINESS - ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" AND IN OUR ANNUAL REPORT TO SHAREHOLDERS IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," COULD CAUSE OUR ACTUAL RESULTS AND DEVELOPMENTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY ANY OF THESE FORWARD-LOOKING STATEMENTS.

WE USE A 52- OR 53-WEEK FISCAL YEAR ENDING ON THE SATURDAY CLOSEST TO MARCH 31 OF EACH YEAR. FISCAL 2003 AND 2002 WERE 52-WEEK YEARS, AND FISCAL 2001 WAS A 53-WEEK YEAR. OUR OTHER FISCAL QUARTERS END ON THE SATURDAY CLOSEST TO JUNE 30, SEPTEMBER 30 AND DECEMBER 31 OF EACH YEAR. FOR PURPOSES OF THIS ANNUAL REPORT ON FORM 10-K, WE DESCRIBE EACH FISCAL YEAR AS HAVING ENDED ON MARCH 31 AND THE FIRST THREE QUARTERS OF EACH FISCAL YEAR ARE DESCRIBED AS HAVING ENDED ON JUNE 30, SEPTEMBER 30 AND DECEMBER 31.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

RF Micro Devices, Inc. was incorporated under the laws of North Carolina in 1991. We design, develop, manufacture and market proprietary radio frequency integrated circuits (RFICs) primarily for wireless communications products and applications. As such, we operate as a single business segment. We are a leading supplier of power amplifiers, one of the most critical radio frequency (RF) components in cellular phones. We are also the leading GaAs HBT manufacturer, which offers distinct advantages over other technologies for the manufacture of current and next-generation power amplifiers. Our products are included primarily in cellular phones, base stations, wireless local area networks (WLANs), cable television modems, and global positioning systems (GPS). The majority of our revenue is derived from sales of RFICs designed for cellular phones. We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. These integrated circuits perform the transmit and receive functions that are critical to the performance of wireless devices.

We design and manufacture products that are fabricated using multiple semiconductor process technologies. These technologies include aluminum gallium arsenide (AlGaAs) (also referred to as gallium arsenide (GaAs)), heterojunction bipolar transistor (HBT), GaAs metal-semiconductor field-effect transistor (MESFET), indium gallium phosphide (InGaP) HBT, silicon bipolar transistor, silicon complementary metal-oxide-semiconductor (CMOS), silicon BiCMOS
(integration of bi-polar transistors and CMOS), and silicon germanium (SiGe) BiCMOS. We are also actively developing integrated circuits utilizing gallium nitride (GaN) and GaAs pseudomorphic high electron mobility transistor (pHEMT) process technologies. Handset manufacturers try to maximize tradeoffs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements. We call this approach to business OPTIMUM TECHNOLOGY MATCHING(R).

Over the last two years, we have actively transitioned a large portion of our business from the manufacture of single chip PA microwave monolithic integrated circuits (MMICs) to more complex, highly integrated, multi-chip PA module products. During fiscal 2003, 59% of our revenue was derived from multi-chip power amplifier modules. Many of our module products combine integrated circuits fabricated under different process technologies. We believe our multi-chip modules provide the following advantages:

     o GREATER FUNCTIONALITY: Multi-chip modules enable us to combine integrated circuits fabricated under different semiconductor process technologies into a single product that performs more of the functions in a wireless device.

     o LOWER COSTS: Due to the integration of components within a single multi-chip module, our customers can reduce the size of their devices and simplify their manufacturing processes, which leads to reduced costs.

     o    HIGHER  PERFORMANCE:   Multi-chip  modules  provide  a  system-on-chip
          solution, which optimizes interfaces between components.

Our products are purchased by leading original equipment manufacturers (OEMs) such as Nokia Mobile Phones, Ltd., Motorola, Inc., Samsung Electronics Co., Ltd, Sagem, LG Electronics, Inc., Siemens, A.G., SKC Co., LTD, and Sony Ericsson Mobile Communications. In addition, our products are purchased by leading original design manufactures (ODMs) such as BenQ Corporation, Wavecom, S.A., Arima Communications Corporation, Curitel Communications, Inc. and its affliate Pantech, Inc., Compal Electronics, Inc. and Quanta Computer Inc. ODMs have emerged in recent years, particularly in Asian markets, and offer lower-cost wireless devices for resale by OEMs.

Our original GaAs HBT process technology was licensed to us by Northrup Grumman Space Technology (formerly TRW Space & Electronics, Inc.) (TRW) in 1996 to design and manufacture products for commercial wireless applications. The GaAs HBT and MBE patent rights expressly referenced in the license agreement expire at various times between March 2007 and July 2016. The license agreement provides that TRW will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with TRW any modifications or improvements that we make in the technology or the products developed therefrom, and to grant TRW a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement because of a default by either party, our rights to TRW's technologies would cease. We are continually improving our GaAs HBT processes and manufacture substantially all of our own GaAs HBT products at our wafer fabrication facilities.

During  fiscal  2003,  we  entered  into  a  strategic  relationship  with  Jazz
Semiconductor, Inc. (Jazz). Under the arrangement, we obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. In addition, we are collaborating with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon RFICs. The arrangement is expected to help us develop proprietary mixed-mode silicon technologies for our system-on-chip (SOC) integration roadmap.

INDUSTRY OVERVIEW

The wireless communications industry has grown rapidly over the past 20 years as a result of technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum. These factors have led to the emergence of competing wireless communications businesses, the expansion of wireless services into new markets such as China and India and the continuing development of new wireless applications and services. Higher data access speeds, multimedia capabilities, simultaneous access to multiple services and global roaming are now common features on wireless devices.

The wireless communications industry growth is being fueled by several sources. The availability and mass deployment of additional telecommunications standards (such as General Packet Radio Service (GPRS), Enhanced Data rates for GSM Evolution (EDGE), CDMA Next Generation (CDMA-1X), Wideband Code Division Multiple Access (WCDMA), IEEE 802.11 for WLANs and Bluetooth(R)) have increased the overall size of the market. New wireless products with improved features (such as phones with cameras, Bluetooth(R) peripherals, personal digital assistants (PDAs), Radio Personal Computer Memory Card International Association (PCMCIA) cards, and GPS) have contributed to the industry growth. In addition, the development of new communications services, such as public area "hot spots" that facilitate wireless internet connectivity through the use of WLANs has increased the demand for products. Moreover, technological advances throughout the entire supply chain have reduced barriers to entry and enabled broad access to entry level voice-only cellular phones. Although voice-only cellular phones initially were the primary end-use application for our products, we now supply products to rapidly growing segments in the wireless communications industry focused on data communication, including WLANs and 2.5G and 3G cellular handsets. The total available market for wireless terminals is anticipated to expand, as the industry moves to data-intensive applications such as multimedia messaging service (MMS), gaming and video. Higher data rate standards require higher functionality phones and in some cases the convergence of multiple standards, thereby promoting the development and manufacturing of new feature-enhanced personal wireless terminals. At the same time, lower-tier voice-only phones require low-cost, less complex optimized terminals that can be quickly brought to market.

The industry trend is to develop new wireless communications devices for operation under air interface standards with higher data rates. Classic analog and digital communication standards used primarily for voice such as Advanced Mobile Phone Service (AMPS), Global System for Cellular Communications (GSM), Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) are being replaced in the design cycle by the emergence and deployment of additional telecommunications standards including GSM/GPRS, EDGE, CDMA-1X and WCDMA. The handsets designed for each air interface standard generally require unique radio frequency and baseband integrated circuit solutions and these solutions become more complex and technically challenging as data rates increase. Similarly, WLANs, which function under the IEEE802.11 standards, are migrating to higher data transmission rates and higher frequencies. Additional communications standards make it more difficult for OEMs of subscriber equipment to develop and supply all the required components in a timely and cost-effective manner. For this reason, some OEMs have begun to rely on third party value-added technology providers that have the component- and systems-level expertise to design, and the production capacity to supply, these solutions. This technology-outsourcing trend is particularly evident in the radio frequency segment of the equipment due to the scarcity of RFIC engineers and the design complexity of the radio technologies. Technology outsourcing has materialized both in OEM's reliance on RFIC suppliers to provide more integrated RF solutions and in a marked shift in production to value-added design and manufacturing companies, or ODMs.

While brand name recognition remains a key differentiator in the cellular handset market, the ability to offer low-cost solutions to the consumer market remains a critical factor in the success of a cellular phone marketing operation. The increase in complexity (due to new features and new interface standards) and competitive landscape for mid- and high-tier cellular phones have resulted in a redistribution of development resources at the OEMs away from low-tier cellular handsets. The impact of these market conditions has fostered an outsourcing trend of cellular handset solutions to ODMs. ODM output accounted for approximately 10% of the total worldwide handset production volume in 2002 and is expected to increase to approximately 13% in 2003. Similarly, ODM's accounted for approximately 80% of non-embedded WLAN PC cards and USB adaptors. The largest and most successful ODMs started out as companies with a strong background in consumer electronics manufacturing with relatively limited RF expertise. In a trend similar to the personal computer manufacturing model of the 1990s, the classic supply chains are being transformed from vertical or integrated supply chains to horizontal or modular supply chains in order to support this outsourcing to ODMs. This move shifts the technical expertise and support requirements to the component suppliers, which allows the ODMs to focus on wireless terminal production.

The emergence of technological advances has led to the rapid growth of the wireless communication industry, and the industry continues to evolve at a fast pace. As this market changes, new communications standards emerge, new competitors enter the market, new products, applications and services become the primary forces for growth and new risks are presented. We believe this dynamic market presents us with significant opportunities to accomplish our business objectives.

STRATEGY

Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless connectivity. To meet this goal, we have developed a focused strategy. The key elements are:

     o ESTABLISH SOLID CUSTOMER RELATIONSHIPS. We have established solid customer relationships with many of the leading OEMs. We believe our OEM relationships are based on our design capability and manufacturing capacity and our ability to provide comprehensive sales, technical, and manufacturing support. To attract and support the OEMs, we have strategically invested in sales offices and customer support centers all over the world. We have sales offices in Japan, Sweden, and Germany; and sales and customer support centers in the United States, England, Finland, South Korea, Taiwan and China. We are focusing our efforts on building the staffing and capabilities of our existing sales infrastructure and believe our existing sales offices and customer support centers provide the geographic coverage necessary to address our product markets and customer base.

          Increasingly, OEMs are relying on ODMs to design and manufacture devices to be sold under the OEM's brand. In response to this shift in the industry, we have sharpened our focus on ODMs and expanded our sales and customer support centers in Asian markets to attract and support ODM customers. As a result of this focus, sales to ODM customers for handsets and WLAN products increased by 135% in fiscal 2003 over fiscal 2002, representing $84.1 million of revenue and $35.9 million of revenue in fiscal 2003 and 2002, respectively. We are committed to strengthening our relationships with both OEM and ODM customers and will continue to invest in these relationships by maintaining an exceptional level of service and support.

     o MAINTAIN DIVERSIFICATION IN PROCESS TECHNOLOGIES. We believe that we are the only provider of RFICs in commercial volumes that is able to design products in seven distinct process technologies -- GaAs HBT, silicon bipolar, silicon CMOS, silicon BiCMOS, SiGe BiCMOS, GaAs MESFET, and InGaP HBT. While leveraging our GaAs HBT capabilities, we also intend to continue to expand our line of silicon-based RFICs. On October 15, 2002, we entered into a strategic relationship with Jazz, a privately-held RF and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, we obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. In addition, we are collaborating with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon RFICs.

     o FOCUS ON SUPPLY CHAIN MANAGEMENT AND REDUCED CYCLE TIME. We focus on supply chain management and reducing cycle time through dual sourcing, continued deployment of E-Commerce tools, and enhanced information management of our suppliers. We believe this strategy enables us to respond more rapidly to product demand changes and reduces execution risk. We believe this strategy also helps us produce lower cost devices by using dual sourcing to maximize price leveraging with our suppliers, improving our product development processes to focus on cycle times and supply channels early in the process, continuing development of strategic supplier relationships, and streamlining the supply chain to minimize movement of product. Pursuant to this strategy, we obtained a committed, lower cost source of supply for wafers from Jazz in fiscal 2003; we built our test and tape and reel facility in Beijing, China, which became operational in the second quarter of fiscal 2003; we are pursuing agreements with external suppliers to provide a guaranteed source of supply and favorable pricing for assembly services; and we are transitioning our four-inch wafer fabrication facility into a six-inch wafer fabrication facility.

     o INCREASE INTEGRATION OF PRODUCTS AND OFFER A WIDE RANGE OF RADIO FREQUENCY PRODUCTS. We offer a full line of products that include power amplifiers, low noise amplifiers/mixers, quadrature modulators/demodulators, and single chip transceivers. For cellular applications, we offer products addressing virtually all of the analog and digital air interface standards. Our design engineering staff has developed proprietary design and fabrication modeling techniques and tools to enable us to deliver state-of-the-art integrated circuit designs that meet our customers' stringent technical specifications. In response to customer requests, we are also offering RFICs in a module package that, in addition to one or more RFMD-designed integrated circuits, includes passive components, such as capacitors, inductors and resistors, which are commonly incorporated into end-user devices. We continuously work to expand our range of radio frequency products. As a result, we developed and continue to develop integrated products that perform all functions associated with the RF section of a cellular phone and provide OEMs and ODMs the benefits of reduced component count, flexible baseband interfaces and lower cost of implementation. We are evolving from a discrete MMIC supplier for handsets into a supplier of low-cost, high-performance multi-chip modules and other highly integrated solutions for multiple wireless markets.

     o FOCUS PRIMARILY ON WIRELESS MARKETS AND INCREASE MARKET SHARE. Since RF Micro Device's formation in 1991, we have focused our efforts almost exclusively on the design, development, manufacture and sale of RFICs to participants in the commercial wireless markets. We have developed and sold integrated circuits for a broad range of applications within these markets, including cellular, base stations, cordless telephony, industrial radios, WLANs, local loop, security, Bluetooth(R) and utility meter reading. We believe our recent acquisition of Resonext Communications, Inc. (Resonext), which provides highly integrated silicon CMOS WLAN solutions for 802.11a and multi-band (802.11a/b/g) platforms, expands our total addressable market and is expected to complement our growing presence in WLAN products. Resonext provides highly integrated two-chip CMOS solutions for 5GHz and dual band WLAN platforms. On May 20, 2003, we entered into a strategic relationship with Silicon Wave, Inc. (Silicon Wave), a privately held supplier of integrated circuits for Wireless Personal Area Networks (WPAN) for Bluetooth(R) solutions. We believe this strategic relationship uniquely positions us to become the leading solutions provider of multi-standard radios for handsets and mobile appliances of the future. As part of the strategic relationship, Silicon Wave granted manufacturing licenses to us for its single-chip UltimateBlueTM 3000 radio processor and stand-alone CMOS Bluetooth(R)radio modem solutions. We will assume responsibility for the supply chain of these products and will be the exclusive distribution channel for these products.

          We also believe our focus on product innovation has strengthened our market share and we expect this to continue. Our product innovation includes the expansion of our PowerStar (TM) family of power amplifier modules and the development of our POLARIS (TM) TOTAL RADIO (TM) solution. The POLARIS (TM) TOTAL RADIO (TM) solution is a multi-band chipset that performs the major functions of the radio section of the handset and provides handset makers with the benefits of reduced component count, flexible baseband interfaces and lower cost of implementation. We have worked with Intel Corporation to offer a complete communications system that integrates POLARIS (TM) with the Intel(R) PXA800F cellular processor. Included in the POLARIS (TM) TOTAL RADIO (TM) are PowerStar (TM) power amplifier modules that provide customers the benefits of reduced component count, improved production yield, simplified phone calibration and faster time-to-market.

          Despite our focus on wireless markets, we also evaluate other markets and may attempt to enter them as opportunities present themselves.

MARKETS

We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial applications primarily for wireless markets such as cellular handsets, base stations and WLAN equipment.

CELLULAR

In cellular applications, calls are placed through handheld subscriber devices by making a connection with a base station via radio frequency channels.

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

OTHER MARKETS

We also supply custom components for other applications. In the wireless market, we supply components for local loop systems, cordless telephony, industrial radios, satellite radio, global positioning system, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, home networking, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems and for optical transceivers and transponders. We also market various components for satellite and microwave communications applications, and certain of our components, such as gain blocks and attenuators, which are used for instruments and in other wired applications.

MANUFACTURING, PACKAGING AND TESTING

We are an ISO 9001 and ISO 14001 certified manufacturer. Our production process begins with GaAs, silicon or other substrate materials, called wafers. GaAs products incorporate a transistor layer which is grown on the wafer using an MBE process in our MBE facility. These wafers are sent to our wafer fabrication facility where we isolate the transistor layer and interconnect the transistors according to the circuit design. The wafers are then singulated into individual die. The die must be assembled, or packaged, and tested. After testing, the RFICs are prepared for shipment through a tape and reel process.

We have one MBE facility and two wafer fabrication facilities located in Greensboro, North Carolina. We began manufacturing our own GaAs HBT products in September 1998 in our first wafer fabrication facility, and our second wafer fabrication facility qualified for production in the third quarter of fiscal 2002. During fiscal 2003, we manufactured substantially all of our products at these fabrication facilities. We began transitioning our second wafer fabrication facility from a four-inch wafer production into a six-inch wafer production in fiscal 2003. The conversion currently is expected to be complete in the second quarter of fiscal 2004.

We currently use five independent foundries to supply our silicon-based product requirements and our GaAs MESFET devices. Use of independent foundries involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. During fiscal 2003, we entered into a strategic relationship with Jazz, a privately-held RF and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, we obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. In addition, we will collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon RFICs.

We currently use eight assembly suppliers located outside the United States and one located in the United States to package and assemble our products. All of these vendors are compliant to applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.

The majority of the tape and reel function is performed internally, and we outsource the balance of our requirements to two domestic outside suppliers and two suppliers located in Asia. We use two independent test suppliers in Asia to test our products. In September 2000, we opened a new internal test facility located in Greensboro, North Carolina. During fiscal 2003, we completed construction of a test and tape and reel facility near a handset assembly facility operated by Nokia in Beijing, China. The tape and reel portion of the facility has increased our in-house capacity for this function by 100%. The test portion of the facility increased our module test capacity by 77%.

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

We typically experience lower yields on new products compared to yields on our mature products. Due to the complexity of our new module products, we have encountered significant technical challenges with respect to module assembly and testing that have also contributed to lower yields. These lower yields, combined with higher costs, have negatively impacted our gross margins. We continue to focus on improving our gross margins through the following initiatives: converting our second four-inch GaAs GBT wafer fabrication facility into a six-inch facility; entering into a strategic relationship with Jazz to obtain a committed, lower-cost source of supply for silicon wafers; achieving higher levels of product integration; implementing test yield and assembly improvement plans; lowering assembly costs and other supply chain savings; and increasing our capacity utilization.

PRODUCTS AND APPLICATIONS

We offer a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom orders are normally manufactured on an exclusive basis for a negotiated period. Once exclusivity periods expire, we attempt to convert custom products into standard products to broaden our customer base and leverage our design and product expenditures. At March 31, 2003, we offered over 482 products in the following categories:

POWER AMPLIFIERS

Power amplifiers are our largest product class, representing approximately 41% of our products offered during fiscal 2003. Power amplifiers provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. Power amplifiers operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. Power amplifiers are often the most critical radio frequency component for a number of reasons. They frequently are the most expensive RF component and are difficult to design and implement. In addition, power amplifiers normally use the greatest amount of battery power in a handset, which impacts talk time, and they generally dissipate the greatest amount of heat.

GAIN BLOCKS (GENERAL PURPOSE AMPLIFIERS)

Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal's strength has been diminished by processing through a filter or other component. Gain blocks accounted for approximately 23% of our products offered in fiscal 2003.

LOW NOISE AMPLIFIERS/MIXERS (FRONT-ENDS AND MIXERS)

Low noise amplifiers/mixers accounted for approximately 15% of our products offered in fiscal 2003. A low noise amplifier is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 with the addition of as little interference as possible. Low noise amplifiers are commonly integrated into circuits with mixers (also referred to as "down-mixers" or "down converters"), and this combination generally is referred to as a "receiver front end." Mixers accept the filtered output from the low noise amplifiers, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency
(IF) signal, which is easier to process.

QUADRATURE MODULATORS/DEMODULATORS

Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with a radio frequency signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received radio frequency signals and recovering the embedded digital information for further processing. Approximately 7% of our products offered in fiscal 2003 were quadrature modulators/demodulators.

TRANSMITTERS, RECEIVERS AND TRANSCEIVERS

Single  chip  transmitters  and  receivers  send and receive  wireless  signals.
Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. This category accounted for approximately 5% of our products offered during fiscal 2003.

GLOBAL POSITIONING SYSTEM RECEIVER/CHIPSET

A GPS receiver processes signals from visible GPS satellites broadcasting radio frequency navigation information. The GPS receiver works with a wide variety of end products including handheld, marine and in-vehicle automotive devices. A GPS chipset enables systems to receive signals from visible GPS satellites using signal-processing techniques that produce highly accurate, smoothed navigation data. The chipset is suited to a broad range of applications including in-vehicle systems, recreational navigation and asset location services. This category accounted for approximately 2% of our products offered during fiscal 2003.

INTERMEDIATE FREQUENCY COMPONENTS

In the receive function of a typical handset, high frequency RF signals are converted into lower frequency IF signals by the low noise amplifier/mixer and then to baseband outputs (e.g., voice). In the transmit function, baseband inputs are converted from analog to digital form and processed through the intermediate frequency range to the higher radio frequency before transmission through the antenna. Our IF devices include digitally controlled intermediate frequency amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for intermediate frequency-to-baseband conversion in the receive mode. IF components accounted for approximately 2% of our products offered during fiscal 2003.

OTHER

The remaining 5% of products offered in fiscal 2003 include such products as attenuators and switches, voltage controlled oscillators (VCOs), and linear cable television (CATV) amplifiers.

PRODUCTS BY TECHNOLOGY

By technology, approximately 63% of our products offered during fiscal 2003 were fabricated with GaAs HBT. Approximately 18% of our products offered used conventional silicon technology. SiGe and GaAs MESFET technologies were used in approximately 15% and 4%, respectively, of our products offered.

RAW MATERIALS

Given the number of component parts used in module production, we may experience shortages of raw materials. As a result, we are designing into our semiconductor die the functionality formerly fulfilled by many of the surface mount devices, thus reducing our reliance on external raw materials and assemblers.

CUSTOMERS

Sales to our largest customers, Nokia and Motorola, were approximately $228.0 million and $70.3 million in fiscal 2003, representing approximately 45% and 14%, respectively, of our revenue for that year. No other customers accounted for 10% or more of revenue during fiscal 2003.

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

SALES AND MARKETING

We sell our  products  worldwide  directly  to  customers  as well as  through a network of 14 domestic sales representative firms and 10 foreign sales representative firms. No sales representative firm accounted for more that 10% of total revenues in fiscal 2003. We select our domestic and foreign representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives to keep them knowledgeable of our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. We have sales and customer support centers in Greensboro, North Carolina; San Diego, California; Reading, England; Oulu, Finland; Seoul, South Korea; Taipei, Taiwan; and Beijing, China and sales offices in Tokyo, Japan; Malmo, Sweden; and Munich, Germany.

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

RESEARCH AND DEVELOPMENT

Our research and development efforts are focused primarily on developing new integrated circuit products and improving manufacturing processes and yields. At March 31, 2003, there were 548 employees in our research and development organization. We have design centers in Scotts Valley, Irvine, and San Jose, California; Cedar Rapids, Iowa; Chandler, Arizona; Boston, Massachusetts; Pandrup, Denmark; Calgary, Canada; Charlotte, North Carolina; Leuven, Belgium; and Moscow, Russia to accommodate our RFIC design engineers. Additionally, we opened a new design center in Boulder, Colorado in April 2003.

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

In fiscal 2003, 2002 and 2001, we incurred approximately $101.7 million, $74.4 million, and $60.3 million, respectively, in research and development expenses. We do not separately account for RF Micro Devices-sponsored and customer-sponsored research and development expenses.

The market for RFICs is characterized by rapid changes in product designs and the emergence of new semiconductor technologies used to fabricate higher performance devices. Because the demand of OEMs for continual improvements in product performance is expected to increase, we believe that our future success depends in part on our ability to design RFICs under emerging wafer fabrication technologies that meet the cost and performance parameters of our customers. Moreover, we believe we must be able to continue to attract and retain qualified research and development personnel.

COMPETITION

Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. We also experience competition for products manufactured using the GaAs HBT process technology from companies that have or may develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their own requirements. Our primary competitors are Skyworks Solutions, Inc. and Hitachi Ltd. In WLAN product markets, we encounter additional competitors such as Broadcom Corporation, Atheros Communications, Agere Systems, Inc. and Intersil Corporation.

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

INTELLECTUAL PROPERTY

It is our practice to seek United States patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under United States and foreign laws affording protection for trade secrets and for integrated circuit designs. We own several United States patents bearing on radio frequency communications and related circuits and semiconductor processes, the earliest of which will likely expire in 2015. Numerous additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents or will infringe upon intellectual property rights of others. It is also possible that a court will find the issued patents invalid or unenforceable under numerous legal principles relating to prior art disclosures or inequitable conduct before the United States Patent and Trademark Office.

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

RF Micro Devices has been named a defendant in a patent infringement lawsuit filed on August 3, 2001 in the United States District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of four patents and "integrated circuit" claims of three or four patents, and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. Therefore, we cannot predict the ultimate outcome of this litigation. We cannot be sure that third parties will not assert additional claims against us, our customers or our licensors with respect to existing and future products. Any litigation to determine the validity of any third party's claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless industry is subject to frequent litigation regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the litigation.

We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms. We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued United States patents. On these occasions, we have attempted to investigate thoroughly the underlying issues and determine whether design changes or patent licenses were appropriate.

BACKLOG

At March 31, 2003, our backlog was approximately $139.2 million, compared to approximately $100.7 million at the end of fiscal 2003. We include in backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

At March 31, 2003, we had 1,794 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, RFIC design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our employee relations are good.

GEOGRAPHIC FINANCIAL SUMMARY

A summary of our operations by geographic area is as follows (in thousands):

                                                   YEAR ENDED MARCH 31,
                                            2003          2002          2001
                                        -----------   ------------  -----------
SALES:
     United States                        $102,152      $107,037      $160,975
     International                         405,667       262,271       174,389

LONG-LIVED ASSETS: (IN THOUSANDS)
     United States                        $297,728      $219,151      $207,741
     International                          14,285        2,528            830



Sales, for geographic disclosure purposes, are based on the "bill to" address of the customer. The "bill to" address is not always an accurate representation of the location of final consumption of our products by either the OEM or the OEM's customer. Long-lived assets include property and equipment.

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

ACCESS TO PUBLIC INFORMATION

We make available, free of charge through our website (http://www.rfmd.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission
(SEC). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:

Investor Relations Department
RF Micro Devices, Inc.
7628 Thorndike Road
Greensboro, NC 27409-9421

In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

     o the ability of third party foundries, assembly, and test, tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers' requirements;

     o our ability to achieve cost savings and improve yields and margins on our new products;

     o our ability to respond to downward pressure on the average selling prices of our products caused by our customers and competitors;

     o    unexpected poor line, assembly or test yields for our products;

     o    our ability to increase capacity utilization;

     o our ability to successfully integrate and realize expected synergies from our recent acquisitions; and

     o our inability to predict non-recurring charges required to be taken under generally accepted accounting principles in the United States
          (GAAP) for items such as impairment of the value of long-lived assets and goodwill and acquired in-process research and development charges associated with business combinations.

It is likely that our future operating results will again be adversely affected by the factors set forth above or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

WE FACE CHALLENGES MANAGING RAPID GROWTH.

We have grown to 1,794 employees on March 31, 2003 from 133 employees on March 31, 1997. To manage our growth effectively, we must:

     o expand our presence in international locations and adapt to cultural differences in those locations, including China;

     o    train and manage our employee base; and

     o    attract and retain qualified people with experience in radio frequency
          engineering,   integrated  circuit  design,   software  and  technical
          marketing and support.

Competition for these resources is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly, test, tape and reel partners. Our systems, networks, software tools, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results may also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our operating results will be adversely affected.

WE FACE RISKS ASSOCIATED WITH OUR MOLECULAR BEAM EPITAXY AND WAFER FABRICATION FACILITIES.

Our production process starts with GaAs substrates called wafers. A transistor layer is grown on the wafer using an MBE process in our MBE facility. These wafers are then sent to our wafer fabrication facilities for further processing.

We have operated our first wafer fabrication facility since 1998, and in fiscal 2002, we qualified our second wafer fabrication facility for production. We began transitioning our second wafer fabrication facility from a four-inch wafer production into a six-inch wafer production in fiscal 2003. The conversion currently is expected to be complete in the second quarter of fiscal 2004. As we initiate production from our six-inch facility, we must qualify each new integrated circuit design with our customers. As parts are brought into production, we must continue to maintain our cycle times and our line, assembly and test yields in order to reach our manufacturing goals.

         A number of factors will affect the future success of our facilities, including the following:

     o    demand for our products;

     o our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;

     o our ability to qualify new products in a timely manner at our wafer fabrication facilities;

     o availability of raw materials, including GaAs substrates, and high purity source materials such as gallium, aluminum, arsenic, indium, silicon and beryllium in our MBE facility;

     o    our wafer fabrication manufacturing cycle times;

     o    our production yields;

     o    our ability to hire, train and manage qualified production personnel;

     o our compliance with applicable environmental and other laws and regulations; and

     o our inability to use all or any significant portion of our facilities for prolonged periods of time for any reason.

Converting our second wafer fabrication facility from a four-inch facility to a six-inch facility has required us to make significant investments in equipment. Before production of six-inch wafers can commence, wafers have to be qualified by individual customers on a component-by-component basis, even for products previously qualified at our four-inch wafer facility.

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

WE DEPEND ON A FEW LARGE CUSTOMERS.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers. We expect that trend to continue; however, our focus in fiscal 2003 on diversification of our products and customer base has decreased our reliance on our top five customers. In fiscal 2003, our top five customers accounted for 73% of total revenue compared to 80% in fiscal 2002. For fiscal 2003, our top ten customers accounted for 80% of our total revenues. Nokia was our largest customer during fiscal 2003, accounting for 45% of our total revenue, and Motorola, our second largest customer, accounted for 14% of our total revenue. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.

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

IF WE EXPERIENCE POOR PRODUCTION YIELDS, OUR OPERATING RESULTS MAY SUFFER.

Our integrated circuit products, especially our products manufactured using the GaAs HBT process technology, are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our module products, which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products meet their exact specifications for quality, performance and reliability.

Our products are manufactured on gallium arsenide or silicon substrates, called wafers. Before our customers can use our products, the wafers must be processed and singulated into individual die. A die is a rectangular piece of semiconductor material upon which electronic circuitry has been created. The circuitry determines the specific function the die is intended to perform and is connected to the outside world by means of a microelectronic package and small wires. Semiconductor die are manufactured while still part of a round piece of semiconductor called a wafer, ranging in diameter from 100-300mm. The circuitry is printed on the wafers using microscopic imaging technology and thin films of deposited materials. Upon completion of the manufacturing process, die are cut individually from the wafer and must be assembled, or packaged, and then the final product must be tested. Our manufacturing yield is a combination of:

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

     o    losses from broken wafers or other human error; and

     o    defects in packaging.

Because average selling prices for our products tend to decline over time and because many of our manufacturing costs are fixed, we are constantly trying to improve our manufacturing yields. For a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.

OUR OPERATING RESULTS ARE DEPENDENT ON OUR GAAS HBT PROCESS TECHNOLOGY AND DEMAND FOR OUR GAAS HBT PRODUCTS .

Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using GaAs HBT process technology. During fiscal 2003, 87% of our revenue came from the sale of GaAs HBT products manufactured using GaAs HBT process technology, of which substantially all was attributable to products produced at our facility. We currently expect that this process concentration will continue in the near term. Our dependence on GaAs HBT products could ultimately hurt our operating results in the future. Competitors have begun to enter the market and offer their own GaAs products, and direct competition with competitors with GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies are constantly being developed, and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.

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

OUR  OPERATING  RESULTS  ARE  SUBSTANTIALLY  DEPENDENT  ON  DEVELOPMENT  OF  NEW
PRODUCTS.

Our future success will depend on our ability to develop new RFIC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new RFICs is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past, including during fiscal 2003. Our successful product development depends on a number of factors, including the following:

     o the accuracy of our prediction of market requirements and evolving standards;

     o    acceptance of our new product designs;

     o    the availability of qualified RFIC designers;

     o    our timely completion and execution of product designs; and

     o    acceptance of our customers' products by the market.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we will not likely reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins require significant expenditures by us and typically precede volume revenues by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customers' products.

OUR INDUSTRY'S TECHNOLOGY CHANGES RAPIDLY, AND WE DEPEND ON THE DEVELOPMENT AND GROWTH OF WIRELESS MARKETS.

We depend on the development and growth of markets for wireless communications products and services. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop.

We supply RFICs almost exclusively for wireless applications. The wireless markets are characterized by frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers' demands for improvements in product performance to increase, which means that we must continue to improve our product designs and develop new products using new wafer fabrication technologies. It is likely that a competing process technology will emerge that permits the fabrication of integrated circuits that are superior to the RFICs we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.

WE DEPEND HEAVILY ON OUR RELATIONSHIP WITH NOKIA.

We have  agreed  to  provide  Nokia  with  access  to  certain  radio  frequency integrated circuit technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia's requirements for certain RFICs. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue. In fiscal 2003, sales to Nokia were 45% of our revenue. The loss of Nokia as a customer for any reason would have a material adverse effect on our operating results.

WE DEPEND HEAVILY ON THIRD PARTIES.

We use five independent foundries to manufacture our silicon-based products. In fiscal 2003, we entered into a strategic relationship with Jazz, a radio frequency and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, we obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. We will still remain dependent on a small number of independent foundries to manufacture our products on a timely basis, to achieve acceptable manufacturing yields and to offer us competitive pricing. The inability of these independent foundries to deliver our products on a timely basis, allocate sufficient manufacturing capacity to us, achieve acceptable yields or offer us competitive pricing would have a material adverse effect on our operating results.

We use eight independent suppliers outside the United States and one supplier within the United States to assemble and package all of our integrated circuits, two independent suppliers to test our products and two independent suppliers to tape and reel our products. We have had packaging quality problems with some of our suppliers, especially with products manufactured using our GaAs HBT process technology, and it is possible that we may have more packaging problems in the future. However, we have taken steps to improve the reliability of packaging quality, including the hiring of a Vice President of Quality, the expansion of our in-house package testing and qualification line and the hiring of additional packaging engineers to engage in both package testing and the development of new packaging designs. In addition, we will continue to monitor our suppliers. A delay or reduction in product shipments or unexpected product returns because of these problems could have an adverse effect on our operating results.

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

Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors, including Skyworks Solutions, Inc., Hitachi, Broadcom Corporation, Intersil Corporation, Agere Systems, Inc. and Atheros Communications, may have greater financial, technical, manufacturing and marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

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

WE ARE SUBJECT TO RISKS FROM INTERNATIONAL SALES AND OPERATIONS.

We operate globally with sales offices and research and development activities as well as manufacturing, assembly and testing facilities in several countries; as a result, we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import and other related restrictions and regulations.

Sales to customers located outside the United States accounted for about 80% of our revenue in fiscal 2003. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in United States dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the United States dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in United States dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.

All but one of our circuit assembly vendors and both of our test vendors are located outside the United States. Also, we have a test and tape and reel facility in Beijing, China. This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in United States dollars. Our assembly costs increase in countries with currencies that are increasing in value against the United States dollar. Also, we cannot be sure that our international assemblers will continue to accept orders denominated in United States dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.

In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occurs in the United States or other locations, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Major health concerns, such as the spread of the SARS illness, could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.



WE RELY ON INTELLECTUAL PROPERTY AND FACE ACTUAL AND POTENTIAL CLAIMS OF INFRINGEMENT.

Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Although we do not believe this to be the case, it could be determined in the future that we are infringing a third party's intellectual property rights. We cannot be sure that we could obtain licenses on commercially reasonable terms or that litigation would not occur if there were any infringements. If we were unable to obtain necessary licenses or if litigation arose out of infringement claims, our operating results could be adversely affected.

RF Micro Devices has been named a defendant in a patent infringement lawsuit filed on August 3, 2001 in the United States District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of four patents and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and is in its very preliminary stages. Therefore, we cannot predict the ultimate outcome of this litigation.

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

OUR STOCK PRICE IS SUBJECT TO VOLATILITY.

The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, introduction of new products by us or our competitors, transactions by corporate insiders and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.

FUTURE SALES OF SHARES COULD HAVE AN ADVERSE EFFECT ON MARKET PRICE.

Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. As of May 30, 2003 we had outstanding a total of 184.2 million shares of common stock. As of March 31, 2003, options to purchase 21.0 million shares of common stock were outstanding under our formal stock option plans for employees and directors, with a weighted average exercise price of $15.10 per share and a weighted average remaining contractual life of 7.4 years. Of these, options to purchase
8.5 million shares were exercisable at March 31, 2003, at a weighted average exercise price of $15.79 per share.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR SHAREHOLDERS, CAUSE US TO INCUR DEBT AND ASSUME CONTINGENT LIABILITIES.

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders' percentage ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

     o    unanticipated   costs,   capital   expenditures   or  working  capital
          requirements associated with the acquisition;

     o acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operation;

     o    diversion of management's attention from our business;

     o    injury  to  existing   business   relationships   with  suppliers  and
          customers; and

     o failure to successfully integrate acquired businesses, operations, products, technologies and personnel.


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

ITEM 2.  PROPERTIES

We currently lease all our facilities with the exception of our second wafer fabrication facility and our test and tape and reel facility in Beijing, China. During fiscal 2003, we retired a synthetic lease, which is an asset-based financing structure, and purchased our second wafer fabrication facility. In addition, we completed the construction of our Beijing test and tape and reel facility.

We lease three office facilities and one storage facility in Greensboro, North Carolina. Adjacent to our office facilities are our two wafer fabrication facilities and our research and development packaging facility. The first wafer facility is substantially fully utilized. The second wafer facility is approximately 85% productively utilized and can be expanded, as demand requires through current facility availability. We are currently in the process of converting our second wafer fabrication facility from four-inch wafer fabrication to six-inch wafers. The conversion currently is expected to be complete in the second quarter of fiscal 2004 and, when completed, will substantially increase the production capacity of this facility.

We lease two additional facilities in Greensboro, North Carolina. One facility houses our MBE wafer starting material production operations and the other facility comprises our RFIC testing, tape and reel operations. Productive utilization of the MBE facility is approximately 80% and productive utilization of the test and tape and reel facility is approximately 80%. Our productive utilization of our test and tape and reel facility in Beijing, China is approximately 60%.

We also lease space for our design centers in Irvine, Scotts Valley, and San Jose, California; Boulder, Colorado; Cedar Rapids, Iowa; Boston, Massachusetts; Chandler, Arizona; Charlotte, North Carolina; Pandrup, Denmark; Moscow, Russia; and Leuven, Belgium; and for sales and customer support centers in Reading, England; Oulu, Finland; Seoul, South Korea; Taipei, Taiwan; and Tokyo, Japan. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001 in the United States District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that the Company has infringed claims of a total of at least 17 and possibly 18 patients, including "machine vision" claims of 12 patents, "bar code" claims of four patents and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and is in its very preliminary stages. Therefore, the Company cannot predict the ultimate outcome of this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Stock Market under the symbol "RFMD." The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq Stock Market. As of May 30, 2003, there were 1,974 holders of record of our common stock.

                                         HIGH                 LOW
                                       -------               -----
Year Ended March 31, 2003
  First Quarter                     $   20.35            $    6.44
  Second Quarter                         9.55                 5.19
  Third Quarter                         12.79                 5.60
  Fourth Quarter                         8.57                 5.74
For Fiscal Year 2003                    20.35                 5.19

                                         HIGH                 LOW
                                       -------               -----
Year Ended March 31, 2002
  First Quarter                     $   37.50            $    8.75
  Second Quarter                        32.53                13.80
  Third Quarter                         28.56                13.40
  Fourth Quarter                        23.40                14.88
For Fiscal Year 2002                    37.50                 8.75


We have never paid dividends on our capital stock. We intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. We are prohibited from paying dividends without the consent of our lenders.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this Item is contained in the section entitled "Selected Financial Data" in our fiscal 2003 annual report to shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2003 annual report to shareholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our fiscal 2003 annual report to shareholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Information required by this Item is contained in the section entitled "Financial Statements and Supplemental Data" in our fiscal 2003 annual report to shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 22, 2003 under the captions "Corporate Governance," "Executive Officers," "Nominees for Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 22, 2003 under the caption "Executive Compensation," which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 22, 2003 under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation," which are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 22, 2003 under the caption "Certain Transactions," which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

The following consolidated financial statements of RF Micro Devices, Inc. are included in our fiscal 2003 annual report to shareholders and are incorporated herein by reference:

     i.   Consolidated Balance Sheets as of March 31, 2003 and 2002

     ii. Consolidated Statements of Operations for the fiscal years ended March 31, 2003, 2002 and 2001

     iii. Consolidated Statements of Shareholders' Equity for the fiscal years ended March 31, 2003, 2002 and 2001

     iv. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2003, 2002 and 2001

     v.   Notes to Consolidated Financial Statements

(a)(2) Schedule II; Valuation and Qualifying Accounts -- see additional section of this Report.

No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto which are included in our fiscal 2003 annual report to shareholders and are incorporated herein by reference.

(a)(3)   Exhibits

         Exhibit

          NO.       DESCRIPTION
          ---       -----------

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

          10.7 1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (7)*

          10.8 Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended
                    (7)*

          10.9 Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (7)*

          10.10 Stock Option Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended
                    (7)*

          10.11 RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (10)

          10.12 Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (11)

          10.13 License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. (4)

          10.14 Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (4)

          10.15 Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (4)

          10.16 Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (8)

          10.17 Lease dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC (7)

          10.18 Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (7)

          10.19 Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan (12)*

          10.20 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (9)*

          10.21 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal (9)*

          10.22 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr. (9)*

          10.23 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Powell T. Seymour (9)*

          10.24 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Gary J. Grant (9)*

          10.25 Change of Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and J. Forrest Moore (9)*

          10.26 Amended and Restated Change in Control Agreement dated January 10, 2003, between RF Micro Devices, Inc. and Robert
                    A. Bruggeworth (13)*

          10.27 Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (14)

          13 Excerpts from Annual Report to Shareholders for the fiscal year ended March 31, 2002

          21        Subsidiaries of RF Micro Devices, Inc.

          23        Consent of Ernst & Young LLP

          99.1 Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

          (1) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999

          (2) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000

          (3) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001

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

          (6) Incorporated   by  reference   to  the  exhibit   filed  with  our
              Registration Statement on Form S-3 (File No. 333-49432)

          (7) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999

          (8) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999

          (9) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001

          (10) Incorporated   by  reference  to  the  exhibit   filed  with  our
               Registration Statement on Form S-8 (File No. 333-74230)

          (11) Incorporated   by  reference  to  the  exhibit   filed  with  our
               Registration Statement on Form S-8 (File No. 333-102048)

          (12) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002

          (13) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002

          (14) Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002

          *  Executive compensation plan or agreement

(b) Reports on Form 8-K filed in the 4th quarter of fiscal 2003:

During the quarter ended March 31, 2003, the Company filed the following reports on Form 8-K:

On January 3, 2003, a Form 8-K was filed to disclose pursuant to Item 2 that on December 19, 2002, RF Micro Devices, Inc. completed the acquisition of Resonext Communications, Inc., a privately held company.

On February 11, 2003, a Form 8-K/A was filed to amend Item 7 to its Current Report on Form 8-K dated December 19, 2002, in order to include the financial statements and pro forma information required by Item 7(a), Item 7(b) and the exhibit required by Item 7(c).


(c)       Exhibits

The exhibits required by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein. The response to this portion of Item 15 is submitted under Item 15(a)(3).

(d)       Financial Statement Schedules

The response to this portion of Item 15 is submitted under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RF Micro Devices, Inc.

Date:  June 16, 2003              /s/ Robert A. Bruggeworth
                                  ----------------------------------
                                  By:  Robert A. Bruggeworth
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 16, 2003.

                                    Name:   Robert  A.  Bruggeworth
                                    Title:  President,  Chief Executive  Officer
/s/ Robert A. Bruggeworth           and Director (principal executive officer)
--------------------------------

                                    Name:  William  A.  Priddy,  Jr.
                                    Title: Chief  Financial  Officer and
                                    Corporate Vice President   of Administration
/s/ William A. Priddy, Jr.          (principal financial officer)
--------------------------------

                                    Name: Barry D. Church
                                    Title: Vice President and Corporate
/s/ Barry D. Church                 Controller (principal accounting officer)
--------------------------------

                                    Name: Dr. Albert E. Paladino
/s/ Albert E. Paladino              Title:  Chairman of the Board of Directors
--------------------------------

                                    Name: Daniel A. DiLeo
/s/ Daniel A. DiLeo                 Title:  Director
--------------------------------

                                    Name:  Frederick J. Leonberger
/s/ Frederick J. Leonberger         Title:  Director
--------------------------------

                                    Name: David A. Norbury
/s/ David A. Norbury                Title:  Director
--------------------------------

                                    Name: William J. Pratt
/s/ William J. Pratt                Title:  Director
--------------------------------

                                    Name:  Eric H. van der Kaay
/s/ Eric H. van der Kaay            Title:  Director
--------------------------------

                                    Name:  Walter H. Wilkinson, Jr.
/s/ Walter H. Wilkinson, Jr.        Title:  Director
--------------------------------

                                 CERTIFICATIONS

I, Robert A. Bruggeworth, certify that:


1. I have reviewed this annual report on Form 10-K of RF Micro Devices, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  June 16, 2003

                                        /S/ ROBERT A. BRUGGEWORTH
                                        -------------------------
                                            ROBERT A. BRUGGEWORTH

                                   President and Chief Executive Officer

                                 CERTIFICATIONS

I, William A. Priddy, certify that:


1. I have reviewed this annual report on Form 10-K of RF Micro Devices, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  June 16, 2003

                                        /S/ WILLIAM A. PRIDDY, JR.
                                        --------------------------
                                            WILLIAM A. PRIDDY, JR.

                           Corporate Vice President, Finance and Administration
                                      and Chief Financial Officer


Schedule II

                        Valuation and Qualifying Accounts

                    Years Ended March 31, 2003, 2002 and 2001

                                 (In thousands)

                                  Balance at Beginning     Additions Charged to     Deductions from       Balance at End of
                                        of Period           Costs and Expenses          Reserve                Period
                                 ------------------------ ----------------------- --------------------- ----------------------
Year ended March 31, 2003
 Allowance for doubtful accounts       $ 1,134                $   468                  $   524(1)              $ 1,078
 Inventory reserve                      25,193                  --                       7,186(2)               18,007

Year ended March 31, 2002
 Allowance for doubtful accounts       $   951                $   395                  $   212(1)              $ 1,134
 Inventory reserve                      19,884                 11,499                    6,190(2)               25,193

Year ended March 31, 2001
 Allowance for doubtful accounts       $   775                $   359                  $   183(1)              $   951
 Inventory reserve                      11,114                 13,181                    4,411(2)               19,884

     (1) The Company wrote-off a fully reserved balance against the related receivable.

     (2) The Company wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company's reserve policy.