Form 10-Q
period 2003-06-28
RF MICRO DEVICES INC
filed 2003-08-12
CIK 911160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

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


As of August 6, 2003, there were 184,316,865 shares of the registrant's common stock outstanding. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes      X       No
                                    -----            -----

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I -  FINANCIAL INFORMATION


ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   PAGE


                    CONDENSED  CONSOLIDATED  BALANCE SHEETS AS OF JUNE
                    30, 2003 AND MARCH 31, 2003...........................

                    CONDENSED  CONSOLIDATED  STATEMENTS  OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.....

                    CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002.....

                    NOTES   TO   CONDENSED    CONSOLIDATED   FINANCIAL
                    STATEMENTS............................................

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.       CONTROLS AND PROCEDURES


PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                          JUNE 30,     MARCH 31,
                                                                           2003          2003
                                                                        -----------   ----------
                                                                        (UNAUDITED)    (AUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                           $ 167,956    $ 164,422
     Short-term investments                                                 97,019       92,187
     Accounts receivable, net of allowances of $1,266 at June 30,
          2003 and $1,078 at March 31, 2003                                 64,056       66,849
     Inventories (NOTE 3)                                                   60,262       57,781
     Recoverable income tax                                                     --        6,330
     Other current assets                                                    5,625        5,052
                                                                         ---------    ---------
         Total current assets                                              394,918      392,621

Property and equipment, net of accumulated depreciation of $142,546 at
    June 30, 2003 and $128,968 at March 31, 2003                           307,548      312,013
Goodwill                                                                   110,006      110,006
Long-term investments                                                       63,461       59,440
Intangible assets, net of amortization of $7,934 at
    June 30, 2003 and $6,073 at March 31, 2003                              55,448       56,486
Other non-current assets                                                     2,027        2,259
                                                                         ---------    ---------
         Total assets                                                    $ 933,408    $ 932,825
                                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  25,372    $  26,694
     Accrued liabilities                                                    24,432       20,185
     Other current liabilities, net                                         30,000       30,661
                                                                         ---------    ---------
         Total current liabilities                                          79,804       77,540

Long-term debt, net                                                        296,281      295,865
Other long-term liability                                                    5,158        2,020
                                                                         ---------    ---------
         Total liabilities                                                 381,243      375,425

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized; no shares
     issued and outstanding                                                     --           --
   Common stock, no par value; 500,000 shares authorized; 184,277 and
     183,958 shares issued and outstanding at June 30, 2003 and March
     31, 2003, respectively                                                442,152      441,077
   Additional paid-in capital                                               73,415       73,454
   Deferred compensation                                                   (16,909)     (18,700)
   Accumulated other comprehensive income, net of tax (NOTE 4)                 117           95
   Retained earnings                                                        53,390       61,474
                                                                         ---------    ---------
         Total shareholders' equity                                        552,165      557,400
                                                                         ---------    ---------

         Total liabilities and shareholders' equity                      $ 933,408    $ 932,825
                                                                         =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                RF MICRO DEVICES, INC. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share data)
                              (Unaudited)



                                                                       THREE MONTHS ENDED
                                                                      JUNE 30,     JUNE 30,
                                                                        2003         2002
                                                                     ---------     ---------

Total revenue                                                        $ 131,521    $ 103,942

Operating costs and expenses:
     Cost of goods sold                                                 90,283       62,504
     Research and development                                           31,335       23,051
     Marketing and selling                                              10,297        8,414
     General and administrative                                          4,552        4,200
     Other operating expenses                                              527          742
                                                                      ---------    ---------
Total operating costs and expenses                                     136,994       98,911
                                                                      ---------    ---------
(Loss) income from operations                                           (5,473)       5,031

Other (expense) income:
     Interest income                                                       877        1,868
     Interest expense                                                   (3,478)      (4,496)
     Other income (expense), net                                           139          (17)
                                                                      ---------    ---------

(Loss) income before income taxes                                       (7,935)       2,386

Income tax expense (NOTE 5)                                                149           37
                                                                      ---------    ---------
Net (loss) income                                                    ($  8,084)   $   2,349
                                                                      =========    =========

Net (loss) income per share (NOTE 2):
     Basic                                                           ($   0.04)   $    0.01
     Diluted                                                         ($   0.04)   $    0.01

Weighted average shares outstanding used in per share calculation:
     Basic                                                             184,032      167,938
     Diluted                                                           184,032      174,529




See accompanying Notes to Condensed Consolidated Financial Statements.




                RF MICRO DEVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                     JUNE 30,     JUNE 30,
                                                                                       2003         2002
                                                                                   ----------   ----------
Cash flows from operating activities:
Net (loss) income                                                                  ($  8,084)   $   2,349
Adjustments  to reconcile  net (loss)  income to net cash  provided by operating activities:
     Depreciation                                                                     13,943        9,606
     Amortization                                                                      4,671        2,546
     (Gain) loss on disposal of equipment                                               (123)         924
     Other                                                                               178           --
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                      2,793        3,342
         Inventories                                                                  (2,676)      (9,385)
         Recoverable income taxes                                                      6,329        4,457
         Other assets                                                                   (373)        (153)
         Accounts payable and accrued liabilities                                      2,886        7,709
         Other liabilities                                                             3,538            7
                                                                                   ---------    ---------
Net cash provided by operating activities                                             23,082       21,402

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                            (10,154)     (15,056)
     Proceeds from maturities of securities available for sale                        48,800       84,878
     Purchase of securities available for sale                                       (58,068)     (75,817)
                                                                                   ---------    ---------
Net cash used in investing activities                                                (19,422)      (5,995)

Cash flows from financing activities:
     Proceeds from exercise of options                                                   194          914
     Repayment of capital lease obligations                                             (365)      (1,130)
                                                                                   ---------    ---------
Net cash used in financing activities                                                   (171)        (216)
                                                                                   ---------    ---------

Net increase in cash and cash equivalents                                              3,489       15,191
Effect of exchange rate changes on cash                                                   45           --
Cash and cash equivalents at the beginning of the period                             164,422      157,648
                                                                                   ---------    ---------
Cash and cash equivalents at the end of the period                                 $ 167,956    $ 172,839
                                                                                   =========    =========

Non-cash investing and financing activities:
   Non-cash stock purchase for assets                                              $     842    $      --
   Currency translation change, net of tax                                                60           --
   Available-for-sale investment equity change, net of tax                               (38)          70
   Change in fair value of cash flow hedge, net of tax                                    --       (1,106)

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2003 amounts have been reclassified to conform to fiscal 2004 presentation. These reclassifications had no effect on net (loss) income or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

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


STOCK-BASED COMPENSATION
The Company accounts for employee stock options and employee restricted stock in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value. For stock options or restricted shares granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the related options or shares of restricted stock.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net (loss) income and net (loss) income per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


      1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PRO FORMA DISCLOSURES

         Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123 as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options using the fair value method of SFAS 123 as amended by SFAS 148.

         The Company's pro forma information follows (in thousands, except per share data):


                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                              ------------------------
                                                                   2003           2002
                                                              ------------------------
          Net (loss) income, as reported                        $ (8,084)     $  2,349

          Non-cash stock-based compensation included in net
             (loss) income                                         1,751         1,018
          Pro forma stock-based compensation cost                (17,007)      (23,011)
                                                              ------------------------
              Pro forma net (loss)                              $(23,340)     $(19,644)
                                                              ========================


          Basic net (loss) income per share, as reported        $  (0.04)     $   0.01
                                                              ========================
          Diluted net (loss) income per share, as reported      $  (0.04)     $   0.01
                                                              ========================
          Pro forma basic net (loss) per share                  $  (0.13)     $  (0.12)
                                                              ========================
          Pro forma diluted net (loss) per share                $  (0.13)     $  (0.12)
                                                              ========================

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       NET (LOSS) INCOME PER SHARE

The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):


                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                        2003         2002
                                                    -----------  ---------
Numerator for basic and diluted net
(loss) income per share:
         Net (loss) income                          ($    8,084)  $  2,349
                                                    ===========   ========

Denominator for basic net (loss) income
per share - weighted average shares                     184,032    167,938

Effect of dilutive securities:
         Stock options and warrants                          --      6,591
                                                    -----------   --------

Denominator for diluted net (loss) income
per share - adjusted weighted average
shares and assumed conversions                          184,032    174,529
                                                    ===========   ========


         Basic net (loss) income per share          ($     0.04)  $   0.01
                                                    ===========   ========


         Diluted net (loss) income per share        ($     0.04)  $   0.01
                                                    ===========   ========


In the computation of diluted net loss per share for the three months ended June 30, 2003 all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three months ended June 30, 2002 outstanding stock options to purchase approximately 8.9 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock during the quarter and the effect of their inclusion would have been anti-dilutive. The computation of diluted net
(loss) income per share for three months ended June 30, 2003 and 2002 similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive. The notes are convertible at a price of $45.09 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $35.50.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                            JUNE 30,    MARCH 31,
                                              2003         2003
                                         ----------    ---------
     Raw materials                         $ 14,191     $ 15,942
     Work in process                         27,262       30,174
     Finished goods                          37,957       29,672
                                           --------     --------
                                             79,410       75,788
     Inventory reserve                      (19,148)     (18,007)
                                           --------     --------
              Total inventories            $ 60,262     $ 57,781
                                           ========     ========



4.       OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized (losses) and gains on marketable securities, foreign currency translation adjustments and the change in fair value of a cash flow hedge related to the Company's synthetic lease. This amount is included as a separate component of shareholders' equity. The components of comprehensive
(loss) income, net of tax, are as follows for the periods presented (in thousands):

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       2003             2002
                                                   ---------        -----------
Net (loss) income                                   $(8,084)         $ 2,349
Comprehensive (loss) income:
   Change in fair value of cash flow hedge               --           (1,106)
   Unrealized (loss) gain on marketable securities      (38)              70
   Foreign currency                                      60               (2)
                                                   ---------          ---------
Comprehensive (loss) income                         $(8,062)         $ 1,311
                                                   =========          =========

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


5.       INCOME TAXES

Income tax expense for the first quarter of fiscal 2004 was $0.15 million representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for the first quarter of fiscal 2004 and 0% for the first quarter of fiscal 2003. The Company's overall tax rate for the first quarter of fiscal 2004 and 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At June 30, 2003, the Company had outstanding  net operating loss  carryforwards
(NOLs) for federal domestic tax purposes of approximately $85.8 million, which will expire in years 2022 -2025, if unused, and state losses of approximately $102.8 million, which will expire in years 2009-2025, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the close of the Company's acquisition of Resonext Communications, Inc. in December 2002. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code
Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $28.6 million related to domestic operating losses has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered this review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, in reaching the decision.

6.       COMMITMENTS

JAZZ SEMICONDUCTOR STRATEGIC RELATIONSHIP
The Company entered into a strategic relationship with Jazz Semiconductor,  Inc.
(Jazz). Under the arrangement, the Company obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz's silicon manufacturing processes. In addition, the Company will collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon radio frequency integrated circuits (RFICs). As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, $30.0 million of which was invested in October 2002 and $30.0 million of which is payable in the third quarter of fiscal 2004. The $30.0 million payable is recorded in other current liabilities net of the effective discount rate of one year LIBOR plus 1.0%.

STRATEGIC ALLIANCE WITH AGERE
The Company entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.4 million had been invested as of June 30, 2003. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. The Company currently does not intend to make any additional investments in equipment under this arrangement. The Company recently reopened discussions with Agere in order to resolve all remaining issues between the parties under the alliance documents, including the refund to the Company of amounts previously invested by it under its agreements with Agere. These discussions are at an early stage, and the Company currently cannot predict the outcome or financial or other effects of these discussions.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


7.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003.

For the promotion of strategic business objectives, the Company invests in and enters into arrangements with entities which may be VIEs. The Company is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any of the related entities. To date, the review has not identified any entity that would require consolidation. The Company expects to complete the review in the second quarter of fiscal 2004. Provided that the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is limited to the carrying amount of the investment in the entity.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" (SFAS
133), to provide more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in their entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective immediately to instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS 150 during the first quarter of fiscal 2004. Adoption of SFAS 150 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.


8.       SUBSEQUENT EVENTS

In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of the Company's common stock at an approximate conversion price of $7.63 per share. The trading value of the Company's stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method. As of August 4, 2003, the Company used a portion of the proceeds to repurchase $189.0 million of the $300.0 million aggregate principal amount of its 3.75% convertible subordinated notes due 2005. The Company will incur a non-cash charge of $2.4 million related to the repurchase for unaccreted discounts and unamortized issuance costs in the second quarter of fiscal 2004.

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

     o The risks associated with the operation of our molecular beam epitaxy facility, the operation of our test and tape and reel facilities, both foreign and domestic, and the operation of our wafer fabrication facilities;

     o Our ability to manage rapid growth and to attract and retain skilled personnel;

     o    Variability in production yields, raw material costs and availability;

     o    Dependence on a limited number of customers;

     o Dependence on our gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) products;

     o Our ability to reduce costs and improve margins by converting our second four-inch GaAs HBT wafer fabrication facility into a six-inch facility, improving yields, implementing innovative technologies and increasing capacity utilization;

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

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
                                                      2003          2002
                                                   ---------      ---------
Revenue                                              100.0%         100.0%

Operating costs and expenses:
         Cost of goods sold                           68.7           60.1
         Research and development                     23.8           22.2
         Marketing and selling                         7.8            8.1
         General and administrative                    3.5            4.1
         Other operating expenses                      0.4            0.7
                                                   ---------      ---------
Total operating costs and expenses                   104.2           95.2
                                                   ---------      ---------

(Loss) income from operations                         (4.2)           4.8

Other (expense) income:
         Interest income                               0.7            1.8
         Interest expense                             (2.6)          (4.4)
         Other, net                                    0.1           --
                                                   ---------      ---------
(Loss) income before income taxes                     (6.0)           2.2
Income tax expense                                     0.1           --
                                                   ---------      ---------
Net (loss) income                                     (6.1)%          2.2%
                                                   ---------      ---------

REVENUE
Revenue for the first quarter of fiscal 2004 increased 26.5% to $131.5 million, compared to $103.9 million for the same quarter in fiscal 2003. The increase year over year was due primarily to strong growth in power amplifier sales in response to demand from handset manufacturers. Revenues increased year over year despite continued pressure on average selling prices for modules and microwave monolithic integrated circuits (MMICs).

International shipments were $109.2 million and accounted for 83.1% of revenue in the first quarter of fiscal 2004, compared to $74.9 million, or 72.0% of revenue, in the first quarter of fiscal 2003. The international sales increase was primarily attributable to sales to customers located in Asia which totaled $68.8 million, or 52.3% of revenue, for the first quarter of fiscal 2004, compared to $45.7 million, or 43.9% of revenue, for the first quarter of fiscal 2003.

GROSS PROFIT
Gross profit for the three months ended June 30, 2003 decreased to $41.2 million, or 31.4% of revenue, compared to $41.4 million, or 39.9% of revenue, in the first quarter of the prior year. Fiscal 2004 gross profit percentages were impacted by the shift in product mix to modules, which have a lower overall average gross profit, than MMICs. Module sales for the three months ended June 30, 2003 represented 74% of our revenue compared to 48% for the three months ended June 30, 2002. The continued shift in our product mix to modules is being partially offset by the cost reduction efforts described below. Sequentially, gross profit for the three months ended June 30, 2003 increased to $41.2 million, or 31.4% of revenue, compared to $40.8 million, or 29.5% of revenue, in the fourth quarter of fiscal 2003.

We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. We expect continued declines in average selling prices and the shift in product mix for both devices and air standards to pressure gross profit margin. However, we have multiple cost reduction efforts underway intended to improve our gross profit margin, including conversion of our second four-inch GaAs HBT wafer fabrication facility into a six-inch facility, utilizing our strategic relationship with Jazz Semiconductor (Jazz) to obtain a committed, lower-cost source of supply for silicon wafers, achieving higher levels of product integration, successfully implementing test yield and assembly improvement plans, lowering assembly and other supply chain costs, and increasing our capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses in the first quarter of fiscal 2004 were $31.3 million, or 23.8% of revenue, compared to $23.1 million, or 22.2% of revenue, for the three months ended June 30, 2002. The increase year over year was primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. During the end of the third quarter of fiscal 2003, we merged with Resonext Communications, Inc., which contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. Spending on development wafers, mask sets and prototyping also increased as a result of continued module development and associated work on cost reductions and yield improvement techniques. We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the first quarter of fiscal 2004 were $10.3 million, compared to $8.4 million for the first quarter of fiscal 2003. The absolute dollar increase year over year in fiscal 2004 compared to fiscal 2003 was primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. The Resonext merger contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. Marketing and selling expenses as a percentage of revenue were 7.8% and 8.1% for the three months ended June 30, 2003 and 2002, respectively. The decrease as a percentage of revenues year over year in fiscal 2004 compared to fiscal 2003 is attributable to shifts in revenue from third party commission-based accounts to in-house accounts. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended June 30, 2003 were $4.6 million, or 3.5% of revenue, compared to $4.2 million, or 4.1% of revenue, for the quarter ended June 30, 2002. The year over year increase in absolute dollars was primarily due to bank charges for letters of credit expenses related to our expanded business in Asian markets, directors' compensation expenses related to the appointment of two new board members, and increased legal and audit fees related to our compliance with the Sarbanes-Oxley Act of 2002. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING EXPENSE
Other operating expense for the first quarter of fiscal 2004 was $0.5 million, compared to $0.7 million in the prior year. Other operating expense in the first quarter of fiscal 2004 was comprised of depreciation expense for assets held and used related to the Agere facility, and in the corresponding quarter of fiscal 2003 was comprised of start-up costs associated with our test and tape and reel facility in Beijing, China. The operating costs of the Beijing facility transitioned to cost of goods sold during the second quarter of fiscal 2003 once the facility was qualified for production and economic value was obtained.

The Resonext-related acquired in-process research and development was charged to expense in accordance with SFAS 141 in fiscal 2003. SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development projects were related to first- and second-generation products for 802.11a/b/g applications. The first-generation product is a two-chip combination of a transceiver and baseband/media access controller (MAC) chip that support the 802.11 a/b/g protocols, and the fair value of the in-process research and development associated with this project was estimated to be $6.2 million. The second-generation product is a two-chip combination of a transceiver with a baseband/MAC chip that supports the 802.11 a/b/g protocols and allows for variable frequencies, and the fair value of the in-process research and development associated with this project was estimated to be $4.3 million. The fair value of the acquired in-process research and development was estimated base on an analysis of the expected costs to develop the purchased in-process research and development into a commercially viable product, and cash flows resulting from the sale of the products developed as the result of the in-process research and development. The projected net cash flows obtained through this analysis were discounted using a present value factor of 19%. As of June 30, 2003, the estimated cost to complete the projects is approximately $20.0 to $25.0 million with an estimated completion date in the first quarter of fiscal 2005. Due to the unanticipated technical complexities, the completion date was extended and the original cost estimates were increased.

INTEREST INCOME
For the quarter ended June 30, 2003, interest income was $0.9 million, compared to $1.9 million for the same quarter for the prior year. Interest income decreased due to lower prevailing interest rates driven by the Federal Reserve cuts to the federal funds rate and lower cash and investment balances.

INTEREST EXPENSE
Interest expense was $3.5 million for the three months ended June 30, 2003, compared to $4.5 million for the first quarter of the prior year. The year over year decrease in fiscal 2004 resulted from the retirement of an interest rate swap arrangement in fiscal 2003.

INCOME TAX
Income tax expense for the first quarter of fiscal 2004 was $0.15 million representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for the first quarter of fiscal 2004 and 0% for the first quarter of fiscal 2003. Our overall tax rate for the first quarter of fiscal 2004 and 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At June 30, 2003, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $85.8 million, which will expire in years 2022 -2025, if unused, and state losses of approximately $102.8 million, which will expire in years 2009-2025, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with the close of our acquisition of Resonext Communications, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $28.6 million related to domestic operating losses has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. We considered this review, the timing of the reversal of our temporary differences and the expiration dates of the NOLs in reaching our conclusion.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and cash from operations. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of June 30, 2003, our working capital was $315.1 million, including $168.0 million in cash and cash equivalents, compared to working capital at March 31, 2003 of $315.1 million.

Operating activities for the first three months of fiscal 2004 generated $23.1 million in cash, compared to $21.4 million in the first three months of fiscal 2003. This year over year increase was primarily attributable to changes in inventory as cash used decreased $6.7 million. The year over year increase in cash provided by changes in inventories was partially offset by a decrease in net income of $10.4 million. Adjustments to reconcile net income (loss) for non-cash operating items increased cash provided from operating activities by $5.6 million year over year due primarily to increased depreciation and amortization expense in fiscal 2004.

Net cash used in investing activities for the three months ended June 30, 2003 was $19.4 million, compared to $6.0 million in the prior year. The year over year increase in cash used was primarily attributable to lower proceeds from maturities of securities available-for-sale of $48.8 million compared to $85.0 million in fiscal 2003.

Net cash used by financing activities for the three months ended June 30, 2003 was $0.02 million, compared to cash used of $0.02 million for the three months ended June 30, 2002.

COMMITMENTS
STRATEGIC RELATIONSHIP WITH JAZZ SEMICONDUCTOR. We entered into a strategic relationship with Jazz Semiconductor (Jazz) in October 2002, pursuant to which we agreed to invest approximately $60.0 million in Jazz. We transferred $30.0 million in cash to Jazz in the third quarter of fiscal 2003 and expect to pay the remaining $30.0 million in the third quarter of fiscal 2004. We currently have sufficient liquidity to pay the remaining $30.0 million.

STRATEGIC ALLIANCE WITH AGERE SYSTEMS, INC. We entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.4 million had been invested as of June 30, 2003. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. We currently do not intend to make any additional investments in equipment under this arrangement. We recently reopened discussions with Agere in order to resolve all remaining issues between the parties under the alliance documents, including the refund to us of amounts previously invested by it under its agreements with Agere. These discussions are at an early stage, and we currently cannot predict the outcome or financial or other effects of these discussions.

CONVERTIBLE DEBT In July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of our common stock at an approximate conversion price of $7.63 per share. The trading value of our stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million. Of that amount, we used $189.0 million to repurchase a portion of our 3.75% convertible subordinated notes due 2005, and we intend to use the remainder for general corporate purposes, including capital expenditures and working capital. In fiscal 2004, we expect to pay interest of $1.7 million on these notes.

During fiscal 2001, we completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The net proceeds from this offering were $291.3 million. As of August 4, 2003, we repurchased $189.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005 with proceeds from the offering of our 1.50% convertible subordinated notes due 2010. In fiscal 2004, we expect to pay interest of $7.0 million on these notes, of which we have already paid $2.8 million.

CAPITAL COMMITMENTS At June 30, 2003, we had long-term capital commitments of approximately $10.1 million, consisting of approximately $7.8 million for equipment related to the six-inch wafer conversion project, approximately $0.6 million for equipment related to our second fabrication facility, approximately $0.2 million for equipment related to our molecular beam epitaxy facility, approximately $0.2 million for equipment in our test and tape and reel facilities in Greensboro, North Carolina and Beijing, China, and the remainder for general corporate requirements.

FUTURE SOURCES OF FUNDING We expect to fund our commitments through a combination of cash on hand, capital leases and other forms of financing. Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of and demand for our products, volume pricing concessions, capital improvements to new and existing facilities, technological advances and our relationships with suppliers and customers. We believe our cash requirements will be adequately met from our most recent convertible note offering and cash from operations during fiscal 2004. However, if existing resources and cash from operations are not sufficient to meet our future requirements, or if we perceive favorable opportunities, we may seek additional debt or equity financing or additional credit facilities. We filed a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights. We do not have any current plans to issue any securities under this registration statement. We cannot be sure that any additional financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.


ITEM 4. CONTROL AND PROCEDURES

As of the end of the period covered by this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

On April 9, 2003, we issued an aggregate of 158,704 shares of common stock to 10 persons in connection with our acquisition of certain assets of Channel Technology, Inc., a Delaware corporation. All of the common stock issued in this transaction was issued in a non-public offering pursuant to an exemption from the Securities Act of 1933, as amended (the "Securities Act"), under Section 4(2) of the Securities Act. This offering was made without general solicitation or advertising to a limited number of purchasers who each made appropriate representations to the Company to ensure compliance with Section 4(2). We have filed a registration statement on Form S-3 covering the resale of such securities. All net proceeds from the resale of such securities will go to the selling shareholders who offer and sell their shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          31.1 Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended June 30, 2003, the Company furnished or filed the following reports on Form 8-K:

On June 26, 2003, we filed a Form 8-K to disclose pursuant to Item 5 the pricing of our offering of $230 million principal amount of 1.50% convertible subordinated notes due 2010 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

On June 25, 2003, we filed a Form 8-K to disclose pursuant to Item 5 that we intended to offer, subject to market and other conditions, $200 million aggregate principal amount of convertible subordinated notes due 2010 (plus an additional principal amount of up to $30 million at the option of the initial purchasers) in a private placement.

On April 22, 2003, we furnished a Form 8-K under Item 9 to disclose, pursuant to
Item 12, a press release announcing our results for the fiscal fourth quarter and year-ended March 31, 2003.

On April 7, 2003, we furnished a Form 8-K under Item 9 to disclose,  pursuant to
Item 12, a press release providing updated guidance for our fiscal 2003 fourth quarter, ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RF Micro Devices, Inc.
     Dated:  August 12, 2003

                                       /S/ WILLIAM A. PRIDDY, JR.
                                       ---------------------------
                                       WILLIAM A. PRIDDY, JR.
                                     Chief Financial Officer and
                                Corporate Vice President of Administration




    Dated:  August 12, 2003

                                       /S/ BARRY D. CHURCH
                                       ---------------------------
                                       BARRY D. CHURCH
                              Vice President and Corporate Controller
                                  (Principal Accounting Officer)