Form 10-Q
period 2003-09-27
RF MICRO DEVICES INC
filed 2003-11-12
CIK 911160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

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


                               7628 THORNDIKE ROAD
                      GREENSBORO, NORTH CAROLINA 27409-9421
         ----------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


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


As of November 5, 2003, there were 185,468,127 shares of the registrant's common stock outstanding. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes      X       No
                                    -----            -----

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  PAGE


                  CONDENSED  CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER
                  30, 2003 AND MARCH 31, 2003.............................

                  CONDENSED  CONSOLIDATED  STATEMENTS  OF INCOME FOR THE
                  THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002..........

                  CONDENSED  CONSOLIDATED  STATEMENTS  OF INCOME FOR THE
                  SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002............

                  CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR
                  THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002........

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



PART II - OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

PART I - FINANCIAL INFORMATION
ITEM 1.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      SEPTEMBER 30,                  MARCH 31,
                                                                          2003                         2003
                                                                ----------------------       ----------------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                           $ 198,034                  $ 164,422
     Short-term investments                                                112,781                     92,187
     Accounts receivable, net of allowances of $1,453 at
       September 30, 2003 and $1,078 at March 31, 2003                      80,733                     66,849
     Inventories (NOTE 3)                                                   52,457                     57,781
     Recoverable income tax                                                   --                        6,330
     Other current assets                                                    6,725                      5,052
                                                                         ---------                  ---------
         Total current assets                                              450,730                    392,621

Property and equipment, net of accumulated depreciation of $156,305 at
    September 30, 2003 and $128,968 at March 31, 2003                      300,924                    312,013
Goodwill                                                                   110,006                    110,006
Long-term investments                                                       63,610                     59,440
Intangible assets, net of amortization of $9,663 at
    September 30, 2003 and $6,073 at March 31, 2003                         53,454                     56,486
Other non-current assets                                                     1,985                      2,259
                                                                         ---------                  ---------
         Total assets                                                    $ 980,709                  $ 932,825
                                                                         =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $  34,568                  $  26,694
     Accrued liabilities                                                    18,805                     20,185
     Other current liabilities, net                                         30,187                     30,661
                                                                         ---------                  ---------
         Total current liabilities                                          83,560                     77,540

Long-term debt, net of unamortized discount of $5,983 as of September
     30, 2003 and $4,135 as of March 31, 2003                              324,017                    295,865
Other long-term liability                                                    4,814                      2,020
                                                                         ---------                  ---------
         Total liabilities                                                 412,391                    375,425

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized; no shares
     issued and outstanding                                                   --                         --
   Common stock, no par value; 500,000 shares authorized; 184,841 and
     183,958 shares issued and outstanding at September 30, 2003 and
     March 31, 2003, respectively                                          444,651                    441,077
   Additional paid-in capital                                               76,957                     73,454
   Deferred compensation                                                   (18,312)                   (18,700)
   Accumulated other comprehensive income, net of tax (NOTE 5)                 225                         95
   Retained earnings                                                        64,797                     61,474
                                                                         ---------                  ---------
         Total shareholders' equity                                        568,318                    557,400
                                                                         ---------                  ---------

         Total liabilities and shareholders' equity                      $ 980,709                  $ 932,825
                                                                         =========                  =========

See accompanying Notes to Condensed Consolidated Financial Statements





                 RF MICRO DEVICES, INC. AND SUBSIDIARIES


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                               (Unaudited)



                                                                              THREE MONTHS ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                            2003                2002
                                                                      -------------       -------------

Total revenue                                                            $ 163,464           $ 119,735

Operating costs and expenses:
     Cost of goods sold                                                     99,653              73,738
     Research and development                                               30,568              22,570
     Marketing and selling                                                  11,437               8,732
     General and administrative                                              5,219               4,777
     Other operating expenses                                                  527                 611
                                                                         ---------           ---------
Total operating costs and expenses                                         147,404             110,428
                                                                         ---------           ---------
Income from operations                                                      16,060               9,307

Other (expense) income:
     Interest income                                                           722               1,624
     Interest expense                                                       (5,137)             (4,456)
     Other (expense) income, net                                               (55)                 44
                                                                         ---------           ---------

Income before income taxes                                                  11,590               6,519

Income tax expense   (NOTE 6)                                                  183                  34
                                                                         ---------           ---------
Net income                                                               $  11,407           $   6,485
                                                                         =========           =========

Net income per share (NOTE 2):
     Basic                                                               $    0.06           $    0.04
     Diluted                                                             $    0.06           $    0.04

Weighted average shares outstanding used in per share calculation:
     Basic                                                                 184,363             168,551
     Diluted                                                               219,238             173,199

See accompanying Notes to Condensed Consolidated Financial Statements




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                                      SIX MONTHS ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                                  2003                 2002
                                                                           ----------------       ---------------

Total revenue                                                                   $ 294,985           $ 223,677

Operating costs and expenses:
     Cost of goods sold                                                           189,936             136,242
     Research and development                                                      61,903              45,621
     Marketing and selling                                                         21,734              17,146
     General and administrative                                                     9,771               8,977
     Other operating expenses                                                       1,054               1,353
                                                                                ---------           ---------
Total operating costs and expenses                                                284,398             209,339
                                                                                ---------           ---------
Income from operations                                                             10,587              14,338

Other (expense) income:
     Interest income                                                                1,599               3,492
     Interest expense                                                              (8,615)             (8,952)
     Other income (expense), net                                                       84                  27
                                                                                ---------           ---------

Income before income taxes                                                          3,655               8,905
                                                                                ---------           ---------

Income tax expense   (NOTE 6)                                                         332                  71
                                                                                ---------           ---------
Net income                                                                      $   3,323           $   8,834
                                                                                =========           =========

Net income per share (NOTE 2):
     Basic                                                                      $    0.02           $    0.05
     Diluted                                                                    $    0.02           $    0.05

Weighted average shares outstanding used in per share calculation:
     Basic                                                                        184,271             168,246
     Diluted                                                                      189,041             173,866


See accompanying Notes to Condensed Consolidated Financial Statements




                 RF MICRO DEVICES, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)
                                                                                                  SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                                                              2003                 2002
                                                                                         --------------      --------------
Cash flows from operating activities:
Net income                                                                                 $   3,323           $   8,834
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                             28,024              19,655
     Amortization                                                                             12,311               4,975
     Loss on disposal of assets, net                                                             142                 861
     Other                                                                                       169                (102)
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                            (13,883)             (6,423)
         Inventories                                                                           5,130             (22,555)
         Recoverable income taxes                                                              6,330               4,457
         Other assets                                                                         (1,465)                973
         Accounts payable and accrued liabilities                                              6,451               8,510
         Other liabilities                                                                     3,250                  41
                                                                                           ---------           ---------
Net cash provided by operating activities                                                     49,782              19,226

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                                    (17,603)            (26,069)
     Proceeds from maturities of securities available for sale                                92,180             172,987
     Purchase of securities available for sale                                              (113,832)           (152,131)
     Purchase of non-public investment                                                        (4,000)               --
                                                                                           ---------           ---------
Net cash used in investing activities                                                        (43,255)             (5,213)

Cash flows from financing activities:
     Proceeds from exercise of options                                                         2,692               2,652
     Proceeds from 1.50% convertible subordinated notes, net                                 224,781                --
     Repurchase of 3.75% convertible subordinated notes                                     (200,000)               --
     Repayment of capital lease obligations                                                     (427)             (2,153)
                                                                                           ---------           ---------
Net cash provided by financing activities                                                     27,046                 499
                                                                                           ---------           ---------

Net increase in cash and cash equivalents                                                     33,573              14,512
Effect of exchange rate changes on cash                                                           39                  22
Cash and cash equivalents at the beginning of the period                                     164,422             157,648
                                                                                           ---------           ---------
Cash and cash equivalents at the end of the period                                         $ 198,034           $ 172,182
                                                                                           =========           =========

Non-cash investing and financing activities:
   Issuance of restricted stock                                                            $   3,542           $    --
   Non-cash stock purchase for assets                                                            842                --
   Other comprehensive income (loss), net of tax                                                 129              (2,561)

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

The Company's pro forma information follows (in thousands, except per share data):


                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                               -----------------------     -----------------------
                                                  2003          2002          2003          2002
                                               --------     ----------     ---------    ----------
Net income, as reported                        $ 11,407     $   6,485      $  3,323      $  8,834

Non-cash stock-based compensation included
   in net income                                  2,140         1,018         3,891         2,035
Pro forma stock-based compensation cost         (17,825)      (22,072)      (34,920)      (45,154)
                                               ----------  -----------     ---------    ----------
    Pro forma net (loss)                       $ (4,278)    $ (14,569)     $(27,706)     $(34,285)
                                               ==========  ===========     =========    ==========


Basic net income per share, as reported        $   0.06     $    0.04      $   0.02     $    0.05
                                               ==========  ===========     =========    ==========

Diluted net income per share, as reported      $   0.06     $    0.04      $   0.02     $    0.05
                                               ==========  ===========     =========    ==========

Pro forma basic net (loss) per share           $  (0.02)    $   (0.09)     $  (0.15)    $   (0.20)
                                               ==========  ===========     =========    ==========

Pro forma diluted net (loss) per share         $  (0.02)    $   (0.09)     $  (0.15)    $   (0.20)
                                               ==========  ===========     =========    ==========



RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       NET INCOME PER SHARE

The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted net income per share (in thousands, except per share data):


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                      ----------------------------        -----------------------------
                                                          2003              2002              2003             2002
                                                      ------------    ------------        -------------    ------------
Numerator for basic and diluted net income per
share:
Net income available to common shareholders -
Numerator for basic                                     $ 11,407          $  6,485          $  3,323          $  8,834
Plus: Income impact of assumed conversions
     Interest on 1.50% convertible notes                     990              --                --                --
                                                        --------          --------          --------          --------
Net income plus assumed conversion - Numerator
for diluted                                             $ 12,397          $  6,485          $  3,323          $  8,834
                                                        ========          ========          ========          ========

Denominator for basic net income per share -
weighted average shares                                  184,363           168,551           184,271           168,246

Effect of dilutive securities:
     Stock options                                         5,783             4,648             4,770             5,620
     Assumed conversion 1.50%
convertible                                               29,092              --                --                --
notes
                                                        --------          --------          --------          --------

Denominator for diluted net income per share -
adjusted weighted average shares and assumed
conversions                                              219,238           173,199           189,041           173,866
                                                        ========          ========          ========          ========

         Basic net income per share                     $   0.06          $   0.04          $   0.02          $   0.05
                                                        ========          ========          ========          ========

         Diluted net income per share                   $   0.06          $   0.04          $   0.02          $   0.05
                                                        ========          ========          ========          ========


In the computation of diluted net income per share for the three months ended September 30, 2003 and 2002 and the six months ended September 30, 2003 and 2002, outstanding stock options to purchase approximately 13.2 million shares,
13.7 million shares, 15.0 million shares and 11.3 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. The computation of diluted net income per share for three months and six months ended September 30, 2003 and 2002 similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive. The computation assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months ended September 30, 2003, but did not assume the conversion of such notes for the six months ended September 30, 2003 because the inclusion would have been anti-dilutive. The 3.75% notes are convertible at a price of $45.085 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $35.50. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                               SEPTEMBER 30,        MARCH 31,
                                                   2003               2003
                                                 --------           --------
         Raw materials                           $ 14,166           $ 15,942
         Work in process                           28,799             30,174
         Finished goods                            27,714             29,672
                                                 --------           --------
                                                   70,679             75,788
         Inventory reserve                        (18,222)           (18,007)
                                                 --------           --------
                  Total inventories              $ 52,457           $ 57,781
                                                 ========           ========


4.       LONG-TERM DEBT

In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of the Company's common stock at an approximate conversion price of $7.63 per share. The trading value of the Company's stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method. During the second quarter, the Company used a portion of the proceeds to repurchase $200.0 million of the $300.0 million aggregate principal amount of its 3.75% convertible subordinated notes due 2005. The Company recorded a non-cash charge of $2.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in the second quarter of fiscal 2004.

The Company's 3.75% convertible subordinated notes had a fair value of $99.5 million and the 1.50% convertible subordinated notes had a fair value of $316.5 million as of September 30, 2003, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.


5.       OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of accumulated unrealized (losses) and gains on marketable securities, foreign currency translation adjustments and the change in fair value of a cash flow hedge related to the Company's synthetic lease. This amount is included as a separate component of shareholders' equity. The components of comprehensive income, net of tax, are as follows for the periods presented (in thousands):

                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ---------------------------          ---------------------------
                                                               2003               2002              2003               2002
                                                            --------           --------           --------          --------
Net  income                                                 $ 11,407           $  6,485           $  3,323          $  8,834
Comprehensive income, net of tax
   Change in fair value of cash flow hedge                        --             (1,167)                --            (2,273)
   Unrealized gain (loss) on marketable securities               113               (396)                75              (326)
   Foreign currency                                               (6)                40                 54                38
Comprehensive income, net of tax                            $ 11,514           $  4,962           $  3,452          $  6,273
                                                            ========           ========           ========          ========

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


6.       INCOME TAXES

Income tax expense for the second quarter of fiscal 2004 was $0.2 million and $0.3 million for the three and six months ended September 30, 2003, representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for both the second quarter of fiscal 2004 and the second quarter of fiscal 2003. The Company's overall tax rate for the second quarter of fiscal 2004 and 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At  September  30,  2003,  the  Company  had   outstanding  net  operating  loss
carryforwards (NOLs) for federal domestic tax purposes of approximately $70.7 million, which will expire in years 2022 -2025, if unused, and state losses of approximately $87.7 million, which will expire in years 2009-2025, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the close of the Company's acquisition of Resonext Communications, Inc. in December 2002. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code
Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $20.7 million related to domestic operating losses has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered this review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, in reaching the decision.


7.       COMMITMENTS

JAZZ SEMICONDUCTOR STRATEGIC RELATIONSHIP
The Company entered into a strategic relationship with Jazz Semiconductor,  Inc.
(Jazz) in October 2002. The Company will collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon radio frequency integrated circuits (RFICs). As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, $30.0 million of which was invested in October 2002 and $30.0 million of which is payable in the third quarter of fiscal 2004. The $30.0 million payable is recorded in other current liabilities net of the effective discount rate of one year LIBOR plus 1.0%.

STRATEGIC ALLIANCE WITH AGERE

The Company entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.4 million had been invested as of September 30, 2003. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere's Orlando facility, the parties suspended further performance under the agreements. The Company does not intend to make any additional investments in equipment under this arrangement. The Company recently contacted and met with representatives of Agere in order to attempt to resolve all remaining issues between the parties under the alliance documents. Based on the preliminary nature of these discussions, the Company currently cannot predict the outcome or financial or other effects of this matter.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


8.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Effective October 9, 2003, the FASB issued a Staff Position (FSP) FIN 46-6 that defers the application of this interpretation to interests in potential variable interest entities, if the VIE was created prior to February 1, 2003 and the Company has not issued financial statements reporting interests in variable interest entities in accordance with FIN 46 until the end of periods ending after December 15, 2003.

For the promotion of strategic business objectives, the Company invests in and enters into arrangements with entities which may be VIEs. The Company is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any of the related entities. To date, the review has not identified any entity that would require consolidation. The Company expects to complete the review in the third quarter of fiscal 2004 as required by FIN 46-6. Provided that the Company is not determined to be the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is limited to the carrying amount of the investment in the entity.

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

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                            2003                2002                2003              2002
                                                      --------------      --------------      --------------    -------------
       Revenue                                              100.0%              100.0%              100.0%            100.0%

       Operating costs and expenses:
                Cost of goods sold                           61.0                61.6                64.3              60.9
                Research and development                     18.7                18.8                21.0              20.4
                Marketing and selling                         7.0                 7.3                 7.4               7.7
                General and administrative                    3.2                 4.0                 3.3               4.0
                Other operating expenses                      0.3                 0.5                 0.4               0.6
                                                      --------------      --------------      --------------    -------------
       Total operating costs and expenses                    90.2                92.2                96.4              93.6
                                                      --------------      --------------      --------------    -------------

       Income from operations                                 9.8                 7.8                 3.6               6.4

       Other (expense) income:
                Interest income                               0.4                 1.3                 0.5               1.6
                Interest expense                             (3.1)               (3.7)               (2.9)             (4.0)
                Other, net                                    -                     -                   -               -
                                                      --------------      --------------      --------------    -------------
       Income before income taxes                             7.1                 5.4                 1.2               4.0
       Income tax expense                                     0.1                   -                 0.1               -
                                                      --------------      --------------      --------------    -------------
       Net income                                             7.0%                5.4%                1.1%              4.0%
                                                      ==============      ==============      ==============    =============


REVENUE
Revenue for the second quarter of fiscal 2004 increased 36.5% to $163.5 million, compared to $119.7 million for the same quarter in fiscal 2003. For the six months ended September 30, 2003, revenue increased 31.9% to $295.0 million, compared to $223.7 million for the same period in fiscal 2003. The increases year over year were due primarily to strong growth in demand from handset manufacturers and market share gains for our power amplifier products. Revenues increased year over year despite continued pressure on average selling prices.

International shipments were $132.3 million and accounted for 80.9% of revenue in the second quarter of fiscal 2004, compared to $94.0 million, or 78.5% of revenue, in the second quarter of fiscal 2003. For the six months ended September 30, 2003 international shipments were $241.5 million, or 81.9% of revenue, up from $168.9, or 75.5% of revenue, for the six months ended September 30, 2002. The international sales increase was primarily attributable to sales to customers located in Asia which totaled $92.3 million, or 56.5% of revenue, for the second quarter of fiscal 2004, compared to $62.3 million, or 52.1% of revenue, for the second quarter of fiscal 2003. Year-to-date shipments to Asia totaled $161.1 million, or 54.6% of revenue, in fiscal 2004 and $108.0 million, or 48.3% of revenue, in fiscal 2003.

GROSS  PROFIT
Gross profit for the three months ended September 30, 2003 increased to $63.8 million, or 39.0% of revenue, compared to $46.0 million, or 38.4% of revenue, in the second quarter of the prior year. For the six months ended September 30, 2003, gross profit increased to $105.0 million, or 35.7% of revenue, compared to $87.4 million, or 39.1% of revenue, for the same period ended September 30, 2002. The gross profit percentage increase in the second quarter of fiscal 2004 compared to the same quarter in fiscal 2003 was primarily due to our cost reduction efforts consisting of test and assembly yield improvements, material cost reductions and capacity utilization. The gross profit percentage decreased for the six months ended September 30, 2003 compared to the six months ended September 30, 2002 as we continue to shift product mix from MMICs to modules, which have a lower overall average gross profit than MMICs. Module sales for the six months ended September 30, 2003 represented 75% of our revenue compared to 50% for the six months ended September 30, 2002. Our year to date gross profit percentage was partially offset by the cost reduction efforts described below.

We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. We expect continued declines in average selling prices to pressure gross profit margin. However, we have multiple cost reduction efforts underway intended to improve our gross profit margin, including conversion of our second four-inch GaAs HBT wafer fabrication facility into a six-inch facility, utilizing our strategic relationship with Jazz Semiconductor
(Jazz) to obtain a committed, lower-cost source of supply for silicon wafers, achieving higher levels of product integration, successfully implementing test yield and assembly improvement plans, lowering assembly and other supply chain costs, and increasing our capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses in the second quarter of fiscal 2004 were $30.6 million, or 18.7% of revenue, compared to $22.6 million, or 18.8% of revenue, in the second quarter of fiscal 2003. For the six months ended September 30, 2003, research and development expenses were $61.9 million, or 21.0% of revenue, compared to $45.6 million, or 20.4% of revenue, for the same period in fiscal 2003. The increase year over year was primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. During the end of the third quarter of fiscal 2003, we merged with Resonext Communications, Inc., which contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. The year over year investment increases are also focused on product innovation related to our POLARIS (TM) family of cellular transceivers, wireless local area networks (WLAN), next generation power amplifiers, global positioning system (GPS) and infrastructure products. We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the second quarter of fiscal 2004 were $11.4 million, or 7.0% of revenue, compared to $8.7 million, or 7.3% of revenue, for the second quarter of fiscal 2003. For the six months ended September 30, 2003, marketing and selling expenses increased to $21.7 million, or 7.4% of revenue, compared to $17.1 million, or 7.7% of revenue, for the six months ended September 30, 2002. The absolute dollar increase year over year in fiscal 2004 compared to fiscal 2003 was primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. The
Resonext merger contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. The year over year increases were partially offset by a decrease in commission expense in fiscal 2004 compared to fiscal 2003, which is attributable to shifts in revenue from third party commission-based accounts to in-house accounts. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended September 30, 2003 were $5.2 million, or 3.2% of revenue, compared to $4.8 million, or 4.0% of revenue, for the quarter ended September 30, 2002. For the six months ended September 30, 2003, general and administrative expenses were $9.8 million, or 3.3% of revenue, compared to $9.0 million, or 4.0% of revenue, in the same period last fiscal year. The year over year increases in absolute dollars were primarily due to bank charges for letters of credit expenses related to our expanded business in Asian markets, directors' compensation expenses related to the appointment of two new board members, and increased legal and audit fees related to our compliance with the Sarbanes-Oxley Act of 2002. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING EXPENSE
Other operating expense for the second quarter of fiscal 2004 was $0.5 million, compared to $0.6 million in the prior year. For the six months ended September 30, 2003, other operating expense was $1.1 million, compared to $1.4 million for the same period in fiscal 2002. Other operating expense in the second quarter of fiscal 2004 and for the six months ended September 30, 2003 was comprised of depreciation expense for assets held and used related to the Agere facility. Other operating expense in the corresponding periods of fiscal 2003 was comprised of start-up costs associated with our test and tape and reel facility in Beijing, China. The operating costs of the Beijing facility transitioned to cost of goods sold during the second quarter of fiscal 2003 once the facility was qualified for production and economic value was obtained.

The Resonext-related acquired in-process research and development was charged to expense in accordance with SFAS 141 in fiscal 2003. SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development projects were related to first- and second-generation products for 802.11a/b/g applications. The first-generation product is a two-chip combination of a transceiver and baseband/media access controller (MAC) chip that supports the 802.11 a/b/g protocols, and the fair value of the in-process research and development associated with this project was estimated to be $6.2 million. The second-generation product is a two-chip combination of a transceiver with a baseband/MAC chip that supports the 802.11 a/b/g protocols and allows for variable frequencies, and the fair value of the in-process research and development associated with this project was estimated to be $4.3 million. The fair value of the acquired in-process research and development was estimated based on an analysis of the expected costs to develop the purchased in-process research and development into a commercially viable product, and cash flows resulting from the sale of the products developed as the result of the in-process research and development. The projected net cash flows obtained through this analysis were discounted using a present value factor of 19%.

The first generation product is expected to be completed in the first quarter of fiscal 2005. The estimated cost to complete the first generation project is approximately $4.0 to $5.0 million as of September 30, 2003. The second generation product efforts have been discontinued, and, accordingly, no additional expenditures will occur for this project. The second generation product effort was discontinued due to changing market requirements and a new broader product development effort is under way. The new product development effort builds off of the first generation products, and we estimate an additional investment of $10.0 million to $11.0 million as of September 30, 2003. We expect to complete the new project by the first quarter 2005.

INTEREST INCOME
For the quarter ended September 30, 2003, interest income was $0.7 million, compared to $1.6 million for the same quarter for the prior year. Interest income for the six months ended September 30, 2003 and 2002 was $1.6 million and $3.5 million, respectively. Interest income decreased due to lower prevailing interest rates driven by the Federal Reserve cuts to the federal funds rate and lower cash and investment balances.

INTEREST EXPENSE
Interest expense was $5.1 million for the three months ended September 30, 2003, compared to $4.5 million for the second quarter of the prior year. Interest expense for the six months ended September 30, 2003 and 2002 was $8.6 million and $9.0 million, respectively. The fiscal 2004 second quarter increase over fiscal 2003 second quarter resulted from a non-cash charge for unaccreted discounts and unamortized issuance cost of $2.6 million related to the repurchase of $200.0 million principal amount of our 3.75% convertible subordinated notes. The retirement of an interest rate swap arrangement in fiscal 2003 offset the fiscal 2004 second quarter increase and decreased year to date interest expense for the six months ended September 30, 2003 compared to the six months ended September 30, 2002.

INCOME TAX
Income tax expense for the second quarter of fiscal 2004 was $0.2 million representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for the second quarter of fiscal 2004 and 0% for the second quarter of fiscal 2003. Our effective tax rate was 9.1% for the six months ended September 30, 2003 compared to a 0.8% effective tax benefit for the same period in fiscal 2003. Our overall tax rate for the three months and six months ended September 30, 2003 and 2002 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At September  30, 2003, we had  outstanding  net  operating  loss  carryforwards
(NOLs) for federal domestic tax purposes of approximately $70.7 million, which will expire in years 2022 -2025, if unused, and state losses of approximately $87.7 million, which will expire in years 2009-2025, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with the close of our acquisition of Resonext Communications, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $20.7 million related to domestic operating losses has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. We considered this review, the timing of the reversal of our temporary differences and the expiration dates of the NOLs in reaching our conclusion.


LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and cash from operations. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of September 30, 2003, our working capital was $367.2 million, including $198.0 million in cash and cash equivalents, compared to working capital at March 31, 2003 of $315.1 million.

Operating activities for the first six months of fiscal 2004 generated $49.8 million in cash, compared to $19.2 million in the first six months of fiscal 2003. This year over year increase was primarily attributable to changes in inventory as cash used decreased $27.7 million. Cash used in accounts receivable increased to $13.9 million for the first six months of fiscal 2004, compared to $6.4 million in the first six months of fiscal 2003 due to an increase in revenue, which partially offset the inventory increase. Adjustments to reconcile net income for non-cash operating items increased cash provided from operating activities by $15.3 million year over year due primarily to increased depreciation and amortization expense in fiscal 2004.

Net cash used in investing activities for the six months ended September 30, 2003 was $43.3 million, compared to $5.2 million in the prior year. The year over year increase in cash used was primarily attributable to lower proceeds from maturities of securities available-for-sale of $92.2 million compared to $173.0 million in fiscal 2003.

Net cash provided by financing activities for the six months ended September 30, 2003 was $27.0 million, compared to cash provided of $0.5 million for the six months ended September 30, 2002. The year over year increase in cash provided was due to the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million principal amount of our $300.0 million 3.75% convertible subordinated notes due 2005.

COMMITMENTS
STRATEGIC RELATIONSHIP WITH JAZZ SEMICONDUCTOR. We entered into a strategic relationship with Jazz Semiconductor (Jazz) in October 2002, pursuant to which we agreed to invest approximately $60.0 million in Jazz. We transferred $30.0 million in cash to Jazz in the third quarter of fiscal 2003 and paid the remaining $30.0 million in the third quarter of fiscal 2004.

STRATEGIC ALLIANCE WITH AGERE SYSTEMS, INC. We entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.4 million had been invested as of September 30, 2003. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere's Orlando facility, the parties suspended further performance under the agreement. We do not intend to make any additional investments in equipment under this arrangement. We recently contacted and met with representatives of Agere in order to attempt to resolve all remaining issues between the parties under the alliance documents. Based on the preliminary nature of these discussions, we currently cannot predict the outcome or financial or other effects of this matter.

CONVERTIBLE DEBT In July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of our common stock at an approximate conversion price of $7.63 per share. The trading value of our stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million. Of that amount, we used $200.0 million to repurchase a portion of our 3.75% convertible subordinated notes due 2005, and we intend to use the remainder for general corporate purposes, including capital expenditures and working capital. In fiscal 2004, we expect to pay interest of $1.7 million on these notes.

During fiscal 2001, we completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The net proceeds from this offering were $291.3 million. During the second quarter of fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005 with proceeds from the offering of our 1.50% convertible subordinated notes due 2010. As of September 30, 2003, we expect to pay interest of $1.9 million on the remaining $100.0 million convertible subordinated notes, which has not been paid. During fiscal 2004, we have already paid $4.9 million related to the repurchased notes and semi-annual payment.

CAPITAL COMMITMENTS At September 30, 2003, we had long-term capital commitments of approximately $7.8 million, consisting of approximately $5.6 million for equipment related to the six-inch wafer conversion project, approximately $0.6 million for equipment in our test and tape and reel facilities in Greensboro, North Carolina and Beijing, China, and the remainder for general corporate requirements.

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



PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities

In July, 2003, we sold $230.0 million principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into approximately 30.1 million shares of our common stock at a rate of 131.0685 shares of common stock per $1,000 principal amount of notes. The notes were sold to initial purchasers, who in turn sold them to qualified institutional buyers, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, and may be resold to qualified institutional buyers on the PORTAL market. We filed a registration statement on Form S-3 relating to the resale of the notes and the common stock into which the notes are convertible with the Securities and Exchange Commission on August 22, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 22, 2003. At the meeting, our shareholders elected eight directors for one-year terms and until their successors are duly elected and qualified, approved the adoption of the 2003 Stock Incentive Plan and ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2004. Votes cast by our shareholders at the meeting were as follows:

          NOMINEES FOR DIRECTOR                 SHARES VOTED IN FAVOR    SHARES WITHHELD
--------------------------------                ---------------------    ---------------
Robert A. Bruggeworth                                150,408,964            1,732,364
David A. Norbury                                     150,332,592            1,808,736
William J. Pratt                                     150,350,057            1,791,271
Daniel A. DiLeo                                      147,491,736            4,649,592
Frederick J. Leonberger                              148,531,506            3,609,822
Albert E. Paladino                                   147,555,989            4,585,339
Erik H. van der Kaay                                 147,532,389            4,608,939
Walter H. Wilkinson, Jr                              147,556,235            4,585,093


Approval of adoption of the 2003 Stock Incentive Plan:

          SHARES VOTED IN FAVOR                 SHARES VOTED AGAINST    SHARES ABSTAINING
--------------------------------                ---------------------    ---------------
               47,208,694                             11,488,390              370,672



Ratification of appointment of Ernst & Young LLP:
          SHARES VOTED IN FAVOR                 SHARES VOTED AGAINST    SHARES ABSTAINING
--------------------------------                ---------------------    ---------------
               148,770,077                             3,053,975              317,276

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

     4.1  Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010
          (incorporated   by   reference   to  Exhibit  4.6  to  the   Company's
          Registration Statement on Form S-3 (File No. 333-108141)).

     4.2 Indenture dated as of July 1, 2003 between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to
          Exhibit 4.7 to the Company's Registration Statement on Form S-3 (File No. 333-108141)).

     4.3 Registration Rights Agreement dated as of July 1, 2003 by and among the Company and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 (File No. 333-108141)).

     10.1 Change of Control Agreement, dated June 9,2003, between RF Micro Devices, Inc. and Steven E. Creviston*

     10.2 Form Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

     10.3 Form Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

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

     * Executive compensation plan or agreement

(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company furnished or filed the following reports on Form 8-K:

On July 15, 2003, we furnished a Form 8-K under Item 9 to disclose,  pursuant to
Item 12, a press release announcing our results for the fiscal 2004 first quarter ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RF Micro Devices, Inc.
     Dated:  November 11, 2003

                                             /S/ WILLIAM A. PRIDDY, JR.
                                           ------------------------------
                                               WILLIAM A. PRIDDY, JR.
                                            Chief Financial Officer and
                                     Corporate Vice President of Administration




    Dated:  November 11, 2003

                                                /S/ BARRY D. CHURCH
                                           ------------------------------
                                                  BARRY D. CHURCH
                                      Vice President and Corporate Controller
                                           (Principal Accounting Officer)