Form 10-Q
period 2004-01-03
RF MICRO DEVICES INC
filed 2004-02-17
CIK 911160

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 2004

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


As of February 9, 2004, there were 185,808,476 shares of the registrant's common stock outstanding. Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes      X       No
                                    -----            -----

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   PAGE


                  CONDENSED  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                  2003 AND MARCH 31, 2003......................................3

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE
                  MONTHS ENDED DECEMBER 31, 2003 AND 2002......................4

                  CONDENSED CONSOLIDATED  STATEMENTS OF INCOME FOR THE NINE
                  MONTHS ENDED DECEMBER 31, 2003 AND 2002......................5

                  CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002.................6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................14


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......21


ITEM 4.       CONTROLS AND PROCEDURES.........................................21



PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K................................21




PART I - FINANCIAL INFORMATION
ITEM 1.

                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         DECEMBER 31,          MARCH 31,
                                                                                             2003                2003
                                                                                        -------------       ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                             $ 192,021          $ 164,422
     Short-term investments                                                                  115,713             92,187
     Accounts receivable, net of allowances of $1,641 at
       December 31, 2003 and $1,078 at March 31, 2003                                         88,000             66,849
     Inventories (NOTE 4)                                                                     57,055             57,781
     Recoverable income tax                                                                     --                6,330
     Other current assets                                                                      8,639              5,052
                                                                                           ---------          ---------
         Total current assets                                                                461,428            392,621

Property and equipment, net of accumulated depreciation of $170,790 at
    December 31, 2003 and $128,968 at March 31, 2003                                         296,503            312,013
Goodwill                                                                                     110,006            110,006
Long-term investments                                                                         63,954             59,440
Intangible assets, net of amortization of $11,377 at
    December 31, 2003 and $6,073 at March 31, 2003                                            51,740             56,486
Other non-current assets                                                                       1,960              2,259
                                                                                           ---------          ---------
         Total assets                                                                      $ 985,591          $ 932,825
                                                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $  34,198          $  26,694
     Accrued liabilities                                                                      23,016             20,185
     Other current liabilities, net                                                              223             30,661
                                                                                           ---------          ---------
         Total current liabilities                                                            57,437             77,540

Long-term debt, net of unamortized discount of $5,671 as of
     December 31, 2003 and $4,135 as of March 31, 2003                                       324,329            295,865
Other long-term liabilities                                                                    4,373              2,020
                                                                                           ---------          ---------
         Total liabilities                                                                   386,139            375,425

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized; no shares
     issued and outstanding                                                                     --                 --
   Common stock, no par value; 500,000 shares authorized; 185,734 and
     183,958 shares issued and outstanding at December 31, 2003 and
     March 31, 2003, respectively                                                            446,276            441,077
   Additional paid-in capital                                                                 76,957             73,454
   Deferred compensation                                                                     (16,287)           (18,700)
   Accumulated other comprehensive income, net of tax (NOTE 6)                                   465                 95
   Retained earnings                                                                          92,041             61,474
                                                                                           ---------          ---------
         Total shareholders' equity                                                          599,452            557,400
                                                                                           ---------          ---------

         Total liabilities and shareholders' equity                                        $ 985,591          $ 932,825
                                                                                           =========          =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                     RF MICRO DEVICES, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                           THREE MONTHS ENDED
                                                                      DECEMBER 31,      DECEMBER 31,
                                                                          2003              2002
                                                                     ------------       ----------

Total revenue                                                         $ 192,973          $ 145,813

Operating costs and expenses:
     Cost of goods sold                                                 112,555             91,387
     Research and development                                            31,894             24,408
     Marketing and selling                                               11,891              9,076
     General and administrative                                           5,722              4,658
     Other operating expenses                                               527             10,500
                                                                      ---------          ---------
Total operating costs and expenses                                      162,589            140,029
                                                                      ---------          ---------
Income from operations                                                   30,384              5,784

Other (expense) income:
     Interest income                                                        990              1,167
     Interest expense                                                    (2,169)           (11,992)
     Loss in equity method investee (NOTE 3)                               (781)              --
     Other (expense) income, net                                           (163)               (84)
                                                                      ---------          ---------

Income (loss) before income taxes                                        28,261             (5,125)

Income tax expense (NOTE 7)                                                  61                 58
                                                                      ---------          ---------
Net income (loss)                                                     $  28,200          ($  5,183)
                                                                      =========          =========

Net income (loss) per share (NOTE 2):
     Basic                                                            $    0.15          ($   0.03)
     Diluted                                                          $    0.13          ($   0.03)

Weighted average shares outstanding used in per share calculation:
     Basic                                                              185,461            170,642
     Diluted                                                            222,889            170,642

See accompanying Notes to Condensed Consolidated Financial Statements.



                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                   (Unaudited)



                                                                     NINE MONTHS ENDED
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                    2003            2002
                                                                 ----------      ----------

Total revenue                                                    $  487,958      $  369,490

Operating costs and expenses:
     Cost of goods sold                                             302,491         227,629
     Research and development                                        93,797          70,029
     Marketing and selling                                           33,625          26,222
     General and administrative                                      15,493          13,635
     Other operating expenses                                         1,581          11,853
                                                                 ----------      ----------
Total operating costs and expenses                                  446,987         349,368
                                                                 ----------      ----------
Income from operations                                               40,971          20,122

Other (expense) income:
     Interest income                                                  2,589           4,659
     Interest expense                                               (10,784)        (20,944)
     Loss in equity method investee (NOTE 3)                         (1,737)           --
     Other (expense) income, net                                        (79)            (57)
                                                                 ----------      ----------

Income before income taxes                                           30,960           3,780
                                                                 ----------      ----------

Income tax expense (NOTE 7)                                             393             129
                                                                 ----------      ----------
Net income                                                       $   30,567      $    3,651
                                                                 ==========      ==========

Net income per share (NOTE 2):
     Basic                                                       $     0.17      $     0.02
     Diluted                                                     $     0.16      $     0.02

Weighted average shares outstanding used in per share calculation:
     Basic                                                          184,690         169,048
     Diluted                                                        210,369         174,752



See accompanying Notes to Condensed Consolidated Financial Statements.




                     RF MICRO DEVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                                                  NINE MONTHS ENDED
                                                                                            DECEMBER 31,      DECEMBER 31,
                                                                                                2003             2002
                                                                                            -----------       ------------
Cash flows from operating activities:
Net income                                                                                   $  30,567        $   3,651
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                               42,533           30,673
       Intangible amortization                                                                   5,304            1,358
       Deferred compensation amortization                                                        5,955            3,425
     Amortization                                                                                5,840            2,900
     Loss in equity method investee                                                              1,737             --
     Loss on disposal of assets, net                                                               327            1,166
     Acquired in-process research and development                                                 --             10,500
     Other                                                                                         203              (81)
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                              (21,150)          (5,787)
         Inventories                                                                               532          (24,047)
         Recoverable income taxes                                                                6,330            4,545
         Other assets                                                                           (3,296)             297
         Accounts payable and accrued liabilities                                               10,233           16,378
         Other liabilities                                                                       2,863           (2,192)
                                                                                              ---------        ---------
Net cash provided by operating activities                                                       87,978           42,786

Cash flows from investing activities:
     Purchase of capital equipment/leasehold improvements                                      (27,757)        (121,129)
     Proceeds from maturities of securities available for sale                                 127,159          277,059
     Purchase of securities available for sale                                                (152,512)        (192,723)
     Purchase of businesses, net of cash received                                                 --             27,737
     Purchase of non-public investments                                                        (36,000)         (30,000)
                                                                                              ---------        ---------
Net cash used in investing activities                                                          (89,110)         (39,056)

Cash flows from financing activities:
     Proceeds from exercise of options                                                           4,319            2,938
     Proceeds from 1.50% convertible subordinated notes, net                                   224,781             --
     Repurchase of 3.75% convertible subordinated notes                                       (200,000)            --
     Repayment of capital lease obligations                                                       (474)          (2,971)
                                                                                              ---------        ---------
Net cash provided by financing activities                                                       28,626              (33)
                                                                                              ---------        ---------

Net increase in cash and cash equivalents                                                       27,494            3,697
Effect of exchange rate changes on cash                                                            105               30
Cash and cash equivalents at the beginning of the period                                       164,422          157,648
                                                                                              ---------        ---------
Cash and cash equivalents at the end of the period                                           $ 192,021        $ 161,375
                                                                                              =========        =========

Non-cash investing and financing activities:
   Stock issued in connection with business combinations, net of cash received               $    --          $ 133,019
   Jazz investment payable                                                                        --             30,000
   Other comprehensive income (loss), net of tax                                                   370           (1,993)
   Issuance of restricted stock as deferred compensation                                         3,542            5,604


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


The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31; however, for the purpose of the Company's quarterly and annual filings, the Company describes its fiscal year as ending on March 31 and the first, second, and third quarters as ending June 30, September 30 and December 31, respectively. Fiscal 2004 is a 53-week fiscal year and thus the third quarter ended December 31, 2003 includes 14 weeks compared to 13 weeks for the third quarter ended December 31, 2002.


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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value- based method of accounting for employee stock options and similar equity instruments. Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and net income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRO FORMA DISCLOSURES

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options using the fair value method of SFAS 123 as amended by SFAS 148.

The Company's pro forma information follows (in thousands, except per share data):


                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                DECEMBER 31,                     DECEMBER 31,
                                                      --------------------------           ------------------------
                                                           2003             2002            2003             2002
                                                      ------------------------------------------------------------------

Net income (loss), as reported                              $ 28,200         ($ 5,183)        $ 30,567         $  3,651

Non-cash stock-based compensation included
   in net income (loss)                                        2,025            1,390            5,916            3,425
Pro forma stock-based compensation cost                      (14,214)         (19,269)         (49,137)         (64,424)
                                                          -----------       ----------      -----------       ----------
    Pro forma net income (loss)                             $ 16,011         $(23,062)        $(12,654)        $(57,348)
                                                          ===========       ==========      ===========       ==========


Basic net income (loss) per share, as reported              $   0.15        ($   0.03)        $  0.17          $   0.02
                                                          ===========       ==========      ===========       ==========
Diluted net income (loss) per share, as reported            $   0.13        ($   0.03)        $  0.16          $   0.02
                                                          ===========       ==========      ===========       ==========
Pro forma basic net income (loss) per share                 $   0.09        ($   0.14)       ($  0.07)        ($   0.34)
                                                          ===========       ==========      ===========       ==========
Pro forma diluted net income (loss) per share               $   0.08        ($   0.14)       ($  0.07)        ($   0.34)
                                                          ===========       ==========      ===========       ==========

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


2.       NET INCOME (LOSS) PER SHARE

The  following  table  sets  forth  a  reconciliation   of  the  numerators  and
denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                DECEMBER 31,                     DECEMBER 31,
                                                                       --------------------------         --------------------------

                                                                          2003             2002              2003             2002
                                                                       ---------        ---------         ---------        ---------
Numerator for basic and diluted net income (loss)
per share:
Net income (loss) available to common shareholders                     $  28,200        ($  5,183)        $  30,567        $   3,651
Plus: Income impact of assumed conversions
for interest on 1.50% convertible notes                                    1,059             --               2,049             --
                                                                       ---------        ---------         ---------        ---------
Net income (loss) plus assumed conversion of notes-
Numerator for diluted                                                  $  29,259        ($  5,183)        $  32,616        $   3,651
                                                                       =========        =========         =========        =========

Denominator for basic net income (loss) per share -
weighted average shares                                                  185,461          170,642           184,690          169,048

Effect of dilutive securities:
     Stock options                                                         7,284             --               5,608            5,704
     Assumed conversion of 1.50%
      convertible notes                                                   30,144             --              20,071             --
                                                                       ---------        ---------         ---------        ---------

Denominator for diluted net income (loss) per share
- adjusted weighted average shares and assumed
conversions                                                              222,889          170,642           210,369          174,752
                                                                       =========        =========         =========        =========

         Basic net income (loss) per share                             $    0.15        ($   0.03)        $    0.17        $    0.02
                                                                       =========        =========         =========        =========

         Diluted net income (loss) per share                           $    0.13        ($   0.03)        $    0.16        $    0.02
                                                                       =========        =========         =========        =========


In the computation of diluted net income per share for the three months ended December 31, 2003 and the nine months ended December 31, 2003 and 2002, outstanding stock options to purchase approximately 12.0 million shares, 14.0 million shares and 12.1 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three months ended December 31, 2002, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted net income (loss) per share for three months and nine months ended December 31, 2003 and 2002 similarly did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive. The computation assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months and nine months ended December 31, 2003. The 3.75% notes are convertible at a price of $45.085 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $35.50. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


3.       INVESTMENTS

In the first quarter of fiscal 2004, the Company made a $4.0 million equity investment in a privately held company as a part of a strategic relationship with this leading provider of low-power, highly integrated radio frequency communications system components for the global BLUETOOTH(R) wireless market. This investment represented less than a 20% ownership stake. The Company did not have the ability to exercise significant influence over the management of the investee company, therefore, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with Accounting Principles Board Opinion No. 18, (APB 18) "The Equity Method of Accounting for Investments in Common Stock."

During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in this privately held company. The additional investment increased the Company's ownership stake to greater than 20%. In accordance with APB 18 the Company re-evaluated its ownership interest and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method and the Company adopted this method in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented by the Company were adjusted retroactively and have been restated to reflect the application of the equity method.

Application of the equity method resulted in an equity method loss in the investee company of $1.7 million for the nine months ended December 31, 2003. Of the $1.7 million loss, $0.8 million was recognized in the third quarter, $0.8 million in the second quarter and $0.1 million in the first quarter of fiscal 2004. Pursuant to APB 18, the Company consistently uses a one month lag in reporting its proportionate share of the financial results of the investee because the information is not timely available. The losses in the first and second quarters of fiscal 2004 were recognized retroactively. The net (loss) per basic and diluted share for the first quarter of fiscal 2004 would have been $(0.04) and $(0.04), respectively, and the net income per basic and diluted share for the second quarter of fiscal 2004 would have been $0.06 and $0.05, respectively.


4.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  determined  using the
average  cost  method.   The  components  of  inventories  are  as  follows  (in
thousands):

                                        DECEMBER 31,    MARCH 31,
                                            2003          2003
                                        ----------     ----------
          Raw materials                  $ 14,270      $ 15,942
          Work in process                  26,060        30,174
          Finished goods                   36,865        29,672
                                        ----------     ----------
                                           77,195        75,788
          Inventory reserve               (20,140)      (18,007)
                                        ----------     ----------
                   Total inventories     $ 57,055      $ 57,781
                                        ----------     ----------

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


5.       LONG-TERM DEBT

In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of the Company's common stock at an approximate conversion price of $7.63 per share. The trading value of the Company's stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method. During the second quarter, the Company used a portion of the proceeds to repurchase $200.0 million of the $300.0 million aggregate principal amount of its 3.75% convertible subordinated notes due 2005. In the second quarter of fiscal 2004, the Company recorded a non-cash charge of $2.6 million related to the write-off of unaccreted discounts and unamortized issuance costs upon early extinguishment of these 3.75% convertible subordinated notes.

The Company's 3.75% convertible subordinated notes had a fair value of $99.5 million and the 1.50% convertible subordinated notes had a fair value of $353.1 million as of December 31, 2003, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.


6.       OTHER COMPREHENSIVE INCOME

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


                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                           DECEMBER 31,              DECEMBER 31,
                                                      --------------------     ---------------------
                                                         2003        2002       2003          2002
                                                      --------------------     ---------------------
Net  income (loss)                                     $28,200     ($5,183)     $30,567     $ 3,651

Comprehensive income, net of tax
   Change in fair value of cash flow hedge                  --         521           --      (1,752)
   Reclassification of realized loss on
   cash flow hedge                                          --       7,755           --       7,755
   Unrealized gain (loss) on marketable securities         110          10          186        (316)
   Foreign currency translation gains                      131          37          184          75
                                                       -------     -------      -------     -------
Comprehensive income, net of tax                       $28,441     $ 3,140      $30,937     $ 9,413
                                                       =======     =======      =======     =======

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)



7.       INCOME TAXES

Income tax expense for the third quarter of fiscal 2004 was $0.1 million and $0.4 million for the nine months ended December 31, 2003, representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for both the third quarter of fiscal 2004 and the third quarter of fiscal 2003. The Company's overall tax rate for the third quarter of fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits from the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. The Company's overall tax rate for the third quarter of fiscal 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits from the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At December 31, 2003, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $43.7 million, which will expire in years 2022-2024, if unused, and state tax losses of approximately $60.7 million, which will expire in years 2009-2024, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the close of the Company's acquisition of Resonext Communications, Inc. in December 2002. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code
Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $13.2 million related to domestic operating losses has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered this review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs, in reaching the decision.


8.       COMMITMENTS
JAZZ SEMICONDUCTOR STRATEGIC RELATIONSHIP
The Company entered into a strategic relationship with Jazz Semiconductor,  Inc.
(Jazz) in October 2002. The Company will collaborate with Jazz on joint semiconductor process development and the optimization of these semiconductor processes for fabrication of next-generation silicon radio frequency integrated circuits (RFICs). As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, $30.0 million of which was invested in the third quarter of fiscal 2003 and $30.0 million of which was invested in the third quarter of fiscal 2004.

STRATEGIC ALLIANCE WITH AGERE
The Company entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.4 million had been invested as of December 31, 2003. The equipment had a book value of $12.7 million at December 31, 2003. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere's Orlando facility, the parties suspended further performance under the agreements. The Company does not intend to make any additional investments in equipment under this arrangement. The Company recently began negotiations with representatives of Agere in order to attempt to resolve all remaining issues between the parties under the alliance documents. As part of this process, the Company is currently exploring, among other things, the possibility of leasing the equipment to Agere as well as the possibility of using Agere as either a primary or secondary source of supply for certain silicon products. The Company currently expects that these issues will be resolved in the fourth quarter of fiscal 2004, however, the Company currently cannot predict the outcome of our negotiations with Agere or the impact of such outcome on our financial statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


9.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. Effective December 24, 2003, the FASB issued Staff Position FIN 46R that defers the application of this Interpretation to interests in potential VIEs, if the VIE was created prior to February 1, 2003 and the Company has not issued financial statements reporting interests in VIEs in accordance with FIN 46 until the end of periods ending after March 15, 2004.

For the promotion of strategic business objectives, the Company invests in and enters into arrangements with entities that may be VIEs. The Company is currently performing a review of its investments in both non-marketable and marketable securities as well as other arrangements to determine whether the Company is the primary beneficiary of any of the related entities. To date, the review has not identified any entity that would require consolidation. The Company expects to complete the review in the fourth quarter of fiscal 2004 as required by FIN 46R. Provided that the Company is not determined to be the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a VIE is limited to the carrying amount of the investment in the entity.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is effective immediately with respect to instruments entered into or modified after May 31, 2003 and for all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company adopted SFAS 150 during the first quarter of fiscal 2004. Adoption of SFAS 150 did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

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

     o    Our ability to reduce costs and improve  margins by improving  yields,
          implementing   innovative   technologies   and   increasing   capacity
          utilization;

     o    Dependence  on  third  parties  including  wafer  foundries,   passive
          component manufacturers, assembly and packaging suppliers, and test, tape and reel suppliers;

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

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            DECEMBER 31,               DECEMBER 31,
                                                        --------------------      --------------------
                                                          2003         2002         2003         2002
                                                         ------       ------       ------       ------
          Revenue                                        100.0%       100.0%       100.0%       100.0%

          Operating costs and expenses:
                   Cost of goods sold                     58.3         62.7         62.0         61.6
                   Research and development               16.5         16.8         19.2         19.0
                   Marketing and selling                   6.2          6.2          6.9          7.1
                   General and administrative              3.0          3.2          3.2          3.7
                   Other operating expenses                0.3          7.2          0.3          3.2
                                                         ------       ------       ------       ------
          Total operating costs and expenses              84.3         96.1         91.6         94.6
                                                         ------       ------       ------       ------

          Income from operations                          15.7          3.9          8.4          5.4

          Other (expense) income:
                   Interest income                         0.5          0.8          0.5          1.3
                   Interest expense                       (1.1)        (8.2)        (2.2)        (5.7)
                   Loss in equity method investee         (0.4)         --          (0.4)         --
                   Other, net                             (0.1)        (0.1)         --           --
                                                         ------       ------       ------       ------
          Income (loss) before income taxes               14.6         (3.6)         6.3          1.0
          Income tax expense                               --           --           --           --
                                                         ------       ------       ------       ------
          Net income (loss)                               14.6%        (3.6)%        6.3%         1.0%
                                                         ======       ======       ======       ======

REVENUE
Revenue for the third quarter of fiscal 2004 increased 32.3% to $193.0 million, compared to $145.8 million for the same quarter in fiscal 2003. For the nine months ended December 31, 2003, revenue increased 32.1% to $488.0 million, compared to $369.5 million for the same period in fiscal 2003. The increases year over year reflect strong growth in demand from cellular handset manufacturers and market share gains for our power amplifier products. Additionally, the third quarter of fiscal 2004 contained 14 weeks as compared to 13 weeks for the third quarter of fiscal 2003. Revenues increased year over year despite continued pressure on average selling prices. Revenue growth to multiple customers continues to diversify our customer base, as we added a third customer representing greater than 10% of our revenues in the third quarter of fiscal 2004.

We expect revenue growth to come from all the current- and next-generation air interface standards, such as Code Division Multiple Access (CDMA), CDMA-1X, Wideband Code Division Multiple Access (WCDMA), Global System for Mobile
Communications (GSM), General Packet Radio Service (GPRS), and Enhanced Data rates for GSM Evolution (EDGE). The end market for handsets based on Time Division Multiple Access (TDMA) is decreasing as major cellular network operators in certain geographies convert their infrastructure to GSM/GPRS/EDGE networks.

International shipments were $158.6 million and accounted for 82.2% of revenue in the third quarter of fiscal 2004, compared to $121.7 million, or 83.5% of revenue, in the third quarter of fiscal 2003. For the nine months ended December 31, 2003 international shipments were $400.1 million, or 82.0% of revenue, up from $290.6, or 78.6% of revenue for the nine months ended December 31, 2002. The international sales increase was primarily attributable to sales to customers located in Asia which totaled $118.0 million, or 61.1% of revenue, for the third quarter of fiscal 2004, compared to $87.4 million, or 59.9% of revenue, for the third quarter of fiscal 2003. Year-to-date shipments to Asia totaled $279.1 million, or 57.2% of revenue in fiscal 2004, and $195.4 million, or 52.9% of revenue in fiscal 2003. This increase in sales to Asia reflects a shift in our original equipment manufactures (OEMs) customer's reliance on internal sources for manufacturing and production of handsets to original design manufacturing companies (ODMs) to provide value-added services such as handset design and the subsequent manufacture of such handsets.


GROSS PROFIT

Gross profit for the three months ended December 31, 2003 increased to $80.4 million or 41.7% of revenue, compared to $54.4 million or 37.3% of revenue in the third quarter of the prior year. For the nine months ended December 31, 2003, gross profit increased to $185.5 million or 38.0% of revenue, compared to $141.9 million or 38.4% of revenue for the nine months ended December 31, 2002. The gross profit percentage increase in the third quarter of fiscal 2004 compared to the same quarter in fiscal 2003 was primarily due to our cost reduction efforts consisting of test and assembly yield improvements, material cost reductions, reduction in the cost to assemble our products, capacity utilization and cost savings from our conversion from a four-inch to a six-inch gallium arsenide (GaAs) wafer fabrication facility. These positive factors more than offset a reduction in our average gross profit percentage from a product mix shift from higher margin MMICs to modules. The gross profit percentage decreased for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002 as we continued to shift our product mix from MMICs to modules. Module sales for the nine months ended December 31, 2003 represented 76% of our revenue compared to 55% for the nine months ended December 31, 2002. Our year to date gross profit percentage was partially offset by cost reduction efforts, some of which are described below.

We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. We expect continued declines in average selling prices to pressure gross profit margin. We also expect the product mix changes from TDMA to GSM to additionally pressure our gross margin as major cellular network operators in certain geographies convert their infrastructure. However, we have multiple cost reduction efforts underway intended to improve our gross profit margin, including continued ramp in utilization of our six-inch wafer fabrication facility, utilizing our strategic relationship with Jazz Semiconductor to obtain a committed, lower-cost source of supply for silicon wafers, achieving higher levels of product integration, successfully implementing test yield and assembly improvement plans, lowering assembly and other supply chain costs and increasing our capacity utilization.


RESEARCH AND DEVELOPMENT
Research and development (R&D) expenses in the third quarter of fiscal 2004 were $31.9 million, or 16.5% of revenue, compared to $24.4 million, or 16.8% of revenue, in the third quarter of fiscal 2003. For the nine months ended December 31, 2003, research and development expenses were $93.8 million or 19.2% of revenue, compared to $70.0 million, or 19.0% of revenue for the same period in fiscal 2003. The absolute dollar increase year over year was primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. During the end of the third quarter of fiscal 2003, we merged with Resonext Communications, Inc., which contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. The year over year R&D investment increases are also focused on product development related to our POLARIS(TM) family of cellular transceivers, wireless local area network (WLAN) products, next generation power amplifiers, global positioning system (GPS) and infrastructure products. Our spending also includes research expenses for semiconductor process technologies related to gallium arsenide (GaAs), silicon, and gallium nitride (GaN). We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.



MARKETING AND SELLING
Marketing and selling expenses for the third quarter of fiscal 2004 were $11.9 million or 6.2% of revenue, compared to $9.1 million, or 6.2% of revenue for the third quarter of fiscal 2003. For the nine months ended December 31, 2003, marketing and selling expenses increased to $33.6 million or 6.9% of revenue, compared to $26.2 million, or 7.1% of revenue for the nine months ended December 31, 2002. The absolute dollar increase year over year in fiscal 2004 compared to fiscal 2003 was primarily attributable to increased headcount and related personnel expenses including salaries, benefits, and equipment. The Resonext merger contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. The year over year increases were partially offset by a decrease in commission expense in fiscal 2004 compared to fiscal 2003, which is attributable to shifts in revenue from third party commission-based accounts to in-house accounts. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods. Additionally, with the rapid expansion of the handset market in Asia, we plan to continue to expand our sales and applications support throughout this region, as required, to service our growing customer base.


GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter ended December 31, 2003 were $5.7 million or 3.0% of revenue, compared to $4.7 million or 3.2% of revenue for the quarter ended December 31, 2002. For the nine months ended December 31, 2003, general and administrative expenses were $15.5 million or 3.2% of revenue, compared to $13.6 million or 3.7% of revenue in the same period last fiscal year. The year over year increases in absolute dollars were due to increased headcount and related personnel expenses including salaries, and benefits, bank charges for letters of credit expenses related to our expanded business in Asian markets, increased directors' compensation cost and expenses related to the appointment of two new board members, increase in premiums related to key employee insurance and increased legal and audit fees related to our compliance with the Sarbanes-Oxley Act of 2002 and business operations in China. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.


OTHER OPERATING EXPENSE
Other operating expense for the third quarter of fiscal 2004 was $0.5 million, compared to $10.5 million in the prior year period. For the nine months ended December 31, 2003, other operating expense was $1.6 million, compared to $11.9 million for the same period in fiscal 2003. Other operating expense for the three and nine months ended December 31, 2003 was comprised of depreciation expense for assets held and used related to the Agere facility. Other operating expense in the third quarter of the prior year was comprised of Resonext-related acquired in-process research and development. Other operating expense for the nine months ended December 31, 2002 includes the Resonext-related acquired in-process research and development and the start-up costs associated with our test and tape and reel facility in Beijing, China. The operating costs of the Beijing facility transitioned to cost of goods sold during the second quarter of fiscal 2003 once the facility was qualified for production and economic value was obtained.

The Resonext-related acquired in-process research and development was charged to expense in accordance with SFAS 141 in fiscal 2003. SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development projects were related to first- and second-generation products for 802.11a/b/g applications. The first-generation product is a two-chip combination of a transceiver and baseband/media access controller (MAC) chip that supports the 802.11 a/b/g protocols, and the fair value of the in-process research and development associated with this project was estimated to be $6.2 million. The second-generation product is a two-chip combination of a transceiver with a baseband/MAC chip that supports the 802.11 a/b/g protocols and allows for variable frequencies, and the fair value of the in-process research and development associated with this project was estimated to be $4.3 million. The fair value of the acquired in-process research and development was estimated based on an analysis of the expected costs to develop the purchased in-process research and development into a commercially viable product and cash flows resulting from the sale of the products developed as the result of the acquired in-process research and development. The projected net cash flows obtained through this analysis were discounted using a present value factor of 19%.

The first and second-generation product efforts have been discontinued, and, accordingly, no additional expenditures will occur for these projects. We currently expect to use technology derived from these initial development efforts in combination with our other technologies to develop products that have higher levels of product integration and are responsive to market requirements.



INTEREST EXPENSE
Interest expense was $2.2 million for the three months ended December 31, 2003, compared to $12.0 million for the third quarter of the prior year. Interest expense for the nine months ended December 31, 2003 and 2002 was $10.8 million and $20.9 million, respectively. The quarter over quarter decline in interest expense is attributable to $7.8 million of expense in the third quarter of fiscal 2003 related to the retirement of an interest rate swap compared to zero impact in fiscal 2004. The quarter over quarter is also impacted positively by approximately $1.0 million in lower interest due to the repurchase of $200.0 million of our $300.0 million 3.75% convertible subordinated notes and issuance of $230.0 million 1.5% convertible subordinated notes in the second quarter of fiscal 2004. The year over year decline in interest expense is additionally attributable to $7.8 million of expense in the third quarter of fiscal 2003 related to the retirement of an interest rate swap and decreased interest expense in the first nine months of fiscal 2004 that resulted from the retirement of the interest rate swap. The decrease is partially offset by a non-cash charge for unaccreted discounts and unamortized issuance cost of $2.6 million related to the early extinguishment of $200.0 million principal amount of our 3.75% convertible subordinated notes.


LOSS IN EQUITY METHOD INVESTEE
In the first quarter of fiscal 2004, we made a $4.0 million equity investment in a privately held company. This investment represented less than 20% ownership stake. Because we did not have the ability to exercise significant influence over the management of the investee company, therefore, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with Accounting Principles Board Opinion No. 18 (APB 18), "The Equity Method of Accounting for Investments in Common Stock."

During the third quarter of fiscal 2004, we made an additional $2.0 million equity investment in this private company. The additional investment increased our ownership stake to greater than 20%. In accordance with APB 18, we re-evaluated our ownership interest and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method and we adopted this method in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented by us were adjusted retroactively and have been restated to reflect the application of the equity method.

Application of the equity method resulted in an equity method loss in the investee company of $1.7 million for the nine months ended December 31, 2003. Of the $1.7 million loss, $0.8 million was recognized in the third quarter, $0.8 million in the second quarter and $0.1 million in the first quarter of fiscal 2004. The losses in the first and second quarters of fiscal 2004 were recognized retroactively.


INCOME TAX
Income tax expense for the three months and nine months ending December 31, 2003 was $0.1 million and $0.4 million, respectively, representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0.0% for the third quarter of fiscal 2004 and 0.0% for the third quarter of fiscal 2003. Our effective tax rate was 1.3% for the nine months ended December 31, 2003 compared to 3.4% for the same period in fiscal 2003. Our overall tax rate for the three months and nine months ended December 31, 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the US tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our overall tax rate for the three months and nine months ended December 31, 2002 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the US tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At December 31, 2003, we had outstanding NOLs for federal domestic tax purposes of approximately $43.7 million, which will expire in years 2022-2024, if unused, and state losses of approximately $60.7 million, which will expire in years 2009-2024, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the close of our acquisition of Resonext Communications, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code
Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $13.2 million related to domestic operating losses has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. We considered this review, the timing of the reversal of our temporary differences and the expiration dates of the NOLs in reaching our conclusion.


LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and cash from operations. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of December 31, 2003, our working capital was $404.0 million, including $192.0 million in cash and cash equivalents, compared to working capital at March 31, 2003 of $315.1 million.

Operating activities for the first nine months of fiscal 2004 generated $88.0 million in cash, compared to $42.8 million in the first nine months of fiscal 2003. This year over year increase was primarily attributable to a year over year increase in net income of $26.9 million and changes in inventory as cash used decreased $24.6 million. Fiscal 2003 included planned inventory build-up for forecasted demand and delivery schedules as well as in-transit inventory required to stock the production line at our test, tape and reel facility in Beijing, China. During fiscal 2004, we continued to focus on inventory management and supply chain cycle improvements. Our inventory turns increased to
7.3 turns for the third quarter of fiscal 2004 compared to 5.8 turns for the third quarter of fiscal 2003. Cash used in accounts receivable increased to $21.1 million for the first nine months of fiscal 2004, compared to $5.8 million in the first nine months of fiscal 2003 due to an increase in revenue year over year of 32.1% while maintaining an average collection period of 44.2 days in fiscal 2004 compared to 38.5 days in fiscal 2003, an increase of 15% year over year, which partially offset the inventory decrease. Adjustments to reconcile net income for non-cash operating items increased cash provided from operating activities by $12.0 million year over year, due primarily to increased depreciation and amortization expense in fiscal 2004.

Net cash used in investing activities for the nine months ended December 31, 2003 was $89.1 million, compared to $39.0 million in the prior year. The year over year increase in cash used was primarily attributable to lower proceeds from maturities of securities available-for-sale of $127.2 million compared to $277.1 million in fiscal 2003. The lower proceeds were offset by a $93.4 million decrease in spending on capital equipment compared to fiscal 2003, which included the buyout of the synthetic lease assets for $84.5 million. Additionally in fiscal 2003, we entered into a strategic relationship with Jazz that required us to invest approximately $60.0 million in Jazz. We transferred $30.0 million in cash to Jazz in the third quarter of fiscal 2003 and paid the remaining $30.0 million in the third quarter of fiscal 2004.

Net cash provided by financing activities for the nine months ended December 31, 2003 was $28.6 million, compared to cash used of $0.03 million for the nine months ended December 31, 2002. The year over year increase in cash provided was due to the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million principal amount of our $300.0 million 3.75% convertible subordinated notes due 2005.


COMMITMENTS

STRATEGIC ALLIANCE WITH AGERE SYSTEMS, INC. We entered into a strategic alliance with Agere Systems Inc. (Agere) in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere's Orlando, Florida manufacturing facility, of which $16.4 million had been invested as of December 31, 2003. The equipment had a book value of $12.7 million at December 31, 2003. This alliance was designed to provide us a guaranteed source of supply and favorable pricing of silicon wafers. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere's Orlando facility, the parties suspended further performance under the agreements. We do not intend to make any additional investments in equipment under this arrangement. We recently began negotiations with representatives of Agere in order to attempt to resolve all remaining issues between the parties under the alliance documents. As part of this process, we are currently exploring, among other things, the possibility of leasing the equipment to Agere as well as the possibility of using Agere as either a primary or secondary source of supply for certain silicon products. We currently expect that these issues will be resolved in the fourth quarter of fiscal 2004, however, we currently cannot predict the outcome of our negotiations with Agere or the impact of such outcome on our financial statements.

CONVERTIBLE DEBT In July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of our common stock at an approximate conversion price of $7.63 per share. The trading value of our stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million. Of that amount, we used $200.0 million to repurchase a portion of our 3.75% convertible subordinated notes due 2005 in the second quarter of fiscal 2004, and we intend to use the remainder for general corporate purposes, including capital expenditures and working capital. In fiscal 2004, we expect to pay interest of $1.7 million on these 1.50% convertible subordinated notes due 2010.

During fiscal 2001, we completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The net proceeds from this offering were $291.3 million. During the second quarter of fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005 with proceeds from the offering of our 1.50% convertible subordinated notes due 2010. As of December 31, 2003, we expect to pay interest of $1.9 million on the remaining $100.0 million convertible subordinated notes, which has not been paid. During fiscal 2004, we have already made a semi-annual interest payment of $4.9 million on these notes, some of which was related to the repurchased notes and semi-annual payment.

CAPITAL COMMITMENTS At December 31, 2003, we had long-term capital commitments of approximately $12.6 million, consisting of approximately $1.4 million for equipment related to the six-inch wafer conversion project, approximately $2.4 million for our molecular beam epitaxy facility due to volume demands, approximately $4.6 million for equipment in our Beijing, China facility, and the remainder for general corporate requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

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


(b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company furnished or filed the following reports on Form 8-K:

On October 21, 2003, we furnished a Form 8-K under Item 12 to disclose a press release announcing our results for the fiscal 2004 second quarter ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RF Micro Devices, Inc.
     Date:  February 17, 2004

                                            /S/ WILLIAM A. PRIDDY, JR.
                                           ---------------------------
                                              WILLIAM A. PRIDDY, JR.
                                           Chief Financial Officer and
                                    Corporate Vice President of Administration




    Date:  February 17, 2004

                                               /S/ BARRY D. CHURCH
                                            --------------------------
                                                 BARRY D. CHURCH
                                     Vice President and Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


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