Form 10-K
period 2004-04-03
RF MICRO DEVICES INC
filed 2004-06-15
CIK 911160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22511

RF Micro Devices, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1733461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina	27409-9421
(Address of principal executive offices)	(Zip code)

(336) 664-1233

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,662,746,076 as of September 26, 2003. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive. There were 186,492,245 shares of the registrant’s common stock outstanding as of June 4, 2004.

Documents Incorporated by Reference

The registrant has incorporated by reference into Part II of this report portions of its annual report to shareholders for the fiscal year ended March 31, 2004 and has incorporated by reference into Part III of this report portions of its proxy statement for its 2004 annual meeting of shareholders to be held on July 27, 2004.

This Annual Report on Form 10-K contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:

•	The rate of growth and development of wireless markets;

•	The risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities and our other foreign and domestic manufacturing facilities;

•	Our ability to attract and retain skilled personnel and develop leaders for key business units and functions;

•	Dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test, tape and reel suppliers;

•	The risks associated with the development of our own assembly capabilities for module production packaging in Beijing, China;

•	Variability in operating results;

•	Variability in production yields, raw material costs and availability;

•	Dependence on a limited number of customers;

•	Dependence on our gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) products;

•	Our ability to reduce costs and improve margins in response to declining average selling prices by implementing innovative technologies;

•	Our ability to increase production capacity in a timely fashion in response to increases in demand for our products;

•	Our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	Currency fluctuations, tariffs, trade barriers, taxes and export license requirements and health and security issues associated with our foreign operations; and

•	Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations.

These and other risks and uncertainties, which are addressed in more detail below in the section entitled “Business – Additional Factors That May Affect Future Results” and in our annual report to shareholders in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal 2004 was a 53-week year, and 2003 and 2002 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Annual Report on Form 10-K, we describe each fiscal year as having ended on March 31 and the first three quarters of each fiscal year are described as having ended on June 30, September 30 and December 31.

PART I

ITEM 1. BUSINESS

Introduction

RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We design, develop, manufacture and market proprietary radio frequency integrated circuits (RFICs) primarily for wireless communications products and applications. We are a leading supplier of power amplifiers, one of the most critical radio frequency components in cellular phones. We are also the leading GaAs HBT manufacturer, which offers distinct advantages over other technologies for the manufacture of current and next-generation power amplifiers (PAs). Our products are included primarily in cellular phones, base stations, wireless local area networks (WLANs), cable television modems, and global positioning systems (GPS). The majority of our revenue is derived from sales of RFICs designed for cellular phones. We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single chip transmitters, receivers and transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. These integrated circuits perform the transmit and receive functions that are critical to the performance of wireless devices.

We design and manufacture products that are fabricated using multiple semiconductor process technologies. These technologies include aluminum gallium arsenide (AlGaAs) (also referred to as GaAs HBT), GaAs metal-semiconductor field-effect transistor (MESFET), indium gallium phosphide (InGaP) HBT, silicon bipolar transistor, silicon complementary metal-oxide-semiconductor (CMOS), silicon BiCMOS (integration of bipolar transistors and CMOS), and silicon germanium (SiGe) BiCMOS. We are also actively developing integrated circuits utilizing gallium nitride (GaN) and we will begin production shipments of switching devices in fiscal 2005 using our internally developed GaAs pseudomorphic high electron mobility transistor (pHEMT) process. Handset manufacturers try to maximize tradeoffs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements.

Over the last two years, we have actively transitioned a large portion of our business from the manufacture of single chip power amplifiers and microwave monolithic integrated circuits (MMICs) to more complex, highly integrated, multi-chip PA module products. During fiscal 2004, 77% of our revenue was derived from multi-chip power amplifier modules as compared to 59% for fiscal 2003 and 43% for fiscal 2002. Many of our module products combine integrated circuits fabricated under different process technologies. We believe our multi-chip modules provide the following advantages:

•	Greater functionality: Multi-chip modules enable us to combine integrated circuits fabricated under different semiconductor process technologies into a single product that performs more of the functions in a wireless device.

•	Lower costs: Due to the integration of components within a single multi-chip module, our customers can reduce the size of their devices and simplify their manufacturing processes, which lead to lower total solution costs.

•	Higher performance: Multi-chip modules provide a system-in-package solution, which optimizes interfaces between components.

Our products are purchased by leading original equipment manufacturers (OEMs) such as Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Ltd., Siemens, A.G., LG Electronics, Inc., DBTel Networks, Sony Ericsson Mobile Communications, NEC Corp., and Sagem. In addition, our products are purchased by leading original design manufacturers (ODMs) such as BenQ Corporation, Arima Communications Corporation, Compal Electronics, Inc., Curitel Communications, Inc. and its affiliate Pantech, Inc., and Lite-On Tech. ODMs have emerged in recent years, particularly in Asian markets, and offer lower-cost wireless devices for resale by OEMs.

Our original GaAs HBT process technology was licensed to us by Northrup Grumman Space Technology (formerly TRW Space & Electronics, Inc.) (TRW) in 1996 to design and manufacture products for commercial wireless applications. The GaAs HBT and MBE patent rights expressly referenced in the license agreement expire at various times between March 2007 and July 2016. The license agreement provides that TRW will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with TRW any modifications or improvements that we make in the technology or the products developed therefrom, and to grant TRW a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement because of a default by either party, our rights to TRW’s technologies would cease. We are continually improving our GaAs HBT processes and manufacture substantially all of our own GaAs HBT products at our wafer fabrication facilities. We also are continuing to explore alternate process technologies.

A key element of our business strategy involves the potential acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce and enhance our technological capabilities.

During fiscal 2003, we entered into a strategic relationship with Jazz Semiconductor, Inc., a privately held radio frequency and mixed signal silicon wafer foundry, for silicon manufacturing and development. As a part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest in Jazz. Under the agreement, we obtained a committed, source of supply for wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon RFICs. During fiscal 2004, we began production of silicon devices utilizing Jazz’s processes and we currently have multiple silicon products in various stages of design at Jazz.

In April 2004, we signed a definitive agreement to acquire Silicon Wave, Inc. and completed that acquisition in May 2004. Silicon Wave’s Bluetooth® product portfolio includes CMOS radio solutions as well as highly integrated single-chip CMOS solutions, which include radio, baseband processor, a processor core and memory – all on a single chip of silicon. The CMOS Bluetooth® solutions do not require external flash memory and minimize the use of external radio frequency components. This represents a cost and size advantage compared to competitors’ solutions. Silicon Wave’s Bluetooth® products are currently in production and in use supporting multiple applications, including cellular handsets, headsets, PC peripherals and consumer electronics devices.

We report information as one operating segment. Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2004 (Cellular, Wireless Connectivity and Infrastructure), under the aggregation criteria set forth in SFAS 131, we are required to report information as one operating segment.

As part of our cellular business we recently entered into the transceiver market with our POLARIS™ TOTAL RADIO™ transceiver solution and commenced production shipments in the first quarter of fiscal 2005. Our POLARIS™ TOTAL RADIO™ transceiver solution provides handset manufacturers with a highly integrated radio solution in a small form factor that helps reduce component count and total cost while providing superior radio performance. Our POLARIS 2™ TOTAL RADIO™ transceiver solution for Enhanced Data for Global Evolution (EDGE) handsets provides EDGE functionality with fewer components than competing approaches through a unique and innovative architecture called polar modulation. POLARIS 2™ TOTAL RADIO™ will decrease our customers’ material costs and provide for longer battery life and higher receive sensitivity. We currently expect to begin production for POLARIS 2™ TOTAL RADIO™ solutions in late calendar 2004. In addition, we recently introduced a highly integrated transmit module for quad-band global system for mobile communications (GSM)/general packet radio system (GPRS) cellular handsets. The transmit module combines the PA and antenna switch and is the next step toward further integration, which we believe is an emerging trend in the wireless handset industry.

We are also pursuing other growth opportunities in the wireless connectivity market. In WLAN, our IEEE 802.11g radios continue to gain acceptance in the retail market for client network interface cards and we believe that the cost advantage of our IEEE 802.11b transceiver will facilitate its use in new growth markets, such as handheld wireless gaming. Our mobile applications product line continues to develop components for satellite radio and GPS solutions for handsets, personal digital assistants, handheld navigation applications and telematics systems.

Our infrastructure products are comprised of components for wireless base stations, which historically have included a variety of small signal devices, primarily quadrature modulators. Recently, we introduced infrastructure driver amplifiers that leverage thermal enhancements that we have made to our GaAs process, which we believe enables superior efficiency. We are also working to commercialize GaN, a wide bandgap process technology used to design high power amplifiers specifically for use in 2.5G and 3G wireless base stations.

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

The wireless communications industry growth is being fueled by several sources. The availability and mass deployment of additional telecommunications standards (such as GPRS, EDGE, Code Division Multiple Access Next Generation (CDMA-1X), Wideband Code Division Multiple Access (WCDMA), IEEE 802.11 for WLANs and Bluetooth®) have increased the overall size of the market. New wireless products with improved features (such as telephones with cameras, Bluetooth® peripherals, personal digital assistants (PDAs), Radio Personal Computer Memory Card International Association (PCMCIA) cards, and GPS have contributed to the industry growth. In addition, the development of new communications services, such as public area “hot spots” that facilitate wireless Internet connectivity through the use of WLANs has increased the demand for products. Moreover, technological advances throughout the entire supply chain have reduced barriers to entry and enabled broad access to entry level voice-only cellular phones. Although voice-only cellular phones initially were the primary end-use application for our products, we now supply products to rapidly growing segments in the wireless communications industry focused on data communication, including WLANs and 2.5G and 3G cellular handsets. The total available market for wireless terminals is anticipated to expand, as the industry moves to data-intensive applications such as multimedia messaging service, gaming and video. Higher data rate standards require higher functionality phones and in some cases the convergence of multiple standards, thereby promoting the development and manufacturing of new feature-enhanced personal wireless terminals. At the same time, lower-tier voice-only phones require low-cost, less complex optimized terminals that can be brought to market quickly.

The industry trend is to develop new wireless communications devices for operation under air interface standards with higher data rates. Classic analog and digital communication standards used primarily for voice such as Advanced Mobile Phone Service (AMPS), GSM, Time Division Multiple Access (TDMA) and CDMA are being replaced in the design cycle by the emergence and deployment of additional telecommunications standards including GSM/GPRS, EDGE, CDMA-1X and WCDMA. The handsets designed for each air interface standard generally require unique radio frequency and baseband integrated circuit solutions and these solutions become more complex and technically challenging as data rates increase. Similarly, WLANs, which function under the IEEE 802.11 standards, are migrating to higher data transmission rates and higher frequencies. Additional communications standards make it more difficult for OEMs of subscriber equipment to develop and supply all of the required components in a timely and cost-effective manner. For this reason, some OEMs have begun to rely on third party value-added technology providers that have the component- and systems-level expertise to design, and the production capacity to supply, these solutions. This technology-outsourcing trend is particularly evident in the radio frequency segment of the equipment due to scarcity of RFIC engineers and the design complexity of the radio technologies. Technology outsourcing has materialized both in OEMs’ reliance on RFIC suppliers to provide more integrated radio frequency solutions and OEMs’ increased use of ODMs and contract manufacturers for handset production.

In addition, due to the recent increases in handset functionality, OEMs are utilizing their in-house resources to focus on the marketability of the handset to the end-users based on the various combinations of hardware and software functions available (such as FM radios, MP3 players, cameras, GPS, Outlook and Java-based applications). As a result, OEMs have increased their reliance on ODMs to manufacture and design devices to be sold under the OEMs’ brand names. Therefore, we have continued to sharpen our focus on high performance, integrated solutions, and we expect to increase our market share by expanding our footprint with these integrated products, such as our single chip complete Bluetooth™ solution, the expansion of our PowerStar® family of PA modules and the development of our POLARIS™ TOTAL RADIO™ solutions.

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

Strategy

Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless communications. To meet this goal, we have developed a strategy centered on customer relationships, technology leadership and manufacturing excellence that we believe will help us achieve better than industry average revenue growth. The key elements are:

•	Customer Relationships. We believe that our customer relationships are central to our ability to continue growing our business. We have established solid customer relationships with the leading OEMs and ODMs that put us in the position to continue our growth. Our ability to increase our dollar content within the handset and other wireless devices markets is driven by the early market intelligence that is shared with us by our customer base. This level of trust is earned by providing the customer full support in every facet of the business. We provide our customers with world class design and application support that is enhanced by our ability to deliver on our manufacturing commitments. We will continue to make investments to fully service the increasing needs of our customers. We believe that our customers trust us to develop highly integrated solutions that in many cases have more intellectual property content than the versions previously designed by the customer. In order to increase efficiencies, decrease component count and improve profitability, our customers are reducing their supplier base to those with broad product offerings across multiple wireless protocols. We intend to capitalize on this trend by assembling the necessary radio frequency building blocks required by our customers. Our customers are our top priority and our future is dependent on maintaining strong relationships with them.

•	Technology Leadership. Bringing innovative technology to market is critical to our continued growth. We are technology innovators in several key areas, including circuit design, packaging technology and semiconductor process technology. Our design engineering teams focus on developing products that solve real world problems for our customers. The components that we design are becoming more integrated and in many cases require multiple person design teams to complete. We have invested extensively in providing our design engineers with software and modeling tools to complete these more complex products. Additionally, in terms of our employees, we have focused our recruiting efforts to address our need for digital design expertise, system level architecture and software development. We maintain technology leadership in packaging technology that allows us to deliver innovative, smaller form factor and lower cost solutions to our customers. We continuously strive to make improvements in our GaAs HBT technology for PAs and have internally developed GaAs pHEMT for switches. Through our relationship with Jazz, we invest in silicon process development designed to maximize the high speed analog performance of silicon CMOS and SiGe devices. Other foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and International Business Machines Corporation (IBM), provide us with access to leading technology in silicon CMOS and SiGe. We also invest in technologies for the future, such as GaN, which we believe offers significant performance advantages over existing silicon-based technologies.

•	Manufacturing Excellence. We routinely ship over one million devices per day. Our customers rely on our ability to meet their delivery schedules. Our world-class manufacturing capabilities allow us to respond quickly to changes in customer demand, giving us what we believe is a significant competitive advantage. We are the world’s leading manufacturer of GaAs HBT devices and plan to continue making investments in GaAs HBT and GaAs pHEMT manufacturing capacity to meet the growing needs of our customers. Silicon manufacturing capacity is becoming increasingly important for our growth. Silicon currently represents approximately 25% of the semiconductor content of the components we ship. The silicon percentage of our total shipments is expected to grow significantly as we begin the production ramp of our highly integrated silicon products, including POLARIS™ TOTAL RADIO™ solutions and Bluetooth® products. To address the capacity requirements for these components we have established top tier relationships with TSMC and IBM. Additionally, we have invested in guaranteed silicon capacity at Jazz. We have addressed packaging capacity by developing strong relationships with the world’s leading assembly houses. We are also investing in our own assembly capabilities to further guarantee assembly capacity and lower our overall cost structure. We currently test the majority of our components at our own high-volume, low-cost test facilities. We also outsource product testing to certain assembly houses and will likely outsource an increasing percentage of our production test volume in the future. Finally, we focus on reducing manufacturing cycle time. We believe that reducing manufacturing cycle time significantly improves our ability to respond to changes in customer demand and also lowers inventory carrying costs.

Markets

We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial applications primarily for wireless markets such as cellular handsets, base stations and WLAN equipment.

Cellular

In cellular applications, calls are placed through handheld subscriber devices by making a connection with a base station via radio frequency channels.

Base Stations

Base stations installed across an area create a wireless telecommunications network that enables cellular telephones to communicate with one another or with wired telephones. Each base station is equipped to receive and send radio frequency signals through an antenna, as well as amplify outgoing signals to ensure the transmission reaches its destination without fading. For both existing and future generation wireless technologies, these base stations provide the system backbone and must be in place before cellular telephones can be used.

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

Other Markets

We also supply custom components for other applications. In the wireless market, we supply components for wireless local loop systems, cordless telephony, industrial radios, satellite radio, GPS, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, home networking, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems and for optical transceivers and transponders. We also market various components for satellite and microwave communications applications, and certain of our components, such as gain blocks and attenuators, are used for instruments and in other wired applications.

Manufacturing, Packaging and Testing

As part of our total quality program, the Company’s quality management system is registered to ISO 9001 and the Company’s environmental management system is registered to ISO 14001. This means that a third party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing and the ISO 14001 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs.

For the majority of our products, the production process begins with GaAs, silicon or other semiconductor materials, called wafers. GaAs products incorporate a transistor layer that is grown on the wafer using an MBE process in our MBE facility. These wafers are sent to our wafer fabrication facility where we isolate the transistor layer and interconnect the transistors according to the circuit design. The wafers are then singulated into individual die. A die is a rectangular piece of semiconductor material upon which electronic circuitry has been created. The circuitry determines the specific function that the die is intended to perform and is connected to the outside world by means of a microelectronic package and small wires. Semiconductor die are manufactured while still part of a round piece of semiconductor called a wafer, ranging in diameter from 100-300mm. The circuitry is printed on the wafers using microscopic imaging technology and thin films of deposited materials. Upon completion of the manufacturing process, die are cut individually from the wafer and must be assembled, or packaged, and then the final product must be tested. Packaging can come in the form of either a simple lead frame package or a more complicated multi-chip module. Testing is performed on either type of component, and after testing the RFICs are prepared for shipment through a tape and reel process.

We have one MBE facility for the manufacture of our GaAs devices, which is located in Greensboro, North Carolina. We currently use independent foundries to supply our silicon-based and pHEMT product requirements.

We have two GaAs wafer fabrication facilities located in Greensboro, North Carolina. During fiscal 2004, we manufactured substantially all of our GaAs products at these fabrication facilities. In fiscal 2003 and 2004, one of our key initiatives was the conversion of our second wafer fabrication facility from a four-inch wafer production facility into a six-inch wafer production facility in an effort to improve margins through increased capacity utilization. We completed this transition in fiscal 2004.

We currently use several international and domestic assembly suppliers to package and assemble our products. All of these vendors are compliant with applicable ISO 9000 or QS 9000 series specifications, which mean that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.

We utilize multiple contract test suppliers and partners in Asia to test our products. We currently have our own test, tape and reel facilities located in Greensboro, North Carolina and Beijing, China. As of March 31, 2004, approximately 70% of our internally tested products were being tested in Greensboro and 30% were being tested in Beijing. The majority of the test, tape and reel function is currently performed internally.

During fiscal 2004, our operations management team focused on supply chain management, and by implementing several process improvements reduced manufacturing cycle times by over 40%. We have developed strategic supplier relationships that have enabled us to control the procurement of raw materials, we have increased our MBE capacity by hiring personnel and operating on a seven-day production cycle and we have streamlined the configuration of our supply chain to minimize the geographical movement of material during the manufacturing process. We will continue to focus on the improvement of our supply chain cycle time and continue to focus on streamlining the configuration of our supply chain during fiscal 2005.

We maintain an inventory of certain standard products based on our internal forecasts of expected demand for these products. For custom-designed products, designs of our products are verified both by us and by the customer before orders for production wafers are placed. Upon receipt of orders, we schedule production based on order size, customer delivery requirements, production schedules and other production considerations. We have improved our supply chain cycle time through better utilization of our test facilities, which has significantly reduced our work-in-process inventory levels, improved customer satisfaction and lowered inventory obsolescence.

We typically experience lower yields on new products compared to yields on our mature products. Due to the complexity of our new module products, we have encountered significant technical challenges with respect to module assembly and testing that have also contributed to lower yields. These lower yields, combined with higher costs, have negatively impacted our gross margins. Our overall weighted average selling price in fiscal 2004 declined by approximately 13% compared to fiscal 2003, which is consistent with the current trend in our industry, as our customers expect the average selling price of our products to decline over time. However, the number of PAs that we sold in fiscal 2004 increased by 53% which offset the decline in our average selling price. Our markets remain highly competitive and we expect to continue to experience downward pressure on the average selling prices of our products during fiscal 2005.

During fiscal 2005, we will continue to focus on supply chain management by continuing to streamline the configuration of our supply chain to further reduce cycle times and manufacturing costs. An example of our focus is the expansion of our Beijing, China manufacturing facility to include a module packaging production line. This assembly line will supplement our current assembly capacity that we buy from external suppliers. Additionally, our wafer fabrication facilities are approaching full production capacity. As a result, in fiscal 2005 we are expecting to invest approximately $60.0 million in our MBE, wafer fabrication, assembly and test, tape and reel facilities. Up to an additional $75.0 million may be needed to further expand our MBE and wafer fabrication facilities during fiscal 2005 if customer demand warrants such expansion. We believe that gross margins will continue to compress as a result of downward pressure on average selling prices and a tightening supply of silicon components and other raw materials. To help counter this industry trend, we will continue to focus on cost reduction efforts, including (1) initiating and maintaining strategic supply relationships, such as our current relationship with Jazz, (2) achieving higher levels of product integration, (3) successfully implementing test yield and assembly improvement plans, such as investing in our own assembly capabilities to obtain a lower overall cost structure and other supply chain savings and (4) increasing our capacity utilization.

Products and Applications

We offer a broad range of standard and custom-designed RFICs. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products are normally manufactured on an exclusive basis for a negotiated period. We attempt to convert custom products into standard products in order to broaden our customer base and leverage our design and product expenditures. At March 31, 2004, we offered over 320 products in the following categories:

Power Amplifiers

PAs are our largest product class, representing approximately 51% of our products offered during fiscal 2004. PAs provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. PAs operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. PAs are often the most critical radio frequency component because (1) they frequently are the most expensive component, (2) they are difficult to design and implement, (3). they normally use the greatest amount of battery power in a handset, which impacts talk time, and (4) they generally dissipate the greatest amount of heat.

Gain Blocks (General Purpose Amplifiers)

Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal’s strength has been diminished by processing through a filter or other component. Gain blocks accounted for approximately 19% of our products offered in fiscal 2004.

Low-Noise Amplifiers/Mixers (Front-Ends and Mixers)

Low-noise amplifiers/mixers accounted for approximately 6% of our products offered in fiscal 2004. A low-noise amplifier is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 with the addition of as little interference as possible. Low- noise amplifiers are commonly integrated into circuits with mixers (also referred to as “down-mixers” or “down converters”), and this combination generally is referred to as a “receiver front end.” Mixers accept the filtered output from the low-noise amplifiers, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency (IF) signal, which is easier to process.

Quadrature Modulators/Demodulators

Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with a radio frequency signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received radio frequency signals and recovering the embedded digital information for further processing. Approximately 5% of our products offered in fiscal 2004 were quadrature modulators/demodulators.

Transmitters, Receivers and Transceivers

Single chip transmitters and receivers send and receive wireless signals. Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. This category accounted for approximately 9% of our products offered during fiscal 2004.

Global Positioning System Receiver/Chipset

A GPS receiver processes signals from visible GPS satellites broadcasting radio frequency navigation information. The GPS receiver works with a wide variety of end products including handheld, marine and in-vehicle automotive devices. A GPS chipset enables systems to receive signals from visible GPS satellites using signal-processing techniques that produce highly accurate, smoothed navigation data. The chipset is suited to a broad range of applications including in-vehicle systems, recreational navigation and asset location services. This category accounted for approximately 3% of our products offered during fiscal 2004.

Intermediate Frequency Components

In the receive function of a typical handset, high frequency RF signals are converted into lower frequency IF signals by the low noise amplifier/mixer and then to baseband outputs, such as voice. In the transmit function, baseband inputs are converted from analog to digital form and processed through the IF range to the higher radio frequency before transmission through the antenna. Our IF devices include digitally controlled IF amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for IF-to-baseband conversion in the receive mode. IF components accounted for approximately 3% of our products offered during fiscal 2004.

Other

The remaining 4% of products offered in fiscal 2004 include products such as attenuators and switches, voltage controlled oscillators, and linear cable television amplifiers.

Products by Technology

Approximately 53% of our products offered during fiscal 2004 were fabricated solely with GaAs HBT and approximately 5% of our products were fabricated with a combination of GaAs HBT and Silicon technology. Approximately 19% of our products offered used conventional silicon technology. GaN and InGaP technologies were used in approximately 8% and 7%, respectively, of our offered products while SiGe and GaAs MESFET technologies were used in approximately 6% and 2%, respectively, of our offered products.

Raw Materials

Given the number of external component parts used in module production, we may experience shortages of raw materials. As a result, we are designing into our semiconductor die the functionality formerly fulfilled by many of the surface mount devices, thus reducing our reliance on external raw materials and assemblers.

We currently use independent foundries to supply our silicon-based and pHEMT product requirements. Our key silicon-based product foundries provide us with access to leading technology in silicon CMOS and SiGe. Use of independent foundries involves a number of risks, including the possibility of material disruptions in the supply of key RFICs and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. The current demand for silicon-based products is high and we continuously have to negotiate with our suppliers for an adequate source of supply. We also intend to continue expanding our line of silicon-based RFICs, which increases the importance of a guaranteed supply. The inability of our independent foundries to provide the necessary capacity for our products could result in significant production delays and materially and adversely affect our business, financial condition and results of operations. We continually monitor our silicon supply and negotiate with our suppliers to ensure adequate silicon capacity to support our current sales levels. In order to mitigate the risk of unavailable supply, we have entered into a strategic relationship with Jazz, which allows us to obtain a committed source of supply.

Customers

Sales to our largest customers, Nokia, Motorola and Samsung, were approximately $224.7 million, $72.7 million and $63.5 million, respectively, in fiscal 2004, representing approximately 35%, 11% and 10%, respectively, of our revenue. No other customers accounted for 10% or more of revenue during fiscal 2004.

We have agreed to provide Nokia with access to certain RFIC technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia’s requirements for certain RFICs. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue.

Revenue growth to multiple customers continues to diversify our customer base and our dependence on Nokia declined in fiscal 2004 as sales to Nokia as a percentage of revenues declined to 35% in fiscal 2004 from 45% in fiscal 2003. In addition, we have gained some new customers and with the predicted growth of our non-handset business during fiscal 2005, we expect that customer diversification will continue.

Sales and Marketing

We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. No sales representative firm or distributor accounted for more that 10% of total revenues in fiscal 2004. We select our domestic and foreign sales channels based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives and distributors to keep them informed of and educated about our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world and had 192 marketing and selling employees at March 31, 2004 compared to 198 at March 31, 2003.

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

Research and Development

Our research and development efforts are focused primarily on developing new integrated circuit products and improving manufacturing processes and yields. We currently operate 13 RFIC design centers that are located throughout the world, in addition to our design engineering staff in Greensboro, North Carolina. Research and development employees totaled 573 at March 31, 2004, compared to 548 at March 31, 2003.

Our circuit design staff is continually developing RFIC design solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating test radio frequency circuits under emerging semiconductor process technologies to meet our customers’ future wireless equipment needs and to augment our Optimum Technology Matching® program, which is what we call our approach to using multiple semiconductor process technologies to allow us to offer our customers products that fulfill their performance, cost and time-to-market requirements. Our Advanced Development Group focuses on next-generation technology in the areas of RFIC design, packaging and semiconductor processes. The purpose of this group is to develop technologies that can be quickly transitioned into new state-of-the art products.

In fiscal 2004, 2003 and 2002, we incurred approximately $128.2 million, $101.7 million, and $74.4 million, respectively, in research and development expenses. We do not separately account for customer-sponsored research and development expenses and those research and development expenses paid directly by us.

The market for RFICs is characterized by rapid changes in product designs and the emergence of new semiconductor technologies used to fabricate higher performance devices. Because the demand of OEMs for continual improvements in product performance is expected to increase, we believe that our future success depends in part on our ability to design RFICs under emerging wafer fabrication technologies that meet the cost and performance parameters of our customers. Moreover, we believe that we must be able to continue to attract and retain qualified research and development personnel.

Competition

Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors. We also experience competition for products manufactured using GaAs HBT process technology from companies that have or may develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RFICs or discrete products internally for their own requirements. Our primary competitors are Skyworks Solutions, Inc. and Renesas Technology Corporation. In the WLAN product markets, we encounter additional competitors such as Broadcom Corporation, Atheros Communications, Agere Systems, Inc. and Intersil Corporation.

We believe that competition within the markets for our products is driven primarily by the ability to design and deliver high-performance and price-competitive products in sufficient quantities and in a timely manner. Competition is also affected by the quality of customer service and technical support and the ability to design customized products that address each customer’s particular requirements and cost limitations. Many of our current and potential competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. Further, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability by causing us to reduce prices or by reducing demand for our products.

Intellectual Property

It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own numerous U. S. patents bearing on radio frequency communications and related circuits and semiconductor processes, the earliest of which will likely expire in 2015. Numerous additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents or will infringe upon intellectual property rights of others. It is also possible that a court will find the issued patents invalid or unenforceable under numerous legal principles relating to prior art disclosures or inequitable conduct before the United States Patent and Trademark Office.

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

We also rely upon trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. To protect our trade secrets, technical know-how and other proprietary information, our employees are required to enter into agreements providing for maintenance of confidentiality and the assignment of rights to inventions made by them while in our employ. We also have entered into non-disclosure agreements to protect our confidential information delivered to third parties in conjunction with possible corporate collaborations and for other purposes. However, we cannot be sure that these types of agreements will effectively prevent unauthorized disclosure of our confidential information, that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

We have been named a defendant in a patent infringement lawsuit filed on August 3, 2001 in the United States District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents, and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a United States District Judge has held that claims of 14 patents (each patent being among those patents at issue in our litigation) were unenforceable and claims were invalid. We cannot predict the ultimate outcome of this litigation.

We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued

U.S. patents. On these occasions, we have attempted to investigate thoroughly the underlying issues and determine whether design changes or patent licenses were appropriate.

Backlog

At May 31, 2004, our backlog was approximately $153.9 million, compared to approximately $109.3 million at the end of May 31, 2003. We include in backlog all accepted product purchase orders for which delivery has been specified within one year. Product orders in our backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Employees

At May 31, 2004, we had 1,895 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, RFIC design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Year ended March 31,
	2004	2003	2002
Sales:
United States	$121,441	$102,152	$107,037
International	529,938	405,667	262,271

Long-lived assets: (in thousands)
United States	$262,707	$297,728	$219,151
International	17,649	14,285	2,528

Of our total revenue for fiscal 2004, 19% were made to customers in the United States, 19% to customers in China, 17% to customers in Europe, 16% to customers in Korea and 14% to customers in Taiwan. Customers in Central and South America, Japan and Singapore accounted for the majority of the remaining fiscal 2004 revenue.

Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our components. Long-lived assets include property and equipment.

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

Investor Relations Department

RF Micro Devices, Inc.

7628 Thorndike Road

Greensboro, NC 27409-9421

In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also read and copy any documents that the Company files with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.

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

Our industry’s technology changes rapidly and we depend on the development and growth of the wireless markets.

We depend on the development and growth of markets for wireless communications products and services. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop.

We supply RFICs almost exclusively for wireless applications. The wireless markets are characterized by frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to increase, which means that we must continue to improve our product designs and develop new products using new wafer fabrication technologies. It is likely that a competing process technology will emerge that permits the fabrication of integrated circuits that are superior to the RFICs we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.

We face risks associated with our MBE, test, tape and reel and wafer fabrication facilities.

Our production process starts with GaAs substrates called wafers. A transistor layer is grown on the wafer using an MBE process in our MBE facility. These wafers are then sent to our wafer fabrication facilities for further processing.

We have operated our first wafer fabrication facility since 1998, and in fiscal 2002, we qualified our second wafer fabrication facility for production. We completed the transition of our second wafer fabrication facility from a four-inch wafer production facility into a six-inch wafer production facility in fiscal 2004 in an effort to improve margins through increased capacity utilization. As parts are brought into production, we must continue to maintain our cycle times and our line, assembly and test yields in order to reach our manufacturing goals.

A number of factors will affect the future success of our facilities, including the following:

•	demand for our products;

•	our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify new products in a timely manner at our wafer fabrication facilities;

•	availability of raw materials, including GaAs substrates, and high purity source materials such as gallium, aluminum, arsenic, indium, silicon and beryllium in our MBE facility;

•	our wafer fabrication manufacturing cycle times;

•	our production yields;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our inability to use all or any significant portion of our facilities for prolonged periods of time for any reason.

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

We face challenges managing rapid growth.

At May 31, 2004, we have grown to 1,895 employees compared to only 133 employees as of March 31, 1997. To manage our growth effectively, we must:

•	expand our presence in international locations and adapt to cultural differences in those locations, including China;

•	train and manage our employee base;

•	attract and retain qualified people with experience in radio frequency engineering, integrated circuit design, software and technical marketing and support; and

•	develop leaders for key business units and functions.

Competition for these resources is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly and test, tape and reel partners. Our systems, networks, software tools, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results and success may also depend on keeping key technical personnel and management and, expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the substantial majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in radio frequency engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

We depend heavily on third parties.

We use several independent foundries to manufacture our silicon-based products. In fiscal 2003, we entered into a strategic relationship with Jazz, a radio frequency and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, we obtained a committed, lower cost source of supply for wafers fabricated utilizing Jazz’s silicon manufacturing processes. We will still remain dependent on a small number of independent foundries to manufacture our silicon-based products on a timely basis, to achieve acceptable manufacturing yields and to offer us competitive pricing. The inability of these independent foundries to deliver our products on a timely basis, allocate sufficient manufacturing capacity to us, achieve acceptable yields or offer us competitive pricing would have a material adverse effect on our operating results.

We currently use several international and domestic assembly suppliers to package and assemble our products and we utilize multiple contract test suppliers and partners in Asia to test our products. We currently have our own test, tape and reel facilities located in Greensboro, North Carolina, and Beijing, China. As of March 31, 2004, approximately 70% of our internally tested products were being tested in Greensboro and 30% were being tested in Beijing. The majority of the test, tape and reel function is currently performed internally.

Because of the shift to module production, we also rely on suppliers for passive component parts. A delay in the receipt of these raw materials could delay product shipments and have an adverse effect on our operating results.

Our operating results fluctuate.

Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:

•	our ability to design, manufacture and deliver our products in large enough volumes to satisfy our customers’ requirements;

•	the ability of third party foundries, assembly, and test, tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;

•	our ability to achieve cost savings and improve yields and margins on our new products;

•	our ability to respond to downward pressure on the average selling prices of our products caused by our customers and competitors;

•	unexpected unfavorable assembly or test yields for our products;

•	our ability to increase capacity utilization;

•	our ability to successfully integrate and realize expected synergies from our recent acquisitions; and

•	our inability to predict non-recurring charges required to be taken under generally accepted accounting principles in the United States (GAAP) for items such as impairment of the value of long-lived assets and goodwill and acquired in-process research and development charges associated with business combinations.

It is likely that our future operating results will again be adversely affected by the factors set forth above or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.

If we experience poor production yields, our operating results may suffer.

Our integrated circuit products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our module products, which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability.

Our products are manufactured on GaAs or silicon substrates, called wafers. Before our customers can use our products, the wafers must be processed and singulated into individual die. The die must be assembled, or packaged, and tested. Packaging can come in the form of either a simple lead frame package or a more complicated multi-chip module. Testing is performed on either type of component, and after testing the RFICs are prepared for shipment through a tape and reel process. Our manufacturing yield is a combination of:

•	wafer fabrication line yield, which is the number of usable wafers that result from our fabrication process;

•	assembly yield, which is the number of assembled parts that we actually receive from the packaging house divided by the number of die available on the wafer; and

•	test yield, which is the number of assembled parts that pass all component level testing divided by the total number of parts tested.

Due to the complexity of RFICs, we periodically experience difficulties in achieving acceptable yields on certain new products.

Our customers also test our RFICs once they have been assembled into their products. The number of usable RFICs that result from our production process can fluctuate as a result of many factors, including the following:

•	design errors;

•	defects in photomasks, which are used to print circuits on a wafer;

•	minute impurities in materials used;

•	contamination of the manufacturing environment;

•	equipment failure or variations in the fabrication process;

•	losses from broken wafers or other human error; and

•	defects in packaging.

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

We depend on a few large customers.

Historically, a substantial portion of our revenue has come from large purchases by a small number of customers and we expect that trend to continue. In fiscal 2004, our top five customers accounted for 62% of our total revenue and our top ten customers accounted for 73% of our total revenue. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.

We have agreed to provide Nokia with access to certain radio frequency integrated circuit technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia’s requirements for certain RFICs. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue. The loss of Nokia as a customer for any reason would have a material adverse effect on our operating results.

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

Our operating results are dependent on our GaAs HBT process technology and demand for our GaAs HBT product .

Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using GaAs HBT process technology. During fiscal 2004 and fiscal 2003 53% and 87%, respectively, of our revenue came from the sale of GaAs HBT products manufactured using GaAs HBT process technology exclusively, of which substantially all was attributable to products produced at our facility. During fiscal 2004, modules produced with a combination of GaAs HBT and silicon technologies increased to 39% of revenue as compared to 1% of fiscal 2003 revenue. We currently expect that this process concentration will continue in the near term. Our dependence on GaAs HBT products could have an adverse effect on our operating results in the future. Competitors have begun to enter the market and offer their own GaAs products, and direct competition with competitors with GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies are constantly being developed, and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.

We depend on our exclusive license from TRW for its GaAs HBT technology. If the license is terminated or if it were determined that this technology infringed on a third party’s intellectual property rights, our operating results would be adversely affected. TRW made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else.

We operate in a very competitive industry and must continue to implement innovative technologies and increase capacity utilization in order to reduce costs and improve margins.

Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling RFICs, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Any of these customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. In order to improve our margins, we will need to reduce our costs by making continual operational improvements to reduce cycle time, increase capacity utilization and improve test yields. Our inability to meet these objectives could have an adverse effect on our operating results.

Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors may have greater financial, technical, manufacturing and marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.

Our operating results are substantially dependent on development of new products.

Our future success will depend on our ability to develop new RFIC solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new RFICs is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past, including during fiscal 2004. Our successful product development depends on a number of factors, including the following:

•	the accuracy of our prediction of market requirements and evolving standards;

•	acceptance of our new product designs;

•	the availability of qualified RFIC designers;

•	our timely completion and execution on the product designs and ramp of new products according to our customer needs with acceptable manufacturing yields; and

•	acceptance of our customers’ products by the market.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we will not likely reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins require significant expenditures by us and typically precede volume revenues by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.

We are subject to risks from international sales and operations.

We operate globally with sales offices and research and development activities as well as manufacturing, assembly and testing facilities in several countries. As a result, we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations, tariff, import and other related restrictions and regulations.

Sales to customers located outside the United States accounted for about 81% of our revenue in fiscal 2004. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.

All but one of our circuit assembly vendors and both of our test vendors are located outside the U.S. Also, we have a test, tape and reel facility in Beijing, China. This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in U.S. dollars. Our assembly costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international assemblers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.

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

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders’ percentage ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•	unanticipated costs, capital expenditures or working capital requirements associated with the acquisition;

•	acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operation;

•	diversion of management’s attention from our business;

•	injury to existing business relationships with suppliers and customers;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel and;

•	unrealized expected synergies.

We rely on intellectual property and face actual and potential claims of infringement.

Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Although we do not believe this to be the case, it could be determined in the future that we are infringing a third party’s intellectual property rights. We cannot be sure that we could obtain licenses on commercially reasonable terms or that litigation would not occur if there were any infringements. If we were unable to obtain necessary licenses or if litigation arose out of infringement claims, our operating results could be adversely affected.

We have been named a defendant in a patent infringement lawsuit filed on August 3, 2001 in the United States District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and is in its very preliminary stages. In one of the related actions, a United States District Judge has held that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and claims were invalid. However, we cannot predict the ultimate outcome of this litigation.

In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

We may be subject to various other lawsuits and claims relating to our products.

We cannot be sure that third parties will not assert additional claims against us, our customers or our licensors with respect to existing and future products. Any litigation to determine the validity of any third party’s claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor. The wireless industry is subject to frequent litigation, often regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology, which is the subject of the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms.

We are subject to stringent environmental regulations.

We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in our manufacturing processes. A change in environmental laws or our failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination.

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

Future sales of shares could have an adverse effect on the market price of our common stock.

Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. At June 4, 2004 we had outstanding a total of 186,492,245 shares of common stock. As of March 31, 2004, options to purchase 23.0 million shares of common stock were outstanding under our formal stock option plans for employees and directors, with a weighted average exercise price of $14.26 per share and a weighted average remaining contractual life of 7.0 years. Of these, options to purchase 11.9 million shares were exercisable at March 31, 2004, at a weighted average exercise price of $16.15 per share.

Provisions in our governing documents could discourage takeovers and prevent shareholders from realizing an investment premium.

Certain provisions of our articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of our company. These provisions include the ability of our board of directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval and the requirement of supermajority shareholder approval of certain transactions with parties affiliated with our company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

On August 10, 2001, our board of directors adopted a shareholder rights plan, pursuant to which uncertificated stock purchase rights were distributed to our shareholders at a rate of one stock purchase right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire us by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions involving us. However, the existence of the rights plan may impede a takeover of us not supported by the Board, including a takeover that may be desired by a majority of our shareholders or involving a premium over the prevailing stock price.

ITEM 2. PROPERTIES

We currently lease all of our facilities with the exception of our second wafer fabrication facility and our test, tape and reel facility in Beijing, China. During fiscal 2003, we retired a synthetic lease, which is an asset-based financing structure, and purchased our second wafer fabrication facility. In addition, we completed the construction of our Beijing test, tape and reel facility.

We lease three office facilities and one storage facility in Greensboro, North Carolina. Adjacent to our office facilities are our two wafer fabrication facilities and our research and development packaging facility. The first wafer facility is substantially fully utilized. The second wafer facility is approximately 85% productively utilized and can be expanded, as demand requires, through current facility availability. During fiscal 2004 we converted our second wafer fabrication facility from four-inch wafer fabrication to six-inch wafer fabrication. The conversion substantially increased the production capacity of this facility.

We lease two additional facilities in Greensboro, North Carolina. One facility houses our MBE wafer starting material production operations and the other facility comprises our RFIC test, tape and reel operations. Productive utilization of the MBE facility is approximately 80% and productive utilization of the test, tape and reel facility is approximately 72%. Our productive utilization of our test, tape and reel facility in Beijing, China is approximately 80%.

We also lease space for our design centers in Scotts Valley, Irvine, Carlsbad and San Jose, California; Cedar Rapids, Iowa; Boulder, Colorado; Chandler, Arizona; Boston, Massachusetts; Charlotte, North Carolina; Pandrup, Denmark; Calgary, Canada; Leuven, Belgium; and Moscow, Russia. In addition, we lease space for sales and customer support centers in San Diego, California; Reading, England; Oulu, Finland; Seoul, South Korea; Taipei, Taiwan; Shenzhen and Beijing, China; and Tokyo, Japan. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3. LEGAL PROCEEDINGS

We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001 in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery, and is in its very preliminary stages. In one of the related actions, a United States District Judge has held that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and claims were invalid. We cannot predict the ultimate outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “RFMD.” The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq Stock Market. As of June 4, 2004, there were 2,161 holders of record of our common stock.

	High	Low
Year Ended March 31, 2004
First Quarter	$6.70	$4.55
Second Quarter	10.75	5.63
Third Quarter	12.51	9.16
Fourth Quarter	12.34	7.85

	High	Low
Year Ended March 31, 2003
First Quarter	$21.90	$5.67
Second Quarter	10.25	5.15
Third Quarter	13.50	5.30
Fourth Quarter	8.90	5.52

We have never paid dividends on our capital stock. We intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is contained in the section entitled “Selected Financial Data” in our fiscal 2004 annual report to shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2004 annual report to shareholders, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2004 annual report to shareholders, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is contained in the financial statements and supplementary data (including the notes thereto) in our fiscal 2004 annual report to shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 2004 under the captions “Corporate Governance,” “Executive Officers,” “Nominees for Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.

The Company has adopted its “Code of Ethics for Senior Financial Officers” and a copy is posted on the Company’s internet site at www.rfmd.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 2004 under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 2004 under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation,” which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 2004 under the caption “Certain Transactions,” which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 27, 2004 under the captions “Ratification of Appointment of Independent Auditors” and “Corporate Governance,” which is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of RF Micro Devices, Inc. are included in our fiscal 2004 annual report to shareholders and are incorporated herein by reference:

i.	Consolidated Balance Sheets as of March 31, 2004 and 2003

ii.	Consolidated Statements of Operations for the fiscal years ended March 31, 2004, 2003 and 2002

iii.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2004, 2003 and 2002

iv.	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2004, 2003 and 2002

v.	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules – See Schedule II, “Valuation and Qualifying Accounts” on Page 32.

No other financial statement schedules are to be filed with this Annual Report on Form 10-K due to the absence of the conditions under which they are required or because the required information is included within the consolidated financial statements or the notes thereto which are included in our fiscal 2004 annual report to shareholders and are incorporated herein by reference.

(a)(3) Exhibits

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation of RF Micro Devices, Inc. (1)

3.2		Amendment to Articles of Incorporation dated July 26, 2000 (2)

3.3		Amendment to Articles of Incorporation dated August 10, 2001 (3)

3.4		Amended and Restated Bylaws of RF Micro Devices, Inc.

4.1		Specimen Certificate of Common Stock (4)

4.2	(a)	Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent (7)

4.2	(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent (8)

4.3		Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005 (9)

4.4		Indenture, dated August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee (9)

4.5		Registration Rights Agreement, dated as of August 1, 2000, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein (9)

Exhibit No.	Description

4.6	Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010 (19)

4.7	Indenture dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (19)

4.8

Registration Rights Agreement dated as of July 1, 2003, by and among RF Micro Devices and the Initial Purchasers named therein (19)

The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601 (b) (4) (iii) of Regulation S-K

10.1	1992 Stock Option Plan of RF Micro Devices, Inc. (5)*

10.2	Form of Stock Option Agreement (1992 Stock Option Plan) (6)*

10.3	1997 Key Employees Stock Option Plan of RF Micro Devices, Inc., as amended (10)*

10.4	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (4)*

10.5	Amended and Restated Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (11) *

10.6	Form of Stock Option Agreement (Directors’ Stock Option Plan) (11) *

10.7	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (10)*

10.8	Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (10)*

10.9	Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (10)*

10.10	Stock Option Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (10)*

10.11	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (14)

10.12	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (15)

10.13	License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. (4)

10.14	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (5)

10.15	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (5)

10.16	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (11)

10.17	Lease Agreement, dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC (12)

10.18	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (10)

10.19	Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan (16)*

Exhibit No.	Description

10.20	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (13)*

10.21	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal (13)*

10.22	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr. (13)*

10.23	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church*

10.24	Change in Control Agreement, dated March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy*

10.25	Amended and Restated Change in Control Agreement dated January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth (17)*

10.26	Change in Control Agreement, dated June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston (20)*

10.27	Change in Control Agreement, dated May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson*

10.28	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (18)

10.29	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (20)

10.30	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (20)

13	Excerpts from Annual Report to Shareholders for the fiscal year ended March 31, 2004

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed April 8, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625)

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed May 22, 1997 (File No. 333-22625)

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3, filed November 11, 2000 (File No. 333-49432).

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(13)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(15)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(16)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(17)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(19)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

*	Executive compensation plan or agreement

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 2004:

During the quarter ended March 31, 2004, the Company furnished the following reports on Form 8-K:

On January 20, 2004, a Form 8-K was furnished pursuant to Item 12 to announce fiscal 2004 third quarter results.

(c)	Exhibits

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

RF Micro Devices, Inc.

Date:	June 15, 2004	/s/ Robert A. Bruggeworth
		By:	Robert A. Bruggeworth
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Bruggeworth and William A. Priddy, Jr., and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 15, 2004.

/s/ Robert A. Bruggeworth	Name: Title:	Robert A. Bruggeworth President, Chief Executive Officer and Director (principal executive officer)

/s/ William A. Priddy, Jr.	Name: Title:	William A. Priddy, Jr. Chief Financial Officer, Corporate Vice President of Administration and Secretary (principal financial officer)

/s/ Barry D. Church	Name: Title:	Barry D. Church Vice President and Corporate Controller (principal accounting officer)

/s/ Albert E. Paladino	Name: Title:	Dr. Albert E. Paladino Chairman of the Board of Directors

/s/ Daniel A. DiLeo	Name: Title:	Daniel A. DiLeo Director

/s/ Frederick J. Leonberger	Name: Title:	Frederick J. Leonberger Director

/s/ David A. Norbury	Name: Title:	David A. Norbury Director

/s/ William J. Pratt	Name: Title:	William J. Pratt Director

/s/ Erik H. van der Kaay	Name: Title:	Erik H. van der Kaay Director

.	Name: Title:	Walter H. Wilkinson, Jr. Director

Schedule II

Valuation and Qualifying Accounts

Years Ended March 31, 2004, 2003 and 2002

(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Reserve		Balance at End of Period
Year ended March 31, 2004
Allowance for doubtful accounts	$1,078	$750	$281	(1)	$1,547
Inventory reserve	18,007	7,076	5,894	(2)	19,189
Year ended March 31, 2003
Allowance for doubtful accounts	$1,134	$468	$524	(1)	$1,078
Inventory reserve	25,193	—	7,186	(2)	18,007
Year ended March 31, 2002
Allowance for doubtful accounts	$951	$395	$212	(1)	$1,134
Inventory reserve	19,884	11,499	6,190	(2)	25,193

(1)	The Company wrote-off a fully reserved balance against the related receivable.
(2)	The Company wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.

EXHIBIT INDEX

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation of RF Micro Devices, Inc. (1)

3.2		Amendment to Articles of Incorporation dated July 26, 2000 (2)

3.3		Amendment to Articles of Incorporation dated August 10, 2001 (3)

3.4		Amended and Restated Bylaws of RF Micro Devices, Inc.

4.1		Specimen Certificate of Common Stock (4)

4.2	(a)	Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent (7)

4.2	(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent (8)

4.3		Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005 (9)

4.4		Indenture, dated August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee (9)

4.5		Registration Rights Agreement, dated as of August 1, 2000, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein (9)

4.6		Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010 (19)

4.7		Indenture dated as of July 1, 2003, between the RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (19)

4.8		Registration Rights Agreement, dated as of July 1, 2003, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein (19)

The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K

10.1		1992 Stock Option Plan of RF Micro Devices, Inc. (5)*

10.2		Form of Stock Option Agreement (1992 Stock Option Plan) (6)*

10.3		1997 Key Employees Stock Option Plan of RF Micro Devices, Inc., as amended (10)*

10.4		Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (4)*

10.5		Amended and Restated Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (11) *

10.6		Form of Stock Option Agreement (Directors’ Stock Option Plan) (11) *

10.7		1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (10)*

10.8		Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (10)*

Exhibit No.	Description

10.9	Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (10)*

10.10	Stock Option Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (10)*

10.11	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (14)

10.12	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (15)

10.13	License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. (4)

10.14	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (5)

10.15	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (5)

10.16	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (11)

10.17	Lease Agreement, dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC (12)

10.18	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (10)

10.19	Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan (16)*

10.20	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (13)*

10.21	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal (13)*

10.22	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr. (13)*

10.23	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church*

10.24	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Suzanne B. Rudy*

10.25	Amended and Restated Change in Control Agreement dated January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth (17)*

10.26	Change in Control Agreement, dated June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston (20)*

10.27	Change in Control Agreement, dated May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson*

Exhibit No.	Description

10.28	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (18)

10.29	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (20)

10.30	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (20)

13	Excerpts from Annual Report to Shareholders for the fiscal year ended March 31, 2004

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed April 8, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625)

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed May 22, 1997 (File No. 333-22625)

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3, filed November 11, 2000 (File No. 333-49432).

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(13)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(15)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(16)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(17)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(19)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

* Executive compensation plan or agreement