Form 10-Q
period 2004-07-03
RF MICRO DEVICES INC
filed 2004-08-10
CIK 911160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2004

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number: 0-22511
                    ----------------------------------------

                             RF MICRO DEVICES, INC.
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                   56-1733461
------------------------------------------            -----------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     7628 THORNDIKE ROAD
  GREENSBORO, NORTH CAROLINA                             27409-9421
------------------------------------------            -----------------
(Address of principal executive offices)               (Zip Code)


                                 (336) 664-1233
               ------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X     No
   -------    -------

As of July 30, 2004, there were 186,623,901 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  PAGE

         Condensed Consolidated Balance Sheets as of June 30, 2004
         and March 31, 2004............................................3-4

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2004 and 2003.......................5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 2004 and 2003.....................6-7

         Notes to Condensed Consolidated Financial Statements............8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................16


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK...........................................................21


ITEM 4.  CONTROLS AND PROCEDURES........................................21



PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................22

PART I - FINANCIAL INFORMATION
ITEM 1.


RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                 June 30,          March 31,
                                                   2004              2004
                                             -------------      -------------
                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                   $   191,537        $   220,915
  Short-term investments                          142,121            106,930
  Accounts receivable, net of allowances of
   $1,592 at June 30, 2004 and $1,547 at
    March 31, 2004                                 81,735             86,287
  Inventories                                      68,162             58,552
  Prepaid expenses                                  3,904              3,854
  Other current assets                              6,598              6,244
                                               ----------         ----------
    Total current assets                          494,057            482,782

Property and equipment, net of accumulated
  depreciation of $190,426 at June 30, 2004
  and $179,492 at March 31, 2004                  280,334            280,356
Goodwill                                          114,806            110,006
Long-term investments                              59,609             59,739
Intangible assets, net of amortization of
  $14,570 at June 30, 2004 and $12,952
  At March 31, 2004                                51,929             50,165
Investment in equity method investee                   --              3,169
Other non-current assets                            1,897              1,799
                                               ----------         ----------
    Total assets                               $1,002,632         $  988,016
                                               ==========         ==========
Liabilities and
  shareholders' equity
Current liabilities:
  Accounts payable                             $   41,977         $   33,465
  Accrued liabilities                              22,663             22,206
  Current obligations under capital leases            192                213
                                               ----------         ----------
      Total current liabilities                    64,832             55,884

Long-term debt, net of unamortized discount
  of $5,057 at June 30, 2004 and $5,374 at
  March 31, 2004                                  324,943            324,626
Obligations under capital leases,
   less current portion                                31                 60
Other long-term liabilities                         4,403              4,308
                                               ----------         ----------
       Total liabilities                          394,209            384,878



RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands)

                                                 June 30,          March 31,
                                                   2004              2004
                                              -------------      -------------
                                               (Unaudited)
Shareholders' equity:
  Preferred stock, no par value;
    5,000 shares authorized; no shares
     issued and outstanding                            --                 --
  Common stock, no par value; 500,000 shares
    authorized; 186,507 and 186,257 shares
    issued and outstanding as of June 30, 2004
    and March 31, 2004, respectively              449,666            448,942
  Additional paid-in capital                       76,957             76,957
  Deferred compensation                           (12,578)           (14,442)
  Accumulated other comprehensive
    income, net of tax                                183                499
  Retained earnings                                94,195             91,182
                                               ----------         ----------
       Total shareholders' equity                 608,423            603,138
                                               ----------         ----------
       Total liabilities and
         shareholders' equity                  $1,002,632         $  988,016
                                               ==========         ==========

See accompanying Notes to Condensed Consolidated Financial Statements.



RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)


                                                     THREE MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                                   2004              2003
                                               -----------       -----------
Revenue                                        $  165,774         $  131,521

Operating costs and expenses:
  Cost of goods sold                              100,887             90,283
  Research and development                         35,346             31,335
  Marketing and selling                            11,132             10,297
  General and administrative                        5,836              4,552
  Other operating expenses                          6,603                527
                                               ----------         ----------
Total operating costs and expenses                159,804            136,994

Income (loss) from operations                       5,970             (5,473)

Interest expense                                   (2,148)            (3,478)
Interest income                                     1,053                877
Loss in equity method investee                     (1,761)              (138)
Other (expense) income, net                           (96)               139
                                               ----------         ----------
Income (loss) before income taxes                   3,018             (8,073)
Income tax expense                                     (5)              (149)
                                               ----------         ----------
Net income (loss)                              $    3,013         $   (8,222)
                                               ==========         ==========
Net income (loss) per share:
Basic                                          $     0.02         $    (0.04)
Diluted                                        $     0.02         $    (0.04)

Shares used in per share calculation:
Basic                                             186,397            184,032
Diluted                                           191,166            184,032

See accompanying Notes to Condensed Consolidated Financial Statements.



RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                      THREE MONTHS ENDED
                                                ------------------------------
                                                  JUNE 30,          JUNE 30,
                                                    2004              2003
                                                ------------------------------
Cash flows from operating activities:
Net income (loss)                                $   3,013          $  (8,222)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation                                      14,071             13,943
  Amortization                                       2,577              2,920
  Acquired in-process research and
   development cost                                  6,201                 --
  Loss (gain) on disposal of assets                    569               (123)
  Loss from equity method investee                   1,761                138
  Amortization of deferred compensation              1,864              1,751
  Other                                                 12                178
  Changes in operating assets and liabilities:
    Accounts receivable                              4,659              2,793
    Inventories                                     (9,373)            (2,676)
    Prepaid expense and other current and
      non-current assets                               300               (373)
    Accounts payable and accrued liabilities         3,973              2,886
    Recoverable income tax                              --              6,329
    Other liabilities                                 (225)             3,538
                                                 ---------          ---------
Net cash provided by operating activities           29,402             23,082

Investing activities:
Purchase of property and equipment                 (13,243)           (10,154)
Purchase of securities available-for-sale          (69,386)           (58,068)
Proceeds from maturities of securities available-
  For-sale                                          33,325             48,800
Purchase of business, net of cash received         (10,133)                --
                                                 ---------          ---------
Net cash used in investing activities              (59,437)           (19,422)

Financing activities:
Proceeds from exercise of stock options,
  warrants and employee stock purchases                724                194
Repayment of capital lease obligations                 (59)              (365)
                                                 ---------          ---------
Net cash provided by (used in) financing
  activities                                           665               (171)


RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

                                                      THREE MONTHS ENDED
                                                -----------------------------
                                                  JUNE 30,          JUNE 30,
                                                    2004              2003
                                                ------------------------------
Net (decrease) increase in cash and cash
  equivalents                                      (29,370)             3,489
Effect of exchange rate changes on cash                 (8)                45
Cash and cash equivalents at beginning of year     220,915            164,422
                                                 ---------          ---------
Cash and cash equivalents at end of year         $ 191,537          $ 167,956
                                                 =========          =========
Non-cash investing and financing activities:
  Non-cash stock purchase for assets             $      --          $     842
  Currency translation change, net of tax               11                 60
  Available-for-sale investment equity change,
    net of tax                                        (327)               (38)


See accompanying Notes to Condensed Consolidated Financial Statements.


RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. For comparative purposes, certain fiscal 2004 amounts have been reclassified to conform to fiscal 2005 presentation. These reclassifications had no effect on net income
(loss) or shareholders' equity as previously stated. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

	The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company reports information as one operating segment in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
(SFAS 131).

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

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income
(loss) and net income (loss) per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the following information

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).

Pro forma Disclosures

Pro forma information regarding net income (loss) and net income
(loss) per share is required by SFAS 123 as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options using the fair value method of SFAS 123 as amended by SFAS 148.

The Company's pro forma information follows (in thousands, except per share data):

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                 --------------------------
                                                     2004           2003
                                                 --------------------------

Net income (loss), as reported                    $   3,013      $  (8,222)
Non-cash stock-based compensation included in
  net income (loss)                                   1,864          1,751
Pro forma stock-based compensation cost             (11,922)       (17,007)
                                                  ---------      ---------
  Pro forma net loss                              $  (7,045)     $ (23,478)
                                                  =========      =========

Basic net income (loss) per share, as reported    $    0.02      $   (0.04)
Diluted net income (loss) per share, as reported  $    0.02      $   (0.04)
Pro forma basic net loss per share                $   (0.04)     $   (0.13)
Pro forma diluted net loss per share              $   (0.04)     $   (0.13)

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


2.  NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                               ----------------------------
                                                   2004            2003
                                               ----------------------------

Numerator for basic and diluted net
 income (loss) per share:
        Net income (loss)                       $   3,013        $  (8,222)

Denominator for basic net income (loss)
  per share - weighted average shares             186,397          184,032

Effect of dilutive securities:
        Stock options and warrants                  4,769               --
                                                ---------        ---------
Denominator for diluted net income (loss)
  per share - adjusted weighted average
  shares and assumed conversions                  191,166          184,032
                                                =========        =========

        Basic net income (loss) per share       $    0.02        $   (0.04)
                                                =========        =========
        Diluted net income (loss) per share     $    0.02        $   (0.04)
                                                =========        =========

In the computation of diluted net income per share for the three months ended June 30, 2004, 14.0 million shares of outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three months ended June 30, 2003, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive. The computation of diluted net income (loss) per share for the three months ended June 30, 2004 and 2003 did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive. On July 27, 2004, the Company announced that it called for redemption on August 15, 2004, the remainder of the outstanding 3.75% notes. As an alternative to redemption, holders may convert these notes at a price of $45.09 per share, and the closing price of the Company's common stock on July 27, 2004 was $5.92. Accordingly, the Company expects all of the notes to be surrendered for redemption. In addition, the computation of diluted net income (loss) per share for the three months ended June 30, 2004 and 2003 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


3.  INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

                                            JUNE 30,           MARCH 31,
                                              2004               2004
                                         -------------      ------------
Raw materials                             $  23,078          $  17,876
Work in process                              29,304             27,729
Finished goods                               36,400             32,136
                                          ---------          ---------
                                             88,782             77,741
Inventory reserve                           (20,620)           (19,189)
                                          ---------          ---------
      Total inventories                   $  68,162          $  58,552
                                          =========          =========


4.  OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized losses on marketable securities and foreign currency translation adjustments. This amount is included as a separate component of shareholders' equity. The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):

                                                      THREE MONTHS ENDED
                                                            JUNE 30,
                                                   ------------------------
                                                      2004          2003
                                                   ------------------------
Net income (loss)                                   $  3,013      $ (8,222)
Comprehensive income (loss):
  Unrealized loss on marketable securities              (327)          (38)
  Foreign currency                                        11            60
                                                    --------      --------
Comprehensive income (loss)                         $  2,697      $ (8,200)
                                                    ========      ========

5.	INCOME TAXES

Income tax expense for the three months ended June 30, 2004 and June 30, 2003 was $0.01 million and $0.15 million, respectively, primarily representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for the three months ended June 30, 2004 and June 30, 2003. The Company's overall tax rate for the three months ended June 30, 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. The Company's overall tax rate for the three months ended June 30, 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.  INCOME TAXES (continued)

At June 30, 2004, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $63.6 million, which will begin to expire in 2022, if unused, and state losses of approximately $64.0 million, which will begin to expire in 2009, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the close of the Company's acquisition of Resonext Communications, Inc. and the close of the Company's acquisition of Silicon Wave. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $19.8 million related to domestic operating losses and credit carryforwards has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered this review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs and credits, in reaching its decision.

6.  BUSINESS ACQUISITION

On May 24, 2004, the Company completed the acquisition of Silicon Wave, Inc. ("Silicon Wave"), a privately held San Diego-based supplier of highly integrated Bluetooth-Registered Trademark- solutions for wireless personal area networks. As a result of the Silicon Wave acquisition, the Company acquired all of the assets and liabilities of Silicon Wave, including in-process research and development, and approximately 70 former Silicon Wave employees have joined the Company. Silicon Wave's Bluetooth product portfolio includes integrated single-chip silicon CMOS radio processors (including the radio modem and digital baseband functions), as well as stand-alone CMOS radio modem solutions.

The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand. Immediately prior to the closing of the acquisition, the Company sold all of the shares of Silicon Wave that the Company had purchased during fiscal 2004 to an existing Silicon Wave investor group for $6.0 million, the Company's original cost for these shares. As a result, the Company paid net cash consideration of $10.8 million for all Silicon Wave shares not previously owned by the Company. In addition to the above-mentioned payment, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004 to April 1, 2006. If the Company's revenue derived from Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeds $6.0 million, it will pay an aggregate cash amount equal to one-half of the revenue derived from Silicon Wave products during this period. If the Company's revenue derived from Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from Silicon Wave products during this period up to a maximum of $75.0 million. The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" as a step acquisition and in accordance with the Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), using the purchase method of accounting.
The Company has incurred direct acquisition costs related to the Silicon Wave business combination of $0.3 million. The direct acquisition costs of $0.3 million were accounted for as part of the Company's purchase price allocation. These costs consist of legal, accounting and appraisal fees. The direct costs of the business combination will be included in the Company's purchase price allocation in accordance with SFAS 141. The unaudited pro forma combined balance sheets give effect to such direct costs as if they had been incurred as of March 31, 2004.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


6.  BUSINESS ACQUISITION (continued)


The total purchase price components are as follows (in thousands):

         Cash paid at closing                   $ 16,810
         Transaction costs                           315
                                                 -------
         Total purchase price                   $ 17,125
                                                 =======

The total purchase price of $17.1 million was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company with the assistance of a third party valuation specialist as of May 24, 2004, as follows (in thousands):

     Current assets, including cash of $1.0
        million                                    1,884
     Property, plant and equipment                 1,500
     Other assets                                    173
     Identifiable intangible assets:
        Core and developed technology              3,339
        In-process research & development          6,201
                                                 -------
     Total assets acquired                                $ 13,097
     Current liabilities assumed                          $ (5,363)
     Adjustment of equity method investment               $  4,591
     Resulting goodwill                                   $  4,800
                                                           -------
     Total purchase price                                 $ 17,125
                                                           =======

Of the $9.5 million of acquired identifiable intangible assets, $3.3 million represents the value of acquired core and developed technology and $6.2 million represents the value of in-process research and development cost that has no alternative future use (Note 7). The core and developed technology assets acquired are being amortized over their estimated useful lives of two and ten years and such amortization is included in cost of goods sold. The acquired in-process research and development with no alternative future use was charged to "other operating expense" at the acquisition date in accordance with SFAS 141.

The $4.8 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets", (SFAS 142) the goodwill is not being amortized and will be evaluated for impairment on an annual basis. Of the total amount of goodwill, none is expected to be deductible for federal income tax purposes.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


6.  BUSINESS ACQUISITION (continued)

The following unaudited pro forma consolidated financial information for the three months ended June 30, 2004 and June 30, 2003 assumes that the Silicon Wave acquisition, which was closed by the Company on May 24, 2004, was completed at the beginning of the periods presented below (in thousands):

                                                   Three Months Ended
                                             ---------------------------------
                                              June 30, 2004     June 30, 2003
                                             ---------------   ---------------
Revenue                                         $ 166,034         $ 132,790
Net loss                                           (1,891)          (12,837)
Basic and diluted net loss per common share         (0.01)            (0.07)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have been achieved had the acquisition actually taken place at the beginning of the periods presented above. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

7.  GOODWILL AND INTANGIBLE ASSETS

During the first quarter of fiscal 2005, the Company acquired $3.3 million of core and developed technology as a result of the Silicon Wave acquisition. This acquisition also resulted in a $4.8 million excess purchase price over the fair value of the assets acquired and liabilities assumed, which was allocated to goodwill.

The change in the carrying amount of goodwill for the three months ended June 30, 2004 is as follows (in thousands):

                                        June 30, 2004
                                        -------------
Balance as of March 31, 2004             $  110,006
Goodwill acquired during the period           4,800
                                         ----------
Balance as of June 30, 2004              $  114,806
                                         ==========

The components of identifiable intangible assets are as follows (in thousands):

                                        As of                   As of
                                    June 30, 2004           March 31, 2004
                                ----------------------  -----------------------
                                 Gross                    Gross
                                Carrying  Accumulated    Carrying  Accumulated
                                 Amount   Amortization    Amount   Amortization
                                --------  ------------   --------  ------------
Technology licenses             $ 11,756   $  4,161      $ 11,714    $  3,934
Acquired product technology
   and other                      54,742     10,408        51,403       9,018
                                --------   --------      --------    --------
Total                           $ 66,498   $ 14,569      $ 63,117    $ 12,952
                                ========   ========      ========    ========

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


Intangible asset amortization expense was $1.6 million and $1.9 million for the three months ended June 30, 2004 and June 30, 2003, respectively. Amortization expense for the Company's identifiable intangible assets as of June 30, 2004 is estimated to be $4.9 million for the remainder of fiscal 2005, $6.5 million in fiscal 2006, $6.4 million in fiscal 2007, $5.6 million in fiscal 2008 and $5.6 million in fiscal 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that relate to our plans, objectives, estimates and goals. Words such as "expect," "anticipate," "intend," "plan," "believe," and "estimate," and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:

   -  The rate of growth and development of wireless markets;

   -  The risks associated with the operation of our molecular beam epitaxy
      (MBE) facility, our wafer fabrication facilities and our other foreign and domestic manufacturing facilities;

   - Our ability to attract and retain skilled personnel and develop leaders for key business units and functions;

   - Dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test, tape and reel suppliers;

   - The risks associated with the development of our own assembly capabilities for module production packaging in Beijing, China;

   -  Variability in operating results;

   - Variability in production yields, raw material costs and availability;

   -  Dependence on a limited number of customers;

   - Dependence on our gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) products;

   - Our ability to reduce costs and improve margins in response to declining average selling prices by implementing innovative technologies;

   - Our ability to increase production capacity in a timely fashion in response to increases in demand for our products;

   - Our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

   - Currency fluctuations, tariffs, trade barriers, taxes and export license requirements and health and security issues associated with our foreign operations; and

   - Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations.

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

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                  Three Months Ended
                                                       June 30,
                                              -------------------------
                                                  2004           2003
                                              -----------    ----------
Revenue                                          100.0%         100.0%
Operating costs and expenses:
        Cost of goods sold                        60.9           68.7
        Research and development                  21.3           23.8
        Marketing and selling                      6.7            7.8
        General and administrative                 3.5            3.5
        Other operating expenses                   4.0            0.4
                                               ---------      ---------
Total operating costs and expenses                96.4          104.2

Income (loss) from operations                      3.6           (4.2)

Other (expense) income:
        Interest expense                          (1.3)          (2.6)
        Interest income                            0.6            0.7
        Loss in equity method investee            (1.1)          (0.1)
        Other, net                                  --            0.1
                                               ---------      ---------
Income (loss) before income taxes                  1.8           (6.1)
Income tax expense                                (0.0)          (0.1)
                                               ---------      ---------
Net income (loss)                                  1.8%          (6.2)%
                                               =========      =========

REVENUE
Revenue for the three months ended June 30, 2004 increased 26.0% to $165.8 million, compared to $131.5 million for the three months ended June 30, 2003. As expected, revenue from Global System for Mobile Communications (GSM) and Code Division Multiple Access (CDMA) products increased through market share gains in existing products and market acceptance of new products for next-generation air interface standards, such as Enhanced Data rates for GSM Evolution (EDGE) and Wideband CDMA. These increases were partially offset by expected reductions in revenue from Time Division Multiple Access (TDMA) products due to the continued shift from TDMA to GSM as major cellular network operators in certain geographical areas convert their infrastructure. In addition, the Company's growth in wireless local area network (WLAN) was hindered by significant erosion of average selling prices for WLAN components. Additionally, silicon fabrication supply constraints for Bluetooth products impacted revenue growth during the quarter ended June 30, 2004. This supply constraint has been resolved for the foreseeable future.

International shipments were $131.1 million and accounted for 79.1% of revenue for the three months ended June 30, 2004, compared to $109.2 million, or 83.1% of revenue, for the three months ended June 30, 2003. The increase in international sales dollars was primarily attributable to sales to customers located in Asia, which totaled $98.6 million, or 59.5% of revenue, for the three months ended June 30, 2004, compared to $68.8 million, or 52.3% of revenue, for the three months ended June 30, 2003.

GROSS PROFIT
Gross profit for the three months ended June 30, 2004 increased to $64.9 million, or 39.1% of revenue, compared to $41.2 million, or 31.4% of revenue, for the three months ended June 30, 2003 and $60.9 million, or 37.3% of revenue, for the three months ended March 31, 2004. Margins increased primarily due to yield improvements of our power amplifier products, ongoing cost savings initiatives and increased capacity utilization.

We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by average selling prices and cost of silicon components and other raw materials. As a result, we will continue to focus on cost reduction efforts, including (1) strategic supply relationships, such as Jazz Semiconductor, Inc., which provides us with a committed, lower-cost source of supply for silicon wafers, (2) achieving higher levels of product integration, (3) successfully implementing test yield and assembly improvement plans, such as investing in our own assembly capabilities in Beijing, China, to obtain a lower overall cost structure and other supply chain savings, and (4) increasing our capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended June 30, 2004 were $35.3 million, or 21.3% of revenue, compared to $31.3 million, or 23.8% of revenue, for the three months ended June 30, 2003. The increase year over year was primarily attributable to increased headcount and related personnel expenses including salaries and benefits. During the first quarter of fiscal 2005, we acquired Silicon Wave, which contributed in part to the increased headcount and related personnel
expenses.   We plan to continue to make investments in research and
development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the three months ended June 30, 2004 were $11.1 million, compared to $10.3 million for the three months ended June 30, 2003. The absolute dollar increase for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was a result of increased commissions from increased sales volume and the acquisition of Silicon Wave. Marketing and selling expenses decreased as a percentage of revenue to 6.7% for the three months ended June 30, 2004 compared to 7.8% for the three months ended June 30, 2003 as these expenses grew at a slower rate than sales. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended June 30, 2004 were $5.8 million, or 3.5% of revenue, compared to $4.6 million, or 3.5% of revenue, for the three months ended June 30, 2003. The year over year increase in absolute dollars was primarily due to increased headcount as well as increased legal and accounting fees related to our compliance efforts associated with Section 404 of the Sarbanes-Oxley Act
of 2002.    We expect that general and administrative expenses will
continue to increase in absolute dollars in future periods.

OTHER OPERATING EXPENSE
Other operating expense for the three months ended June 30, 2004 were
$6.6 million, compared to $0.5 million in the prior year.   Other
operating expense for the three months ended June 30, 2004 were primarily comprised of the $6.2 million charge for acquired in-process research and development associated with the Silicon Wave acquisition, for which the Company determined, with the assistance of an independent valuation firm, had no alternative future use. The Silicon Wave-related acquired in-process research and development was charged to expense in accordance with SFAS 141 during the three months ended June 30, 2004. SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development was primarily related to a single-chip integrated circuit built on 0.13-micron CMOS technology and designed for usage with mobile phones. As of the valuation date, the fair value of the acquired in-process research and development was estimated to be $6.2 million, based on a discounted cash flow model. As of June 30, 2004, the estimated cost to complete this project is approximately $7.9 million with an estimated completion date during the calendar year of 2006.

Also included in other operating expense was $0.4 million related to start-up costs associated with the expansion of the Company's test, tape and reel facility in Beijing, China to add module assembly manufacturing
functions.   The start-up costs have been expensed as incurred in
accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The operating costs of the module assembly manufacturing functions at the Beijing facility will be included in cost of goods sold once the facility begins producing economic value from the plant expansion. We currently expect this facility to achieve production qualification in the fourth calendar quarter of 2004.

LOSS IN EQUITY METHOD INVESTEE
Prior to the Company's acquisition of Silicon Wave, the Company invested an aggregate of $6.0 million in Silicon Wave in two installments during fiscal 2004 as part of a broader strategic relationship between the companies. During the first quarter of fiscal year 2004, the Company made a $4.0 million investment which represented less than a 20% ownership interest, and, because the Company did not have the ability to exercise significant influence over the management of Silicon Wave, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" (APB 18).

During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in Silicon Wave. The additional investment increased the Company's ownership interest to greater than 20%. In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method. Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004 through May 24, 2004 (the closing date of the Silicon Wave acquisition) and $0.1 for the three months ended June 30, 2003.

INCOME TAX
Income tax expense for the three months ended June 30, 2004 and June 30, 2003 was $0.01 million and $0.15 million, respectively, primarily representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for the three months ended June 30, 2004 and 0% for the three months ended June 30, 2003. Our overall tax rate for the first quarter of fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our overall tax rate for the first quarter of fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At June 30, 2004, we had outstanding net operating loss carryforwards
(NOLs) for federal domestic tax purposes of approximately $63.6 million, which will begin to expire in 2022, if unused, and state losses of approximately $64.0 million, which will begin to expire in 2009, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with the close of our acquisition of Resonext Communications, Inc. and the close of our acquisition of

Silicon Wave. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code
Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $19.8 million related to domestic operating losses and credit carryforwards has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. We considered this review, the timing of the reversal of our temporary differences and the expiration dates of the NOLs and credits in reaching our conclusion.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of June 30, 2004, our working capital was $429.2 million, including $191.5 million in cash and cash equivalents, compared to working capital at March 31, 2004 of $426.9 million.

Operating activities for the three months ended June 30, 2004 generated $29.4 million in cash, compared to $23.1 million for the three months ended June 30, 2003. This year over year increase was primarily attributable to improved earnings, which were partially offset by an increase in raw materials inventory. The increase in inventory resulted from raw materials purchased for expected growth in GaAs-related product revenue. Also, the inventory increase reflected the continued trend towards increased silicon content in our product mix, which is caused by significantly longer cycle times for silicon content than our traditional GaAs content. Adjustments to reconcile net income (loss) for non-cash operating items increased cash provided from operating activities by $8.2 million year over year due primarily to the write-off of the in-process research and development cost which was recorded as a result of the Silicon Wave acquisition.

Net cash used in investing activities for the three months ended June 30, 2004 was $59.4 million, compared to $19.4 million in the prior year. The year over year increase in cash used was primarily attributable to lower proceeds from maturities of securities available-for-sale, increased purchases of securities available-for-sale, and the acquisition of Silicon Wave.

Net cash provided by financing activities for the three months ended June 30, 2004 was $0.07 million, compared to cash used of $0.02 million for the three months ended June 30, 2003.

COMMITMENTS

Convertible Debt During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005 (the "Notes"). On July 27, 2004, the Company announced that it called for redemption on August 15, 2004 the remainder of the outstanding Notes. The aggregate principal amount outstanding of the Notes is $100.0 million. The Notes will be redeemed at a redemption price of 100.0% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding the redemption date. As an alternative to redemption, prior to close of business on August 13, 2004, holders may convert their Notes into shares of the Company's common stock at a price of $45.09 per share, or 22.18 shares of the Company's common stock per $1,000 principal amount of the Notes. Cash will be paid in lieu of fractional shares. On July 27, 2004, the closing price of the Company's common stock on the Nasdaq was $5.92 per share and accordingly, the Company expects all of the Notes to be surrendered for redemption. We currently expect to retire these Notes with cash flow from operations and cash on hand. Our interest expense will decrease by $3.75 million over the next 12 months as a result of this redemption.

Capital Commitments At June 30, 2004, we had long-term capital commitments of approximately $35.9 million, consisting of approximately $11.3 million for the expansion of our wafer fabrication facilities, approximately $9.5 million for equipment related to our molecular beam epitaxy facility, approximately $9.0 million for our investment in assembly capabilities as we continue to develop an internal manufacturing process for module production packaging in Beijing, China, approximately $1.2 million for equipment related to our U.S. and Beijing, China, test, tape and reel facilities, and the remainder for general corporate requirements.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our most recent note offering, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a decrease in demand for our products, or in the event that growth is faster than we anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities or obtain asset-based financing. We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights. We do not, however, currently have any plans to issue any securities under this registration statement. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly for the risks disclosed in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

          2.1 Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004. The Company hereby undertakes, pursuant to Item 601 (b)(2) of Regulation S-K, to furnish supplementally to the SEC upon request a copy of the Voting Agreement (EXHIBIT B) and the Schedule of Exceptions. (1)

         31.1  Certification of Periodic Report by Robert A.
               Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 8, 2004.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, the Company furnished or filed the following reports on Form 8-K:

On June 8, 2004, the Company filed a Form 8-K to disclose pursuant to
Item 2, the completion of its acquisition of Silicon Wave, Inc.

On April 27, 2004, the Company furnished a Form 8-K under Item 12 to disclose a press release announcing its results for the fiscal fourth quarter and year-ended March 31, 2004.

On April 22, 2004, the Company filed a Form 8-K under Item 5 to disclose that it had signed a definitive agreement to acquire Silicon Wave, Inc.

On April 9, 2004, the Company furnished a Form 8-K under Item 12 to disclose a press release providing updated guidance for its fiscal 2004 fourth quarter, ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RF Micro Devices, Inc.

Dated:  August 10, 2004

                                         /s/ William A. Priddy, Jr.
                                         -----------------------------
                                             WILLIAM A. PRIDDY, JR.
                                             Chief Financial Officer,
                                             Corporate Vice President of
                                             Administration and Secretary
                                             (Principal Financial Officer)


Dated:  August 10, 2004

                                         /s/ Barry D. Church
                                         -----------------------------
                                             Barry D. Church
                                             Vice President and Corporate
                                             Controller
                                             (Principal Accounting Officer)