Form 10-Q
period 2004-10-02
RF MICRO DEVICES INC
filed 2004-11-08
CIK 911160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended October 2, 2004

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

As of October 31, 2004, there were 187,362,758 shares of the registrant's common stock outstanding.

                      RF MICRO DEVICES, INC. AND SUBSIDIARIES

                                     INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE


       Condensed Consolidated Balance Sheets as of September 30, 2004
       and March 31, 2004....................................................3

       Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003.....................................4


       Condensed Consolidated Statements of Operations for the six months ended September 30, 2004 and 2003.....................................5

       Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2003.....................................6

       Notes to Condensed Consolidated Financial Statements..................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................14


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........21


ITEM 4.  CONTROLS AND PROCEDURES............................................21


PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21

ITEM 6.   EXHIBITS..........................................................22

OTHER EVENTS................................................................22

PART I - FINANCIAL INFORMATION
ITEM 1.


                         RF MICRO DEVICES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                               September 30,       March 31,
                                                   2004              2004
                                              -------------      -------------
                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                   $    93,247        $   220,915
  Short-term investments                          117,491            106,930
  Accounts receivable, net of allowances of
   $701 at September 30, 2004 and $1,547 at
    March 31, 2004                                 86,495             86,287
  Inventories (Note 3)                             81,072             58,552
  Prepaid expenses                                  5,447              3,854
  Other current assets                              6,095              6,244
                                               ----------         ----------
    Total current assets                          389,847            482,782

Property and equipment, net of accumulated
  depreciation of $202,167 at September 30,
  2004 and $179,492 at March 31, 2004             288,219            280,356
Goodwill                                          114,806            110,006
Long-term investments                              59,621             59,739
Intangible assets, net of amortization of
  $16,218 at September 30, 2004 and $12,952
  at March 31, 2004                                51,027             50,165
Investment in equity method investee                   --              3,169
Other non-current assets                            1,835              1,799
                                               ----------         ----------
    Total assets                               $  905,355         $  988,016
                                               ==========         ==========
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                             $   46,058         $   33,465
  Accrued liabilities                              24,101             22,206
  Current obligations under capital leases            173                213
                                               ----------         ----------
      Total current liabilities                    70,332             55,884

Long-term debt, net of unamortized discount
  of $4,202 at September 30, 2004 and $5,374
  at March 31, 2004                               225,798            324,626
Other long-term liabilities                         4,404              4,368
                                               ----------         ----------
       Total liabilities                          300,534            384,878

Shareholders' equity:
  Preferred stock, no par value;
    5,000 shares authorized; no shares
     issued and outstanding                            --                 --
  Common stock, no par value; 500,000 shares
    authorized; 187,123 and 186,257 shares
    issued and outstanding at September 30,
    2004 and March 31, 2004, respectively         451,816            448,942
  Additional paid-in capital                       78,737             76,957
  Deferred compensation                           (13,410)           (14,442)
  Accumulated other comprehensive
    income, net of tax (Note 4)                       150                499
  Retained earnings                                87,528             91,182
                                               ----------         ----------
       Total shareholders' equity                 604,821            603,138
                                               ----------         ----------
       Total liabilities and
         shareholders' equity                  $  905,355         $  988,016
                                               ==========         ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       RF MICRO DEVICES, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)
                                      (Unaudited)

                                                Three Months Ended
                                           September 30,    September 30,
                                               2004             2003
                                           -------------    -------------
Revenue                                     $ 149,107        $ 163,464

Operating costs and expenses:
  Cost of goods sold                          100,040           99,653
  Research and development                     37,143           30,568
  Marketing and selling                        11,407           11,437
  General and administrative                    5,338            5,219
  Other operating expenses                        453              527
                                              -------          -------
Total operating costs and expenses            154,381          147,404
                                              -------          -------
(Loss) income from operations                  (5,274)          16,060

   Interest expense                            (2,243)          (5,137)
   Interest income                              1,128              722
   Loss in equity method investee                  --             (818)
   Other expense, net                             (58)             (55)
                                              -------          -------

(Loss) income before income taxes            $ (6,447)        $ 10,772
Income tax expense (Note 6)                       220              183
                                              -------          -------
Net (loss) income                            $ (6,667)        $ 10,589
                                              =======          =======

Net (loss) income per share (Note 2):
   Basic                                     $  (0.04)        $   0.06
   Diluted                                   $  (0.04)        $   0.05

Shares used in per share calculation:
   Basic                                      186,639          184,363
   Diluted                                    186,639          219,238


See accompanying Notes to Condensed Consolidated Financial Statements.


                      RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Six Months Ended
                                          September 30,     September 30,
                                              2004              2003
                                         --------------    --------------

Revenue                                   $ 314,881         $ 294,985

Operating costs and expenses:
  Cost of goods sold                        200,927           189,936
  Research and development                   72,489            61,903
  Marketing and selling                      22,539            21,734
  General and administrative                 11,174             9,771
  Other operating expenses                    7,056             1,054
                                           --------           -------
Total operating costs and expenses          314,185           284,398
                                           --------           -------
Income from operations                          696            10,587

   Interest expense                          (4,391)           (8,615)
   Interest income                            2,181             1,599
   Loss in equity method investee            (1,761)             (956)
   Other (expense) income, net                 (154)               84
                                           --------           -------
(Loss) income before income taxes         $  (3,429)         $  2,699
Income tax expense (Note 6)                     225               332
                                           --------           -------
Net (loss) income                         $  (3,654)         $  2,367
                                           ========           =======

Net (loss) income per share (Note 2):
     Basic                                $   (0.02)         $   0.01
     Diluted                              $   (0.02)         $   0.01

Shares used in per share calculation:
     Basic                                  186,513           184,271
     Diluted                                186,513           189,041


See accompanying Notes to Condensed Consolidated Financial Statements.


                      RF MICRO DEVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                        SIX MONTHS ENDED
                                                --------------------------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     2004              2003
                                                --------------------------------
Cash flows from operating activities:
Net (loss) income                                $  (3,654)          $  2,367
Adjustments to reconcile net (loss) income
 to net cash provided by operating activities:
  Depreciation                                      27,922             28,024
  Amortization                                       5,541              8,420
  Acquired in-process research and
   development cost                                  6,201                 --
  Loss on disposal of assets, net                      986                142
  Loss from equity method investee                   1,761                956
  Amortization of deferred compensation              2,812              3,891
  Other                                                 26                169
  Changes in operating assets and liabilities:
    Accounts receivable, net                          (101)           (13,883)
    Inventories                                    (22,282)             5,130
    Recoverable income taxes                            --              6,330
    Prepaid expense and other current and
      non-current assets                              (746)            (1,465)
    Accounts payable and accrued liabilities         9,481              6,451
    Other liabilities                                 (223)             3,250
                                                 ---------          ---------
Net cash provided by operating activities           27,724             49,782

Investing activities:
Purchase of property and equipment                 (36,286)           (17,603)
Proceeds from sale of property and equipment           911                 --
Purchase of license                                   (747)                --
Proceeds from maturities of securities available-
  for-sale                                          76,297             92,180
Purchase of securities available-for-sale          (88,152)          (113,832)
Purchase of business, net of cash received         (10,133)                --
Purchase of non-public investment                       --             (4,000)
                                                 ---------          ---------
Net cash used in investing activities              (58,110)           (43,255)

Financing activities:
Proceeds from exercise of stock options,
  warrants and employee stock purchases              2,874              2,692
Proceeds from 1.50% convertible subordinated
  notes, net                                            --            224,781
Repurchase of 3.75% convertible subordinated
  notes                                           (100,000)          (200,000)
Repayment of capital lease obligations                (120)              (427)
                                                 ---------          ---------
Net cash (used in) provided by financing
  activities                                       (97,246)            27,046
                                                 ---------          ---------
Net (decrease) increase in cash and cash
  equivalents                                     (127,632)            33,573
Effect of exchange rate changes on cash                (36)                39
Cash and cash equivalents at the beginning
  of the period                                    220,915            164,422
                                                 ---------          ---------
Cash and cash equivalents at the end of
   the period                                    $  93,247          $ 198,034
                                                 =========          =========
Non-cash investing and financing activities:
  Issuance of restricted stock                   $   3,135          $   3,542
  Cancellation of restricted stock                  (1,355)                --
  Non-cash stock purchase for assets                    --                842
  Available-for-sale investment equity change,
    net of tax                                         335                 75
  Currency translation change, net of tax               14                 54


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

Stock-Based Compensation:
The Company accounts for employee stock options and employee restricted stock in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value. For stock options or restricted shares granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the related options or shares of restricted stock.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair value based method of accounting for employee stock options and similar equity instruments. Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net (loss) income and net (loss) income per share as if the fair value based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the information required by SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma Disclosures

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options using the fair value method of SFAS 123, as amended by SFAS 148.

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                  --------------------    --------------------
                                    2004        2003        2004       2003
                                  --------------------    --------------------

Net (loss) income, as reported    $ (6,667)  $ 10,589     $ (3,654)  $  2,367
Non-cash stock-based compensation
  included in net income               948      2,140        2,812      3,891
Pro forma stock-based
  compensation cost                (11,015)   (17,825)     (22,937)   (34,920)
                                   -------    -------      -------     ------
  Pro forma net loss              $(16,734)  $ (5,096)    $(23,779)  $(28,662)
                                   =======    =======      =======    =======

Basic net (loss) income per
  share, as reported              $  (0.04)  $   0.06     $  (0.02)  $   0.01
                                   =======    =======      =======    =======
Diluted net (loss) income per
  share, as reported              $  (0.04)  $   0.05     $  (0.02)  $   0.01
                                   =======    =======      =======    =======
Pro forma basic net loss
  per share                       $  (0.09)  $  (0.03)    $  (0.13)  $  (0.16)
                                   =======    =======      =======    =======
Pro forma diluted net loss
  per share                       $  (0.09)  $  (0.03)    $  (0.13)  $  (0.16)
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

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                  --------------------    --------------------
                                    2004        2003        2004       2003
                                  --------------------    --------------------

Numerator for basic and diluted
  net (loss) income per share:

Net (loss) income available to
  common shareholders -
  Numerator for basic             $ (6,667)  $ 10,589     $ (3,654)  $  2,367
Plus: Income impact of assumed
  conversions:
Interest on 1.50% convertible
  notes                                 --        990           --         --
Net (loss) income plus assumed
  conversion-                      -------    -------      -------    -------
Numerator for diluted             $ (6,667)  $ 11,579     $ (3,654)  $  2,367
                                   =======    =======      =======    =======

Denominator for basic net (loss)
  income per share-weighted
  average shares                   186,639    184,363      186,513    184,271

Effect of dilutive securities:
  Stock options                         --      5,783           --      4,770
  Assumed conversion 1.50%
   convertible notes                    --     29,092           --         --
                                   -------    -------      -------    -------
Denominator for diluted net (loss)
  income per share - adjusted
  weighted average shares and
  assumed conversion               186,639    219,238      186,513    189,041
                                   =======    =======      =======    =======
Basic net (loss) income per
  share                           $  (0.04)  $   0.06     $  (0.02)  $   0.01
                                   =======    =======      =======    =======
Diluted net (loss) income per
  share                           $  (0.04)  $   0.05     $  (0.02)  $   0.01
                                   =======    =======      =======    =======

In the computation of diluted net loss per share for the three months and six months ended September 30, 2004, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of the net income for the three months and six months ended September 30, 2003, outstanding stock options to purchase approximately 13.2 million shares and 15.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

On August 15, 2004, the Company called for the redemption of the remainder of its outstanding 3.75% convertible subordinated notes. As an alternative to redemption, the holders of the notes were entitled to convert the notes at a price of $45.09 per share. However, on the date that the redemption was announced (July 27, 2004), the closing price of the Company's common stock was $5.92. Accordingly, all of the 3.75% convertible subordinated notes were surrendered by the holders for redemption.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	NET INCOME PER SHARE (continued)

The computation of diluted net (loss) income per share for the three months and six months ended September 30, 2004 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date that it committed to sell the notes was $5.78.

3.	INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):
                                       SEPTEMBER 30,          MARCH 31,
                                           2004                 2004
                                    -----------------      ---------------

Raw materials                         $   24,189             $   17,876
Work in process                           40,658                 27,729
Finished goods                            38,606                 32,136
                                       ---------              ---------
                                         103,453                 77,741
Inventory reserve                        (22,381)               (19,189)
                                       ---------              ---------
     Total inventories                $   81,072             $   58,552
                                       =========              =========

4.	OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized (losses) and gains on marketable securities and foreign currency translation adjustments. This amount is included as a separate component of shareholders' equity. The components of comprehensive (loss) income, net of tax, are as follows for the periods presented (in thousands):

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                  ---------------------    --------------------
                                    2004        2003         2004       2003
                                  ---------------------    --------------------

Net (loss) income                 $ (6,667)   $ 10,589     $ (3,654)   $  2,367
Comprehensive (loss) income,
  net of tax:
 Unrealized (loss) gain on
   marketable securities                (8)        113         (335)         75
 Foreign currency translation
   (loss) gain                         (25)         (6)         (14)         54
                                   -------     -------      -------     -------
 Comprehensive (loss) income,
   net of tax                     $ (6,700)   $ 10,696     $ (4,003)   $  2,496
                                   =======     =======      =======     =======

5.	LONG-TERM DEBT

During August 2004, the Company repurchased all of its outstanding 3.75% convertible subordinated notes ("Notes") due 2005. The Notes were redeemed for $100.0 million, plus accrued interest of $1.9 million. The Company also recorded a non-cash charge of $0.6 million in interest expense related to the repurchase for unaccreted discounts and unamortized issuance costs.

The Company's 1.50% convertible subordinated notes had a fair value of $268.2 million as of September 30, 2004, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	INCOME TAXES

Income tax expense for the second quarter of fiscal 2005 and fiscal 2004 was $0.22 million and $0.18 million, respectively, primarily representing foreign income taxes on international operations. Income tax expense for the six months ended September 30, 2004 and September 30, 2003 was $0.23 million and $0.33 million, respectively, primarily representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for both the second quarter of fiscal 2005 and the second quarter of fiscal 2004. The Company's overall tax rate for the second quarter of fiscal 2005 and 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At September 30, 2004, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately
$65.1 million, which will begin to expire in 2022, if unused, and state losses of approximately $65.4 million, which will begin to expire in 2009, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $24.7 million related to domestic operating losses and credit carryforwards has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered this review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs and credits, in reaching its decision.

7.          BUSINESS ACQUISITION

On May 24, 2004, the Company completed the acquisition of Silicon Wave, Inc., a privately held San Diego-based supplier of highly integrated Bluetooth-Registered Trademark- solutions for wireless personal area networks. As a result of the Silicon Wave acquisition, the Company acquired all of the assets and liabilities of Silicon Wave, including in-process research and development, and approximately 70 former Silicon Wave employees have joined the Company. Silicon Wave's Bluetooth product portfolio includes integrated single-chip silicon CMOS radio processors (including the radio modem and digital baseband functions), as well as stand-alone CMOS radio modem solutions.

The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand.
Immediately prior to the closing of the acquisition, the Company sold all of the shares of Silicon Wave that the Company had purchased during fiscal 2004 to an existing Silicon Wave investor group for $6.0 million, the Company's original cost for these shares. As a result, the Company paid net cash consideration of $10.8 million for all Silicon Wave shares not previously owned by the Company. In addition to the above-mentioned payment, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004 to April 1, 2006. If the Company's revenue derived from Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeds $6.0 million, it will pay an aggregate cash amount equal to one-half of the revenue derived from Silicon Wave products during this period. The Company currently expects that the revenue threshold will be met in the third quarter of fiscal 2005, triggering the contingent liability and purchase price adjustment. If the Company's revenue derived from Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from Silicon Wave products during this period up to a maximum of $75.0 million. The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as a step acquisition and in accordance with the Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), using the purchase method of accounting.

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
                                           =======

The total purchase price of $17.1 million (which includes direct acquisition costs of $0.3 million) was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company with the assistance of a third party valuation specialist as of May 24, 2004, as follows (in thousands):

Current assets, including cash of
  $1.0 million                             $ 1,884
Property, plant and equipment                1,500
Other assets                                   173
Identifiable intangible assets:
  Core and developed technology              3,339
  In-process research and development        6,201
                                            ------
Total assets acquired                                $13,097
Current liabilities assumed                           (5,363)
Adjustment of equity method investment                 4,591
Resulting goodwill                                     4,800
                                                      ------
Total purchase price                                 $17,125
                                                      ======

Of the $9.5 million of acquired identifiable intangible assets, $3.3 million represents the value of acquired core and developed technology and $6.2 million represents the value of in-process research and development cost that has no alternative future use (Note 8). The core and developed technology assets acquired are being amortized over their estimated useful lives of two and ten years, respectively, and such amortization is included in cost of goods sold. The acquired in-process research and development with no alternative future use was charged to "other operating expense" at the acquisition date in accordance with SFAS 141.

The $4.8 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the goodwill is not being amortized and will be evaluated for impairment on an annual basis. Of the total amount of goodwill, none is expected to be deductible for federal income tax purposes.

The following unaudited pro forma consolidated financial information for the three and six months ended September 30, 2004 and September 30, 2003 assumes that the Silicon Wave acquisition, which was closed by the Company on May 24, 2004, was completed at the beginning of the periods presented below (in thousands):

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                               ---------------------     ----------------------
                                 2004         2003         2004        2003
                               ----------------------    ----------------------
Revenue                        $ 149,108   $ 163,846      $ 315,142  $ 296,636
Net (loss) income              $  (6,667)  $   6,854      $  (8,558) $  (5,983)
Basic net (loss) income per
  common share                 $   (0.04)  $    0.04      $   (0.05) $   (0.03)
Diluted net (loss) income
  per common share             $   (0.04)  $    0.03      $   (0.05) $   (0.03)

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

The change in the carrying amount of goodwill for the six months ended September 30, 2004 is as follows (in thousands):

Balance as of March 31, 2004             $  110,006
Goodwill acquired during the period           4,800
                                          ---------
Balance as of September 30, 2004         $  114,806
                                          =========

The components of identifiable intangible assets are as follows (in thousands):

                                 SEPTEMBER 30, 2004         MARCH 31, 2004
                               ---------------------   -----------------------
                                Gross                    Gross
                               Carrying  Accumulated    Carrying   Accumulated
                                Amount   Amortization    Amount    Amortization
                               --------  ------------   --------  -------------
Technology licenses           $ 12,503    $  4,362     $ 11,714    $  3,934
Acquired product technology
  and other                     54,742      11,856       51,403       9,018
                               -------     -------      -------     -------
Total                         $ 67,245    $ 16,218     $ 63,117    $ 12,952
                               =======     =======      =======     =======

Intangible asset amortization expense was $1.6 million and $3.3 million for the three months and six months ended September 30, 2004 and $2.0 million and $3.9 million for the three and six months ended September 30, 2003. Amortization expense for the Company's identifiable intangible assets as of September 30, 2004 is estimated to be $3.3 million for the remainder of fiscal 2005, $6.7 million in fiscal 2006, $6.6 million in fiscal 2007, $5.8 million in fiscal 2008 and $5.7 million in fiscal 2009.

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

 - Our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

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

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency integrated circuits (RFICs) for wireless communications products and applications. We are a leading supplier of power amplifiers, one of the most critical radio frequency (RF) components in cellular phones. We are also the leading manufacturer of GaAs HBT, which offers distinct advantages over other technologies for the manufacture of current- and next-generation power amplifiers. Our products are included primarily in cellular phones, base stations, wireless local area networks (WLANs), cable television modems and global positioning systems (GPS). We derive revenue from the sale of standard and custom-designed products. We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single-chip transmitters, Bluetooth-Registered Trademark- products and receivers and transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment. Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless connectivity.

SECOND QUARTER FISCAL 2005 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

- Quarterly revenue decreased by 8.8% as compared to the corresponding quarter of fiscal 2004, reflecting weakness in the market for Global System for Mobile Communications (GSM)/General Packet Radio System (GPRS) cellular handsets in Asia.

- Gross profit margin for the quarter was 32.9% as compared to 39.0% in the corresponding quarter of fiscal 2004 due to lower sales volume coupled with the ramp of several new product platforms and a change in our product mix.

- Inventory turns decreased to 4.9 in the second quarter as compared to 7.6 in the corresponding quarter of fiscal 2004.

- We achieved a significant milestone in the handset market as we became the first company to ship more than a billion cellular power amplifiers.

- We began ramping volume production of our first power amplifier modules containing silicon control chips from Jazz Semiconductor, reaping the benefit of our investment in a silicon foundry.

- We commenced production shipments of our POLARIS-TRADEMARK- TOTAL RADIO-TRADEMARK- cellular transceivers and began high-volume customer shipments for use in multiple wireless devices.

- We achieved production qualification at our Beijing module assembly manufacturing facility and expect reduced-cost shipments from this facility in the third quarter of fiscal 2005.

During the current quarter, we experienced lower sales volume to certain customers, specifically GSM handset manufacturers located in Asia, which we believe was a result of excess inventory levels in the supply chain. The lower sales volume negatively impacted our gross margin for the quarter and contributed partially to our increase in inventory. Inventory levels were also impacted by a build up of POLARIS 2 components to support current backlog for a leading customer. We currently anticipate that our inventory levels will decline in the December quarter as POLARIS ramps and the environment in Asia continues to improve.

We believe that the overall handset market remains healthy despite the impact of softness in Asia, as our customers are currently forecasting sequential handset unit growth for the December quarter. We believe that there are several opportunities for growth for the Company in the near future, including increasing our cellular content in handsets through market share gains in our primary market of cellular power amplifiers (PAs), through sales of our POLARIS -Trademark- TOTAL RADIO-Trademark- transceivers and through the proliferation of multiple radio protocols in mobile and portable wireless devices. We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing products to markets that we do not currently address, thereby expanding our total available market opportunity.

We have implemented a number of strategic initiatives relating to margin improvement, including ramping volume production of our first PA modules containing silicon control chips from Jazz Semiconductor and shipping products from our recently qualified module packaging production line in Beijing, China. We anticipate that these and other initiatives, along with anticipated increases in sales volume, will allow us to improve gross margin over the next 12 months.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                              --------------------     ------------------
                                2004        2003         2004       2003
                              --------   ---------     -------    -------

Revenue                        100.0%      100.0%        100.0%    100.0%

Operating costs and expenses:
  Cost of goods sold            67.1        61.0          63.8      64.3
  Research and development      24.9        18.7          23.0      21.0
  Marketing and selling          7.6         7.0           7.2       7.4
  General and administrative     3.6         3.2           3.6       3.3
  Other operating expenses       0.3         0.3           2.2       0.4
                               -----       -----         -----     -----
Total operating costs and
   expenses                    103.5        90.2          99.8      96.4
                               -----       -----         -----     -----
(Loss) income from operations   (3.5)        9.8           0.2       3.6

Other (expense) income:
   Interest expense             (1.5)       (3.1)         (1.4)     (2.9)
   Interest income               0.7         0.4           0.7       0.5
   Loss in equity method
     investee                     --        (0.5)         (0.6)     (0.3)
                               -----       -----         -----     -----
(Loss) income before income
     taxes                      (4.3)        6.6          (1.1)      0.9
Income tax expense               0.2         0.1           0.1       0.1
                               -----       -----         -----     -----
Net (loss) income               (4.5)%       6.5%         (1.2)%     0.8%
                               =====       =====         =====     =====


REVENUE
Revenue for the three months ended September 30, 2004 decreased 8.8% to $149.1 million, compared to $163.5 million for the three months ended September 30, 2003. For the six months ended September 30, 2004, revenue increased 6.7% to $314.9 million, compared to $295.0 million for the six months ended September 30, 2003. The decrease in revenue for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily due to lower sales volume to certain customers, specifically GSM handset manufacturers located in Asia, which was a result of excess inventory levels in the supply chain. Due to the lower demand, sales of our GSM products were not sufficient to offset the year over year decline in the U.S. market for Time Division Multiple Access (TDMA) products.

The increase in revenue for the six months ended September 30, 2004 as compared to September 30, 2003 was primarily due to growth in demand from large handset manufacturers and market share gains for our power amplifier products during the first quarter of fiscal 2005. During the three months ended September 30, 2004, Bluetooth revenue increased as a result of increased demand and the resolution of the silicon supply constraints experienced during our first quarter of fiscal 2005.

International shipments were $125.6 million and accounted for 84.2% of revenue for the three months ended September 30, 2004, compared to $132.3 million, or 80.9% of revenue for the three months ended September 30, 2003. For the six months ended September 30, 2004 international shipments were $256.7 million, or 81.5% of revenue, up from $241.5 million, or 81.9% of revenue, for the six months ended September 30, 2003. Although sales dollars to Asia decreased 7.4% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, sales to Asia as a percentage of total sales remained relatively flat. The decrease in GSM sales volume to certain customers in Asia was partially offset by new wireless connectivity business which positively impacted revenue for the three and six months ended September 30, 2004 as compared to the same periods in the prior year.

GROSS PROFIT
Gross profit for the three months ended September 30, 2004 decreased to $49.1 million, or 32.9% of revenue, compared to $63.8 million, or 39.0% of revenue, for the three months ended September 30, 2003. For the six months ended September 30, 2004, gross profit increased to $114.0 million, or 36.2% of revenue, compared to $105.0 million, or 35.7% of revenue, for the same period ended September 30, 2003. The gross profit percentage decrease for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to lower sales and production volumes and price erosion, coupled with the ramp of several new product platforms and a change in our product mix. The increase in the gross profit percentage for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 was primarily due to yield improvement of our power amplifier products, ongoing cost savings initiatives and increased capacity utilization.

We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue. Gross margins are routinely affected by downward pressure on average selling prices and the cost of silicon components and other raw materials. As a result, we will continue to focus on cost reduction efforts, including (1) strategic supply relationships, such as Jazz Semiconductor, Inc., which provides us with a committed, lower-cost source of supply for silicon wafers, (2) achieving higher levels of product integration,
(3) successfully implementing test yield and assembly improvement plans, such as investing in our own assembly capabilities in Beijing, China, to obtain a lower overall cost structure and other supply chain savings, and (4) increasing our capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended September 30, 2004 were $37.1 million, or 24.9% of revenue, compared to $30.6 million, or 18.7% of revenue, for the three months ended September 30, 2003. For the six months ended September 30, 2004, research and development expenses were $72.5 million, or 23.0% of revenue, compared to $61.9 million, or 21.0% of revenue, for the same period in the prior year. The increase year over year was primarily attributable to increased headcount and related personnel expenses including salaries and benefits. The acquisition of Silicon Wave during the first quarter of fiscal 2005 and the ramp of our POLARIS-Trademark- transceiver products were responsible for the increased headcount and related personnel expenses. We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the three months ended September 30, 2004 were $11.4 million, or 7.6% of revenue, compared to $11.4 million, or 7.0% of revenue, for the three months ended September 30, 2003. For the six months ended September 30, 2004, marketing and selling expenses increased to $22.5 million, or 7.2% of revenue, compared to $21.7 million, or 7.4% of revenue, for the six months ended September 30, 2003. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 2004 were $5.3 million, or 3.6% of revenue, compared to $5.2 million, or 3.2% of revenue, for the three months ended September 30, 2003. For the six months ended September 30, 2004, general and administrative expenses were $11.2 million, or 3.6% of revenue, compared to $9.8 million, or 3.3% of revenue, in the same period last fiscal year. The increase in absolute dollars for the six months ended September 30, 2004 was primarily due to increased headcount and related personnel expenses. We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING EXPENSE
Other operating expense for both the three months ended September 30, 2004 and September 30, 2003 was $0.5 million. Other operating expense for the six months ended September 30, 2004 was $7.1 million compared to $1.1 million for the six months ended September 30, 2003. During the first quarter of fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition, for which the Company determined, with the assistance of an independent valuation firm, had no alternative future use. SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development was primarily related to a single-chip integrated circuit built on 0.13-micron CMOS technology and designed for usage with mobile phones. As of the valuation date, the fair value of the acquired in-process research and development was estimated to be $6.2 million, based on a discounted cash flow model. As of September 30, 2004, the estimated cost to complete this project is approximately $5.0 million with an estimated completion date during the fiscal year of 2006.

Also included in other operating expense was $0.9 million related to start-up costs associated with the expansion of the Company's test, tape and reel facility in Beijing, China to add module assembly manufacturing functions.
The start-up costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The operating costs of the module assembly manufacturing functions at the Beijing facility will be included in cost of goods sold once the facility begins producing economic value from the plant expansion. At the end of the September quarter we achieved production qualification at this facility.

LOSS IN EQUITY METHOD INVESTEE
Prior to the Company's acquisition of Silicon Wave, the Company invested an aggregate of $6.0 million in Silicon Wave in two installments during fiscal 2004 as part of a broader strategic relationship between the companies. During the first quarter of fiscal year 2004, the Company made a $4.0 million investment which represented less than a 20% ownership interest, and, because the Company did not have the ability to exercise significant influence over the management of Silicon Wave, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18).

During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in Silicon Wave. The additional investment increased the Company's ownership interest to greater than 20%. In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method. Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004 through May 24, 2004 (the closing date of the Silicon Wave acquisition) and a $0.8 million equity method loss and $1.0 million equity method loss for the three and six months ended September 30, 2003, respectively.

INTEREST EXPENSE
Interest expense was $2.2 million for the three months ended September 30, 2004, compared to $5.1 million for the second quarter of the prior year. Interest expense for the six months ended September 30, 2004 and 2003 was $4.4 million and $8.6 million, respectively. During the second quarter of fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. This transaction resulted in a non-cash charge for unaccreted discounts and unamortized issuance costs of $2.6 million. During the second quarter of fiscal 2005, the Company repurchased the remaining $100.0 million principal of its outstanding 3.75% convertible subordinated notes and recorded a non-cash charge of $0.6 million
for unaccreted discounts and unamortized issuance costs.   The decrease in
interest expense for the six months ended September 30, 2004 compared to September 30, 2003 was due to the lower write-off of the unaccreted discounts and unamortized issuance costs as well as lower outstanding debt during the period.

INCOME TAX
Income tax expense for the second quarter of fiscal 2005 and fiscal 2004 was $0.22 million and $0.18 million, respectively, primarily representing foreign income taxes on international operations. Income tax expense for the six months ended September 30, 2004 and September 30, 2003 was $0.23 million and $0.33 million, respectively, primarily representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for both the second quarter of fiscal 2005 and the second quarter of fiscal 2004. Our overall tax rate for the second quarter of fiscal 2005 and 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At September 30, 2004, we had outstanding net operating loss carryforwards
(NOLs) for federal domestic tax purposes of approximately $65.1 million, which will begin to expire in 2022, if unused, and state losses of approximately $65.5 million, which will begin to expire in 2009, if unused. Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications and Silicon Wave. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $24.7 million related to domestic operating losses and credit carryforwards has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. We considered this review, along with the timing of the reversal of our temporary differences and the expiration dates of the NOLs and credits, in reaching our conclusion.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of September 30, 2004, our working capital was $319.5 million, including $93.2 million in cash and cash equivalents, compared to working capital at March 31, 2004 of $426.9 million. The decrease in working capital was primarily due to the redemption on August 15, 2004 of the remainder of the Company's outstanding 3.75% convertible subordinated notes for $100.0 million plus accrued interest of $1.9 million.

Operating activities for the six months ended September 30, 2004 generated $27.7 million in cash, compared to $49.8 million for the six months ended September 30, 2003. This year over year decrease was primarily attributable to lower earnings and an increase in inventory. The increase in inventory was attributable to a build up of Polaris 2 components to support current backlog and the lower than anticipated sales to certain customers in Asia because of excess inventory levels in the supply chain.

Net cash used in investing activities for the six months ended September 30, 2004 was $58.1 million, compared to $43.3 million in the prior year. The year over year increase in cash used was primarily attributable to lower proceeds from maturities of securities available-for-sale, increased purchases of property and equipment and the acquisition of Silicon Wave.

Net cash used in financing activities for the six months ended September 30, 2004 was $97.2 million, compared to cash provided of $27.0 million for the six months ended September 30, 2003 due to the repurchase of the $100.0 million outstanding principal amount of our 3.75% convertible subordinated notes.

COMMITMENTS
Convertible Debt - During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, the Company redeemed the remainder of the outstanding principal amount of the Notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand. Our interest expense will decrease by $3.75 million over the next 12 months as a result of this redemption.

Capital Commitments - At September 30, 2004, we had long-term capital commitments of approximately $70.0 million, consisting of approximately $44.7 million for the expansion of our wafer fabrication facilities, approximately $7.9 million for equipment related to our molecular beam epitaxy facility, approximately $8.5 million for our investment in assembly capabilities as we continue to develop an internal manufacturing process for module production packaging in Beijing, China, approximately $2.8 million for equipment related to our U.S. and Beijing, China, test, tape and reel facilities, and the remainder for general corporate requirements.

Business Combination Contingency - We agreed to pay earn-out consideration to former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004 to April 1, 2006. If our revenue derived from Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeds $6.0 million, it will pay an aggregate cash amount equal to one-half of the revenue derived from Silicon Wave products during this period. We currently expect that the revenue threshold will be met in the third quarter of fiscal 2005 triggering the contingent liability to be paid on or before May 2, 2005. If our revenue derived from Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, we will pay an additional aggregate cash amount equal to the revenue derived from Silicon Wave products during this period up to a maximum of $75.0 million.

Future Sources of Funding - Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our most recent note offering, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.
However, if there is a decrease in demand for our products, or in the event that growth is faster than we anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities or obtain asset-based financing. We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights. We do not, however, currently have any plans to issue any securities under this registration statement. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

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


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on July 27, 2004. At the meeting, our shareholders elected eight directors for one-year terms and until their successors are duly elected and qualified and ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2005. Votes cast by our shareholders at the meeting were as follows:


Nominees for Director:    Shares Voted in Favor:         Shares Withheld:
Robert A. Bruggeworth        161,430,473                 2,270,132
David A. Norbury             161,428,074                 2,272,531
William J. Pratt             161,449,632                 2,250,973
Daniel A. DiLeo              162,060,733                 1,639,872
Frederick J. Leonberger      161,984,865                 1,715,740
Albert E. Paladino           161,475,468                 2,225,137
Erik H. van der Kaay         162,079,080                 1,621,525
Walter H. Wilkinson, Jr.     161,487,410                 2,213,195


Ratification of appointment of Ernst & Young LLP:
Shares Voted in Favor      Shares Voted Against         Shares Abstaining
162,854,837                      613,968                   231,801

ITEM 6.   EXHIBITS


     10.1 Form Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

     10.2 Form Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

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


* Executive compensation plan or agreement


Other Events
-------------


	The Company's independent auditors, Ernst & Young LLP ("E&Y"), recently advised the SEC, the Public Company Accounting Oversight Board and the Audit Committee of the Company's Board of Directors that certain of E&Y's foreign affiliates have provided non-audit services to a number of public companies, including the Company, that raise questions regarding E&Y's independence with respect to its performance of audit services for these companies. E&Y informed the Audit Committee that from January 2000 to October 2002, E&Y's Taiwan affiliate performed payroll tax calculation and preparation services for certain employees at the Company's division in Taipei, Taiwan and E&Y's Taiwan affiliate made payment of the relevant taxes on behalf of the Company. All such services were discontinued in October 2002 and the total fees paid to E&Y's Taiwan affiliate in connection with the provision of these services for the years ended March 31, 2000, 2001, 2002 and 2003 was approximately $3,500, $10,250, $13,900 and $7,300, respectively.

	The Audit Committee has met with E&Y regarding these independence issues and has discussed E&Y's independence with respect to the Company in light of the foregoing facts. E&Y has informed the Audit Committee that it does not believe that the provision of these services to an immaterial subsidiary of the Company impaired E&Y's independence with respect to the audit of the Company's consolidated financial statements for any of the periods in question. In that regard, E&Y has issued an Independence Standards Board Standard No. 1 letter to the Company, dated November 3, 2004, in which E&Y concluded that in its opinion it is and has been independent with respect to the Company within the meaning of the federal securities laws and applicable regulations, including the rules of the Public Company Accounting Oversight Board.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RF Micro Devices, Inc.


Date:  November 8, 2004
                                 /s/ William A. Priddy, Jr.
                                 ------------------------------------------
                                 WILLIAM A. PRIDDY, JR.
                                 Chief Financial Officer and
                                 Corporate Vice President of Administration
                                 (Principal Financial Officer)


Date:  November 8, 2004
                                 /s/ Barry D. Church
                                 ------------------------------------------
                                 BARRY D. CHURCH
                                 Vice President and Corporate Controller
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


     10.1 Form Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

     10.2 Form Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

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