Form 10-Q
period 2005-01-01
RF MICRO DEVICES INC
filed 2005-02-09
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2005

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
                          _____                   _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes         X             No
                          _____                   _____

As of January 31, 2005, there were 187,526,189 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31, 2004	MARCH 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,315	$220,915
Short-term investments	105,158	106,930
Accounts receivable, net of allowances of $701 at December 31, 2004 and $1,547 at March 31, 2004	75,310	86,287
Inventories (Note 3)	80,794	58,552
Prepaid expenses	6,104	3,854
Other current assets	3,920	6,244
Total current assets	370,601	482,782

Property and equipment, net of accumulated depreciation of $216,184 at December 31, 2004 and $179,492 at March 31, 2004	306,375	280,356
Goodwill	118,760	110,006
Long-term investments	59,679	59,739
Intangible assets, net of amortization of $17,920 at December 31, 2004 and $12,952 at March 31, 2004	49,690	50,165
Investment in equity method investee	-	3,169
Other non-current assets	3,535	1,799
Total assets	$908,640	$988,016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,101	$33,465
Accrued liabilities	28,342	22,206
Current obligations under capital leases	116	213
Total current liabilities	70,559	55,884

Long-term debt, net of unamortized discount of $4,030 at December 31, 2004 and $5,374 at March 31, 2004	225,970	324,626
Other long-term liabilities	4,531	4,368
Total liabilities	301,060	384,878

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 187,494 and 186,257 shares issued and outstanding at December 31, 2004 and March 31, 2004, respectively	452,421	448,942
Additional paid-in capital	78,577	76,957
Deferred compensation	(11,913)	(14,442)
Accumulated other comprehensive income, net of tax (Note 4)	385	499
Retained earnings	88,110	91,182
Total shareholders' equity	607,580	603,138

Total liabilities and shareholders' equity	$908,640	$988,016

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003

Revenue	$168,917	$192,973

Operating costs and expenses:
Cost of goods sold	110,550	112,555
Research and development	38,848	31,894
Marketing and selling	11,971	11,891
General and administrative	6,594	5,722
Other operating expenses	-	527
Total operating costs and expenses	167,963	162,589
Income from operations	954	30,384

Interest expense	(1,025)	(2,169)
Interest income	755	990
Loss in equity method investee	-	(781)
Other income (expense), net	137	(163)

Income before income taxes	821	28,261

Income tax expense (Note 6)	239	61
Net income	$582	$28,200

Net income per share (Note 2):
Basic	$0.00	$0.15
Diluted	$0.00	$0.13

Shares used in per share calculation:
Basic	187,384	185,461
Diluted	192,002	222,889

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003

Revenue	$483,798	$487,958

Operating costs and expenses:
Cost of goods sold	311,477	302,491
Research and development	111,337	93,797
Marketing and selling	34,510	33,625
General and administrative	17,768	15,493
Other operating expenses	7,056	1,581
Total operating costs and expenses	482,148	446,987
Income from operations	1,650	40,971

Interest expense	(5,416)	(10,784)
Interest income	2,936	2,589
Loss in equity method investee	(1,761)	(1,737)
Other (expense) income, net	(17)	(79)

(Loss) income before income taxes	(2,608)	30,960

Income tax expense (Note 6)	464	393
Net (loss) income	$(3,072)	$30,567

Net (loss) income per share (Note 2):
Basic	$(0.02)	$0.17
Diluted	$(0.02)	$0.16

Shares used in per share calculation:
Basic	186,801	184,690
Diluted	186,801	210,369

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003
Cash flows from operating activities:
Net (loss) income	$(3,072)	$30,567
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	42,029	42,533
Amortization	7,825	11,144
Acquired in-process research and development cost	6,201	-
Loss on disposal of assets, net	968	327
Loss from equity method investee	1,761	1,737
Amortization of deferred compensation	4,148	5,955
Other	(23)	203
Changes in operating assets and liabilities:
Accounts receivable, net	11,085	(21,150)
Inventories	(22,006)	532
Recoverable income taxes	-	6,330
Prepaid expense and other current and non-current assets	(907)	(3,296)
Accounts payable and accrued liabilities	5,724	10,233
Other liabilities	(96)	2,863
Net cash provided by operating activities	53,637	87,978

Investing activities:
Purchase of property and equipment	(68,374)	(27,757)
Proceeds from sale of property and equipment	881	-
Purchase of license	(1,112)	-
Proceeds from maturities of securities available for sale	112,325	127,159
Purchase of securities available for sale	(112,221)	(152,512)
Purchase of business, net of cash received	(10,133)	-
Purchase of non-public investment	-	(36,000)
Net cash used in investing activities	(78,634)	(89,110)

Financing activities:
Proceeds from exercise of stock options, warrants and employee
stock purchases	3,480	4,319
Proceeds from 1.50% convertible subordinated notes, net	-	224,781
Repurchase of 3.75% convertible subordinated notes	(100,000)	(200,000)
Repayment of capital lease obligations	(173)	(474)
Net cash (used in) provided by financing activities	(96,693)	28,626

Net (decrease) increase in cash and cash equivalents	(121,690)	27,494
Effect of exchange rate changes on cash	90	105
Cash and cash equivalents at the beginning of the period	220,915	164,422
Cash and cash equivalents at the end of the period	$99,315	$192,021

Non-cash investing and financing activities:
Issuance of restricted stock	$3,135	$3,542
Earn-out contingency liability	3,954	-
Cancellation of restricted stock	1,516	-
Available-for-sale investment equity change, net of tax	246	186
Currency translation change, net of tax	132	184

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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year.  The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31; however, in this report the Company's fiscal year is described as ending on March 31 and the first, second, and third quarters of each fiscal year are described as ending June 30, September 30 and December 31, respectively.  Fiscal 2005 is a 52-week fiscal year compared to fiscal 2004 which was a 53-week fiscal year, and thus the third quarter ended December 31, 2004 includes 13 weeks compared to 14 weeks for the third quarter ended December 31, 2003.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.             BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Pro forma Disclosures

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options using the fair value method of SFAS 123, as amended by SFAS 148.

The Company's pro forma information follows (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003

Net income (loss), as reported	$582	$28,200	$(3,072)	$30,567
Non-cash stock-based compensation included in net income	1,336	2,025	4,148	5,916
Pro forma stock-based compensation cost	(9,003)	(14,214)	(31,957)	(49,137)
Pro forma net (loss) income	$(7,085)	$16,011	$(30,881)	$(12,654)

Basic net income (loss) per share, as reported	$0.00	$0.15	$(0.02)	$0.17
Diluted net income (loss) per share, as reported	$0.00	$0.13	$(0.02)	$0.16
Pro forma basic net (loss) income per share	$(0.04)	$0.09	$(0.17)	$(0.07)
Pro forma diluted net (loss) income per share	$(0.04)	$0.08	$(0.17)	$(0.07)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation."  SFAS No. 123 (R) supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and amends SFAS No. 95, "Statement of Cash Flows."  Generally, the approach in SFAS 123 (R) is similar to the approach in SFAS No. 123.  However, SFAS No. 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique.  Pro forma disclosure will no longer be an alternative.  SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the second quarter of fiscal 2006 for the Company) and companies may elect to use either the modified-prospective or modified-retrospective transition method.  The Company expects to use the modified-prospective transition method.   Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

The pro forma compensation costs presented in the table above and in prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.  As of the date of this filing, the Company is still evaluating the option pricing model that it will use to estimate the fair value of its options when SFAS No. 123 (R) becomes effective.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.             NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003

Numerator for basic and diluted net
income (loss) per share:
Net income (loss) available to common
shareholders - Numerator for basic	$582	$28,200	$(3,072)	$30,567
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	1,059	-	2,049
Net income (loss) plus assumed conversion -of notes - Numerator for diluted	$582	$29,259	$(3,072)	$32,616

Denominator for basic net income (loss) per share - weighted average shares	187,384	185,461	186,801	184,690
Effect of dilutive securities:
Stock options	4,618	7,284	-	5,608
Assumed conversion of 1.50% convertible notes	-	30,144	-	20,071
Denominator for diluted net income (loss) per share - adjusted weighted average shares and assumed conversions	192,002	222,889	186,801	210,369

Basic net income (loss) per share	$0.00	$0.15	$(0.02)	$0.17

Diluted net income (loss) per share	$0.00	$0.13	$(0.02)	$0.16

In the computation of diluted net income per share for the three months ended December 31, 2004 and December 31, 2003, outstanding stock options to purchase approximately 15.2 million shares and 12.0 million shares, respectively, were excluded and for the nine months ended December 31, 2003, outstanding stock options to purchase approximately 14.0 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of the net loss for the nine months ended December 31, 2004, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income (loss) per share for the three months and nine months ended December 31, 2004 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The computation for the three months and nine months ended December 31, 2003 assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date that it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.             NET INCOME (LOSS) PER SHARE (continued)

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

3.             INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	DECEMBER 31, 2004	MARCH 31, 2004
Raw materials	$24,011	$17,876
Work in process	34,102	27,729
Finished goods	46,137	32,136
	104,250	77,741
Inventory reserve	(23,456)	(19,189)
Total inventories	$80,794	$58,552

4.             OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized (losses) and gains on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Net income (loss)	$582	$28,200	$(3,072)	$30,567
Comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	90	110	(246)	186
Foreign currency translation gain	145	131	132	184

Comprehensive income (loss), net of tax	$817	$28,441	$(3,186)	$30,937

5.             LONG-TERM DEBT

During August 2004, the Company repurchased all of its outstanding 3.75% convertible subordinated notes due 2005.  These notes were redeemed for $100.0 million, plus accrued interest of $1.9 million.  The Company also recorded a non-cash charge of $0.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in interest expense.

The Company's 1.50% convertible subordinated notes had a fair value of $260.8 million as of December 31, 2004, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.             INCOME TAXES

Income tax expense for the third quarter of fiscal 2005 and fiscal 2004 was $0.2 million and $0.1 million, respectively, primarily representing foreign income taxes on international operations.  Income tax expense for the nine months ended December 31, 2004 and December 31, 2003 was $0.5 million and $0.4 million, respectively, primarily representing foreign income taxes on international operations.  The effective combined domestic income tax rate was 0% for both the third quarter of fiscal 2005 and the third quarter of fiscal 2004. The Company's overall tax rate for the third quarter of fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the third quarter of fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At December 31, 2004, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $81.4 million, which will begin to expire in 2022, if unused, and state losses of approximately $78.0 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.  In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $37.8 million related to domestic operating losses and credit carryforwards has been established because it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered this review, along with the timing of the reversal of the Company's temporary differences and the expiration dates of the NOLs and credits, in reaching its decision.

7.          BUSINESS ACQUISITION

On May 24, 2004, the Company completed the acquisition of Silicon Wave, Inc., a privately held San Diego-based supplier of highly integrated Bluetooth® solutions for wireless personal area networks.  As a result of the Silicon Wave acquisition, the Company acquired all of the assets and liabilities of Silicon Wave, including in-process research and development.  Silicon Wave's Bluetooth product portfolio includes integrated single-chip silicon complementary metal-oxide-semiconductor (CMOS) radio processors (including the radio modem and digital baseband functions), as well as stand-alone CMOS radio modem solutions.

The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and accrued an additional $4.0 million during the third quarter of fiscal 2005 for the earn-out consideration as an additional cost of the acquired entity.  Immediately prior to the closing of the acquisition, the Company sold all of the shares of Silicon Wave that the Company had purchased during fiscal 2004 to an existing Silicon Wave investor group for $6.0 million, the Company's original cost for these shares.  As a result, the Company paid net cash consideration of $10.8 million for all Silicon Wave shares not previously owned by the Company.  In addition to the above-mentioned payment, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004 to April 1, 2006.  If the Company's revenue derived from certain Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeds $6.0 million it will pay an aggregate cash amount equal to one-half of the revenue derived from certain Silicon Wave products during this period.  As of December 31, 2004, revenue derived from certain Silicon Wave products totaled $7.9 million, triggering recognition of a liability and purchase price adjustment of approximately $4.0 million at December 31, 2004, which must be paid on or before May 2, 2005.  In addition, the Company is estimating that it will incur an additional contingent liability in the fourth quarter of fiscal 2005 of between $1.8 million and $2.3 million as a result of revenue from certain Silicon Wave products for the period of January 1, 2005 through April 2, 2005.  If the Company's revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.  The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as a step acquisition and in accordance with

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.    BUSINESS ACQUISITION (continued)

the Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), using the purchase method of accounting.

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

The total purchase price components are as follows (in thousands):

Cash paid at closing	$16,810
Transaction costs	315
Additional consideration	3,954
Total purchase price	$21,079

The total purchase price of $21.1 million (which includes direct acquisition costs of $0.3 million and additional earn-out consideration of $4.0 million) was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company with the assistance of a third party valuation specialist as of May 24, 2004, as follows (in thousands):

Current assets, including cash of $1.0 million	$1,884
Property, plant and equipment	1,500
Other assets	173
Identifiable intangible assets:
Core and developed technology	3,339
In-process research and development	6,201
Total assets acquired		$13,097
Current liabilities assumed		(5,363)
Adjustment of equity method investment		4,591
Resulting goodwill		8,754
Total purchase price		$21,079

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

The $8.8 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the goodwill is not being amortized and will be evaluated for impairment on an annual basis.  Of the total amount of goodwill, none is expected to be deductible for federal income tax purposes.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.    BUSINESS ACQUISITION (continued)

The following unaudited pro forma consolidated financial information for the three and nine months ended December 31, 2004 and December 31, 2003 assumes that the Silicon Wave acquisition, which was closed by the Company on May 24, 2004, was completed at the beginning of the periods presented below (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003

Revenue	$168,917	$193,782	$484,058	$490,418
Net income (loss)	$582	$24,034	$(7,976)	$18,051
Basic net income (loss) per common share	$0.00	$0.13	$(0.04)	$0.10
Diluted net income (loss) per common share	$0.00	$0.11	$(0.04)	$0.10

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

8.     GOODWILL AND INTANGIBLE ASSETS

During the first quarter of fiscal 2005, the Company acquired $3.3 million of core and developed technology as a result of the Silicon Wave acquisition.  This acquisition also resulted in an $8.8 million excess purchase price over the fair value of the assets acquired and liabilities assumed, which was allocated to goodwill.

The change in the carrying amount of goodwill for the nine months ended December 31, 2004 is as follows (in thousands):

Balance as of March 31, 2004	$110,006
Goodwill acquired during the period	4,800
Additional consideration (Note 7)	3,954
Balance as of December 31, 2004	$118,760

The components of identifiable intangible assets are as follows (in thousands):

	DECEMBER 31, 2004		MARCH 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$12,868	$4,630	$11,714	$3,934
Acquired product technology and other	54,742	13,290	51,403	9,018
Total	$67,610	$17,920	$63,117	$12,952

Intangible asset amortization expense was $1.7 million and $5.0 million for the three months and nine months ended December 31, 2004 and $1.7 million and $5.6 million for the three and nine months ended December 31, 2003.  Amortization expense for the Company's identifiable intangible assets as of December 31, 2004 is estimated to be $1.7 million for the remainder of fiscal 2005, $6.8 million in fiscal 2006, $6.7 million in fiscal 2007, $5.8 million in fiscal 2008 and $5.7 million in fiscal 2009.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2004, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share."  This Issue, effective for reporting periods ending after December 31, 2004, determined that contingently convertible instruments should be included in diluted earnings per share regardless of whether the market price trigger (or other contingent feature) has been met.  For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition.  The FASB plans to issue an amendment to SFAS No. 128, "Earnings Per Share," during the first half of calendar 2005, in connection with EITF Issue No. 04-08.  We evaluated our 1.50% convertible subordinated notes and determined that they are not considered to be contingently convertible instruments as defined by the FASB.  Therefore, we currently do not have any debt instruments that will be impacted by this EITF.

10.    NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation."  SFAS No. 123 (R) supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and amends SFAS No. 95, "Statement of Cash Flows."  Generally, the approach in SFAS 123 (R) is similar to the approach in SFAS No. 123.  However, SFAS No. 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique.  Pro forma disclosure will no longer be an alternative.  SFAS No. 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

SFAS No. 123 (R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005 (the second quarter of fiscal 2006 for the Company) and companies may elect to use either the modified-prospective or modified-retrospective transition method.  The Company expects to use the modified-prospective transition method.   Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123 (R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on our overall financial position.   The impact of adoption of SFAS No. 123 (R) in fiscal 2006 and beyond cannot be predicted at this time because it will depend upon various factors including levels of share-based payments granted in the future and the Company's future compensation strategy.  However, had the Company adopted SFAS No. 123 (R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.  SFAS No. 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.0 million, $0.0 million, and $8.4 million in fiscal years ended 2004, 2003, and 2002, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.    NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (continued)

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4."  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB No. 43.  SFAS No. 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While we are still evaluating the impact of this statement, we do not currently believe that it will have a material impact on our consolidated financial statements.

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

•         Our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•         Our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•         Currency fluctuations, tariffs, trade barriers, taxes and export license requirements and health and security issues associated with our foreign operations;

•         Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations;

•         Our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties; and

•         Our ability to comply with changes in environmental laws.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10‑K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency integrated circuits (RFICs) for wireless communications products and applications.  We are a leading supplier of power amplifiers, one of the most critical radio frequency (RF) components in cellular phones.  We are also the leading manufacturer of GaAs HBT, which offers distinct advantages over other technologies for the manufacture of current- and next- generation power amplifiers.  Our products are included primarily in cellular phones, base stations, wireless local area networks (WLANs), cable television modems and global positioning systems (GPS).  We derive revenue from the sale of standard and custom-designed products.  We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single-chip transmitters, Bluetooth® products and receivers and transceivers that represent a substantial majority of the RFICs required in wireless subscriber equipment.  Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless connectivity.

THIRD QUARTER FISCAL 2005 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue decreased by 12.5% as compared to the corresponding quarter of fiscal 2004, due to the third quarter of fiscal 2005 containing 13 weeks as compared to 14 weeks for the third quarter of fiscal 2004 and the decline in the U.S. market for Time Division Multiple Access (TDMA) handsets that was not entirely offset by sales of global system for mobile communications (GSM)/general packet radio system (GPRS) cellular handsets in Asia.  In addition, we are continuing to experience normal downward pressure on the average selling prices of our power amplifier products.

• Gross profit margin for the quarter was 34.6% as compared to 41.7% in the corresponding quarter of fiscal 2004 due primarily to lower sales volume and a change in our product mix.

• Inventory turns decreased to 5.5 in the third quarter as compared to 7.3 in the corresponding quarter of fiscal 2004 due to the ramp of new silicon-based platform products.  The longer lead times associated with these silicon products have negatively impacted our inventory turnover.

• We continue to ramp volume production of our first power amplifier modules containing silicon control chips from Jazz Semiconductor, Inc. and we are currently designing several high volume components in this silicon foundry.

• We commenced volume production shipments of our POLARIS™ 2 transceiver chipsets for Enhanced Data for Global Evolution (EDGE) handsets.  POLARIS™ TOTAL RADIO™ shipments in the December quarter were approximately 1.8 million units.

• We began ramping in-house module assembly at our manufacturing facility in Beijing, China, which we believe will improve power amplifier module margins beginning mid-calendar year 2005.

 • We are expanding our MBE facility and our wafer fabrication facility in order to meet anticipated customer demand for our power amplifier products and to support new opportunities, new product developments, and new product technologies such as pseudomorphic high electron mobility transistor (pHEMT) and gallium nitride (GaN).

During the current quarter, we continued to experience weakness in the market for GSM/GPRS cellular handsets with respect to certain manufacturers located in Asia as well as a decline in the U.S. market for TDMA handsets.  The lower sales volume negatively impacted our gross margin for the quarter and contributed partially to our increase in inventory.  Inventory levels were also impacted by a build up of  POLARIS™ 2 components to support forecasted customer demand.

We believe that the overall handset market is healthy and unit volume grew approximately 25% in calendar year 2004 as compared to calendar year 2003.  We believe that there are several opportunities for growth for the Company in the near future, including increasing our cellular content in handsets through market share gains in our primary market of cellular power amplifiers (PAs), through sales of our POLARIS™ TOTAL RADIO™ transceivers and through the proliferation of multiple radio protocols in mobile and portable wireless devices.  We believe that our opportunities in cellular, wireless connectivity and Infrastructure will continue to increase.

We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing products to markets that we do not currently address, thereby expanding our total available market opportunity.

We have implemented a number of strategic initiatives relating to margin improvement, including ramping volume production of our first PA modules containing silicon control chips from Jazz Semiconductor, shipping products from our recently qualified module packaging production line in Beijing, China and improving our manufacturing yields.  We anticipate that these and other initiatives, along with anticipated increases in sales volume, will allow us to improve our gross margin over the next 12 months.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

	THREE MONTHS ENDED DECEMBER 31,		NINE MONTHS ENDED DECEMBER 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of goods sold	65.4	58.3	64.4	62.0
Research and development	23.0	16.5	23.0	19.2
Marketing and selling	7.1	6.2	7.1	6.9
General and administrative	3.9	3.0	3.7	3.2
Other operating expenses	-	0.3	1.5	0.3
Total operating costs and expenses	99.4	84.3	99.7	91.6

Income from operations	0.6	15.7	0.3	8.4

Other (expense) income:
Interest expense	(0.6)	(1.1)	(1.1)	(2.2)
Interest income	0.4	0.5	0.6	0.5
Loss in equity method investee	-	(0.4)	(0.3)	(0.4)
Other, net	0.1	(0.1)	-	-
Income (loss) before income taxes	0.5	14.6	(0.5)	6.3
Income tax expense	0.2	-	0.1	-
Net income (loss)	0.3%	14.6%	(0.06)%	6.3%

REVENUE
Revenue for the three months ended December 31, 2004 decreased 12.5% to $168.9 million, compared to $193.0 million for the three months ended December 31, 2003.  The decrease in revenue for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 was due to the third quarter of fiscal 2005 containing 13 weeks as compared to 14 weeks for the third quarter of fiscal 2004 and a decline in the U.S. market for TDMA handsets that was not entirely offset by sales of GSM/GPRS cellular handsets in Asia.  In addition, we are continuing to experience normal downward pressure on the average selling prices of our power amplifier products.

For the nine months ended December 31, 2004, revenue decreased 0.9% to $483.8 million, compared to $488.0 million for the nine months ended December 31, 2003.  During fiscal 2005, increased demand for Wideband CDMA, EDGE and Bluetooth products helped to offset the declining demand for TDMA products.

International shipments (based on the "bill to" address of the customer) were $149.7 million and accounted for 88.6% of revenue for the three months ended December 31, 2004, compared to $158.6 million, or 82.2% of revenue, for the three months ended December 31, 2003.  For the nine months ended December 31, 2004, international shipments were $406.4 million, or 84.0% of revenue, up from $400.1 million, or 82.0% of revenue, for the nine months ended December 31, 2003.  Although sales dollars to Asia decreased 9.4% for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003, sales to Asia as a percentage of total sales increased slightly.  The decrease in GSM sales volume to certain customers in Asia was partially offset by new wireless connectivity business which positively impacted revenue for the three and nine month periods ended December 31, 2004 as compared to the same periods in the prior year.

GROSS PROFIT
Gross profit for the three months ended December 31, 2004 decreased to $58.4 million, or 34.6% of revenue, compared to $80.4 million, or 41.7% of revenue, for the three months ended December 31, 2003.  For the nine months ended December 31, 2004, gross profit decreased to $172.3 million, or 35.6% of revenue, compared to $185.5 million, or 38.0% of revenue, for the same period ended December 31, 2003. The gross profit percentage decrease for the three and nine months ended December 31, 2004 compared to the three and nine months ended December 31, 2003 was primarily due to lower sales and production volumes, price erosion and a change in our product mix.

We have historically experienced significant fluctuations in gross profit margins and, consequently, our operating results, and we expect such fluctuations to continue.  Gross margins are routinely affected by downward pressure on average selling prices and the cost of silicon components and other raw materials.  As a result, we will continue to focus on cost reduction efforts, including (1) strategic supply relationships, such as with Jazz Semiconductor, which provides us with a committed, lower-cost source of supply for silicon wafers, (2) achieving higher levels of product integration, (3) successfully implementing test yield and assembly improvement plans, such as investing in our own assembly capabilities in Beijing, China to obtain a lower overall cost structure and other supply chain savings, and (4) increasing our capacity utilization.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended December 31, 2004 were $38.8 million, or 23.0% of revenue, compared to $31.9 million, or 16.5% of revenue, for the three months ended December 31, 2003.  For the nine months ended December 31, 2004, research and development expenses were $111.3 million, or 23.0% of revenue, compared to $93.8 million, or 19.2% of revenue, for the same period in the prior year.  The increase year over year resulted from investments in research and development efforts to support the design of next generation EDGE and multi-mode transceivers, additional investments in modeling tools and resources to decrease our product development cycle time, new developments of semiconductor technology and the acquisition of Silicon Wave during the first quarter of fiscal 2005.  These investments resulted in increased headcount and related personnel expenses, including salaries and benefits.  We plan to continue to make investments in research and development and expect that such expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING
Marketing and selling expenses for the three months ended December 31, 2004 were $12.0 million, or 7.1% of revenue, compared to $11.9 million, or 6.2% of revenue, for the three months ended December 31, 2003.  For the nine months ended December 31, 2004, marketing and selling expenses increased to $34.5 million, or 7.1% of revenue, compared to $33.6 million, or 6.9% of revenue, for the nine months ended December 31, 2003.  We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended December 31, 2004 were $6.6 million, or 3.9% of revenue, compared to $5.7 million, or 3.0% of revenue, for the three months ended December 31, 2003. For the nine months ended December 31, 2004, general and administrative expenses were $17.8 million, or 3.7% of revenue, compared to $15.5 million, or 3.2% of revenue, in the same period last fiscal year.  The increase in absolute dollars for the three and nine months ended December 31, 2004 was primarily due to increased headcount and related personnel expenses as well as fees related to compliance with the Sarbanes-Oxley Act of 2002.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING EXPENSE
Other operating expense for the three months ended December 31, 2004 and December 31, 2003 was $0.0 million and $0.5 million, respectively.  Other operating expense for the nine months ended December 31, 2004 was $7.1 million compared to $1.6 million for the nine months ended December 31, 2003.  During the first quarter of fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date.  The in-process research and development was primarily related to a single-chip integrated circuit built on 0.13-micron CMOS technology and designed for usage with mobile phones.  As of the valuation date, the fair value of the acquired in-process research and development was estimated to be $6.2 million, based on a discounted cash flow model.  As of December 31, 2004, the estimated cost to complete this project is approximately $3.6 million with an estimated completion date during the fiscal year of 2006.

Also included in other operating expense was $0.9 million related to start-up costs associated with the expansion of the Company's test, tape and reel facility in Beijing, China to add module assembly manufacturing functions.   The start-up costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."  During the current quarter, the operating costs of the module assembly manufacturing functions at the Beijing facility have been included in cost of goods sold as a result of achieving production qualification at this facility at the end of September 2004.

LOSS IN EQUITY METHOD INVESTEE
Prior to the Company's acquisition of Silicon Wave, the Company invested an aggregate of $6.0 million in Silicon Wave in two installments during fiscal 2004 as part of a broader strategic relationship between the companies.  During the first quarter of fiscal year 2004, the Company made a $4.0 million investment, which represented less than a 20% ownership interest, and, because the Company did not have the ability to exercise significant influence over the management of Silicon Wave, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18).

During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in Silicon Wave.  The additional investment increased the Company's ownership interest to greater than 20%.  In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004.  As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method.  Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004 through May 24, 2004 (the closing date of the Silicon Wave acquisition) and a $0.8 million equity method loss and $1.7 million equity method loss for the three and nine months ended December 31, 2003, respectively.

INTEREST EXPENSE
Interest expense was $1.0 million for the three months ended December 31, 2004, compared to $2.2 million for the third quarter of the prior year.  Interest expense for the nine months ended December 31, 2004 and 2003 was $5.4 million and $10.8 million, respectively. During the second quarter of fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005.  This transaction resulted in a non-cash charge for unaccreted discounts and unamortized issuance costs of $2.6 million.  During the second quarter of fiscal 2005, the Company repurchased the remaining $100.0 million principal of its outstanding 3.75% convertible subordinated notes and recorded a non-cash charge of $0.6 million for unaccreted discounts and unamortized issuance costs.   The decrease in interest expense for the nine months ended December 31, 2004 compared to December 31, 2003 was due to the lower write-off of the unaccreted discounts and unamortized issuance costs as well as lower outstanding debt during the period.

INCOME TAX
Income tax expense for the third quarter of fiscal 2005 and fiscal 2004 was $0.2 million and $0.1 million, respectively, primarily representing foreign income taxes on international operations.  Income tax expense for the nine months ended December 31, 2004 and December 31, 2003 was $0.5 million and $0.4 million, respectively, primarily representing foreign income taxes on international operations.  The effective combined domestic income tax rate was 0% for both the third quarter of fiscal 2005 and the third quarter of fiscal 2004.  Our overall tax rate for the third quarter of fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  Our overall tax rate for the third quarter of fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At December 31, 2004, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $81.4 million, which will begin to expire in 2022, if unused, and state losses of approximately $78.0 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications and Silicon Wave.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," a valuation allowance of $37.8 million related to domestic operating losses and credit carryforwards has been established because it is more likely than not that some portion of the deferred tax assets will not be realized.  We considered this review, along with the timing of the reversal of our temporary differences and the expiration dates of the NOLs and credits, in reaching our conclusion.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of December 31, 2004, our working capital was $300.0 million, including $99.3 million in cash and cash equivalents, compared to working capital at March 31, 2004 of $426.9 million.  The decrease in working capital was primarily due to the redemption on August 15, 2004 of the remainder of the Company's outstanding 3.75% convertible subordinated notes for $100.0 million plus accrued interest of $1.9 million.

Operating activities for the nine months ended December 31, 2004 generated $53.6 million in cash, compared to $88.0 million for the nine months ended December 31, 2003.  This year over year decrease was primarily attributable to lower earnings and an increase in inventory, which was offset by a decrease in accounts receivable.  The increase in inventory levels was impacted by lower than forecasted sales volume as well as a build up of POLARIS 2 components to support forecasted customer demand.  Accounts receivable balances were $12.7 million lower (or 14.4%) at December 31, 2004 as compared to December 31, 2003 as days sales outstanding improved to 40.1 days for the three months ended December 31, 2004 as compared to 44.2 days for the three months ended December 31, 2003.

Net cash used in investing activities for the nine months ended December 31, 2004 was $78.6 million, compared to $89.1 million in the prior year.  The year over year decrease in cash used was primarily attributable to lower purchases of securities available for sale offset by the acquisition of Silicon Wave and increased purchases of property and equipment due to our expansion of our MBE facility, our wafer fabrication facility, and the upfit of our module assembly manufacturing facility in Beijing.

Net cash used in financing activities for the nine months ended December 31, 2004 was $96.7 million, compared to cash provided of $28.6 million for the nine months ended December 31, 2003 due to the repurchase of the $100.0 million outstanding principal amount of our 3.75% convertible subordinated notes.

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

Capital Commitments  At December 31, 2004, we had long-term capital commitments of approximately $49.1 million, consisting of approximately $31.4 million for the expansion of our wafer fabrication facilities, approximately $5.1 million for equipment related to our molecular beam epitaxy facility, approximately $5.3 million for our investment in assembly capabilities as we continue to invest in our internal manufacturing process for module production packaging in Beijing, China, approximately $1.3 million for equipment related to our U.S. and Beijing, China, test, tape and reel facilities, and the remainder for general corporate requirements.

Business Combination Contingency  We agreed to pay earn-out consideration to former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004 to April 1, 2006.  If our revenue derived from certain Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeds $6.0 million, we will pay an aggregate cash amount equal to one-half of the revenue derived from these Silicon Wave products during this period.  As of December 31, 2004, total revenue derived from certain Silicon Wave products totaled $7.9 million, triggering recognition of a liability and purchase price adjustment of approximately $4.0 million at December 31, 2004, which must be paid on or before May 2, 2005.  In addition, we are estimating that we will incur an additional contingent liability in the fourth quarter of fiscal 2005 of between $1.8 million and $2.3 million as a result of revenue from certain Silicon Wave products for the period of January 1, 2005 through April 2, 2005.  If our revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, we will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our most recent note offering, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms.

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
23

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: February 9, 2005
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: February 9, 2005
/s/ Barry D. Church
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

