Form 10-K
period 2005-04-02
RF MICRO DEVICES INC
filed 2005-06-14
CIK 911160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2005
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission file number 0-22511
RF MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)
NORTH CAROLINA
(State or other jurisdiction of incorporation or organization)
56-1733461
(I.R.S. Employer Identification No.)
7628 Thorndike Road Greensboro, North Carolina 27409-9421, (336) 664-1233
(Address of principal executive offices, zip code and registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑     No ☐
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,229,989,220 as of October 1, 2004. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 188,107,321 shares of the registrant’s common stock outstanding as of May 27, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report portions of its proxy statement for its 2005 annual meeting of shareholders to be held on August 2, 2005.

RF Micro Devices, Inc.
Form 10-K
For The Fiscal Year Ended April 2, 2005
Index.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Forward-Looking Information
This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2005 and 2003 were 52-week years and fiscal year 2004 was a 53-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Annual Report on Form 10-K, we describe each fiscal year as having ended on March 31 and the first three quarters of each fiscal year are described as having ended on June 30, September 30 and December 31.
Unless the context requires otherwise, references in this report to “RF Micro,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.

ITEM 1.	BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We design, develop, manufacture and market proprietary radio frequency (RF) components and system level solutions (“products”) primarily for wireless communications products and applications. We are the leading supplier of power amplifiers (PAs), one of the most critical radio frequency components in cellular phones. Our aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (also referred to as GaAs HBT) process technology offers distinct advantages over other technologies for the manufacture of current and next-generation PAs. Our products are included primarily in cellular phones, base stations, wireless local area networks (WLANs), cable television modems and global positioning systems (GPS). The majority of our revenue is derived from sales of products designed for cellular phones. We offer a broad array of products including amplifiers, mixers, modulators/demodulators, Bluetooth® components and transmitters, receivers and transceivers that represent a substantial majority of the products required in wireless subscriber equipment. These products perform the transmit and receive functions that are critical to the performance of wireless devices.
We design and manufacture products that are fabricated using multiple semiconductor process technologies. These technologies include GaAs HBT, GaAs metal-semiconductor field-effect transistor (MESFET), indium gallium phosphide (InGaP) HBT, silicon bipolar transistor, silicon complementary metal-oxide-semiconductor (CMOS), silicon BiCMOS (integration of bipolar transistors and CMOS) and silicon germanium (SiGe) BiCMOS. We are continuing to invest in the development of integrated circuits utilizing gallium nitride (GaN) and currently expect to commence commercial production of GaN-based products during calendar year 2007. We will begin production shipments of switching devices in fiscal 2006 using our GaAs pseudomorphic high electron mobility transistor (pHEMT) process. Handset manufacturers try to maximize trade-offs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements. We call this approach to business Optimum Technology Matching®.
Our products are purchased by essentially all of the leading original equipment handset manufacturers (OEMs) such as Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Ltd., LG Electronics, Inc., Siemens, A.G., Sony Ericsson Mobile Communications, Sanyo Electric Company, Ltd., NEC Corp. and DBTel Networks. In addition, our products are purchased by leading original design manufacturers (ODMs) such as Arima Communications Corporation, Curitel Communications, Inc. and its affiliate Pantech, Inc., BENQ Corporation and Lite-On Technology Corporation. ODMs offer lower-cost wireless devices for resale by OEMs.
A key element of our business strategy involves the potential acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce and enhance our technological capabilities.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
During fiscal 2003, we entered into a strategic relationship with Jazz Semiconductor, Inc. (Jazz), a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. As a part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11 percent ownership interest. Within the strategic relationship, we obtained a committed low cost source of supply for wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products.
In May 2004, we completed the acquisition of Silicon Wave, Inc. Silicon Wave’s Bluetooth® product portfolio included CMOS radio solutions as well as highly integrated single-chip CMOS solutions, which included radio, baseband processor, processor core and memory — or what is commonly referred to as system-on-chip (SoC). Our CMOS Bluetooth® solutions reduce the requirements for external flash memory and minimize the use of external RF components. This represents a cost and size advantage compared to competitors’ solutions. Our Bluetooth® products are currently in production and in use supporting multiple applications, including cellular handsets, headsets, PC peripherals and consumer electronics devices.
We report information as one operating segment. Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2005 (Cellular, Wireless Connectivity and Infrastructure), we report information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
As part of our cellular business we have expanded our product portfolio to include other radio functions. For example, we entered the transceiver market with our POLARIStm TOTAL RADIOtm transceiver solutions, which provide handset manufacturers with a reduced-size, highly integrated radio solution that helps reduce component count and total cost while providing superior radio performance, thereby enabling handset manufacturers to add additional functionality and content such as GPS, WLAN, MP3, televisions, e-mail, FM radios and cameras. We believe our POLARIStm 2 TOTAL RADIOtm transceiver solution for Enhanced Data for Global Evolution (EDGE) handsets provides EDGE functionality with fewer components than competing approaches through a unique and innovative architecture called open-loop large signal polar modulation. During the third quarter of fiscal 2005, we reached volume production shipments of our POLARIStm TOTAL RADIOtm transceiver solution for global system for mobile communications (GSM)/general packet radio system (GPRS) handsets and our POLARIStm 2 TOTAL RADIOtm transceiver solution for EDGE handsets.
We believe that a trend in the market for GSM/GPRS and EDGE cellular handsets is the transition from the PA module to the highly integrated transmit module. By combining the PA and antenna switch, the transmit module reduces the component count in cellular phones. During fiscal 2005, we focused our research and development efforts on this transition and expect shipments to begin in fiscal 2006.
Our wireless connectivity business focuses on developing and producing components for WLAN and developing and producing solutions for Bluetooth® and GPS. During the first quarter of fiscal 2005, the acquisition of Silicon Wave enhanced our Bluetooth® product portfolio. We are continuing to develop a highly integrated SoC Bluetooth® solution that features Enhanced Data Rate (EDR) and utilizes 0.13 micron CMOS. This product consumes less power than current Bluetooth® products and, as a result of its small size, low power consumption and low materials cost, is specifically designed for mobile phone applications. We have recently licensed Near Field Communications technology for cellular handset applications, which we believe will enable handsets to replace credit cards for point of sale financial transactions. This technology provides secure wireless transactions that prevent fraud and minimize identity theft. We also recently announced production shipments of the industry’s first sole-sourced “converged” Bluetooth®/GPS solution.
In the fourth quarter of fiscal 2005, we discontinued our internal WLAN chipset development efforts, which were focused on a two-chip solution comprised of an all CMOS integrated baseband and media access controller (MAC) chip and an all CMOS transceiver for 802.11 a/b/g. We took this action as a result of our difficulties in bringing competitive WLAN chipset solutions to the market in a timely manner. We are continuing to invest in our WLAN component business, which includes transceivers for gaming and other applications as well as 802.11 PAs, radios and front-end modules for all WLAN applications.
Our infrastructure business is comprised of components for wireless base stations, which historically have included a variety of small signal devices including adjustable gain control (AGC) amplifiers, gain blocks, multi-stage amplifiers, low noise amplifiers (LNA) and quadrature modulators. Recently, we introduced infrastructure pre-driver PAs that leverage thermal enhancements that we have made to our GaAs process, which we believe enables superior efficiency. We expect production shipments of these products during fiscal 2006. We are also working to commercialize our GaN RF power transistor process, which we plan to use to design high power amplifiers (HPAs) specifically for use in 2.5G and 3G wireless base stations. In addition,

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
during fiscal year 2005 we contracted with the U.S. Department of Defense to conduct research and development on GaN technology. We expect to transition our GaN semiconductor processes from our research and development facility in Charlotte, North Carolina, to one of our wafer fabrication facilities in Greensboro, North Carolina, during fiscal 2006.
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
The wireless communications industry growth is being fueled by several sources. The availability and mass deployment of additional telecommunications standards, such as GPRS, EDGE, Code Division Multiple Access Next Generation (CDMA-1X), Wideband Code Division Multiple Access (WCDMA), IEEE 802.11 for WLANs and Bluetooth®, have increased the overall size of the market. New wireless products with improved features, such as telephones with cameras, Bluetooth® peripherals, personal digital assistants (PDAs), smartphones, Personal Computer (PC) Cards and GPS, have contributed to the industry growth. In addition, the emergence of new communications services and technologies, such as Voice Over Internet Protocol (VOIP) and public area “hot spots” that facilitate wireless Internet connectivity through the use of WLANs, has increased the demand for wireless communication products. Moreover, technological advances throughout the entire supply chain have reduced barriers to entry and enabled broad access to entry level voice-only cellular phones. Although voice-only cellular phones initially were the primary end-use application for our products, we now supply products to rapidly growing segments in the wireless communications industry focused on data communication, including WLANs and next-generation cellular handsets. The total available market for wireless devices is anticipated to expand as the industry moves to data-intensive applications such as multimedia messaging service, gaming and video. Higher data rate standards require higher functionality phones and in some cases the convergence of multiple standards, thereby promoting the development and manufacturing of new feature-enhanced wireless devices. At the same time, the market for lower-tier voice-only phones requires low-cost, less complex optimized wireless devices that can be brought to market quickly. Such phones are especially appropriate for new users in developing nations who historically have not been able to afford a phone. If this market can be tapped, the potential for phone sales could increase significantly.
The industry trend is to develop new wireless communications devices for operation under air interface standards with higher data rates. Classic analog and digital communication standards used primarily for voice, such as Advanced Mobile Phone Service (AMPS), GSM, Time Division Multiple Access (TDMA) and CDMA are being replaced in the design cycle by the emergence and deployment of additional telecommunications standards, including GPRS, EDGE, CDMA-1X and WCDMA. The handsets designed for each air interface standard generally require unique radio frequency and baseband integrated circuit solutions and these solutions become more complex and technically challenging as data rates increase. Similarly, Bluetooth® has evolved to a higher data rate, and WLANs, which function under the IEEE 802.11 standards, are migrating to higher data transmission rates and higher frequencies. Additional communications standards make it more difficult for OEMs of subscriber equipment to develop and supply all of the required components in a timely and cost-effective manner. For this reason, some OEMs have begun to rely on third party value-added technology providers that have the component- and systems-level expertise to design and the captive production capacity to supply these solutions. This technology-outsourcing trend is particularly evident in the radio frequency segment of the equipment due to scarcity of engineers and the design complexity of the radio technologies. Technology outsourcing has materialized both in OEMs’ reliance on suppliers to provide more integrated RF solutions and OEMs’ use of ODMs and contract manufacturers for handset production.
In addition, due to the recent increases in handset functionality, OEMs are utilizing their in-house resources to focus on the addition of newly-available hardware and software functions, such as FM radios, MP3 players, cameras, televisions, GPS, e-mail and Java-based applications. As a result, OEMs have increased their reliance on third party value-added technology providers since they have redeployed or reduced in-house research and development resources. Therefore, we have continued to sharpen our focus on high performance, integrated solutions, and we expect to increase our market share by expanding our footprint with these integrated products, such as our single-chip complete Bluetooth® solution, the expansion of our PowerStar® family of PA modules and the continued development of our POLARIStm TOTAL RADIOtm solutions.
The emergence of technological advances has led to the rapid growth of the wireless communications industry, and the industry continues to evolve at a fast pace. As this market changes, new communications standards emerge, new competitors enter the market,

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
new products, applications and services become the primary forces for growth and new risks are presented. We believe this dynamic market presents us with significant opportunities to accomplish our business objectives.
Strategy
Our goal is to be the premier supplier of low-cost, high-performance integrated components and system level solutions for applications that enable wireless communications. To meet this goal, we have developed a strategy centered on customer relationships, technology leadership and manufacturing excellence that we believe will help us achieve better than industry average revenue and earnings growth over the long-term. The key elements are:

•	Customer Relationships. We believe that our customer relationships are central to our ability to continue growing our business. We have established solid customer relationships with the leading OEMs and ODMs that put us in the position to continue our growth. Our ability to increase our dollar content within the handset and other wireless devices is driven by the early market intelligence that is shared with us by our customer base. This level of trust is earned by providing the customer full support in every facet of the business. We provide our customers with world-class design and application support that is enhanced by our ability to deliver on our manufacturing commitments. We will continue to make investments to fully service the increasing needs of our customers. We believe our customers trust us to develop highly integrated solutions that in many cases have more intellectual property content than the versions previously designed by the customer. In order to increase efficiencies, decrease component count and improve profitability, our customers are reducing their supplier base to include only those with broad product offerings across multiple wireless protocols. We intend to capitalize on this trend by assembling the necessary RF building blocks required by our customers. Our customers are our top priority and our future is dependent on maintaining strong relationships with them.

•	Technology Leadership. Bringing innovative technology to market is critical to our continued growth. We are technology innovators in several key areas, including circuit design, packaging technology and semiconductor process technology. Our design engineering teams focus on developing products that solve real world problems for our customers. The products that we design are becoming more integrated and in many cases require multiple person design teams to complete. We have invested extensively in providing our design engineers with software and modeling tools to complete these more complex products. Additionally, in terms of our employees, we have focused our recruiting efforts on addressing our need for digital design expertise, system level architecture and software development. We maintain technology leadership in packaging technology that allows us to deliver innovative, smaller form factor and lower cost solutions to our customers. We continuously strive to make improvements in our GaAs HBT technology for PAs and have internally developed GaAs pHEMT for switches. Through our relationship with Jazz, we invest in silicon process development designed to maximize the high-speed analog performance of silicon CMOS and SiGe devices. Other foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and International Business Machines Corporation (IBM), provide us with access to leading technology in silicon CMOS and SiGe. We also invest in technologies for the future, such as GaN, which we believe offers significant performance advantages over existing silicon-based technologies.

•	Manufacturing Excellence. We routinely ship over one million devices per day. Our customers rely on our ability to meet their delivery schedules. Our world-class manufacturing capabilities allow us to respond quickly to changes in customer demand, giving us what we believe is a significant competitive advantage. We are the world’s leading manufacturer of GaAs HBT devices and plan to continue making investments in GaAs HBT and GaAs pHEMT manufacturing capacity to meet the growing needs of our customers. Silicon manufacturing capacity is becoming increasingly important for our growth. The silicon percentage of our total shipments has grown significantly due to the production ramp of our highly integrated silicon products, including POLARIStm TOTAL RADIOtm solutions and Bluetooth® products. To address the capacity requirements for these components we have established top tier relationships with TSMC, IBM and United Microelectronics Corp. Additionally, we have invested in guaranteed silicon capacity at Jazz. We have addressed packaging capacity by developing strong relationships with the world’s leading assembly houses. We have invested in our own assembly capabilities and are currently bringing this on-line to expand assembly capacity and lower our overall cost structure. We currently test the majority of our components at our own high-volume, low-cost test facilities. We also outsource product testing to certain assembly houses and will likely outsource an increasing percentage of our production test volume in the future. Finally, we are continuing to focus on reducing manufacturing cycle time. We believe that reducing manufacturing cycle time significantly improves our ability to respond to changes in customer demand and also lowers inventory carrying costs.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
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
Other Markets
We also supply custom components for other applications. In the wireless market, we supply components for wireless local loop systems, cordless telephony, portable gaming systems, industrial radios, satellite radio, GPS, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, home networking, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems and for optical transceivers and transponders. We also market various components for satellite, microwave communications, and certain wired applications.
Manufacturing, Packaging and Testing
As part of our total quality program, the Company’s quality management system is registered to ISO 9001 and the Company’s environmental management system is registered to ISO 14001. This means that a third party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 150 countries. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing and the ISO 14001 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs.
For the majority of our products, the production process begins with GaAs, silicon or other semiconductor materials, called wafers. GaAs products incorporate a transistor layer that is grown on the wafer using a molecular beam epitaxy (MBE) process in our MBE facility. These wafers are sent to our wafer fabrication facility where we isolate the transistor layer and interconnect the transistors according to the circuit design. The wafers are then singulated into individual die. A die is a rectangular piece of semiconductor material upon which electronic circuitry has been created. The circuitry determines the specific function that the die is intended to perform and is connected to the outside world by means of a microelectronic package and small wires. Semiconductor die are manufactured while still part of the wafers, which range in diameter from 100-300mm. The circuitry is printed on the wafers using microscopic imaging technology and thin films of deposited materials. Upon completion of the manufacturing process, die are cut individually from the wafer and must be assembled, or packaged, and then the final product must be tested. Packaging can come in the form of either a simple lead frame package or a more complicated multi-chip module. Our products are 100 percent parametric tested based on the product specifications and, after testing, are prepared for shipment through a tape and reel process.
We have one MBE facility for the manufacture of our GaAs devices, which is located in Greensboro, North Carolina. We have two GaAs wafer fabrication facilities located in Greensboro, North Carolina. During fiscal 2005, we manufactured substantially all of our GaAs products at these fabrication facilities. Our first wafer fabrication facility is a four-inch wafer production facility and our second wafer fabrication facility is a six-inch wafer production facility. In fiscal 2005, we invested approximately $63.0 million to increase the capacity in our MBE and wafer fabrication facilities in order to meet our customers’ forecasts. Through the use of six-inch wafers, we have reduced our costs through improved operating and raw material usage efficiencies. During fiscal 2006, we expect to continue to add capacity to our six-inch fabrication facility which will allow us the opportunity to utilize our existing investment in our four-inch facility towards the development of alternative components, such as the design and manufacturing of pHEMT switches and GaN-based products.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Our original GaAs HBT process technology was licensed to us by Northrop Grumman Space Technology (formerly TRW Space & Electronics, Inc.) (Northrop) in 1996 to design and manufacture products for commercial wireless applications. The GaAs HBT and MBE patent rights expressly referenced in the license agreement expire at various times between March 2007 and July 2016. The license agreement provides that Northrop will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with Northrop any modifications or improvements that we make in the technology or the products developed therefrom, and to grant Northrop a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement because of a default by either party, our rights to Northrop’s technologies would cease. We are continually improving our GaAs HBT processes and manufacture substantially all of our own GaAs HBT products at our wafer fabrication facilities. We also are continuing to explore additional process technologies.
We currently use several international and domestic assembly suppliers, as well as our internal assembly facility in Beijing, China (which was established and qualified during fiscal 2005), to package and assemble our products. All of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing. Our internal assembly facility provides internal module packaging capabilities and we plan to continue ramping production at this facility in fiscal 2006. We believe the use of our internal assembly operation will result in cost reductions and better inventory management and control of our work-in-process inventory.
We currently have our own test, tape and reel facilities located in Greensboro, North Carolina, and Beijing, China, and we also utilize contract suppliers and partners in Asia to test our products. During fiscal 2005, we continued to shift a portion of our test, tape and reel functions from our Greensboro location to our Beijing facility. We expect to increase our reliance on our Beijing facility as well as our utilization of contract suppliers and partners in Asia for test, tape and reel in order to minimize the movement of inventory, which improves cycle time and results in lower costs.
During fiscal 2005, our operations management team focused on improvements in supply chain cycle times and strategic supplier relationships that have enabled us to more tightly control the procurement and management of raw materials. During fiscal 2006, we plan to continue to streamline the configuration of our supply chain to minimize the geographical movement of material during the manufacturing process.
Products and Applications
We offer a broad range of standard and custom-designed RF components and system level solutions. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products are normally manufactured on an exclusive basis for a negotiated period. We attempt to convert custom products into standard products in order to broaden our customer base and leverage our design and product expenditures. At March 31, 2005, we offered over 375 products in the following categories:
Power Amplifiers
PAs are our largest product class, representing approximately 44 percent of our products offered during fiscal 2005. PAs provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. PAs operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. PAs are often the most critical RF component because (1) they can have a significant effect on the reliability of the handset, (2) they are difficult to design and implement, (3) they consume a significant amount of battery power in a handset, which impacts talk time, and (4) they generally dissipate the greatest amount of heat.
Gain Blocks (General Purpose Amplifiers)
Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal’s strength has been diminished by processing through a filter or other component. Gain blocks accounted for approximately 21 percent of our products offered in fiscal 2005.
Low-Noise Amplifiers/ Mixers (Front-Ends and Mixers)
Low-noise amplifiers/mixers accounted for approximately 9 percent of our products offered in fiscal 2005. A low-noise amplifier is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 with the addition of as little interference as possible. Low-noise amplifiers are commonly integrated into circuits with mixers (also referred to as “down-mixers” or “down converters”), and this combination generally is referred to as a “receiver front end.” Mixers accept the filtered output from the low-noise amplifiers, which is typically at a high frequency and

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency (IF) signal, which is easier to process.
Transmitters, Receivers and Transceivers
Single chip transmitters and receivers send and receive wireless signals. Transceivers are highly integrated circuits that combine transmitters with receivers into a single device. This category accounted for approximately 7 percent of our products offered during fiscal 2005.
Quadrature Modulators/ Demodulators
Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with a radio frequency signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received RF signals and recovering the embedded digital information for further processing. Approximately 5 percent of our products offered in fiscal 2005 were quadrature modulators/demodulators.
Bluetooth® Radio Processors, Radio Modems and Software
Bluetooth® is an open specification for short-range wireless communication of voice and data between devices such as mobile phones, wireless headsets, personal computers, PDAs and other portable devices. Bluetooth® technology enables devices to synchronize and exchange information with other Bluetooth® enabled devices at speeds of up to 3 Mbps, while operating in 2.4 GHz band. Our family of single-chip Bluetooth® devices and software provides a complete solution for manufacturers who wish to integrate Bluetooth® into their products. This category accounted for approximately 5 percent of our products offered during fiscal 2005.
Global Positioning System Receiver/ Chipset
A GPS receiver processes signals from visible GPS satellites broadcasting RF navigation information. The GPS receiver works with a wide variety of end products including handheld, marine and in-vehicle automotive devices. A GPS chipset enables systems to receive signals from GPS satellites using signal-processing techniques that produce highly accurate, smoothed navigation data. The chipset is suited to a broad range of applications including in-vehicle systems, recreational navigation and asset location services. This category accounted for approximately 2 percent of our products offered during fiscal 2005.
Intermediate Frequency Components
In the receive function of a typical handset, high frequency RF signals are converted into lower frequency IF signals by the low noise amplifier/mixer and then to baseband outputs, such as voice. In the transmit function, baseband inputs are converted from analog to digital form and processed through the IF range to the higher radio frequency before transmission through the antenna. Our IF devices include digitally controlled IF amplifiers, which amplify baseband signals after they have been converted from analog to digital form, and IF amplifiers with automatic gain control and received signal strength indicators, which are used for IF-to-baseband conversion in the receive mode. IF components accounted for approximately 2 percent of our products offered during fiscal 2005.
Other
The remaining 5 percent of products offered in fiscal 2005 include products such as attenuators and switches, voltage controlled oscillators and linear cable television amplifiers.
Raw Materials
We purchase numerous production component parts, such as surface mount devices, and substrates from external suppliers. We currently use independent foundries to supply all of our silicon-based requirements and a portion of pHEMT product requirements. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. In order to alleviate our dependence on external suppliers, we are integrating into our semiconductor die the functionality formerly fulfilled by many of the surface mount devices. However, we continue to aggregate increased functionality and new technologies into our products, which increases our dependence on external suppliers for products that we do not currently manufacture.
Customers
Sales to our largest customers, Nokia and Motorola, were approximately $224.1 million and $60.6 million, respectively, in fiscal 2005, which represented approximately 35 percent and 10 percent, respectively, of our revenue.
We have agreed to provide Nokia with access to certain RF technologies and to our GaAs HBT wafer fabrication facilities, and Nokia has agreed to provide us with rights to bid for and supply Nokia’s requirements for certain products. This arrangement does not obligate Nokia to purchase any additional products from us, and there can be no assurance that Nokia will remain a significant customer of ours or that this relationship will continue.
During fiscal 2005, we have continued to diversify our customer base and, with the predicted growth of our non-handset business during fiscal 2006, we expect that customer diversification will continue.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Sales and Marketing
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales channels based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives and distributors to keep them informed of and educated about our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world. During fiscal 2005, we added resources to help us to sell systems solutions, such as Bluetooth® and POLARIStm TOTAL RADIOtm, which are more complex and require certain levels of technical expertise from our sales employees in order to integrate with our customers’ handsets.
We believe that maintaining a close relationship with customers and providing customers with ongoing technical support is essential to customer satisfaction in the wireless communications industry. Our applications engineers interact with customers during all stages of design and production, provide customers with current product application notes and engineering data, maintain regular contact with customer engineers and assist in the resolution of technical problems. We assign to our largest customers a contract account manager who maintains regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. We believe that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.
Research and Development
Our research and development efforts are focused primarily on developing new products, developing new manufacturing technologies and improving final product test yields. We currently operate design centers that are located throughout the world, in addition to our design engineering staff in Greensboro, North Carolina.
Our design staff is continually developing solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating new circuits and emerging semiconductor process technologies to meet our customers’ future wireless equipment needs and to augment our Optimum Technology Matching® strategy. As part of this strategy, we utilize multiple semiconductor process technologies in order to offer our customers products that best meet their performance, cost and time-to-market requirements. Our Advanced Development Group focuses on next-generation technology in the areas of design, packaging, semiconductor processes and radio systems architecture. The purpose of this group is to develop innovative technologies prior to our customers’ needs and to allow our product development cycles to be more repeatable, which often results in the commercialization of new technologies.
In fiscal 2005, 2004 and 2003, we incurred approximately $156.5 million, $128.2 million and $101.7 million, respectively, in research and development expenses. We do not separately account for customer-sponsored research and development expenses from those research and development expenses paid directly by us.
The market for our products is characterized by rapid changes in product designs and the emergence of new semiconductor technologies used to fabricate higher performance devices. Because the demand by OEMs for continual improvements in product performance is expected to continue, we believe that our future success depends in part on our ability to design products using emerging technologies that meet the cost and performance parameters of our customers. Moreover, we believe that we must be able to continue to attract and retain qualified research and development personnel.
Competition
Competition in the markets for our products is intense. We face competition from several companies engaged in the business of designing, manufacturing and selling RF components, as well as suppliers of module products and total systems solutions. We also experience competition for products manufactured using GaAs HBT process technology from companies that have or may develop GaAs HBT or other fabrication processes. In addition, our current and potential competitors include OEMs that have or may develop the ability to produce RF components or discrete products internally for their own requirements.
The industry is characterized by rapid advances in technology and new product introductions. Our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements, and successfully develop and launch new products, while reducing our cost. Our competitiveness is also affected by the quality of customer service, technical support and our ability to design customized products that address each customer’s particular requirements within the customer’s cost limitations. Many of our

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
current and potential competitors have entrenched market positions, established patents, copyrights, trade names, trademarks and intellectual property rights and substantial technological capabilities. In some cases, our competitors are also our customers and/or suppliers. Further, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do. Increased competition could adversely affect our revenue and profitability by causing us to reduce prices or by reducing demand for our products.
Intellectual Property
It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own numerous U.S. patents bearing on RF communications and related circuits and semiconductor processes, the earliest of which will likely expire in 2015. Numerous additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents or will infringe upon intellectual property rights of others. It is also possible that a court will find the issued patents invalid or unenforceable under numerous legal principles relating to prior art disclosures or inequitable conduct before the United States Patent and Trademark Office.
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
We have been named a defendant in a patent infringement lawsuit filed on August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education and Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents, and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. The suit has been stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a U.S. District Judge has held that claims of 14 patents (each patent being among those patents at issue in our litigation) were unenforceable and claims were invalid. Such ruling is currently under appeal. We cannot predict the ultimate outcome of this litigation.
We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued U.S. patents. On these occasions, we have attempted to investigate thoroughly the underlying issues and determine whether design changes or patent licenses were appropriate.
Backlog
We do not believe that backlog as of any particular date is indicative of future results. Our sales are the result of consumption of custom products from consigned inventory held by our customers and from purchase orders for delivery of standard and custom products. The quantities projected for consumption of consigned inventory, quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the customer’s needs. Due to industry practice and our experience, we do not believe that such agreements are meaningful or reliable for determining future results.
Employees
At May 27, 2005, we had 2,570 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, product design and technical

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our current employee relations are good.
Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

Year Ended March 31,	2005	2004	2003

Sales:
United States	$102,152	$121,441	$102,152
International	532,052	529,938	405,667
Long-lived assets:
United States	$305,988	$262,707	$297,728
International	33,636	17,649	14,285
Of our total revenue for fiscal 2005, 16 percent was for customers in the United States, 20 percent for customers in China, 18 percent for customers in Europe, 15 percent for customers in Korea and 14 percent for customers in Taiwan. Customers in Central and South America, Japan and Singapore accounted for the majority of the remaining fiscal 2005 revenue.
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Long-lived assets include property and equipment and at March 31, 2005, approximately $32.0 million (or 9.4%) of our total property and equipment was located in China.
Environmental Matters
By virtue of operating our MBE and wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations, the occurrence of which could have an adverse impact upon our capital expenditures, earnings and competitive position. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. We are an ISO 14001 certified manufacturer with a comprehensive Environmental System (EMS) in place in order to assure control of the environmental aspects of the manufacturing process. EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance. However, there can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for fiscal year 2006 or fiscal year 2007.
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
Investor Relations Department
RF Micro Devices, Inc.
7628 Thorndike Road
Greensboro, NC 27409-9421
In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also read and copy any documents that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
RISK FACTORS
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
We depend on the development and growth of markets for wireless communications products and services. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop. In particular, in fiscal year 2006, the market adoption of EDGE, the execution on our product development efforts, and the success of our customers with EDGE-based products will be significant factors for our revenue growth.
We supply RF components and system level solutions primarily for wireless applications. The wireless markets are characterized by frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of integrated circuits that are superior to the products we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.
To remain competitive in our silicon-based products, we expect to continue to transition our silicon semiconductor products to increasingly smaller line width geometries, and as smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property and software, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.
We face risks associated with the operation of our MBE, wafer fabrication, assembly and test, tape and reel facilities.
We operate one MBE facility and two wafer fabrication facilities. We currently use several international and domestic assembly suppliers, as well as our internal assembly facility in Beijing, China, to package and assemble our products. We currently have our own test, tape and reel facilities located in Greensboro, North Carolina, and Beijing, China, and we also utilize contract suppliers and partners in Asia to test our products.
A number of factors will affect the future success of our facilities, including the following:

•	demand for our products;
•	our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;
•	our ability to qualify our facilities for new products in a timely manner;
•	the availability of raw materials, including GaAs substrates, and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;
•	our manufacturing cycle times;
•	our manufacturing yields;
•	the political and economic risks associated with the increased reliance on our assembly and test, tape and reel operation in Beijing, China;
•	our reliance on one qualified MBE facility;
•	the location of our two wafer fabrication facilities in the same geographic area;
•	our ability to hire, train and manage qualified production personnel;
•	our compliance with applicable environmental and other laws and regulations; and
•	our ability to avoid prolonged periods of down-time in our facilities for any reason.
We face challenges managing the growth of our Company.
To manage our growth effectively, we must:

•	develop leaders for key business units and functions;
•	expand our presence in international locations and adapt to cultural norms in foreign locations;
•	train and manage our employee base; and
•	attract and retain qualified people with experience in RF engineering, integrated circuit design, software and technical marketing and support.
Competition for these resources is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly and test, tape and reel partners. Our systems, networks, software tools, procedures or controls may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results and success may also depend

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the substantial majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.
We depend heavily on third parties.
We purchase numerous production component parts, such as surface mount devices, substrates and silicon-based products, from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key RF components and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs.
We currently use several international and domestic assembly suppliers, as well as our internal assembly facility in Beijing, China, to package and assemble our products. All of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 standards. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.
We currently have our own test, tape and reel facilities located in Greensboro, North Carolina, and Beijing, China, and we also utilize contract suppliers and partners in Asia to test our products. We expect to increase our reliance on our Beijing facility as well as our utilization of contract suppliers and partners in Asia for test, tape and reel in order to minimize the movement of inventory, which improves cycle time and results in lower costs.
Our operating results fluctuate.
Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;
•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;
•	the ability of third party foundries, assembly and test, tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;
•	our ability to achieve cost savings and improve yields and margins on our new and existing products;
•	our ability to respond to downward pressure on the average selling prices of our products caused by our customers and competitors;
•	our ability to efficiently utilize our capacity in response to customer demand;
•	our ability to successfully complete the ongoing efforts of certain cost-reduction actions; and
•	our ability to successfully integrate and realize expected synergies from our acquisitions.
It is likely that our future operating results will be adversely affected by the factors set forth above or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.
If we experience poor manufacturing yields, our operating results may suffer.
Our products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our products, which primarily consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability.
Our manufacturing yield is a combination of:

•	wafer fabrication line yield, which is the number of usable wafers that result from our fabrication process;
•	assembly yield, which is the number of parts assembled divided by the number of parts input into the assembly process; and
•	test yield, which is the number of assembled parts that pass all component level testing divided by total number of parts tested.
Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields on certain new and existing products.
Our customers also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:

•	design errors;
•	defects in photomasks, which are used to print circuits on a wafer;
•	minute impurities in materials used;
•	contamination of the manufacturing environment;
•	equipment failure or variations in the manufacturing processes;

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

•	losses from broken wafers or other human error; and
•	defects in packaging.
We are constantly trying to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.
We depend on a few large customers for a substantial portion of our revenue.
Historically, a substantial portion of our revenue has come from large purchases by a small number of customers and we expect that trend to continue. In fiscal 2005, our top five customers accounted for approximately 62 percent of our total revenue and our top 10 customers accounted for approximately 71 percent of our total revenue. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.
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
Our operating results are dependent on our GaAs HBT process technology and demand for our GaAs HBT products.
Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using GaAs HBT process technology. Our dependence on GaAs HBT products could have an adverse effect on our operating results in the future. Competitors can enter the market and offer their own GaAs products, and direct competition with competitors who utilize GaAs HBT process technology could adversely affect our selling prices. Also, new process technologies are being developed, and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.
We depend on our exclusive license from Northrop Grumman Space Technology for our GaAs HBT technology. If the license is terminated for breach of contract or if it were determined that this technology infringed on a third party’s intellectual property rights, our operating results would be adversely affected. Northrop made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else.
We operate in a very competitive industry and must continue to implement innovative technologies and increase capacity utilization in order to reduce costs and improve margins.
Competition in the markets for our products is intense. We compete with several companies primarily engaged in the business of designing, manufacturing and selling of RF components and system level solutions, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. In addition, many of our existing and potential customers manufacture or assemble wireless communications devices and have substantial in-house technological capabilities. Any of these customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. In order to improve our margins, we need to reduce our costs by making continual operational improvements to reduce cycle time, increase capacity utilization and improve test yields. Our inability to meet these objectives could have an adverse effect on our operating results.
Many of our existing and potential competitors have entrenched market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.
Our operating results are substantially dependent on development of new products.
Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
introduction of new products at times in the past, including during fiscal 2005. Our successful product development depends on a number of factors, including the following:

•	the accuracy of our prediction of market requirements and evolving standards;
•	acceptance of our new product designs;
•	the availability of qualified product designers;
•	our timely completion and execution on the product designs and ramp of new products according to our customer needs with acceptable manufacturing yields;
•	acceptance of our customers’ products by the market; and
•	our ability to successfully design, develop, manufacture and integrate new components, such as pHEMT switches and filters to increase our product content.
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
We operate globally with sales offices and research and development activities as well as manufacturing, assembly and testing facilities in several countries. As a result, we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations as well as tariff, import and other related restrictions and regulations.
Sales to customers located outside the United States accounted for about 84 percent of our revenue in fiscal 2005. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.
The majority of our assembly and test, tape and reel vendors are located in Asia. This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in U.S. dollars. Our assembly costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international assemblers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.
In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occur in the United States or other locations, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Major health concerns could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.
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
As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders’ percentage ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•	unanticipated costs, capital expenditures or working capital requirements associated with the acquisition;
•	acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operation;
•	diversion of management’s attention from our business;
•	injury to existing business relationships with suppliers and customers;

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and
•	unrealized expected synergies.
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
The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, positive or adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, introduction of new products by us or our competitors, transactions by corporate insiders and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.
Future sales of shares could have an adverse effect on the market price of our common stock.
Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. At May 27, 2005, we had outstanding a total of 188,107,321 shares of common stock. As of March 31, 2005, options to purchase 25.4 million shares of common stock were outstanding under our formal stock option plans for employees and directors, with a weighted average exercise price of $13.13 per share and a weighted average remaining contractual life of 6.5 years. Of these, options to purchase 25.2 million shares were exercisable at March 31, 2005, at a weighted average exercise price of $13.19 per share.
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

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
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

ITEM 2.	PROPERTIES.
We currently lease all of our facilities with the exception of our second wafer fabrication facility and our assembly and test, tape and reel facility in Beijing, China.
We lease two office buildings, suites in three other office buildings and one storage facility in Greensboro, North Carolina. Adjacent to our office facilities are our two wafer fabrication facilities and our research and development packaging facility. We believe these facilities are suitable and adequate for our present purposes and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities.
We lease two additional facilities in Greensboro, North Carolina. One facility houses our MBE wafer starting material production operations and the other facility houses our RF test, tape and reel operations. As noted above, we own an assembly and test, tape and reel facility in Beijing, China. We believe our MBE facility and test, tape and reel operations (North Carolina and China) are suitable and adequate for our present purposes and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities.
We also lease space for our design centers in Scotts Valley, Irvine, Carlsbad and San Jose, California; Cedar Rapids, Iowa; Boulder, Colorado; Chandler, Arizona; Boston, Massachusetts; Pandrup, Denmark; Calgary, Canada; and Charlotte, North Carolina. In addition, we lease space for sales and customer support centers in San Diego, California; Reading, England; Oulu, Finland; Toulouse, France; Seoul, South Korea; Taipei, Taiwan; Shenzhen and Beijing, China; and Tokyo, Japan. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.	LEGAL PROCEEDINGS.
We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a U.S. District Judge has ruled that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and claims were invalid. Such ruling is currently under appeal. We cannot predict the ultimate outcome of this litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the Nasdaq National Market under the symbol “RFMD.” The table below shows the high and low bid quotations of our common stock for the periods indicated, as reported by the Nasdaq Stock Market. As of May 20, 2005, there were 2,150 holders of record of our common stock.

	High	Low

Year Ended March 31, 2005
First Quarter	$9.18	$7.05
Second Quarter	7.48	4.66
Third Quarter	7.79	6.10
Fourth Quarter	6.97	5.09
Year Ended March 31, 2004
First Quarter	$6.70	$4.55
Second Quarter	10.75	5.63
Third Quarter	12.51	9.16
Fourth Quarter	12.34	7.85
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

ITEM 6.	SELECTED FINANCIAL DATA.

Fiscal Year Ended March 31,	2005	2004	2003	2002	2001

(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$634,204	$651,379	$507,819	$369,308	$335,364
Operating costs and expenses:
Cost of goods sold	417,079	405,008	325,168	248,965	181,801
Research and development	156,464	128,152	101,736	74,445	60,340
Marketing and selling	47,409	45,226	36,833	28,993	28,450
General and administrative	25,053	21,135	18,364	14,224	13,495
Other operating expenses	49,469 (1)	9,785 (2)	13,961	20,886 (4)	4,607

Total operating costs and expenses	695,474	609,306	496,062 (3)	387,513 (5)	288,693

(Loss) income from operations	(61,270)	42,073	11,757	(18,205)	46,671
Interest expense	(6,506)	(12,865)	(24,433)	(17,195)	(9,346)
Interest income	4,018	3,463	5,545	12,166	15,065
Other (expense) income, net	(1,706)	(2,478)	(1,954)	(4,179)	19

(Loss) income before income taxes	(65,464)	30,193	(9,085)	(27,413)	52,409
Income tax (expense) benefit	(581)	(485)	(250)	6,829	(17,435)

Net (loss) income	$(66,045)	$29,708	$(9,335)	$(20,584)	$34,974

Net (loss) income per share:
Basic	$(0.35)	$0.16	$(0.05)	$(0.12)	$0.22

Diluted	$(0.35)	$0.15	$(0.05)	$(0.12)	$0.20

Shares used in per share calculation:
Basic	186,985	184,974	172,706	165,827	161,820

Diluted	186,985	213,272	172,706	165,827	173,216

As of March 31,	2005	2004	2003		2002		2001

Consolidated Balance Sheet Data:
Cash and cash equivalents(6)	$26,016	$102,965	$83,172		$135,798		$237,676
Short-term investments(6)	134,828	224,880	173,437		208,376		103,562
Working capital	246,797	426,898	315,081		421,052		463,315
Total assets	859,746	988,016	932,825	(3)	729,000	(5)	720,931
Long-term debt and capital lease obligations, less current portion	226,168	324,686	296,476		294,417		295,963
Shareholders’ equity	548,050	603,138	557,400	(3)	389,685	(5)	376,498

(1)	During the fourth quarter of fiscal 2005, a non-cash asset write-off was recorded relating to the discontinuation of the WLAN chipset development efforts in the amount of $42.4 million. See Note 11 to the Consolidated Financial Statements. During the first quarter of fiscal 2005, we recorded a $6.2 million charge for acquired in-process research and development associated with the Silicon Wave acquisition that we determined had no alternative future use. See Note 8 to the Consolidated Financial Statements.

(2)	During the fourth quarter of fiscal 2004, a non-cash asset impairment charge was recorded in the amount of $7.7 million. See Note 12 to the Consolidated Financial Statements.

(3)	Fiscal 2003 includes the effects of the merger with Resonext Communications, Inc. See Note 8 to the Consolidated Financial Statements.

(4)	During the quarter ended June 30, 2001, the Company recognized an impairment charge totaling $6.8 million related to assets to be held and used, as well as to be disposed of.

(5)	Fiscal 2002 includes the effects of the merger with RF Nitro Communications, Inc. and the acquisition of the global positioning system (GPS) development operations of International Business Machines Corporation (IBM).

(6)	The Company has reclassified its auction rate securities, previously categorized as cash equivalents, as short-term investments in the amounts of $118.0 million, $81.3 million, $21.9 million and $28.4 million as of March 31, 2004, 2003, 2002 and 2001, respectively. See Note 2 to the Consolidated Financial Statements.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including but not limited to words such as “expect,” “anticipate,” “intend,” “plan,” “believe” and “estimate,” and variations of such words and similar expressions, identify forward-looking statements.
Our business is subject to numerous risks and uncertainties, including the following:

•	The rate of growth and development of wireless markets;
•	The risks associated with the operation of our MBE facility, our wafer fabrication facilities, our assembly facility and our test, tape and reel facilities;
•	Our ability to attract and retain skilled personnel and develop leaders for key business units and functions;
•	Dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test, tape and reel suppliers;
•	Variability in operating results;
•	Variability in production yields, raw material costs and availability;
•	Dependence on a limited number of customers for a substantial portion of our revenues;
•	Dependence on our GaAs HBT products;
•	Our ability to reduce costs and improve margins in response to declining average selling prices by implementing innovative technologies;
•	Our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;
•	Our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;
•	Currency fluctuations, tariffs, trade barriers, taxes and export license requirements and health and security issues associated with our foreign operations;
•	Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations;
•	Our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties; and
•	Our ability to comply with changes in environmental laws.
These and other risks and uncertainties, which are described in more detail in the section entitled “Risk Factors” on page 13 of this report, could cause our actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.
OVERVIEW
Company
We design, develop, manufacture and market proprietary RF components and system level solutions for wireless communications products and applications. We are the leading supplier of PAs, one of the most critical RF components in cellular phones. We are also the leading manufacturer of GaAs HBT, which offers distinct advantages over other technologies for the manufacture of current- and next-generation PAs. Our products are included primarily in cellular phones, base stations, WLANs, cable television modems and GPS. We derive revenue from the sale of standard and custom-designed products. We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single chip transmitters, Bluetooth® products and receivers and transceivers that represent a substantial majority of the products required in wireless devices. These integrated circuits perform the transmit and receive functions that are critical to the performance of wireless devices. We design products for manufacture using the following multiple semiconductor process technologies: GaAs HBT, silicon bipolar transistor, silicon CMOS, silicon BiCMOS, SiGe BiCMOS, GaAs MESFET and InGaP HBT. We are continuing to invest in the development of integrated circuits utilizing GaN and currently expect to begin commercial production of GaN-based products during calendar year 2007. We will begin production shipments of switching devices in fiscal 2006 using our GaAs pHEMT process. Handset manufacturers try to maximize trade-offs between performance and cost. Our approach to using multiple semiconductor process technologies allows us to offer customers products that fulfill their performance, cost and time-to-market requirements. We call this approach to business Optimum Technology Matching®.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Business Segments
We report information as one operating segment. SFAS 131 established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2005 (Cellular, Wireless Connectivity and Infrastructure), we report information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
2005 Management Summary
The Company’s key financial results for the fiscal year ended March 31, 2005, are as follows:

•	Our net loss per diluted share was ($0.35), compared to a net income per diluted share of $0.15 and a net loss per diluted share of ($0.05) for fiscal years 2004 and 2003, respectively.
•	Our revenue decreased 2.6% in fiscal 2005 to $634.2 million as compared to $651.4 million in fiscal 2004. We believe this decrease was primarily the result of the decline in the U.S. market for TDMA handsets which was not entirely offset by our market share gain in products for GSM/GPRS/EDGE cellular handsets.
•	Our gross profit margin decreased to 34.2% of revenue in fiscal 2005 from 37.8% of revenue in fiscal 2004, which we primarily attribute to lower sales volumes and a change in our product mix from relatively higher margin TDMA products to relatively lower margin GSM products.
•	Our inventory turns decreased to 5.6 at March 31, 2005 as compared to 7.0 at March 31, 2004, due to the increase in inventory levels, which was driven by lower than forecasted sales volume as well as a buildup of POLARIStm TOTAL RADIOtm family of components to support forecasted customer demand.
•	We incurred significant research and development expenses during fiscal 2005 relating primarily to new product development, including our POLARIStm TOTAL RADIOtm modules, Bluetooth® products, GaN-related products and the WLAN chipset development efforts that were discontinued in the fourth quarter of fiscal 2005.
•	During the fourth quarter of fiscal 2005, we recorded expenses totaling $42.4 million as a result of the discontinuation of our WLAN chipset development efforts.
•	We generated positive cash flow from operations of $56.4 million for the fiscal year ended March 31, 2005.
The Company faced the following challenges and opportunities in fiscal 2005:

•	During the first quarter of fiscal 2005, the acquisition of Silicon Wave enhanced our Bluetooth® product portfolio.
•	During the third quarter of fiscal 2005, we reached volume production shipments of POLARIStm TOTAL RADIOtm transceiver solutions.
•	We recently introduced infrastructure pre-driver amplifiers that leverage thermal enhancements that we have made to our GaAs process, which we believe enables superior efficiency.
•	We have increased the capacity of our second wafer fabrication facility with the addition of new equipment to support increases in demand for PA products.
•	We processed our first internal GaN wafers in our wafer fabrication facility.
•	We developed new products in our cellular business that include PA modules, stand-alone pHEMT switches and transmit modules (which incorporate pHEMT switch technology with the PA function in a single package).
•	During the fourth quarter of fiscal 2005, we announced the discontinuation of our WLAN chipset development efforts.
2006 Objectives and Management Expectations:
We believe the challenges and opportunities experienced in fiscal 2005 have put us in the position to increase our revenue and gross margin in fiscal 2006.

•	We expect revenue growth from the handset market through market share gains in both EDGE transceivers and WCDMA and EDGE PAs.
•	We expect continued growth in our POLARIStm 2 TOTAL RADIOtm shipments as new handsets using our chipsets are introduced into the marketplace.
•	We expect to ramp our POLARIStm TOTAL RADIOtm modules which include our cellular transceivers, PAs, filters and switches for EDGE-based handsets. We expect the sale of these modules will increase our dollar content per handset.
•	We are developing a highly integrated SoC Bluetooth® solution with EDR that consumes less power than current Bluetooth® products, making it particularly useful for mobile phone applications.
•	We expect to improve gross margins during fiscal 2006 by improving capacity utilization rates, reducing assembly costs through the ramping of our internal assembly operation and improving final test yields.
•	We will continue to transition test, tape and reel operations from our Greensboro, North Carolina, facility to our Beijing, China, facility.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

•	We expect to complete the capacity expansion of our second wafer fabrication facility.
•	We expect to incur capital expenditures in the range of $50.0 million-$60.0 million for fiscal 2006 as compared to $116.6 million in fiscal 2005.
•	We expect the Company’s ongoing research and development expenses will be approximately $18.0 million to $22.0 million less per year (starting in fiscal 2006) as a result of the discontinuation of our WLAN chipset development efforts, which will be partially offset by our other research and development investments.
•	We expect to continue ramping our internal assembly operation during fiscal 2006. This will result in cost reductions, improved inventory management and allow us more control over our work-in-process inventory.
We expect to continue to expand our dollar content opportunity in cellular handsets by offering best in class wireless semiconductor solutions that offer high levels of integration and a distinct product roadmap to next-generation platforms.
Revenue and Gross Margins
We derive revenue from the sale of standard and custom-designed products and our products are purchased by leading domestic and international OEMs and ODMs. Revenue in fiscal 2005 was $634.2 million, a decrease of 2.6% over revenue of $651.4 million in fiscal 2004.
Sales to our significant customers, as a percentage of net revenue, were as follows:

Fiscal Years Ended March 31,	2005	2004	2003

Customer 1	35%	35%	45%
Customer 2	10%	11%	14%
Customer 3	8%	10%	5%
The percentage of our revenues derived from customers located outside of the United States was 84% in fiscal 2005, 81% in fiscal 2004 and 80% in fiscal 2003.
We believe that revenue growth in fiscal 2006 will depend upon sales of new products that we expect to ramp across multiple product segments, including POLARIStm TOTAL RADIOtm modules, transmit modules and Bluetooth® products.
Our gross profit margin decreased to 34.2% of revenue in fiscal 2005 compared to 37.8% of revenue in fiscal 2004 as a result of lower capacity utilization, average selling price erosion and a change in our product mix from relatively higher margin TDMA products to lower margin GSM products. We expect to improve gross margins during fiscal 2006 by improving capacity utilization rates, improving assembly yields through the ramping of our internal assembly operation and improving final test yields.
Strategy
Our goal is to be the premier supplier of low-cost, high-performance integrated components and system level solutions for applications that enable wireless communications. To meet this goal, we have developed a strategy centered on customer relationships, technology leadership and manufacturing excellence that we believe will help us achieve better than industry average revenue and earnings growth over the long-term.
We believe that our customer relationships are central to our ability to continue growing our business and we have established solid customer relationships with the leading OEMs and ODMs that have put us in the position to continue our growth. We provide our customers with world-class design and application support that is enhanced by our ability to deliver on our manufacturing commitments and we will continue to make investments to fully service the increasing needs of our customers.
Bringing innovative technology to market is also critical to our continued growth. We are technology innovators in several key areas, including circuit design, packaging technology and semiconductor process technology. Our design engineering teams focus on developing products that solve real world problems for our customers. The components that we design are becoming more integrated and in many cases require multiple person design teams to complete and, as a result, we have invested extensively in providing our design engineers software and modeling tools to complete these more complex products and have focused our recruiting efforts to address the additional need for digital design expertise, system level architecture and software development.
Our world-class manufacturing capabilities allow us to respond quickly to changes in customer demand, giving us what we believe is a significant competitive advantage. We are the world’s leading manufacturer of GaAs HBT devices and plan to continue making investments in GaAs HBT and GaAs pHEMT manufacturing capacity to meet the growing needs of our customers. We have also invested in our own assembly capabilities, which enables us to further guarantee as-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
sembly capacity and lower our overall cost structure. We currently test the majority of our components in our own high-volume, low-cost test facilities. We also outsource product testing to certain assembly houses and will likely outsource an increasing percentage of our production test volume in the future. We are continuing to focus on reducing manufacturing cycle time. We believe that reducing manufacturing cycle time significantly improves our ability to respond to changes in customer demand and also lowers inventory carrying costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of the Company’s financial condition and results of operations and require significant judgments and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

•	Revenue Recognition. Revenue from product sales is recognized when the title, risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. We believe revenue recognition is a critical accounting policy because revenue is a key component of the Company’s operations and the timing of revenue recognition determines the timing of certain expenses.
•	Sales Returns Reserve. Our terms and conditions do not give our customers the right of return associated with the original sale of our product. However, we will authorize sales returns under certain circumstances which include perceived quality problems, courtesy returns and like-kind exchanges. We believe the accounting estimate related to sales returns reserve is a critical accounting estimate because changes to the reserve require judgment by management on the nature of the returns and the timing of expected returns relative to the original sale.

Each quarter, we evaluate our estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. The reserve is adjusted to reflect changes in the estimated returns versus the original sale of product. Historically, sales returns have not fluctuated as a percent of sales and have remained at approximately 1%.

•	Allowance for Doubtful Accounts. Allowance for doubtful accounts is based on several factors, including historical experience, the current business environment and the length of time that the receivables are past their contractual due date, as well as specific customer circumstances. We believe the accounting estimate related to allowance for doubtful accounts is a critical accounting estimate because collectibility is an essential element in revenue recognition.

Allowance for doubtful accounts have historically represented less than 1% of our sales and our accounts receivable write-offs to date have been minimal. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory as well as unsaleable inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. We believe the accounting estimate related to inventory reserves is a critical accounting estimate because changes in the reserve can materially affect net income and require us to forecast sales. This accounting estimate also requires a certain amount of judgment by management with respect to the reliance and predictability of the selected sales forecast used in the calculation.
Historically, the inventory reserves have fluctuated as new technologies have been introduced and customers’ demands shift to new innovative products. Over the past three years, additions charged to cost and expenses have ranged from zero in fiscal 2003 to $11.4 million in fiscal 2005.
Each quarter we evaluate inventory levels against sales forecasts on a product family basis to determine inventory risk. Inventory reserves are adjusted to reflect inventory values in excess of the forecasted sales. In the event we sell inventory that had been covered by a specific inventory reserve, the related cost of goods sold is recorded at the full inventory cost.

•	Intangible Assets and Goodwill. Goodwill is recorded when the purchase price paid for a business

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. In recording these assets, we follow Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We believe that the accounting estimate related to goodwill and intangible asset valuations is a critical accounting estimate because (1) the impact of an impairment could have a material effect on our balance sheet as well as our operating results; (2) management uses assumptions (such as future cash flows and weighted average cost of capital) in the valuation methodologies for goodwill; and (3) valuing intangible assets requires us to forecast cash flows in the future for the related products, which may fluctuate depending on market volatility.
We review the carrying values of goodwill for impairment at least annually or whenever events or changes in circumstances indicate that such carrying values may not be recoverable. In order to evaluate goodwill, we use certain assumptions in analyzing existing goodwill, including two generally accepted valuation methodologies: (1) the income approach — discounted cash flows and (2) the market approach — enterprise value and guideline company analysis. Newly acquired goodwill determinations are based on independent appraisals. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. During the fourth quarter of fiscal 2005, we completed our most recent review with the assistance of an independent valuation firm and determined that there was no impairment to our recorded goodwill. We believe, however, that unforeseen events, changes in circumstances or market conditions could create differences in the value of goodwill that could negatively affect the fair value of our assets and result in an impairment charge.
We also review the carrying value of identifiable intangibles for impairment at least annually. In making impairment determinations for intangible assets, we utilize estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the asset will be used in our operations and estimated salvage values, as well as independent valuation analysis of newly acquired intangible assets. In estimating future cash flows, we use our internal business plan as reviewed and approved by our Board of Directors. On February 28, 2005, we announced the discontinuation of our WLAN chipset development efforts and we revised our cash flow estimates for certain intangible assets. As a result, we recorded an impairment charge to intangibles of $37.1 million.

•	Impairment of Long-lived Assets. We review the carrying values of all long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable, as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). We believe that the accounting estimate related to asset impairment is a critical accounting estimate because it is susceptible to change based on management’s assumptions about future cash flows and utilization of the asset over its useful life, which may be volatile depending on market conditions. Also, an impairment could have a material effect on our balance sheet as well as our operating results.
In making impairment determinations for long-lived assets, we utilize certain assumptions, including but not limited to: (1) estimations and quoted market prices of the fair market value of the assets; and (2) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the asset will be used in our operations and estimated salvage values.
On February 28, 2005, we announced the discontinuation of our WLAN chipset development efforts and we revised our cash flow estimates for certain assets. As a result, we recorded an impairment charge to long-lived assets of $0.4 million.
We entered into a strategic alliance with Agere Systems, Inc. in May 2001, pursuant to which we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere’s Orlando, Florida, manufacturing facility. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere’s Orlando facility, we and Agere suspended further performance under the arrangement. As of March 31, 2004, we had invested $16.4 million and in April 2004 an agreement was reached with Agere to terminate this arrangement and transfer title to the equipment to Agere in exchange for $4.5 million in settlement of all obligations resulting from the strategic alliance. These negotiations to settle required us to evaluate our equipment for impairment. The equipment had a net book value of $12.2 million at March 31, 2004, prior to any impair-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
ment charges. As a result, we recorded a non-cash asset impairment charge of $7.7 million to reduce the asset to its recoverable value in fiscal 2004.

•	Investments. We invest in available for sale securities and privately-held companies. We review our investments for impairment and make appropriate reductions in the carrying value when an other-than-temporary decline is evident in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18) and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments In Debt and Equity Securities” (SFAS 115). We believe that the accounting estimate related to asset impairment is a critical accounting estimate because investments in privately-held companies are inherently risky and require significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments in available for sale securities may require management to determine if the decline in the market value is other than temporary.
During fiscal 2005, we recorded $0.1 million for the impairment of a $5.0 million investment in the equity of a privately-held company, for which a $4.9 million charge had been recorded in previous periods. The fiscal 2005 charge of $0.1 million reduced the value of this investment to zero. The impairment charge represented management’s best estimate of other-than-temporary decline in value. Over the past three years, impairment charges for investments have ranged from $0.1 million in fiscal 2005 to $1.8 million in fiscal 2003.
We review all of our investments quarterly for indicators of impairment. In making impairment determinations for investments in privately-held companies and investments in available-for-sale securities, we consider several factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, we also review the current market price for other-than-temporary declines in values following the latest guidance required by Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

•	Stock-based Compensation. In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. At March 31, 2005, two alternative methods for accounting for stock options were available; the intrinsic value method and the fair value method. We currently use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions, including option term until exercise and future stock price volatility. If the fair value method were used, diluted (loss) earnings per share for fiscal 2005, 2004 and 2003 would have been ($0.63), ($0.14) and ($0.51), as compared to reported diluted (loss) earnings per share of ($0.35), $0.15 and ($0.05), respectively. Effective April 1, 2006, we will be required under Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”, to implement the fair value method and recognize compensation expense for stock options granted. See Note 2 to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
The following table shows our consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

For the Fiscal Years Ended March 31,	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	65.7	62.2	64.0
Research and development	24.7	19.7	20.0
Marketing and selling	7.5	6.9	7.3
General and administrative	3.9	3.2	3.6
Other operating expenses	7.8	1.5	2.8

Total operating costs and expenses	109.6	93.5	97.7

(Loss) income from operations	(9.6)	6.5	2.3
Interest expense	(1.0)	(2.0)	(4.8)
Interest income	0.6	0.5	1.1
Loss in equity method investee	(0.3)	(0.5)	—
Other income (expense), net	—	0.1	(0.4)

(Loss) income before income taxes	(10.3)	4.6	(1.8)
Income tax (expense) benefit	(0.1)	—	—

Net (loss) income	(10.4)	4.6	(1.8)

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
REVENUE
Fiscal 2005
Revenue in fiscal 2005 was $634.2 million, a decrease of 2.6% compared to revenue of $651.4 million in fiscal 2004. The decrease in revenue was primarily the result of the decline in the U.S. market for TDMA handsets which was not entirely offset by our market share gain in products for GSM/ GPRS/ EDGE cellular handsets.

•	Our revenue from products for handsets in fiscal 2005 decreased approximately 5.7% compared to fiscal 2004, due to a decrease in our market share of PAs for cellular applications.
•	Our EDGE revenue increased to $102.4 million for fiscal 2005 as compared to $3.5 million for fiscal 2004 due to market share gains and the industry transition to EDGE-capable handsets.
•	Our WCDMA revenue increased to $28.1 million for fiscal 2005 as compared to $5.6 million for fiscal 2004.
•	Our Bluetooth® revenue increased to $11.5 million for fiscal 2005 as compared to $1.6 million for fiscal 2004.
We expect that the ramp of new products, along with our cost-savings initiatives, will allow us to increase revenues and improve our profitability in fiscal 2006. In addition, a portion of these new products will allow us the opportunity to increase our dollar content per phone. During fiscal 2006, we will focus our efforts on our greatest opportunities for long-term, profitable growth, including our industry-leading cellular PAs and transmit modules, our POLARIStm TOTAL RADIOtm cellular transceivers and modules and our Bluetooth® products.
International shipments were $532.1 million in fiscal 2005 and accounted for 84% of revenue compared to $529.9 million, or 81% of revenue in fiscal 2004. Shipments to Asia totaled $385.9 million, or 61% of revenue, in fiscal 2005 and $374.7 million, or 58% of revenue, in fiscal 2004.
Fiscal 2004
Revenue in fiscal 2004 was $651.4 million, an increase of 28% compared to revenue of $507.8 million in fiscal 2003. The growth resulted primarily from an increase in our PA market share, strength in the cellular handset market and diversification of our wireless handset customer base. The following key factors contributed to our revenue growth in fiscal 2004:

•	Our revenue from products for handsets in fiscal 2004 increased approximately 42% compared to fiscal 2003, due to significant growth of the cellular handset market and increased market share of our PAs for cellular applications.
•	We continued to diversify our customer base by adding a third customer that represented 10% of our revenues for fiscal 2004, while our dependence on Nokia was reduced in fiscal 2004 to 35% of sales as a percentage of revenues, compared to 45% in fiscal 2003.
•	Our GSM revenue increased to 63.4% of fiscal 2004 revenue as compared to 47.6% of fiscal 2003 revenue as a result of the product mix shifting from TDMA to GSM as major cellular network operators in certain geographical areas converted their infrastructure.
•	Our CDMA revenue increased by 1.8% in fiscal 2004 to $106.4 million.
The revenue growth and gross margin improvement was achieved despite (1) a reduction in our WLAN products revenue in fiscal 2004 as compared to fiscal 2003 and (2) continued downward pressure on the average selling prices of our products. Our previous WLAN design efforts did not take full advantage of our market strength in the cellular handset space. Our overall weighted average selling price in fiscal 2004 declined as compared to fiscal 2003, which is consistent with the current trend in our industry, as our customers expect the average selling price of our products to decline over time. However, the number of PA units that we sold in fiscal 2004 increased by 53%, which offset the decline in our average selling price.
International shipments were $529.9 million in fiscal 2004 and accounted for 81% of revenue compared to $405.7 million, or 80% of revenue in the prior year. Shipments to Asia totaled $374.7 million, or 58% of revenue, in fiscal 2004 and $274.9 million, or 54% of revenue, in fiscal 2003. The increase in sales to Asia is the result of (1) the shift in customer demand which in turn caused a corresponding shift in production by our customers to Asia, (2) the industry trend to higher utilization of ODMs by our OEM customers and, (3) the establishment of our sales and customer support centers in Shenzhen and Beijing, China, as well as our expansion of our Taipei, Taiwan, and Seoul, South Korea, sales and customer support centers and the expansion of our Tokyo, Japan, sales office.
GROSS PROFIT
Fiscal 2005
Gross profit margin in fiscal 2005 decreased to 34.2% of revenue compared to 37.8% of revenue in fiscal 2004. The decrease in gross profit margin was prima-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
rily attributable to lower capacity utilization, average selling price erosion and a change in our product mix from relatively higher margin TDMA products to lower margin GSM products.
We believe that we have several opportunities to improve gross margins during fiscal 2006. We expect to improve gross margins by (1) improving our supply chain utilization rates by increasing sales volumes, (2) improving our assembly yields and lowering assembly costs by ramping of our internal assembly operation, and (3) improving our test yields . We believe that our recent entry into new product categories, such as pHEMT switches and transmit modules, will increase our semiconductor content, and as a result increase our gross margins.
Fiscal 2004
Gross profit margin in fiscal 2004 increased to 37.8% of revenue compared to 36.0% of revenue in fiscal 2003. The increase in gross profit margin was primarily attributable to our cost reduction efforts consisting of test and assembly yield improvements, material cost reductions, reduction in the cost to assemble our products, capacity utilization and cost savings from the conversion from four-inch to six-inch GaAs wafer fabrication. These positive factors more than offset a reduction in our average gross profit percentage from a product mix shift from higher margin microwave monolithic integrated circuits (MMICs) to modules which are more complex, highly integrated module PAs. In addition, our gross margin improvement was achieved despite continued downward pressure on the average selling prices of our products. Although our overall weighted average selling price declined during fiscal 2004, the number of PA units we sold in fiscal 2004 increased by 53%, which offset the decline in our average selling price.
RESEARCH AND DEVELOPMENT
Fiscal 2005
Research and development expenses in fiscal 2005 were $156.5 million, an increase of 22% compared to fiscal 2004 expense of $128.2 million. The increase resulted from investments in research and development efforts to support the design of next generation EDGE and multi-mode transceivers, additional investments in modeling tools and resources to decrease our product development cycle time, new developments of semiconductor process technology and the acquisition of Silicon Wave during the first quarter of fiscal 2005. These investments resulted in increased headcount and related personnel expenses, including salaries and benefits.
We currently operate design centers that are located throughout the world, in addition to our design engineering staff in Greensboro, North Carolina.
A key element of our business strategy involves the potential acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce and enhance our technological capabilities.
In May 2004, we completed the acquisition of Silicon Wave. Silicon Wave’s Bluetooth® product portfolio included CMOS radio solutions as well as highly integrated single-chip CMOS solutions, which include a radio, baseband processor, processor core and memory — all on a single chip of silicon. The CMOS Bluetooth® solutions do not require external flash memory and minimize the use of external RF components. This represents a cost and size advantage compared to competitors’ solutions. Our Bluetooth® products are currently in production and in use supporting multiple applications, including cellular handsets, headsets, PC peripherals and consumer electronics devices.
As part of our strategic relationship with Jazz, we invested a total of $60.0 million in fiscal 2003 and fiscal 2004 for an ownership interest of approximately 11 percent. Through our relationship with Jazz, we have a guaranteed low-cost source of supply for wafers fabricated utilizing Jazz’s manufacturing processes, including SiGe BiCMOS and RF CMOS. This relationship also allows us to collaborate with Jazz on developing wireless technology roadmaps, including joint process development and the optimization of these processes for fabrication of next-generation silicon products.
During the fourth quarter of fiscal 2005, our Board of Directors committed to a plan to discontinue our internal WLAN chipset development efforts as a result of our difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. We will continue to support our WLAN component business, which includes our transceiver for gaming and other applications as well as our WLAN PAs and front-end modules for all WLAN markets. As a result of this action, we expect to save approximately $18.0 million to $22.0 million per year in research and development expenses, commencing in our 2006 fiscal year, (which

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
began April 1, 2005) which will be partially offset by our other research and development investments.
Fiscal 2004
Research and development expenses in fiscal 2004 were $128.2 million, an increase of 26% compared to fiscal 2003 expense of $101.7 million. This increase was primarily attributable to increased headcount and related personnel expenses, including salaries and benefits. Our WLAN product line, which we expanded with the acquisition of Resonext Communications, Inc. (Resonext) in December 2002, contributed to the increased headcount, related personnel expenses and additional amortization expense from the acquired intangible assets. The increases were also attributable to our focus on product development related to our POLARIStm TOTAL RADIOtm family of cellular transceivers, WLAN products, next generation PAs and infrastructure products. Our spending also included research expenses for semiconductor process technologies related to GaAs, silicon and GaN.
We operated 13 design centers at March 31, 2004, that are located throughout the world, in addition to our design engineering staff in Greensboro, North Carolina.
MARKETING AND SELLING
Fiscal 2005
Marketing and selling expenses in fiscal 2005 were $47.4 million, a 5% absolute dollar increase compared to expenses of $45.2 million in fiscal 2004. We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms. We have sales and customer support centers located throughout the world. During fiscal 2005, we added resources to help us to sell systems solutions, such as Bluetooth® and POLARIStm TOTAL RADIOtm, as well as to integrate these products into our customers’ handsets.
We are focusing our efforts on building the staffing and capabilities of our existing sales infrastructure and believe that our existing sales offices and customer support centers provide the geographic coverage necessary to address our product markets and customer base.
Fiscal 2004
Marketing and selling expenses in fiscal 2004 were $45.2 million, a 23% increase compared to expenses of $36.8 million in fiscal 2003. This increase was primarily attributable to increased personnel expenses, including salaries, benefits and equipment. Our WLAN product line, which we expanded through the Resonext acquisition in December 2002, contributed to the increased personnel expenses and additional amortization expense from the acquired intangible assets. The fiscal 2004 increase compared to fiscal 2003 was partially offset by a decrease in commission expense in fiscal 2004 compared to fiscal 2003, which was attributable to shifts in revenue from third-party commission-based accounts to in-house accounts. Marketing and selling expenses remained relatively flat as a percentage of sales.
GENERAL AND ADMINISTRATIVE
Fiscal 2005
General and administrative expenses in fiscal 2005 were $25.1 million or 4% of revenue, a 19% absolute dollar increase compared to fiscal 2004 expenses of $21.1 million or 3% of revenue. The fiscal 2005 increase was due primarily to increased headcount and related personnel expenses, including salaries and benefits and increased costs related to our compliance with the Sarbanes-Oxley Act of 2002 and related regulatory requirements. We expect that general and administrative expenses will continue to increase in absolute dollar amounts in future periods.
Fiscal 2004
General and administrative expenses in fiscal 2004 were $21.1 million or 3% of revenue, a 15% absolute dollar increase compared to fiscal 2003 expenses of $18.4 million or 4% of revenue. The fiscal 2004 increase in absolute dollars compared to fiscal 2003 was due primarily to increased headcount and related personnel expenses, including salaries, benefits, increased directors’ compensation cost and expenses, increased premiums related to key employee insurance and increased legal and audit fees related to our compliance with the Sarbanes-Oxley Act of 2002 and related regulatory requirements and business operations in China.
OTHER OPERATING EXPENSES
Fiscal 2005
Other operating expenses were $49.5 million in fiscal 2005 compared to $9.8 million in fiscal 2004. During the fourth quarter of fiscal 2005, we discontinued our internal WLAN chipset development efforts due to our

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. We recorded a non-cash charge of approximately $37.1 million for impairment of intangible assets, consisting of acquired technology licenses, a non-cash charge of approximately $0.9 million for the impairment of fixed assets and prepaids and cash charges of approximately $2.4 million related to severance and related payroll costs. In addition, we recorded contractual obligations related to software and license agreements of approximately $1.7 million, as well as miscellaneous accruals totaling approximately $0.3 million which is expected to be paid during fiscal 2006. See Note 11 to the Consolidated Financial Statements.
During the first quarter of fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that we, along with the assistance of an independent valuation firm, determined had no alternative future use. SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development was primarily related to a single-chip integrated circuit built on 0.13 micron CMOS technology and designed for usage with mobile phones. As of the valuation date, the fair value of the acquired in-process research and development was estimated to be $6.2 million, based on a discounted cash flow model. As of March 31, 2005, the estimated cost to complete this project is approximately $3.7 million with an estimated completion date during the fiscal year of 2006.
Also included in other operating expense was $0.9 million related to start-up costs associated with the expansion of our test, tape and reel facility in Beijing, China, to add module assembly manufacturing functions. The start-up costs have been expensed as incurred in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.” During the third quarter of fiscal 2005, the operating costs of the module assembly manufacturing functions at the Beijing facility have been included in cost of goods sold as a result of achieving production qualification at this facility at the end of September 2004.
Fiscal 2004
Other operating expenses were $9.8 million in fiscal 2004 compared to $14.0 million in fiscal 2003, a 30% decrease. Other operating expenses in fiscal 2004 were comprised of a non-cash asset impairment charge of $7.7 million which resulted from the termination of our strategic alliance with Agere. In addition, other operating expenses for fiscal 2004 included $2.1 million of depreciation expense for assets held and used related to the Agere facility.
Other operating expenses in fiscal 2003 totaled $14.0 million and included a $10.5 million charge for acquired in-process research and development in connection with the merger with Resonext, $2.1 million of depreciation expense for assets held and used related to the Agere facility and $1.4 million of start-up costs associated with our test, tape and reel facility in Beijing, China. The Resonext related acquired in-process research and development charge in fiscal 2003 was expensed in accordance with SFAS 141. SFAS 141 specifies that the amount assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. The in-process research and development projects were related to first- and second-generation products for 802.11a/b/g applications. The first- and second-generation product efforts have been discontinued, and, accordingly, no additional expenditures were incurred for these projects.
INTEREST EXPENSE
Fiscal 2005
Interest expense in fiscal 2005 was $6.5 million compared to $12.9 million in fiscal 2004. During fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. This transaction resulted in a non-cash charge for unaccreted discounts and unamortized issuance costs of $2.6 million. During the second quarter of fiscal 2005, we repurchased the remaining $100.0 million principal of our outstanding 3.75% convertible subordinated notes and recorded a non-cash charge of $0.6 million for unaccreted discounts and unamortized issuance costs. The decrease in interest expense for the fiscal year ended March 31, 2005, compared to March 31, 2004, was primarily due to lower outstanding debt during the period.
Fiscal 2004
Interest expense in fiscal 2004 was $12.9 million compared to $24.4 million in fiscal 2003. The $11.5 million decrease resulted primarily from the retirement of an interest rate swap arrangement for $7.8 million during the third quarter of fiscal 2003. Also, during

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010 and used a portion of the proceeds to repurchase $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005, therefore reducing our interest expense on our 3.75% convertible subordinated notes.
LOSS IN EQUITY METHOD INVESTEE
Fiscal 2005
On May 24, 2004, we completed the acquisition of Silicon Wave, Inc., a privately-held San Diego-based supplier of highly integrated Bluetooth® solutions for wireless personal area networks. The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” as a step acquisition and in accordance with SFAS 141, using the purchase method of accounting. Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004, through May 24, 2004 (the closing date of the Silicon Wave acquisition).
Fiscal 2004
Prior to our acquisition of Silicon Wave, we invested an aggregate of $6.0 million in Silicon Wave in two installments during fiscal 2004 as part of a broader strategic relationship between the companies. During the first quarter of fiscal year 2004, we made a $4.0 million investment, which represented less than a 20% ownership interest and, because we did not have the ability to exercise significant influence over the management of Silicon Wave, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18.
During the third quarter of fiscal 2004, we made an additional $2.0 million equity investment in Silicon Wave. The additional investment increased our ownership interest to greater than 20%. In accordance with APB 18, we re-evaluated our ownership interest and whether we had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which we adopted in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method. Application of the equity method resulted in an equity method loss in Silicon Wave of $2.8 million for the fiscal year ended March 31, 2004.
INCOME TAX EXPENSE
Fiscal 2005
Income tax expense for fiscal 2005 was $0.6 million as compared to $0.5 million for fiscal 2004, primarily representing foreign income taxes on international operations. The effective combined domestic income tax rate was 0% for fiscal 2005 and 0% for fiscal 2004. Our effective tax rate was 0.9% for fiscal 2005 compared to 1.6% for fiscal 2004. Our overall tax rate for fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance, primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our overall tax rate for fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance, primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.
At March 31, 2005, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $111.5 million, which may expire in years 2012-2025, if unused, and state losses of approximately $120.8 million, which may expire in years 2009-2025, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with our acquisition of Resonext and Silicon Wave. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $67.9 million related to domestic operating losses and credit carryforwards has been established, as it is management’s opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.
Fiscal 2004
The effective combined domestic income tax rate for fiscal 2004 was 0%. Income tax expense of $0.5 million was incurred due to taxes on our foreign subsidiaries. Income tax expense was higher than the $0.3 million incurred in 2003 due primarily to an increase in activities in our foreign offices.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of March 31, 2005, we had working capital of approximately $246.8 million, including $26.0 million in cash and cash equivalents, compared to working capital at March 31, 2004, of $426.9 million, including $103.0 million in cash and cash equivalents. The decrease in working capital was primarily due to the redemption on August 15, 2004, of the remainder of our outstanding 3.75% convertible subordinated notes for $100.00 million plus accrued interest of $1.9 million. During fiscal 2005 we reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments in the amount of $118.0 million as of March 31, 2004. See Note 2 to the Consolidated Financial Statements.
Operating activities in fiscal 2005 provided cash of $56.4 million, compared to $117.1 million provided in fiscal 2004. This decrease was primarily attributable to lower earnings and an increase in inventory which was offset by the charges incurred as a result of the discontinuation of our internal WLAN chipset development efforts and a decrease in our accounts receivable. The increase in inventory levels was impacted by lower than forecasted sales volume as well as a buildup of POLARIStm TOTAL RADIOtm family of components to support forecasted customer demand. Accounts receivable balances were $11.7 million lower (or 13.6%) at March 31, 2005, as compared to March 31, 2004, as days sales outstanding improved to 42.3 days for fiscal 2005 as compared to 47.7 days for fiscal 2004.
Net cash used in investing activities in fiscal 2005 was $38.9 million, compared to $128.7 million in fiscal 2004. This decrease was primarily attributable to lower purchases of securities available-for-sale offset by the acquisition of Silicon Wave and increased purchases of property and equipment due to our expansion of our MBE facility, our wafer fabrication facility, and the upfit of our module assembly manufacturing facility in Beijing.
While our capital expenditures totaled approximately $116.6 million during fiscal 2005, we are currently expecting to spend between $50.0 million-$60.0 million in fiscal 2006. We have substantially completed the expansions of all of our operating facilities, which are currently equipped to handle a significant increase in customer demand. We currently expect to fund our 2006 capital expenditures with cash flow from operations and cash on hand.
Net cash used in financing activities for the fiscal year ended March 31, 2005, was $94.5 million, compared to cash provided of $31.3 million for the fiscal year ended March 31, 2004, due to the repurchase of the $100.0 million outstanding principal amount of our 3.75% convertible subordinated notes. We currently expect to pay off our debt with cash flow from operations and cash on hand.
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
IMPACT OF INFLATION
Management does not believe that the effects of inflation have had a significant impact on our net sales, revenues or income from continuing operations during fiscal years 2005, 2004 and 2003.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
COMMITMENTS
The following table summarizes our significant contractual obligations and commitments (in thousands) at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2005:

						There-
Payments Due by Fiscal Year Ending March 31,	2006	2007	2008	2009	2010	after	Total

Capital commitments	$13,353	$—	$—	$—	$—	$—	$13,353
Capital leases	39	—	—	—	—	—	39
Operating leases	8,821	6,716	5,501	5,064	4,533	19,539	50,174
Convertible debt	3,450	3,450	3,450	3,450	3,450	231,725	248,975
Purchase obligations	10,229	1,256	894	—	—	—	12,379
Other	4,965	—	—	—	—	—	4,965

Total	$40,857	$11,422	$9,845	$8,514	$7,983	$251,264	$329,885

Capital Commitments
At March 31, 2005, we had long-term capital commitments of approximately $13.4 million, consisting of approximately $4.9 million for our investment in assembly capabilities as we continue to invest in our internal manufacturing process for module production packaging in Beijing, China, approximately $4.3 million for the expansion of our wafer fabrication facilities, approximately $0.8 million related to equipment for our MBE facility, approximately $0.2 million for equipment related to our U.S. and Beijing, China, test, tape and reel facilities and the remainder for general corporate requirements.
Capital Leases
We are a party to one capital lease with an equipment-financing company. The lease, which expired on June 1, 2005, had an effective interest rate of 8.7% at March 31, 2005. Capital lease amortization totaling approximately $0.3 million is included in depreciation expense for the fiscal year ended March 31, 2005, and no interest expense related to this equipment under capital leases has been capitalized in fiscal 2005.
Operating Leases
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The terms of these operating leases range from six months to 15 years and several have renewal options up to two 10-year periods. Several also include standard inflation escalation terms. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. As of March 31, 2005, the total future minimum lease payments were approximately $50.1 million related to facility operating leases and approximately $0.1 million related to equipment operating leases.
Convertible Debt
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% note offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, the Company redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.
Business Combination Contingency
We agreed to pay earn-out consideration to former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004, to April 1, 2006. If our revenue derived from certain Silicon Wave products for the period from April 4, 2004, to April 2, 2005, exceeded $6.0 million, we agreed to pay an aggregate cash amount equal to one-half of the revenue derived from these Silicon Wave products during this period. As of March 31, 2005, total revenue derived from certain Silicon Wave products triggered recognition of a liability and

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006. If our revenue derived from certain Silicon Wave products for the period from April 3, 2005, to April 1, 2006, exceeds $25.0 million, we will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million. We cannot currently estimate the probability of the contingent consideration or reasonably estimate the amount of the contingent consideration for fiscal 2006.
Purchase Obligations
At March 31, 2005, we had potential obligations related to external processing totaling approximately $12.4 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We address our exposure to market risks, principally the market risk associated with changes in interest rates, through a controlled program of risk management that has in the past included the use of derivative financial instruments, such as interest rate swap agreements. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for trading or speculative purposes. We do not believe that our exposure to market risk is material to our financial position or results of operations.
Short-term and Long-term Investments
Our investments in short-term and long-term investments are classified as available-for-sale securities and are comprised of auction rate securities, corporate debt securities, U.S. government/agency securities, equity securities, municipal securities and investments in privately-held companies, in accordance with an investment policy approved by our Board of Directors. Classified as available-for-sale, all of these investments are held at fair value. Although we manage investments under an investment policy, economic, market and other events may occur that we cannot control. Although the risks are minimal, fixed rate securities may have their fair value adversely impacted because of changes in interest rates and credit ratings. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates, or we may suffer principal losses if we were to sell securities that have declined in value because of changes in interest rates or issuer credit ratings.
During fiscal year 2005, we reclassified certain auction rate securities from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Our auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, ranging from 28 to 360 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. We had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investments over to the next reset period.
Based upon our re-evaluation of the maturity dates associated with the underlying bonds, we have reclassified our auction rate securities, previously classified as cash equivalents, as short-term investments in the amount of $118.0 million as of March 31, 2004.
Convertible Debt and Capital Lease Obligations
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% note offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, the Company redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.
Because our 1.50% convertible subordinated notes due 2010 have a fixed interest rate we do not have significant interest rate cash flow exposure on our long-term debt. However, the fair value of the 1.50% convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. As of March 31, 2005, the

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
1.50% convertible subordinated notes had a fair value of $213.7 million. We would be exposed to interest rate risk if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates that we have secured in the past.
Our capital lease obligations have fixed interest rates and the fair value of these instruments is affected by changes in market interest rates. As a result, we believe that the market risk arising from holdings of our financial instruments is not material.
Foreign Currency Risk
We have limited exposure to currency exchange fluctuations, as we manage the sensitivity of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars. In the third quarter of fiscal 2003, we completed the establishment of an operation in Beijing, China, where domestic sales are denominated in Renminbi. The currency exchange rate fluctuations in Renminbi are immaterial to our overall operating results and cash flows. We do not currently engage in foreign currency hedging transactions.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
CONSOLIDATED BALANCE SHEETS

March 31,	2005	2004

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,016	$102,965
Short-term investments (Note 2 & 4)	134,828	224,880
Accounts receivable, less allowance of $566 and $1,547 as of March 31, 2005 and 2004, respectively	74,545	86,287
Inventories (Note 2 & 5)	75,090	58,552
Prepaid expenses	5,190	3,854
Other current assets	10,780	6,244

Total current assets	326,449	482,782
Property and equipment:
Land	3,206	3,206
Building	65,723	62,178
Machinery and equipment	318,196	279,558
Leasehold improvements	74,892	73,679
Furniture and fixtures	9,907	9,195
Computer equipment and software	24,693	18,926

	496,617	446,742
Less accumulated depreciation	(227,134)	(179,492)

	269,483	267,250
Construction in progress	70,141	13,106

Total property and equipment, net	339,624	280,356
Goodwill (Notes 2, 6 & 8)	119,694	110,006
Intangible assets (Notes 2 & 6)	11,316	50,165
Investment in Jazz Semiconductor, Inc. (Notes 2 & 4)	59,265	59,265
Long-term investments (Notes 2 & 4)	365	474
Investment in equity method investee (Notes 2 & 4)	—	3,169
Other non-current assets	3,033	1,799

Total assets	$859,746	$988,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,545	$33,465
Accrued liabilities	30,139	22,206
Other current liabilities (Note 8)	4,968	213

Total current liabilities	79,652	55,884
Long-term debt, net of unamortized discount of $3,832 and $5,374 as of March 31, 2005 and 2004, respectively (Note 10)	226,168	324,626
Obligations under capital leases, less current portion (Note 9)	—	60
Other long-term liabilities	5,876	4,308

Total liabilities	311,696	384,878
Commitments and contingent liabilities (Note 20)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 188,063 and 186,257 shares issued and outstanding as of March 31, 2005 and 2004, respectively	454,712	448,942
Additional paid-in capital	78,511	76,957
Deferred compensation	(10,620)	(14,442)
Accumulated other comprehensive income, net of tax	310	499
Retained earnings	25,137	91,182

Total shareholders’ equity	548,050	603,138

Total liabilities and shareholders’ equity	$859,746	$988,016

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31,	2005	2004	2003

(In thousands, except per share data)
Revenue	$634,204	$651,379	$507,819
Operating costs and expenses:
Cost of goods sold	417,079	405,008	325,168
Research and development	156,464	128,152	101,736
Marketing and selling	47,409	45,226	36,833
General and administrative	25,053	21,135	18,364
Other operating expenses (Notes 8, 11, 12)	49,469	9,785	13,961

Total operating costs and expenses	695,474	609,306	496,062

(Loss) income from operations	(61,270)	42,073	11,757
Interest expense	(6,506)	(12,865)	(24,433)
Interest income	4,018	3,463	5,545
Loss in equity method investee	(1,761)	(2,831)	—
Other income (expense), net	55	353	(1,954)

(Loss) income before income taxes	(65,464)	30,193	(9,085)
Income tax expense	(581)	(485)	(250)

Net (loss) income	$(66,045)	$29,708	$(9,335)

Net (loss) income per share:
Basic	$(0.35)	$0.16	$(0.05)

Diluted	$(0.35)	$0.15	$(0.05)

Shares used in per share calculation:
Basic	186,985	184,974	172,706

Diluted	186,985	213,272	172,706

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Total

(In thousands)
Balance, April 1, 2002	167,768	$279,924	$64,665	$(19,652)	$(6,061)	$70,809	$389,685
Comprehensive loss:
Net loss	—	—	—	—	—	(9,335)	(9,335)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(499)	—	(499)
Reclassification adjustment for realized investment gains, net of tax	—	—	—	—	497	—	497
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1,752)	—	(1,752)
Reclassification of realized loss due to change in fair value of cash flow hedge	—	—	—	—	7,755	—	7,755
Foreign currency translation adjustment	—	—	—	—	155	—	155

Total comprehensive loss					6,156	(9,335)	(3,179)

Issuance of restricted stock awards	—	—	1,959	(1,959)	—	—	—
Accelerated vesting of options	—	—	500	(500)	—	—	—
Cancellation of retired employees’ restricted awards	—	—	(1,519)	1,519	—	—	—
Exercise of stock options	2,240	3,352	—	—	—	—	3,352
Issuance of common stock in connection with Employee Stock Purchase Plan	612	3,272	—	—	—	—	3,272
Issuance of common stock in connection with Resonext merger	13,338	154,529	7,715	(3,645)	—	—	158,599
Tax benefit from unrealized gain on investment	—	—	134	—	—	—	134
Amortization of deferred compensation	—	—	—	5,537	—	—	5,537

Balance, March 31, 2003	183,958	$441,077	$73,454	$(18,700)	$95	$61,474	$557,400
Comprehensive income:
Net income	—	—	—	—	—	29,708	29,708
Unrealized gain on marketable securities, net of tax	—	—	—	—	234	—	234
Foreign currency translation adjustment	—	—	—	—	170	—	170

Total comprehensive income					404	29,708	30,112

Issuance of restricted stock awards	—	—	3,542	(3,542)	—	—	—
Exercise of stock options	1,435	2,624	—	—	—	—	2,624
Issuance of common stock in connection with Employee Stock Purchase Plan	708	4,398	—	—	—	—	4,398
Issuance of common stock in connection with an asset acquisition	159	843	—	—	—	—	843
Repurchase of common stock issued in connection with Resonext merger	(3)	—	(39)	39	—	—	—
Amortization of deferred compensation	—	—	—	7,761	—	—	7,761

Balance, March 31, 2004	186,257	$448,942	$76,957	$(14,442)	$499	$91,182	$603,138
Comprehensive loss:
Net loss	—	—	—	—	—	(66,045)	(66,045)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(256)	—	(256)
Foreign currency translation adjustment	—	—	—	—	67	—	67

Total comprehensive loss					(189)	(66,045)	(66,234)

Issuance of restricted stock awards	—	—	3,135	(3,135)	—	—	—
Cancellation of restricted stock awards	—	—	(1,581)	1,581	—	—	—
Exercise of stock options	975	1,713	—	—	—	—	1,713
Issuance of common stock in connection with Employee Stock Purchase Plan	831	4,057	—	—	—	—	4,057
Amortization of deferred compensation	—	—	—	5,376	—	—	5,376

Balance, March 31, 2005	188,063	$454,712	$78,511	$(10,620)	$310	$25,137	$548,050

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,	2005	2004	2003

(In thousands, except per share data)
Operating activities:
Net (loss) income	$(66,045)	$29,708	$(9,335)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	56,576	57,308	45,516
Amortization	9,695	13,717	6,982
Discontinuation of WLAN chipset development efforts	38,048	—	—
Acquired in-process research and development cost	6,201	—	10,500
Impairment of long-lived assets	—	7,678	—
Loss on disposal of assets	875	597	1,685
Loss from equity method investee and other-than-temporary decline of long-term investment	1,815	2,830	1,801
Amortization of deferred compensation	5,376	7,761	5,538
Changes in operating assets and liabilities:
Accounts receivable	11,850	(19,438)	(10,329)
Inventories	(16,303)	(964)	(18,818)
Prepaid expenses and other current and non-current assets	(6,914)	(34)	1,282
Accounts payable	10,151	6,768	9,501
Accrued liabilities	3,536	1,935	3,565
Income taxes payable/recoverable income taxes	247	6,334	4,558
Other long-term liabilities	1,249	2,899	(473)

Net cash provided by operating activities	56,357	117,099	51,973
Investing activities:
Purchase of available-for-sale securities	(275,278)	(373,257)	(422,738)
Proceeds from maturities of available-for-sale securities	363,315	319,322	456,862
Purchase of Jazz Semiconductor, Inc.	—	(30,000)	(30,000)
Purchase of other investments	—	(6,000)	—
Purchase of businesses, net of cash acquired	(10,070)	—	25,257
Purchase of property and equipment	(116,593)	(38,801)	(136,982)
Purchase of license	(1,112)	—	—
Proceeds from sale of property and equipment	881	73	11

Net cash used in investing activities	(38,857)	(128,663)	(107,590)
Financing activities:
Proceeds from 1.5% convertible subordinated debt offering, net of debt issuance costs of $170 and discount of $5,049	—	224,781	—
Extinguishment of the $300 million 3.75% convertible subordinated debt offering	(100,000)	(200,000)	—
Proceeds from exercise of stock options, warrants and employee stock purchases	5,770	7,022	6,623
Repayment of capital lease obligations	(247)	(543)	(3,679)

Net cash (used in) provided by financing activities	(94,477)	31,260	2,944

Net (decrease) increase in cash and cash equivalents	(76,977)	19,696	(52,673)
Cash and cash equivalents at beginning of year	102,965	83,172	135,798
Effect of exchange rate changes on cash	28	97	47

Cash and cash equivalents at end of year	$26,016	$102,965	$83,172

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,355	$8,576	$22,382

Cash paid during the year for income taxes	$719	$915	$9

Non-cash investing and financing activities
Stock issued in connection with business combinations, net of cash received	$—	$843	$133,342
Earn-out contingency liability	4,965	—	—
Jazz investment payable	—	—	30,000
Other comprehensive income (loss)	(189)	404	6,156
FIN 44 deferred compensation for business combination	—	—	3,645
Issuance of restricted stock	3,135	3,542	1,959
Cancellation/retirement of restricted stock	1,581	39	1,518
Acceleration of options	—	—	500
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
March 31, 2005
1.    COMPANY INFORMATION
RF Micro Devices, Inc. (the “Company”) designs, develops, manufactures and markets proprietary radio frequency (RF) components and system level solutions (“products”) for wireless communications products and applications. The Company’s products are primarily included in cellular phones, base stations, wireless local area networks (WLAN), cable television modems and global positioning systems (GPS). The Company derives revenue from the sale of standard and custom-designed products. The Company offers a broad array of products including amplifiers, mixers, modulators/demodulators and single chip transmitters, Bluetooth® products, and receivers and transceivers that represent a substantial majority of the products required in wireless subscriber equipment. These products perform the transmit and receive functions that are critical to the performance of wireless devices.
The Company addresses the various wireless markets by a product delivery strategy called Optimum Technology Matching®. This product delivery strategy utilizes multiple distinct semiconductor process technologies in order to offer customers products that fulfill their performance, cost and time-to-market requirements. The process technologies include: aluminum gallium arsenide (AlGaAs) (also referred to as gallium arsenide (GaAs)) heterojunction bipolar transistor (HBT), silicon bipolar transistor, silicon complementary metal-oxide-semiconductor (CMOS), silicon BiCMOS (integration of bipolar transistors and CMOS), silicon germanium (SiGe) BiCMOS, GaAs metal-semiconductor field-effect transistor (MESFET), and indium gallium phosphide (InGaP) HBT. The Company is continuing to invest in product development utilizing gallium nitride (GaN).
The Company reports information as one operating segment. Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although the Company had three business units at March 31, 2005 (Cellular, Wireless Connectivity and Infrastructure), the Company reports information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 2, 2005, April 3, 2004 and March 29, 2003. Fiscal years 2005 and 2003 were 52-week years and fiscal year 2004 was a 53-week year. For purposes of financial statement presentation, each fiscal year is described as having ended on March 31.
Reclassifications
Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. The Company’s auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, ranging from 28 days to 360 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company’s ability to either liquidate its holdings or roll its investment over to the next reset period.
Based upon the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities,

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
previously classified as cash equivalents, as short-term investments in the amount of $118.0 million as of March 31, 2004. In addition, “Purchase of available-for-sale securities” and “Proceeds from maturities of available-for-sale securities,” included in the accompanying statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the years ended March 31, 2004, and March 31, 2003.
Certain amounts in the March 31, 2004, and 2003 consolidated financial statements have been reclassified to conform to the March 31, 2005, presentation. These reclassifications had no effect on net (loss) income or shareholders’ equity as previously reported.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 31, 2005 and 2004. The 1.50% convertible subordinated notes had a fair value of $213.7 million as of March 31, 2005, on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market compared to the carrying amount of $226.2 million. At March 31, 2004, the Company’s 3.75% convertible subordinated notes had a fair value of $100.0 million and the 1.5% convertible subordinated notes had a fair value of $318.0 million on the PORTAL Market, compared to the carrying amounts of $99.2 million and $225.5 million, respectively. The fair values of the cost method investments are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company makes estimates for the returns reserve, allowance for doubtful accounts, inventory reserves, warranty reserves, income tax valuation, impairment of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposit accounts, money market funds and temporary, highly liquid investments with original maturities of three months or less when purchased.
Investments
The Company invests in available-for-sale securities and privately-held companies.
Available-for-Sale Investments
Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments In Debt and Equity Securities” (SFAS 115). Investments available-for-sale at March 31, 2005, March 31, 2004, consisted of corporate debt securities, U.S. government/agency securities, auction rate securities and equity and municipal securities. Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity in accordance with SFAS 115. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in other (expense) income. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest. The Company monitors investments for impairment and records other-than-temporary declines in value if the market value is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial difficulties.
Other Investments
The Company’s other investments include investments in privatey-held companies. Pursuant to APB 18, the Company accounts for these investments either at historical cost or, if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
We review all of our investments quarterly for indications of impairment. In making impairment determinations for investments in privately-held companies and investments in available-for-sale securities, we consider certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, we also review the current market price for other-than-temporary declines in values following the latest guidance required by Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
Inventories
Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessments by management. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost. Inventory deemed obsolete pursuant to Company policy regarding inventory obsolescence is required by the policy to be carried for a period not to exceed one year so that customers may be notified and find a suitable replacement. Once the one-year period is complete, the inventory will be disposed of and the inventory value and related reserve will be written off by the Company.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to 20 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term and included in depreciation.
Intangibles Assets and Goodwill
Intangibles consist primarily of technology licenses and assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from two to 20 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from one to 10 years.
The Company assesses the recoverability of its intangibles and other assets by determining its ability to generate future cash flows sufficient to recover the unamortized balances over the remaining useful lives. Intangibles and other assets determined to be unrecoverable based on future cash flows would be written off in the period in which the non-recoverability determination was made as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be evaluated for impairment on an annual basis, or whenever events indicate impairment may have occurred. In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2005 and 2004 impairment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. The methods used to evaluate goodwill included two generally accepted valuation methodologies: the income approach and the market approach. The specific methods applied include the discounted cash flow method, the allocation of market capitalization method, and the guideline company method. Newly acquired goodwill determinations are based on independent appraisals.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using a present value factor. The acquired in-process research and development with no alternative future use is charged to expense at the acquisition date in accordance with SFAS 141. See Note 8 to the Consolidated Financial Statements.
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. Such sales represented approximately 99% of its total net revenue in each of fiscal 2005, 2004 and 2003. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 1% of consolidated revenue for any period. Sales of products are generally done through either the Company’s sales force, manufacturers’ representatives or through a distribution network. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”) as well as SAB No. 104, Revenue Recognition (“SAB 104”), the Company recognizes revenue from product sales when the fundamental criteria are met, such as the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from non-recurring engineering fees are recognized when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. The Company’s revenue recognition policy is significant because revenue is a key component of the Company’s operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions. Revenue results are difficult to predict, and any shortfall in revenues could cause the Company’s operating results to vary significantly from period to period.
Accounts receivable are recorded for all revenue items listed above. The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience. Based on these factors, the Company’s allowance for doubtful accounts has typically represented less than 1% of sales and accounts receivable write-offs to date have been minimal. The Company relates its low write-offs to the financial strength of its customers, conservative payment terms and stringent credit policies. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
The Company’s terms and conditions do not give its customer the right of return associated with the original sale of its product. However, the Company will authorize sales returns under certain circumstances which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. The reserve is adjusted to reflect changes in the estimated returns versus the original sale of product. Historically, sales returns have not fluctuated as a percent of sales and have remained at approximately 1%.
The Company’s products generally carry 12 to 27 month warranties against defects depending on the specific type of product. The Company provides for estimated warranty costs in the period the related sales are made based on historical experience as well as assessment of overall risk.
Shipping and Handling Cost
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Com-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
pany for shipping and handling are classified as cost of goods sold.
Research and Development
The Company charges all research and development costs to expense as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.9 million for the fiscal year ended March 31, 2005, and $1.0 million for both fiscal years ended March 31, 2004, and 2003.
Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.
Stock-Based Compensation
The Company accounts for employee stock options, employee restricted stock and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For stock options or restricted stock granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the related options or shares of restricted stock.
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. SFAS 123 provides for a fair-value-based method of accounting for employee stock options, employee stock purchase plans and similar equity instruments. Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net (loss) income and net (loss) income per share as if the fair-value-based method prescribed by SFAS 123 had been applied. The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).
In March 2005, the Company’s Board of Directors, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested and “out-of-the-money” stock options. As a result of this action, options to purchase approximately 10.2 million shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption of SFAS 123(R). The SFAS 123 pro forma stock-based compensation cost of $56.9 million for the year ended March 31, 2005, in the table below includes a charge of approximately $22.1 million as a result of the acceleration.
Pro forma Disclosures
Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123 as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options, awards and employee stock purchase plans using the fair value method of SFAS 123 as amended by SFAS 148. The fair value for these options was esti-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
mated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended March 31,	2005	2004	2003

Expected dividend yield	—	—	—
Risk-free interest rate	4.2%	3.7%	3.7%
Expected volatility	48.5%	58.6%	102.2%
Weighted average expected life	7.7	8.0	7.6
For purposes of pro forma disclosures, the estimated fair value of stock-based awards is amortized to expense over the awards’ vesting periods. The weighted average fair value of options granted during fiscal years 2005, 2004 and 2003 were $6.03, $7.01 and $7.28, respectively. The pro forma stock-based compensation costs for fiscal years 2004 and 2003 have been revised from amounts previously reported. The Company’s pro forma information follows (in thousands, except per share data):

Year Ended March 31,	2005	2004	2003

Net (loss) income, as reported	$(66,045)	$29,708	$(9,335)
Non-cash stock-based compensation included in net (loss) income	5,376	7,761	5,538
Pro forma stock-based compensation cost	(56,901)	(63,608)	(84,218)

Pro forma net loss	$(117,570)	$(26,139)	$(88,015)

Basic net (loss) income per share, as reported	$(0.35)	$0.16	$(0.05)

Diluted net (loss) income per share, as reported	$(0.35)	$0.15	$(0.05)

Pro forma basic net loss per share	$(0.63)	$(0.14)	$(0.51)

Pro forma diluted net loss per share	$(0.63)	$(0.14)	$(0.51)

On December 16, 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique. Pro forma disclosure will no longer be an alternative. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.
SFAS 123(R) was originally effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. However, on April 15, 2005, the SEC amended the date for compliance with SFAS 123(R) to be the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Therefore, the Company will prepare its financial statements in accordance with SFAS 123(R) beginning on April 1, 2006. In accordance with SFAS 123(R), companies may elect to use either the modified-prospective or modified-retrospective transition method. The Company expects to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.
The adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) in fiscal 2007 and beyond cannot be predicted at this time because it will depend upon various factors including levels of share-based awards granted in the future and the Company’s future compensation strategy.
If the Company had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma disclosure above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $0.0 million in each of the fiscal years ended 2005, 2004 and 2003, respectively.
The pro forma compensation costs presented in the table above and in prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods. As of the date of this filing, the Company is still evaluating the option pricing model that it will use to estimate the fair value of its options when SFAS 123(R) becomes effective.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for the respective years. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive (loss) income included in the consolidated statements of stockholders’ equity.
Impact of Recently Issued Accounting Standards
In June 2004, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” This Issue, effective for reporting periods ending after December 31, 2004, determined that contingently convertible instruments should be included in diluted earnings per share regardless of whether the market price trigger (or other contingent feature) has been met. For purposes of this Issue, contingently convertible instruments are instruments that have embedded conversion features that are contingently convertible or exercisable based on (a) a market price trigger or (b) multiple contingencies if one of the contingencies is a market price trigger and the instrument can be converted or share settled based on meeting the specified market condition. The FASB plans to issue an amendment to SFAS No. 128, “Earnings Per Share,” during calendar year 2005, in connection with EITF Issue No. 04-08. The Company evaluated its 1.50% convertible subordinated notes and determined that they are not considered to be contingently convertible instruments as defined by the FASB. Therefore, we currently do not have any debt instruments that will be impacted by this EITF.
New Accounting Pronouncements Not Yet Adopted
In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB 43), Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While the Company is still evaluating the impact of this statement, management does not currently believe that it will have a material impact on our consolidated financial statements.
3.    CONCENTRATIONS OF CREDIT RISK
The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
Revenues from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

Year Ended March 31,	2005	2004	2003

Customer 1	35%	35%	45%
Customer 2	10%	11%	14%
Customer 3	8%	10%	5%
For the fiscal year ended March 31, 2005, the Company’s accounts receivable balance did not include any balances from these customers greater than 10% of its accounts receivable balance. At March 31, 2004, customer 3 had an accounts receivable balance representing 13% of the Company’s total accounts receivable and at March 31, 2003, 27% of the Company’s accounts receivable was due from customer 1.
4.    INVESTMENTS
The following is a summary of available-for-sale securities at March 31, 2005 and March 31, 2004 (in thousands):

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2005
U.S. government/agency securities	$38,194	$—	$(94)	$38,100
Corporate debt securities	41,192	—	(114)	41,078
Equity securities	121	244	—	365
Auction rate securities	55,647	3	—	55,650

	$135,154	$247	$(208)	$135,193

March 31, 2004
U.S. government/agency securities	$54,852	$9	$(19)	$54,842
Corporate debt securities	51,106	2	(20)	51,088
Equity securities	121	299	—	420
Municipal debt securities	1,000	—	—	1,000
Auction rate securities	117,950	—	—	117,950

	$225,029	$310	$(39)	$225,300

The amortized cost of investments in debt securities with contractual maturities is as follows:

	March 31, 2005		March 31, 2004

		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$79,386	$79,178	$106,958	$106,930
Due after one year	55,647	55,650	117,950	117,950

Total investments in debt securities	$135,033	$134,828	$224,908	$224,880

Management has the ability and intent, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheet. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.
The estimated fair value of available-for-sale securities was based on the prevailing market values on March 31, 2005, and March 31, 2004.
In addition to the available-for-sale securities above, the Company has an investment in the equity of one privately-held company, Jazz Semiconductor, Inc. (Jazz), with a carrying value at March 31, 2005, of $59.3 million, net of discount related to a note payable which was paid in fiscal 2004. At March 31, 2004, the Company had investments in the equity of three privately-held companies with a carrying value of $62.5 million, net of a discount related to the note payable for the Jazz investment.
Silicon Wave Investment During the first quarter of fiscal 2004, the Company made an initial $4.0 million equity investment in a privately-held company, Silicon Wave, as part of a strategic relationship for the global Bluetooth® wireless market. This investment represented less than a 20% ownership interest. The Company did not have the ability to exercise significant influence over the management of the investee company, and therefore the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18. During the third quarter of fiscal 2004, the

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
Company made an additional $2.0 million equity investment in Silicon Wave. The additional investment increased the Company’s ownership interest to greater than 20%. In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method. Application of the equity method resulted in an equity method loss in Silicon Wave of $2.8 million for the fiscal year ended March 31, 2004, reducing the carrying value at March 31, 2004, of the investment in equity method investee to $3.2 million. In April 2004, the Company announced that a definitive agreement to acquire Silicon Wave had been signed and on May 24, 2004, the acquisition was completed. See Note 8 to the Consolidated Financial Statements. Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004, through May 24, 2004 (the closing date of the Silicon Wave acquisition).
Jazz Investment During fiscal 2003, the Company invested $60.0 million with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. The investment was for an approximate 11% ownership interest. The Company does not have the ability to exercise significant influence over the management of the investee company, and therefore the investment is carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18.
Other Investment During fiscal 2005, 2004 and 2003, the Company recorded $0.1 million, $0.0 million and $1.3 million for the impairment of a $5.0 million investment in the equity of a privately-held company, for which a $3.6 million charge had been recorded in fiscal 2002. The fiscal 2005 charge of $0.1 million reduced the value of this investment to zero. The impairment charge represented management’s best estimate of an other-than-temporary decline in value. The investment represented less than a 5% ownership, and the Company did not have the ability to exercise significant influence in the management of the investee company. This investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18.
5.    INVENTORIES
The components of inventories are as follows (in thousands):

March 31,	2005	2004

Raw materials	$26,340	$17,876
Work in process	32,828	27,729
Finished goods	38,375	32,136

	97,543	77,741
Inventory reserves	(22,453)	(19,189)

Total inventories	$75,090	$58,552

6.	INTANGIBLE ASSETS
During the first quarter of fiscal 2005, the Company acquired $3.3 million of core and developed technology as a result of the Silicon Wave acquisition. This acquisition also resulted in a $9.7 million excess purchase price over the fair value of the assets acquired and liabilities assumed, which was allocated to goodwill.
The change in the carrying amount of goodwill for the year ended March 31, 2005 is as follows (in thousands):

Balance as of March 31, 2004	$110,006
Goodwill acquired during the year	4,800
Additional consideration and adjustment (Note 8)	4,888

Balance as of March 31, 2005	$119,694

In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2005 and 2004 impair-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
ment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. See Note 2 to the Consolidated Financial Statements.
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 31, 2005		March 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Technology licenses	$12,121	$4,777	$11,714	$3,934
Acquired product technology and other	7,142	3,170	51,403	9,018

Total	$19,263	$7,947	$63,117	$12,952

During fiscal 2005, the Company purchased miscellaneous technology licenses totaling $0.4 million. In fiscal 2004, the Company acquired $0.8 million of product technology related to an asset purchase.
During the fourth quarter of fiscal 2005, the Company recorded a non-cash charge of approximately $37.1 million for impairment of acquired technology licenses as a result of the discontinuation of the Company’s internal WLAN chipset development efforts. See Note 11 to the Consolidated Financial Statements. This technology is not being used for any current product or product development activities nor is this technology usable or marketable due to technological advancements in the industry; therefore, there are no cash flows associated with these intangibles and the carrying value was written down to zero.
Intangible asset amortization expense was $6.2 million, $7.0 million and $3.2 million in fiscal 2005, 2004 and 2003, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Year Ending March 31,	Expense

2006	$1,461
2007	1,554
2008	1,174
2009	1,113
2010	1,113

7.	DERIVATIVE FINANCIAL INSTRUMENTS
Financial Reporting Policy
The Company used an interest rate swap agreement to effectively convert a $95.0 million notional amount of its variable rate synthetic lease to a fixed rate basis, thus reducing the impact of interest rate changes on future results of operations. During fiscal 2003, the Company terminated the remaining amount of the synthetic lease, and purchased the underlying assets for $84.5 million, with available cash on hand. As a result, the Company’s interest rate swap cash flow hedge was no longer eligible for hedge accounting. The interest rate swap was valued at $7.8 million and was paid off in fiscal 2003 in connection with the synthetic lease termination. The termination of the interest rate swap was recognized as a loss for financial reporting purposes in the Company’s consolidated statements of operations and was included as an expense in other (expense) income.

8.	BUSINESS COMBINATIONS
Silicon Wave, Inc.
On May 24, 2004, the Company completed the acquisition of Silicon Wave, a privately-held San Diego-based supplier of highly integrated Bluetooth® solutions for wireless personal area networks. As a result of the Silicon Wave acquisition, the Company acquired all of the assets and liabilities of Silicon Wave, including in-process research and development. Silicon Wave’s Bluetooth® product portfolio included integrated single-chip CMOS radio processors (including the radio modem and digital baseband functions), as well as stand-alone CMOS radio modem solutions.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and accrued an additional $4.9 million during fiscal 2005 for the earn-out consideration as an additional cost of the acquired entity. Immediately prior to the closing of the acquisition, the Company sold all of the shares of Silicon Wave that the Company had purchased during fiscal 2004 to an existing Silicon Wave investor group for $6.0 million, the Company’s original cost for these shares. As a result, the Company paid net cash consideration of $10.8 million for all Silicon Wave shares not previously owned by the Company. In addition to the above-mentioned payment, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004, to April 1, 2006. If the Company’s revenue derived from certain Silicon Wave products for the period from April 4, 2004, to April 2, 2005, exceeded $6.0 million, it agreed to pay an aggregate cash amount equal to one-half of the revenue derived from certain Silicon Wave products during this period. As of March 31, 2005, revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006. If the Company’s revenue derived from certain Silicon Wave products for the period from April 3, 2005, to April 1, 2006, exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million. The Company cannot currently estimate the probability of the contingent consideration or reasonably estimate the amount of the contingent consideration for fiscal 2006. The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18, as a step acquisition and in accordance with SFAS 141, using the purchase method of accounting.
The Company has incurred direct acquisition costs related to the Silicon Wave business combination of $0.3 million. The direct acquisition costs of $0.3 million, which consist of legal, accounting and appraisal fees, were accounted for as part of the Company’s purchase price allocation in accordance with SFAS 141.
The total purchase price components are as follows (in thousands):

Cash paid at closing	$16,810
Transaction costs	315
Adjustment to purchase price	(77)
Additional consideration	4,965

Total purchase price	$22,013

The total purchase price of $22.0 million (which includes direct acquisition costs of $0.3 million and additional earn-out consideration of $4.9 million) was allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company with the assistance of a third party valuation specialist as of May 24, 2004 (which is still preliminary due to the contingency mentioned above), as follows (in thousands):

Current assets, including cash of $1.0 million	$1,884
Property, plant and equipment	1,500
Other assets	173
Identifiable intangible assets:
Core and developed technology	3,339
In-process research and development	6,201
Total assets acquired		$13,097
Current liabilities assumed		(5,363)
Adjustment of equity method investment		4,591
Resulting goodwill		9,688

Total purchase price		$22,013

Of the $9.5 million of acquired identifiable intangible assets, $3.3 million represents the value of acquired core and developed technology and $6.2 million represents the value of in-process research and development cost that has no alternative future use. The core and developed technology assets acquired are being amortized over their estimated useful lives of two and 10 years, respectively, and such amortization is included in cost of goods sold. The acquired in-process

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
research and development with no alternative future use was charged to “other operating expense” at the acquisition date in accordance with SFAS 141.
The $9.7 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the goodwill is not being amortized and will be evaluated for impairment on an annual basis. Of the total amount of goodwill, none is expected to be deductible for federal income tax purposes.
The following unaudited pro forma consolidated financial information for the fiscal years ended March 31, 2005, and March 31, 2004, assumes that the Silicon Wave acquisition, which was closed by the Company on May 24, 2004, was completed at the beginning of the periods presented below (in thousands):

Year Ended March 31,	2005	2004

Revenue	$634,464	$654,068
Net (loss) income	$(70,949)	$13,260
Basic net (loss) income	$(0.38)	$0.07
Diluted net (loss) income	$(0.38)	$0.07
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
Resonext Communications, Inc.
During fiscal 2003, the Company completed the merger with Resonext, a privately-held company providing integrated silicon CMOS WLAN solutions for 802.11a and multi-band (802.11a/b/g) platforms. Other operating expenses for fiscal 2003 included an acquired in-process research and development charge of $10.5 million related to the Resonext merger. The in-process research and development was charged to expense in accordance with SFAS 141, which specifies that the amount assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. During fiscal 2005, the Company discontinued its internal WLAN chipset development efforts, which were focused on a two-chip solution comprised of an all CMOS integrated baseband and MAC chip and an all CMOS transceiver for 802.11 a/b/g. The Company took this action as a result of its difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. See Note 11 to the Consolidated Financial Statements.

9.	LEASES
The Company leases certain equipment and facilities under capital and non-cancelable operating leases. The table below depicts capitalized leased equipment balances included in property and equipment (in thousands):

March 31,	2005	2004

Machinery and equipment-leased	$295	$3,116
Accumulated amortization	(156)	(2,533)

Total	$139	$583

The Company is a party to one capital lease with an equipment-financing company. The lease, which expired on June 1, 2005, had an effective interest rate of 8.7% at March 31, 2005. Capital lease amortization totaling approximately $0.3 million, $0.7 million and $3.2 million is included in depreciation expense for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. No interest expense related to this equipment under capital leases has been capitalized in fiscal 2005, 2004, or 2003.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The terms of these operating leases range from six months to 15 years. Several have renewal options up to two 10-year periods and several also include standard inflation escalation terms. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. As of March 31, 2005, the total future minimum lease payments were approximately $50.1 million related to facility operating leases and

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
approximately $0.1 million related to equipment operating leases.
Minimum future lease payments under non-cancelable capital and operating leases as of March 31, 2005, are as follows (in thousands):

Year Ending March 31,	Capital	Operating

2006	$39	$8,821
2007	—	6,716
2008	—	5,501
2009	—	5,064
2010	—	4,533
Thereafter	—	19,539

Total minimum payment	$39	$50,174

Less amounts representing interest	—

Present value of net minimum payments	39
Less current portion	39

Obligations under capital leases, less current portion	$0

Rent expense under operating leases, including facilities and equipment, was approximately $14.3 million, $12.8 million and $21.0 million for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
During the fourth quarter of fiscal 2005, the Company recognized a $1.5 million cumulative effect for such periods beginning in fiscal 1997 through fiscal 2004 for a correction in its accounting for scheduled rent escalations, rent holidays and amortization of leasehold improvements. The cumulative effect was reported in rent expense ($1.3 million) and depreciation expense ($0.2 million) and did not have a material impact on the Company’s reported basic and diluted earnings per share for the fiscal years ended March 31, 2005, 2004 or 2003.
Synthetic Lease
In August 1999, as modified effective December 1999 and August 2001, the Company entered into a $100.0 million synthetic lease with a financial institution. A synthetic lease is an asset-based financing structured to be treated as an operating lease for accounting purposes, but as a capital lease for tax purposes. On November 19, 2002, the Company retired the remaining amount of the synthetic lease and purchased the underlying assets of equipment and our second wafer fabrication facility for $84.5 million with available cash on hand. As a result, the Company’s interest rate swap cash flow hedge was no longer eligible for hedge accounting and was removed from the Company’s balance sheet as of December 31, 2002. The amount terminated for the interest rate swap was $7.8 million and was settled on November 21, 2002. The termination of the interest rate swap was recognized as a loss for financial reporting purposes on the Company’s consolidated statements of operations during the third quarter of fiscal 2003 and was included as an expense in other (expense) income.
Sale-Leaseback
The Company completed a sale-leaseback transaction with respect to the Company’s corporate headquarters in March 2001. The transaction included the sale of the land and building for total consideration of $13.4 million. The lease covers an initial term of 15 years with options to extend the lease for two additional periods of 10 years each. Annual rent expense will be approximately $1.3 million for each of the first five years and will escalate by 2% each year thereafter. The Company will recognize rent expense on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS 13), starting with the beginning of the lease term. The transaction was deemed a normal leaseback as defined in Statement of Financial Accounting Standards No. 98, “Accounting for Sales of Real Estate” (SFAS 98). The Company recorded a sale and operating lease, thus removing the property from the Company’s consolidated balance sheet, and is deferring the profit of $1.4 million over the 15-year lease term in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (SFAS 66) and SFAS 13.

10.	LONG-TERM DEBT
In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes were convertible into a total of ap-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
proximately 30.1 million shares of the Company’s common stock at an approximate conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date. The trading value of the Company’s stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method. During the second quarter of fiscal 2004, the Company used a portion of the proceeds to repurchase $200.0 million of the $300.0 million aggregate principal amount of its 3.75% convertible subordinated notes due 2005. In the second quarter of fiscal 2004, the Company recorded a non-cash charge of $2.6 million related to the write-off of unaccreted discounts and unamortized issuance costs upon early extinguishment of these 3.75% convertible subordinated notes. The Company’s 1.50% convertible subordinated notes had a fair value of $213.7 million as of March 31, 2005, on the PORTAL Market.
On August 11, 2000, the Company completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The notes are convertible into a total of approximately 6.7 million shares of the Company’s common stock at a conversion price of $45.085 per share as adjusted for the August 25, 2000, two-for-one common stock split. The trading value of the Company’s stock on the commitment date, August 7, 2000, was $35.50 (adjusted for the common stock split). The net proceeds of the offering were approximately $291.3 million after payment of the underwriting discount and expenses of the offering, which were being amortized over the term of the notes based on the effective interest method.
During August 2004, the Company repurchased all of its outstanding 3.75% convertible subordinated notes due 2005. These notes were redeemed for $100.00 million, plus accrued interest of $1.9 million. The Company also recorded a non-cash charge of $0.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in interest expense.

11.	RESTRUCTURING CHARGES
During the fourth quarter of fiscal 2005, the Company’s Board of Directors committed to a plan to discontinue the Company’s internal WLAN chipset development efforts as a result of the Company’s difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. The Company will continue to support its WLAN component business, which includes its transceiver for gaming and other applications as well as its WLAN PAs and front-end modules for all WLAN markets.
As a result of the discontinuation of its internal WLAN chipset development efforts, the Company recorded total expenses of $42.4 million during the fourth quarter of fiscal 2005, which consisted of a non-cash charge of approximately $37.1 million for impairment of intangible assets (consisting of acquired technology licenses), a non-cash charge of approximately $0.9 million for impairment of fixed assets and prepaids and cash charges of approximately $2.4 million related to severance and related payroll costs. In addition, the Company recorded contractual obligations related to software and license agreements of approximately $1.7 million as well as miscellaneous accruals totaling approximately $0.3 million, which will be paid during fiscal 2006.
The restructuring is substantially complete with the exception of approximately $1.0 million related to lease termination costs and miscellaneous administrative expenses which the Company plans to complete during fiscal 2006.

12.	IMPAIRMENT OF LONG-LIVED ASSETS
The Company entered into a strategic alliance with Agere Systems, Inc. in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere’s Orlando, Florida, manufacturing facility, of which $16.4 million was invested as of March 31, 2004. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere’s Orlando facility, all further performance under the ar-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
rangement was suspended. The Company did not make any additional investments in equipment under this arrangement and in April 2004 an agreement was reached with Agere to terminate this arrangement and transfer title to the equipment to Agere in exchange for a cash payment of $4.5 million in settlement of all obligations from the strategic alliance. These negotiations to settle required the Company to evaluate its equipment for impairment. The equipment had a net book value of $12.2 million at March 31, 2004, prior to any impairment charges. As a result, the Company recorded a non-cash asset impairment charge of $7.7 million to reduce the asset to its recoverable value in fiscal 2004. This charge is included in other operating expenses in the fiscal 2004 income statement along with a $2.1 million charge related to depreciation expense for assets held and used related to the Agere facility.

13.	INCOME TAXES
(Loss) income before income taxes consists of the following components (in thousands):

Year Ended March 31,	2005	2004	2003

United States	$(64,773)	$23,958	$(10,835)
Foreign	(691)	6,235	1,750

Total	$(65,464)	$30,193	$(9,085)

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax (provision) benefit are as follows (in thousands):

Year Ended March 31,	2005	2004	2003

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	(581)	(485)	(250)
Deferred (expense) benefit	—	—	—

Total	$(581)	$(485)	$(250)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

March 31,	2005	2004

Current deferred tax assets (liabilities):
Allowance for bad debts	$257	$580
Warranty reserve	72	388
Inventory reserve	10,764	7,202
Accrued vacation	2,082	1,702
Sale/leaseback	437	481
Other	—	—

Total current deferred tax assets (liabilities)	13,612	10,353
Valuation allowance	(13,612)	(10,353)

Net current deferred asset (liability)	$—	$—

Non-current deferred tax assets (liabilities):
Net operating loss carry-forwards	$43,325	$26,504
Research and other credits	35,274	25,019
Write-down of investment	2,177	2,171
Accumulated depreciation/basis difference	(32,281)	(31,335)
Amortization and purchase accounting basis difference	(1,740)	(16,043)
Investment loss (income)	1,712	1,063
Capitalized research and development expenses	6,026	—
Other	(183)	(105)

Total non-current deferred tax assets	54,310	7,274
Valuation allowance	(54,310)	(7,274)

Net non-current deferred asset (liability)	$—	$—

At March 31, 2005, the Company had recorded a valuation reserve for deferred tax assets of $67.9 mil-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
lion related to U.S. domestic operating losses, state operating losses and credits against U.S. and state tax established in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” as it is management’s opinion that it is more likely than not that these benefits may not be realized. Of the valuation allowance, $7.0 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $8.5 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill. Federal losses of approximately $111.5 million may expire in years 2012-2025, and state losses of approximately $120.8 million may expire in years 2009-2025 if unused. Federal credits of $24.6 million and state credits of $8.7 million may expire in years 2006-2025, and 2007-2015, respectively. Federal alternative minimum tax credits of $1.9 million will carry-forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the close of the Resonext and Silicon Wave mergers. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.
The Company is in the process of expanding into international jurisdictions, and it is anticipated that such expansion and investments abroad will continue. Each endeavor may expose the Company to taxation in multiple foreign jurisdictions. It is management’s opinion that any future foreign undistributed earnings will either be permanently reinvested or such future distributions, if any, will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.
The Company’s overall tax rate for fiscal 2005 and fiscal 2003 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures. The Company’s overall tax rate for fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic NOLs, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.
A reconciliation of the (provision for) and benefit from income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax (loss) income for the fiscal years ended March 31, 2005, 2004 and 2003 is as follows (dollars in thousands):

	2005		2004		2003
Year Ended March 31,	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax benefit (expense) at statutory federal rate	$22,913	35.00%	$(10,568)	35.00%	$3,180	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	4,991	7.62	1,227	(4.06)	1,454	16.01
Research and development credits	6,487	9.91	3,100	(10.27)	4,105	45.19
Foreign sales corporation benefit	7,887	12.05	1,449	(4.80)	—	—
Foreign tax rate difference	(1,023)	(1.56)	459	(1.52)	1,529	16.83
Change in reserve for deferred tax assets	(39,965)	(61.05)	3,462	(11.47)	(5,889)	(64.82)
In-process research and development	(2,170)	(3.32)	—	—	(3,675)	(40.45)
Other	299	0.46	386	(1.27)	(954)	(10.51)

	$(581)	(0.89)%	$(485)	1.61%	$(250)	(2.75)%

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
14.    NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

Year Ended March 31,	2005	2004	2003

Numerator for basic and diluted net (loss) income per share:
Net (loss) income available to common shareholders	$(66,045)	$29,708	$(9,335)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	—	3,102	—

Net (loss) income plus assumed conversion of notes — Numerator for diluted	$(66,045)	$32,810	$(9,335)

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	186,985	184,974	172,706
Effect of dilutive securities:
Employee stock options	—	5,754	—
Assumed conversion of 1.50% convertible notes	—	22,544	—

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	186,985	213,272	172,706

Basic net (loss) income per share	$(0.35)	$0.16	$(0.05)

Diluted net (loss) income per share	$(0.35)	$0.15	$(0.05)

In the computation of diluted net loss per share for fiscal years 2005 and 2003, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for fiscal 2004, 13.7 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
The computation of diluted net (loss) income per share for the year ended March 31, 2005, did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The computation for the year ended March 31, 2004, assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company’s common stock on the date it committed to sell the notes was $5.78.
On August 15, 2004, the Company called for the redemption of the remainder of its outstanding 3.75% convertible subordinated notes. As an alternative to redemption, the holders of the notes were entitled to convert the notes at a price of $45.09 per share. However, on the date that the redemption was announced (July 27, 2004), the closing price of the Company’s common stock was $5.92. Accordingly, all of the 3.75% convertible subordinated notes were surrendered by the holders for redemption. The computation of diluted net income (loss) per share for fiscal years 2004 and 2003 did not assume the conversion of the Company’s 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive.
15.    401(k) PLAN
Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(K) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of five continuous years of service. The Company contributed $2.3 million, $1.7 million and $1.4 million to the plan during fiscal years 2005, 2004 and 2003, respectively.
16.    EMPLOYEE STOCK PURCHASE PLAN
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. An aggregate of 4.0 million shares of common stock has been reserved for offering under the ESPP and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. During fiscal years 2005, 2004 and 2003, respectively, 830,708 shares, 708,063 shares and 611,898 shares were purchased under the ESPP.
On December 16, 2004, the FASB issued SFAS 123(R), which addresses the accounting for share-based awards to employees, including employee stock purchase plans (ESPPs). This Statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees. The proposed Statement will be effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company currently accounts for its ESPP in accordance with APB 25. Accordingly, SFAS 123(R) will have an effect on the Company’s consolidated financial statements for the 2007 fiscal year.
17.    STOCK-BASED AWARDS
Summary of Stock Option Plans
1992 Stock Option Plan
The Company’s 1992 Stock Option Plan (the 1992 Option Plan) was adopted by the Company and its shareholders in February 1992. The 1992 Option Plan provided for the granting of both incentive and nonqualified options to purchase common stock to key employees, non-employee directors and advisors and consultants in the service of the Company. The 1992 Option Plan was terminated following the Company’s initial public offering in June 1997, at which time options to purchase 8.7 million shares had been granted.
1997 Key Employees’ Stock Option Plan
In April 1997, the Company and its shareholders adopted the 1997 Key Employees’ Stock Option Plan (the 1997 Option Plan), which provides for the granting of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 10.4 million shares, subject to adjustment in the event of certain events affecting the Company’s capitalization.
Directors’ Option Plan
In April 1997, the Company and its shareholders adopted the Non-Employee Directors’ Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company’s capitalization. During fiscal years 2005, 2004 and 2003, the Company issued options to purchase 140,000, 120,000 and 100,000 shares, respectively, to eligible participants under the plan.
1999 Stock Incentive Plan
The 1999 Stock Incentive Plan (the 1999 Stock Plan), which the Company’s shareholders approved at the 1999 annual meeting of shareholders, provides for the issuance of a maximum of 16.0 million shares of common stock pursuant to awards granted thereunder. The maximum number of shares of common stock that may be issued under the plan pursuant to grant of restricted awards shall not exceed 2.0 million shares. The number of shares reserved for issuance under the 1999 Stock Plan and the terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the 1999 Stock Plan after June 30, 2009. The Company recorded deferred compensation of $2.0 million, $7.0 million, and $7.9 million in fiscal 2003, 2002 and 2001, respectively, associated with the awarding of 414,700, 524,900 and 557,628 shares, respectively, of non-vested restricted stock to key employees at no cost under the 1999 Stock Plan. This deferred compensation is being amortized to expense over the vesting periods of such restricted stock awards, up to five years. During fiscal 2005, 2004 and 2003, 341,784, 310,563 and 225,578 shares of these restricted stock awards were exercised, respectively.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
RF Nitro Communications, Inc.
2001 Stock Incentive Plan
In connection with its merger with RF Nitro, the Company assumed the RF Nitro Communications, Inc. 2001 Stock Incentive Plan. This plan provides for the grant of options to purchase common stock to key employees, non-employee directors and consultants in the service of the Company. This plan permits the grant of incentive, nonqualified and restricted stock awards. The aggregate number of shares reserved for issuance under the plan is 52,123. The terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the plan after May 29, 2011. The Company recorded deferred compensation of $0.3 million in fiscal 2002 associated with the awarding of 17,356 shares of non-vested restricted stock to key employees at no cost under this plan. During each of fiscal 2005, 2004 and 2003, 3,471 shares of these restricted stock awards were exercised.
Resonext Communications, Inc.
1999 Stock Option Plan
In connection with its merger with Resonext, the Company assumed the Resonext 1999 Stock Option Plan. This plan provides for the grant of options to purchase common stock to key employees, non-employee directors and consultants in the service of the Company. This plan permits the grant of incentive and nonqualified options, but does not allow for restricted grants. Stock purchase rights may also be granted under the plan. The aggregate number of shares reserved for issuance under the plan is 1,370,301 shares. The terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the plan after November 23, 2009.
2003 Stock Incentive Plan
The 2003 Stock Incentive Plan (the 2003 Stock Plan), which the Company’s shareholders approved at the 2003 annual meeting of shareholders, provides for the issuance of a maximum of 9.25 million shares of common stock pursuant to awards granted thereunder. Awards that may be granted under the plan include incentive options and nonqualified options, stock appreciation rights, restricted stock awards and restricted units, and performance awards and performance units. The number of shares reserved for issuance under the 2003 Stock Plan and the terms of awards may be adjusted under certain events affecting the Company’s capitalization. No awards may be granted under the 2003 Stock Plan after July 21, 2013. The Company recorded deferred compensation of $3.1 million and $3.5 million in fiscal 2005 and 2004, respectively, associated with the awarding of 540,500 and 507,000 shares of non-vested restricted stock to key employees at no cost under the 2003 Stock Plan. This deferred compensation is being amortized to expense over the vesting periods of such restricted stock awards, up to five years. During fiscal 2005, 62,749 shares of these restricted stock awards were exercised.
A summary of activity of the Company’s formal directors and employee stock option plans follows (in thousands, except per share data):

	Number of Shares		Option Prices

	Available
	For	Options	Per Share
	Grant	Outstanding	Range

March 31, 2002	4,805	18,614	$0.03 - $87.50
Reserved	1,371	—	— - —
Granted	(6,166)	6,166	0.52 - 18.98
Exercised	—	(2,645)	0.03 - 14.25
Canceled	1,121	(1,121)	0.52 - 80.13
Repurchased	57	—	0.52 - 2.58

March 31, 2003	1,188	21,014	$0.03 - $87.50
Reserved	9,031	—	— - —
Granted	(3,904)	3,904	4.67 - 11.76
Exercised	—	(1,117)	0.11 - 10.66
Canceled	760	(760)	0.52 - 83.34

March 31, 2004	7,075	23,041	$0.03 - $87.50
Reserved	(541)	—	— - —
Granted	(4,253)	4,253	4.81 - 8.73
Exercised	—	(576)	0.03 - 7.49
Canceled	1,327	(1,327)	2.58 - 87.50

March 31, 2005	3,608	25,391	$0.03 - $87.50

Outstanding and Exercisable Options
Exercise prices for options outstanding as of March 31, 2005, ranged from $0.03 to $87.50. The weighted

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
average remaining contractual life of outstanding options was 6.5 years. The weighted average exercise price of outstanding options at March 31, 2005, was $13.13. At March 31, 2005, 2004 and 2003, awards to purchase 25.2 million, 11.9 million and 8.5 million shares of common stock were exercisable, respectively.
In March 2005, the Company’s Board of Directors (upon recommendation of the Board’s Compensation Committee) approved the accelerated vesting of all unvested and “out-of-the-money” stock options. See Note 2 to the Consolidated Financial Statements.
The following table summarizes in more detail information regarding the Company’s formal directors and employee stock option plans outstanding at March 31, 2005 (in thousands, except per share and award life data):

Outstanding Options				Exercisable Options

			Weighted-
		Weighted-	Average		Weighted-
	Number	Average	Remaining	Number	Average
	of	Exercise	Contractual	of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$0.03 - $8.75	13,222	$5.57	7.5 years	13,029	$5.58
8.75 - 17.50	7,576	14.20	5.8	7,576	14.20
17.50 - 26.25	2,500	21.79	5.0	2,500	21.79
26.25 - 35.00	478	31.93	5.0	478	31.93
35.00 - 43.75	578	38.49	4.9	578	38.49
43.75 - 52.50	616	48.97	5.0	616	48.97
52.50 - 61.25	100	59.26	5.0	100	59.26
61.25 - 70.00	115	64.40	5.1	115	64.40
70.00 - 78.75	43	72.50	5.0	43	72.50
78.75 - 87.50	163	82.68	4.9	163	82.68

	25,391	$13.13	6.5 years	25,198	$13.19

18.	SHAREHOLDER RIGHTS PLAN
On August 10, 2001, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which un-certificated stock purchase rights were distributed to shareholders at a rate of one right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions involving the Company. In April 2004, the Governance and Nominating Committee of the Board evaluated the rights plan and determined that it continues to be in the best interest of the Company and its shareholders.

19.	COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At March 31, 2005, the Company had reserved a total of 61.8 million of its authorized 500.0 million shares of

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements
common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors and employees stock option plans	25,391
Possible future issuance under Company stock option plans	3,608
Outstanding directors’ options outside of non-employee directors’ option plan	93
Employee stock purchase plan	949
Restricted stock-based awards granted	1,543
Possible future issuance of restricted stock-based awards	115
Possible future issuance pursuant to convertible subordinated notes	30,146

Total shares reserved	61,845

20.	COMMITMENTS AND CONTINGENCIES
Earn-out Contingency
As a result of the Silicon Wave business combination, the Company agreed to pay additional consideration if certain revenue goals were obtained. Specifically, if the Company’s revenue derived from certain Silicon Wave products for the period from April 4, 2004, to April 2, 2005, exceeded $6.0 million it would pay an aggregate cash amount equal to one-half of the revenue derived from certain Silicon Wave products during this period. As of March 31, 2005, revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million at March 31, 2005, which was paid during the first quarter of fiscal 2006. In addition, if the Company’s revenue derived from certain Silicon Wave products for the period from April 3, 2005, to April 1, 2006, exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million. The Company cannot currently estimate the probability of the contingent consideration or reasonably estimate the amount of the contingent consideration for fiscal 2006.
Legal
The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the consolidated financial position or results of operations of the Company.

21.	RELATED PARTY TRANSACTIONS
During fiscal 2003, the Company entered into a strategic relationship with Jazz, a privately-held, RF and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, the Company obtained a committed low-cost source of supply for wafers fabricated utilizing Jazz’s silicon manufacturing processes. In addition, the Company is collaborating with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products. As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, $30.0 million of which was invested in fiscal 2003 and the remaining $30.0 million was invested in fiscal 2004. The investment represents a minority interest in Jazz operations, and the Company has one seat on the board of directors out of 10; accordingly, the Company does not believe it has the ability to exercise significant influence over the management of Jazz operations. This investment is carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2005
Notes to Consolidated Financial Statements

22.	GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows:

Year Ended March 31,	2005	2004	2003

Sales:
United States	16%	19%	20%
Asia	61	57	54
Europe	18	17	18
Central and South America	5	6	7
Canada	<1	<1	<1
Other	<1	<1	<1
The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

March 31,	2005	2004

Long-lived assets:
United States	$305,988	$262,707
Asia	32,557	16,414
Europe	1,079	1,235

Total long-lived assets	$339,624	$280,356

Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Long-lived assets include property and equipment and at fiscal year end 2005, approximately $32.0 million (or 9.4%) of our total property and equipment was located in China.

23.	QUARTERLY DATA (UNAUDITED):

Fiscal 2005 Quarter	First	Second	Third	Fourth

(In thousands, except per share data)
Revenue	$165,774	$149,107	$168,917	$150,406
Gross profit	64,887	49,067	58,367	44,804
Net income (loss)	3,013	(6,667)	582	(62,973)
Net income (loss) per share:
Basic	$0.02	$(0.04)	$0.00	$(0.34)
Diluted	$0.02	$(0.04)	$0.00	$(0.34)

Fiscal 2004 Quarter	First	Second	Third	Fourth

(In thousands, except per share data)
Revenue	$131,521	$163,464	$192,973	$163,421
Gross profit	41,238	63,811	80,418	60,904
Net (loss) income reported	(8,084)	11,407	28,200	(859)
Loss in equity investee accounting change	(138)	(818)	—	—
Adjusted net (loss) income	(8,222)	10,589	28,200	(859)
Net (loss) income per share:
Basic	$(0.04)	$0.06	$0.15	$(0.00)
Diluted	$(0.04)	$0.05	$0.13	$(0.00)

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
RF Micro Devices and Subsidiaries
Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles in the United States and include amounts based on judgments and estimates by management.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company’s Board of Directors that are applicable to all directors, officers and employees of our Company.
Because of its inherent limitations, no matter how well designed, internal control over financial reporting may not prevent or detect misstatements. Internal controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of April 2, 2005. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of April 2, 2005.
The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control
The Board of Directors and Shareholders of RF Micro Devices, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RF Micro Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of RF Micro Devices, Inc.’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that RF Micro Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RF Micro Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 2, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of April 2, 2005 and April 3, 2004, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive (loss) income for each of the three years in the period ended April 2, 2005 and our report dated June 10, 2005 expressed an unqualified opinion thereon.

Greensboro, North Carolina
June 10, 2005

Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Stockholders
RF Micro Devices, Inc.
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of April 2, 2005 and April 3, 2004, and the related consolidated statements of operations, cash flows, stockholders’ equity, and comprehensive (loss) income for each of the three years in the period ended April 2, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and subsidiaries at April 2, 2005 and April 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RF Micro Devices, Inc.’s internal control over financial reporting as of April 2, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2005 expressed an unqualified opinion thereon.

Greensboro, North Carolina
June 10, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.
(b) Internal control over financial reporting
Our Report of Management on Internal Control Over Financial Reporting is included with the financial statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is included with the financial statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On June 9, 2005, the Compensation Committee of the Company’s Board of Directors approved an identical amendment to existing change in control agreements between the Company and each of the following officers of the Company: Robert A. Bruggeworth; Barry D. Church; Steven E. Creviston; Jerry D. Neal; William J. Pratt; William A. Priddy, Jr.; Suzanne B. Rudy; James D. Stilson; and Gregory J. Thompson.
The amendment made certain technical changes to the definition of “change in control” such that a “change in control” of the Company generally will be deemed to have taken place upon the first to occur of the following: (i) the acquisition by a person or entity of 40% or more of the outstanding common stock of the Company; (ii) the merger or consolidation of the Company with or into another corporation where the shareholders of the Company immediately prior to such transaction own less than 60% of the outstanding voting securities of the surviving corporation immediately after such transaction; (iii) the sale of all or substantially all of the assets of the Company; or (iv) a change in the composition of a majority of the Board of the Company within a 12-month period. All other terms and provisions of each change in control agreement remain in full force and effect.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 2, 2005, under the captions “Corporate Governance,” “Executive Officers,” “Nominees for Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.
The Company has adopted its “Code of Ethics for Senior Financial Officers” and a copy is posted on the Company’s internet site at www.rfmd.com. In the event that we amend or waive any of the provisions of the Code of Ethics for Senior Financial Officers, we intend to disclose such amendment or waiver on the Company’s website.
ITEM 11. EXECUTIVE COMPENSATION.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 2, 2005, under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 2,

2005, under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information,” which are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 2, 2005, under the caption “Certain Transactions,” which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 2, 2005, under the captions “Ratification of Appointment of Independent Auditors” and “Corporate Governance,” which are incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
     (1) Financial Statements

i. Consolidated Balance Sheets as of March 31, 2005 and 2004.

ii. Consolidated Statements of Operations for the fiscal years ended March 31, 2005, 2004 and 2003.

iii. Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2005, 2004 and 2003.

iv. Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2005, 2004 and 2003.

v. Notes to Consolidated Financial Statements.

Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control.

Report of Independent Registered Public Accounting Firm on Financial Statements.
     (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
     (3) Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated April 21, 2004(22)
3.1	Amended and Restated Articles of Incorporation of RF Micro Devices, Inc.(1)
3.2	Amendment to Articles of Incorporation dated July 26, 2000(2)
3.3	Amendment to Articles of Incorporation dated August 10, 2001(3)
3.4	Amended and Restated Bylaws of RF Micro Devices, Inc.(19)
4.1	Specimen Certificate of Common Stock(23)

Exhibit
No.		Description

4	.2(a)	Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent(5)
4	.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and First Union National Bank, as Rights Agent(6)
4.3		Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005(7)
4.4		Indenture, dated August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee(7)
4.5		Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010(17)
4.6		Indenture dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee(17)
4.7		Registration Rights Agreement dated as of July 1, 2003, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein(17)
The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K
10.1		1992 Stock Option Plan of RF Micro Devices, Inc.(4)*
10.2		Form of Stock Option Agreement (1992 Stock Option Plan)(24)*
10.3		1997 Key Employees Stock Option Plan of RF Micro Devices, Inc., as amended(8)*
10.4		Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan)(23)*
10.5		Amended and Restated Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc.(9)*
10.6		Form of Stock Option Agreement (Directors’ Stock Option Plan)(9)*
10.7		1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended(8)*
10.8		Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended(8)*
10.9		Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended(8)*
10.10		Stock Option Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended(8)*
10.11		RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001)(12)
10.12		Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002)(13)
10.13		License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc.(23)
10.14		Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended(4)
10.15		Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended(4)
10.16		Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(9)
10.17		Lease Agreement, dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC(10)

Exhibit
No.	Description

10.18	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(8)
10.19	Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan(14)*
10.20	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt(11)*
10.21	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal(11)*
10.22	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr.(11)*
10.23	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church(19)*
10.24	Change in Control Agreement, dated March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy(19)*
10.25	Amended and Restated Change in Control Agreement dated January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth(15)*
10.26	Change in Control Agreement, dated June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston(18)*
10.27	Change in Control Agreement, dated May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson(19)*
10.28	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, between Jazz Semiconductor, Inc. and RF Micro Devices, Inc.(16)
10.29	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.30	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.31	Change in Control Agreement, dated February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson(20)*
10.32	Form of Amendment No. 1 to Change in Control Agreements, dated June 9, 2005*
10.33	2003 Stock Incentive Plan of RF Micro Devices, Inc.*
10.34	Form of Stock Option Agreement (2003 Stock Incentive Plan)*
10.35	Form of Restricted Award Agreement (2003 Stock Incentive Plan)*
21	Subsidiaries of RF Micro Devices, Inc.
23	Consent of Ernst & Young LLP
31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 (File No. 333-49432).

(8)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(9)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(15)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(17)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3 (File No. 333-108141).

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter period ended September 27, 2003.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

(20)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(21)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter period ended October 2, 2004.

(22)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(23)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed April 8, 1997 (File No. 333-22625).

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed May 22, 1997 (File No. 333-22625).

*	Executive compensation plan or agreement
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.

Schedule II.    Valuation and Qualifying Accounts
Years Ended March 31, 2005, 2004 and 2003

	Balance at Beginning	Additions Charged to	Deductions from		Balance at End of
	of Period	Costs and Expenses	Reserve		Period

	(In thousands)
Year ended March 31, 2005
Allowance for doubtful accounts	$1,547	$(875)	$106	(1)	$566
Inventory reserve	19,189	11,365	8,101	(2)	22,453
Year ended March 31, 2004
Allowance for doubtful accounts	$1,078	$750	$281	(1)	$1,547
Inventory reserve	18,007	7,076	5,894	(2)	19,189
Year ended March 31, 2003
Allowance for doubtful accounts	$1,134	$468	$524	(1)	$1,078
Inventory reserve	25,193	—	7,186	(2)	18,007

(1)	The Company wrote-off a fully reserved balance against the related receivable; write-offs have continued to decline with March 31, 2005 write-offs totaling $0.1 million, compared to $0.3 million and $0.5 million for the fiscal years ended March 31, 2004 and March 31, 2003, respectively.

(2)	The Company wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.

By:	/s/ Robert A. Bruggeworth

Robert A. Bruggeworth
President and Chief Executive Officer
Date: June 14, 2005
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2005.

Name:	Title:

/s/ Robert A. Bruggeworth Robert A. Bruggeworth	President, Chief Executive Officer and Director (principal executive officer)

/s/ William A. Priddy, Jr. William A. Priddy, Jr.	Chief Financial Officer, Vice President, Finance and Administration (principal financial officer)

/s/ Barry D. Church Barry D. Church	Vice President and Corporate Controller (principal accounting officer)

/s/ Albert E. Paladino Dr. Albert E. Paladino	Chairman of the Board of Directors

/s/ Daniel A. DiLeo Daniel A. DiLeo	Director

/s/ Jeffery R. Gardner Jeffery R. Gardner	Director

/s/ Frederick J. Leonberger Frederick J. Leonberger	Director

/s/ David A. Norbury David A. Norbury	Director

/s/ William J. Pratt William J. Pratt	Director

/s/ Erik H. van der Kaay Erik H. van der Kaay	Director

/s/ Walter H. Wilkinson, Jr. Walter H. Wilkinson, Jr.	Director

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated April 21, 2004(22)
3.1		Amended and Restated Articles of Incorporation of RF Micro Devices, Inc.(1)
3.2		Amendment to Articles of Incorporation dated July 26, 2000(2)
3.3		Amendment to Articles of Incorporation dated August 10, 2001(3)
3.4		Amended and Restated Bylaws of RF Micro Devices, Inc.(19)
4.1		Specimen Certificate of Common Stock(23)
4	.2(a)	Rights Agreement, dated August 10, 2001, between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent(5)
4	.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and First Union National Bank, as Rights Agent(6)
4.3		Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005(7)
4.4		Indenture, dated August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee(7)
4.5		Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010(17)
4.6		Indenture dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee(17)
4.7		Registration Rights Agreement dated as of July 1, 2003, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein(17)
The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b) (4) (iii) of Regulation S-K
10.1		1992 Stock Option Plan of RF Micro Devices, Inc.(4)*
10.2		Form of Stock Option Agreement (1992 Stock Option Plan)(24)*
10.3		1997 Key Employees Stock Option Plan of RF Micro Devices, Inc., as amended(8)*
10.4		Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan)(23)*
10.5		Amended and Restated Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc.(9)*
10.6		Form of Stock Option Agreement (Directors’ Stock Option Plan)(9)*
10.7		1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended(8)*
10.8		Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended(8)*
10.9		Stock Option Agreement, dated October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended(8)*
10.10		Stock Option Agreement dated October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended(8)*
10.11		RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001)(12)
10.12		Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002)(13)
10.13		License and Technical Assistance Agreement, dated June 6, 1996, between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc.(23)
10.14		Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended(4)
10.15		Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended(4)

Exhibit
No.	Description

10.16	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(9)
10.17	Lease Agreement, dated May 25, 1999, between RF Micro Devices, Inc. and CK Deep River, LLC(10)
10.18	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(8)
10.19	Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan(14)*
10.20	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt(11)*
10.21	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal(11)*
10.22	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr.(11)*
10.23	Change in Control Agreement, dated March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church(19)*
10.24	Change in Control Agreement, dated March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy(19)*
10.25	Amended and Restated Change in Control Agreement dated January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth(15)*
10.26	Change in Control Agreement, dated June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston(18)*
10.27	Change in Control Agreement, dated May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson(19)*
10.28	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, between Jazz Semiconductor, Inc. and RF Micro Devices, Inc.(16)
10.29	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.30	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.31	Change in Control Agreement, dated February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson(20)*
10.32	Form of Amendment No. 1 to Change in Control Agreements, dated June 9, 2005*
10.33	2003 Stock Incentive Plan of RF Micro Devices, Inc.*
10.34	Form of Stock Option Agreement (2003 Stock Incentive Plan)*
10.35	Form of Restricted Award Agreement (2003 Stock Incentive Plan)*
21	Subsidiaries of RF Micro Devices, Inc.
23	Consent of Ernst & Young LLP
31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/ A, filed August 1, 2003.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 (File No. 333-49432).

(8)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(9)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(15)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(17)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3 (File No. 333-108141).

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter period ended September 27, 2003.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

(20)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(21)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter period ended October 2, 2004.

(22)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(23)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed April 8, 1997 (File No. 333-22625).

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed May 22, 1997 (File No. 333-22625).

*	Executive compensation plan or agreement
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.