Form 10-Q
period 2005-07-02
RF MICRO DEVICES INC
filed 2005-08-11
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to_________

Commission file number 0-22511

RF Micro Devices, Inc. (Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1733461 (I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina (Address of principal executive offices)	27409-9421 (Zip code)

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
Yes [X] No [  ]

As of July 29, 2005, there were 188,305,211 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30, 2005	MARCH 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,777	$26,016
Short-term investments	97,149	134,828
Accounts receivable, net of allowances of $516 at June 30, 2005 and $566 at March 31, 2005	80,446	74,545
Inventories (Note 3)	77,083	75,090
Prepaid expenses	6,741	5,190
Other current assets	11,798	10,780
Total current assets	314,994	326,449

Property and equipment, net of accumulated depreciation of $240,179 at June 30, 2005 and $227,134 at March 31, 2005	339,094	339,624
Goodwill (Note 7)	119,709	119,694
Investment in Jazz Semiconductor, Inc.	59,265	59,265
Long-term investments	247	365
Intangible assets (Note 7)	11,880	11,316
Other non-current assets	2,817	3,033
Total assets	$848,006	$859,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,192	$44,545
Accrued liabilities	25,383	30,139
Other current liabilities	92	4,968
Total current liabilities	69,667	79,652

Long-term debt, net of unamortized discount of $3,655 at June 30, 2005 and $3,832 at March 31, 2005	226,345	226,168
Other long-term liabilities	5,743	5,876
Total liabilities	301,755	311,696

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 188,132 and 188,063 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	454,793	454,712
Additional paid-in capital	77,906	78,511
Deferred compensation	(8,970)	(10,620)
Accumulated other comprehensive income, net of tax (Note 4)	101	310
Retained earnings	22,421	25,137
Total shareholders' equity	546,251	548,050

Total liabilities and shareholders' equity	$848,006	$859,746

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004

Revenue	$159,384	$165,774

Operating costs and expenses:
Cost of goods sold	105,074	100,887
Research and development	38,713	35,346
Marketing and selling	12,056	11,132
General and administrative	6,668	5,836
Other operating (income) expense	(850)	6,603
Total operating costs and expenses	161,661	159,804
(Loss) income from operations	(2,277)	5,970

Interest expense	(1,057)	(2,148)
Interest income	906	1,053
Loss in equity method investee	-	(1,761)
Other income (expense), net	63	(96)

(Loss) income before income taxes	(2,365)	3,018

Income tax expense (Note 6)	(352)	(5)
Net (loss) income	$(2,717)	$3,013

Net (loss) income per share (Note 2):
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

Shares used in per share calculation:
Basic	188,100	186,397
Diluted	188,100	191,166

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Cash flows from operating activities:
Net (loss) income	$(2,717)	$3,013
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	15,283	14,071
Amortization	868	2,577
Acquired in-process research and development cost	-	6,201
Discontinuation of internal wireless local area networks (WLAN) chipset development efforts	(980)	-
Loss on disposal of assets, net	37	569
Loss from equity method investee	-	1,761
Amortization of deferred compensation	1,045	1,864
Other	7	12
Changes in operating assets and liabilities:
Accounts receivable, net	(5,901)	4,659
Inventories	(1,993)	(9,373)
Prepaid expense and other current and non-current assets	(2,370)	300
Accounts payable and accrued liabilities	(4,875)	3,973
Other liabilities	(133)	(225)
Net cash (used in) provided by operating activities	(1,729)	29,402

Investing activities:
Purchase of property and equipment	(14,911)	(13,243)
Proceeds from maturities of securities available-for-sale	85,380	98,075
Purchase of securities available-for-sale	(47,923)	(92,486)
Purchase of business, net of cash received	(4,955)	(10,133)
Net cash provided by (used in) investing activities	17,591	(17,787)

Financing activities:
Proceeds from exercise of stock options, warrants and employee stock purchases	81	724
Repayment of capital lease obligations	(42)	(59)
Net cash provided by financing activities	39	665

Net increase in cash and cash equivalents	15,901	12,280
Effect of exchange rate changes on cash	(140)	(8)
Cash and cash equivalents at the beginning of the period	26,016	102,965
Cash and cash equivalents at the end of the period	$41,777	$115,237

Non-cash investing and financing activities:
Available-for-sale investment equity change, net of tax	$(15)	$(327)
Currency translation change, net of tax	(195)	11

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company reports information as one operating segment pursuant to the aggregation criteria as set forth in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

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

Reclassifications
For comparative purposes, certain fiscal 2005 amounts have been reclassified to conform to fiscal 2006 presentation.  These reclassifications had no effect on net income (loss) or shareholders' equity as previously stated.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year.

Certain auction rate securities have been reclassified from cash equivalents to short-term investments.  Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  The Company's auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, ranging from 28 days to 360 days.  They trade at par and are callable at par on any interest payment date at the option of the issuer.  Interest paid during a given period is based upon the interest rate determined during the prior auction.  Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.  The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the Company's ability to either liquidate its holdings or roll its investment over to the next reset period.

Based upon the Company's re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments in the amount of $76.3 million as of June 30, 2004.  In addition, "Purchase of available-for-sale securities" and "Proceeds from maturities of available-for-sale securities," included in the accompanying statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the quarter ended June 30, 2004.

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
(Unaudited)

1.             BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

For stock options or restricted shares granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the underlying shares and the market value.  Deferred compensation expense is amortized ratably over the vesting period of the related options or shares of restricted stock.

SFAS 123, "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees.  SFAS 123 provides for a fair-value-based method of accounting for employee stock options, employee stock purchase plans and similar equity instruments.  Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net (loss) income and net (loss) income per share as if the fair-value-based method prescribed by SFAS 123 had been applied.  The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the information required by SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of all unvested and "out-of-the-money" stock options.  As a result of this action, options to purchase approximately 10.2 million shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested.  The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company's adoption of SFAS 123 (R).

Pro forma Disclosures

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options, awards and employee stock purchase plan using the fair value method of SFAS 123, as amended by SFAS 148.  The pro forma stock-based compensation cost for the three months ended June 30, 2004 has been revised from the amount previously reported.

The Company's pro forma information follows (in thousands, except per share data):

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004

Net (loss) income, as reported	$(2,717)	$3,013
Non-cash stock-based compensation included in net (loss) income	1,045	1,864
Pro forma stock-based compensation cost	(1,450)	(12,382)
Pro forma net loss	$(3,122)	$(7,505)

Basic and diluted net (loss) income per share, as reported	$(0.01)	$0.02
Pro forma basic and diluted net loss per share	$(0.02)	$(0.04)

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (R), which is a revision of SFAS 123.  SFAS 123 (R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flows."  Generally, the approach in SFAS 123 (R) is similar to the approach in SFAS 123.  However, SFAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique.  Pro forma disclosure will no longer be an alternative.  SFAS 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2005, the SEC delayed the effective date of SFAS 123 (R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.  Therefore, the Company will prepare its financial statements in accordance with SFAS 123 (R) beginning on April 1, 2006.  If the Company had applied the provisions of SFAS 123 (R) to the financial statements for the quarter ended June 30, 2005, net income would have been reduced by approximately $0.4 million.  In accordance with SFAS 123 (R), companies may elect to use either the modified-prospective or modified-retrospective transition method.  The Company currently intends to use the modified-prospective transition method.   Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

The pro forma compensation costs presented in the table above and in prior filings have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that will be reported in future periods.  As of the date of this filing, the Company is still evaluating the option pricing model that it will use to estimate the fair value of its options when SFAS 123 (R) becomes effective.

2.             NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004

Numerator for basic and diluted net (loss) income per share:
Net (loss) income	$(2,717)	$3,013

Denominator for basic net (loss) income per share - weighted average shares	188,100	186,397
Effect of dilutive securities:
Employee stock options	-	4,769
Denominator for diluted net (loss) income per share - adjusted weighted average shares and assumed conversions	188,100	191,166

Basic and diluted net (loss) income per share	$(0.01)	$0.02

In the computation of diluted net (loss) income per share for the three months ended June 30, 2005 and June 30, 2004, outstanding stock options to purchase approximately 22.9 million shares and 14.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net (loss) income per share for the three months ended June 30, 2005 and 2004 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date that it committed to sell the notes was $5.78.

The computation of diluted net income per share for the three months ended June 30, 2004 did not assume the conversion of the Company's 3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive.  On August 15, 2004, the Company called for the redemption of the remainder of its outstanding 3.75% convertible subordinated notes.  As an alternative to redemption, the holders of the notes were entitled to convert the notes at a price of $45.09 per share.  However, on the date that the redemption was announced (July 27, 2004), the closing price of the Company's common stock was $5.92.  Accordingly, all of the 3.75% convertible subordinated notes were surrendered by the holders for redemption.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.             INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	JUNE 30, 2005	MARCH 31, 2005
Raw materials	$29,875	$26,340
Work in process	35,505	32,828
Finished goods	30,718	38,375
	96,098	97,543
Inventory reserve	(19,015)	(22,453)
Total inventories	$77,083	$75,090

4.             OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized (losses) and gains on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive (loss) income, net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2005	2004
Net (loss) income	$(2,717)	$3,013
Comprehensive (loss) income:
Unrealized loss on marketable securities	(195)	(327)
Foreign currency	(15)	11
Comprehensive (loss) income	$(2,927)	$2,697

5.             LONG-TERM DEBT

During August 2004, the Company repurchased all of its outstanding 3.75% convertible subordinated notes due 2005.  These notes were redeemed for $100.0 million, plus accrued interest of $1.9 million.  The Company also recorded a non-cash charge of $0.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in interest expense.

The Company's 1.50% convertible subordinated notes had a fair value of $213.1 million as of June 30, 2005, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

6.             INCOME TAXES

Income tax expense for the three months ended June 30, 2005 and June 30, 2004 was $0.4 million and $0.0 million, respectively, primarily representing foreign income taxes on international operations.  The effective combined domestic income tax rate was 0% for the three months ended June 30, 2005 and June 30, 2004.  The Company's overall tax rate for the three months ended June 30, 2005 and the three months ended June 30, 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.             INCOME TAXES (continued)

At June 30, 2005, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $123.0 million, which will begin to expire in 2012, if unused, and state losses of approximately $132.4 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.  In accordance with the SFAS 109, "Accounting for Income Taxes," a valuation allowance of $73.2 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized. Of the valuation allowance, $6.7 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $10.9 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

7.     GOODWILL AND INTANGIBLE ASSETS

On May 24, 2004, the Company completed the acquisition of Silicon Wave, Inc., a privately held San Diego-based supplier of highly integrated Bluetooth® solutions for wireless personal area networks.  The results of operations of Silicon Wave are included in the Company's consolidated financial statements as of May 25, 2004.  The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and in addition, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004 to April 1, 2006.  As of March 31, 2005, total revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million which was paid during the first quarter of fiscal 2006.  If the Company's revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.  We cannot currently estimate the contingent consideration or reasonably estimate the amount of the contingent consideration for fiscal 2006.

The components of identifiable intangible assets are as follows (in thousands):

	JUNE 30, 2005		MARCH 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology licenses	$13,051	$4,992	$12,121	$4,777
Acquired product technology and other	7,142	3,321	7,142	3,170
Total	$20,193	$8,313	$19,263	$7,947

During the first quarter of fiscal 2006, we reversed accrued contract expense related to the discontinuation of our internal WLAN chipset development efforts.  The accrued contract expense was for a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005.  During the first quarter of fiscal 2006, the license was renegotiated to allow the technology to be used for non-WLAN related products.

Intangible asset amortization expense was $0.4 million and $1.6 million for the three months ended June 30, 2005 and June 30, 2004, respectively.  Amortization expense for the Company's identifiable intangible assets as of June 30, 2005 is estimated to be $1.3 million for the remainder of fiscal 2006, $1.9 million in fiscal 2007, $1.5 million in fiscal 2008, $1.2 million in fiscal 2009 and $1.1 million in fiscal 2010.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.     RESTRUCTURING CHARGES

During fiscal 2005, the Company discontinued its internal WLAN chipset development efforts as a result of the Company's difficulties in bringing competitive WLAN chipset solutions to market in a timely manner.  The Company will continue to support its WLAN component business, which includes transceivers for gaming and other applications as well as its WLAN power amplifiers (PAs) and front-end modules for all WLAN markets.

During the first quarter of fiscal 2006, we reversed accrued contract expense related to the discontinuation of our internal WLAN chipset development efforts.  See Note 7 above.

9.     NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, "Accounting Changes and Error Corrections," which primarily changes the requirements for the accounting and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  In the event of an accounting principle change as described by SFAS 154, the Company will comply with SFAS 154 unless other specific transitional guidance is available in fiscal 2007 and thereafter.

In May 2005, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 00-19-1, "Application of EITF No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation."  The FSP clarifies that for freestanding financial instruments originally issued as employee compensation, a requirement to deliver registered shares, in and of itself, will not result in liability classification.  The guidance in this FSP will be considered in accordance with the effective date and transition provisions of SFAS 123 (R).

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which expresses views of the SEC staff regarding the interaction between SFAS 123 (R) and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies.  The Company will consider the guidance of this SAB as it adopts SFAS 123 (R).

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47).  FIN 47 clarifies the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations."  A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect the adoption of FIN 47 will have a material effect on its consolidated financial statements.

In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB 43), Chapter 4."  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB 43.  SFAS 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  While the Company is still evaluating the impact of this statement, management does not currently believe that it will have a material impact on its consolidated financial statements.

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

•         Dependence on gallium arsenide (GaAs) heterojunction bipolar transistor (HBT) for the majority of our products;

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

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency (RF) components and system level solutions for wireless communications products and applications.  We are the leading supplier of power amplifiers, one of the most critical RF components in cellular phones.  We are also the leading manufacturer of GaAs HBT, which offers distinct advantages over other technologies for the manufacture of current- and next- generation power amplifiers.  Our products are included primarily in cellular phones, base stations, WLANs, cable television modems and global positioning systems (GPS).  We derive revenue from the sale of standard and custom-designed products.  We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single-chip transmitters, Bluetooth® products and receivers and transceivers that represent a substantial majority of the products required in wireless devices.  Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless connectivity.

FIRST QUARTER FISCAL 2006 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue decreased by 3.9% as compared to the corresponding quarter of fiscal 2004 primarily due to a $5.0 million payment to a customer as a result of supplemental development engineering and marketing expenses incurred by the customer.  The additional expenses incurred by the customer were the result of our delays in delivering the POLARIS™ TOTAL RADIO™ module for one of the customer's handset models.

• Gross profit margin for the quarter was 34.1% as compared to 39.1% in the corresponding quarter of fiscal 2004 due primarily to average selling price erosion, lower relative capacity utilization and the $5.0 million customer payment discussed above.

• The discontinuation of our internal WLAN chipset development efforts in the fourth quarter of fiscal 2005 resulted in lower expenses during the first quarter of fiscal 2006, which were partially offset by our other research and development investments.

• We are expecting continued growth in shipments of our POLARIS™ TOTAL RADIO™ transceiver solutions.

• We anticipate our internal assembly operation in Beijing, China will become accretive to gross margins beginning in the September quarter.

• We are continuing to focus on the introduction of our next-generation transmit modules, which include the PA and pseudomorphic high electron mobility transistor (pHEMT) switch.

• We plan to continue to expand our total available market opportunity by introducing products that increase the dollar content per cellular handset and by expanding our product offerings in the markets in which we currently operate.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

THREE MONTHS ENDED

JUNE 30,

2005

		2004

Revenue	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	65.9	60.9
Research and development	24.3	21.3
Marketing and selling	7.5	6.7
General and administrative	4.2	3.5
Other operating (income) expense	(0.5)	4.0

Total operating costs and expenses	101.4	96.4
(Loss) income from operations	(1.4)	3.6

Other (expense) income:
Interest expense	(0.7)	(1.3)
Interest income	0.6	0.6
Loss in equity method investee	-	(1.1)
(Loss) income before income taxes	(1.5)	1.8
Income tax expense	(0.2)	(0.0)
Net (loss) income	(1.7)%	1.8%

REVENUE
Revenue for the three months ended June 30, 2005 decreased 3.9% to $159.4 million, compared to $165.8 million for the three months ended June 30, 2004.  During the first quarter of fiscal 2006, we paid $5.0 million to a customer as a result of supplemental development engineering and marketing expenses incurred by the customer due to our delays in delivering the POLARIS™ TOTAL RADIO™ module for one of the customer's handset models.  The payment has been accounted for as a reduction in revenue in accordance with FASB EITF Bulletin 01-9.

International shipments (based on the "bill to" address of the customer) were $128.4 million and accounted for 80.5% of revenue for the three months ended June 30, 2005, compared to $131.1 million, or 79.1% of revenue, for the three months ended June 30, 2004.

GROSS PROFIT
Gross profit for the three months ended June 30, 2005 decreased to $54.3 million, or 34.1% of revenue, compared to $64.9 million, or 39.1% of revenue, for the three months ended June 30, 2004.  The gross profit percentage decrease for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily the result of average selling price erosion and lower relative capacity utilization, as well as the $5.0 million customer payment discussed above.

We have implemented a number of gross profit margin improvement initiatives, including assembly of PA modules in our internal module packaging production line in Beijing, China and improving yields across the entire supply chain with specific emphasis on final test yields.  We currently expect that these efforts combined with continued overall sales growth and improving capacity utilization rates, will result in margin improvement during the September quarter.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended June 30, 2005 were $38.7 million, or 24.3% of revenue, compared to $35.3 million, or 21.3% of revenue, for the three months ended June 30, 2004.  The increase year over year was primarily attributable to increased headcount and related personnel expenses, including salaries and benefits resulting from our cellular chipset development efforts and the Silicon Wave acquisition.  On May 24, 2004, we acquired Silicon Wave, and as a result, there were only approximately five weeks of Silicon Wave expenses included in our financial statements during the first quarter of fiscal 2005.

MARKETING AND SELLING
Marketing and selling expenses for the three months ended June 30, 2005 were $12.1 million, or 7.5% of revenue, compared to $11.1 million, or 6.7% of revenue, for the three months ended June 30, 2004.  The increase for the three months ended June 30, 2005 was primarily due to increased headcount and related personnel expenses.  We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended June 30, 2005 were $6.7 million, or 4.2% of revenue, compared to $5.8 million, or 3.5% of revenue, for the three months ended June 30, 2004.  The increase for the three months ended June 30, 2005 was primarily due to increased headcount and related personnel expenses.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING (INCOME) EXPENSE
Other operating expense for the three months ended June 30, 2005 and June 30, 2004 was $(0.9) million and $6.6 million, respectively.  During the first quarter of fiscal 2006, we reversed accrued contract expense related to the discontinuation of our internal WLAN chipset development efforts.  The accrued contract expense was for a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005.  During the first quarter of fiscal 2006, the license was renegotiated to allow the technology to be used for non-WLAN related products.  During the first quarter of fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date.  The in-process research and development was primarily related to a single-chip integrated circuit built on 0.13-micron complementary metal-oxide-semiconductor (CMOS) technology and designed for usage with mobile phones.  As of the valuation date, the fair value of the acquired in-process research and development was estimated to be $6.2 million, based on a discounted cash flow model.  As of June 30, 2005, the estimated cost to complete this project is approximately $3.5 million with an estimated completion date during fiscal 2007.

LOSS IN EQUITY METHOD INVESTEE
Prior to the Company's acquisition of Silicon Wave, the Company invested an aggregate of $6.0 million in Silicon Wave in two installments during fiscal 2004 as part of a broader strategic relationship between the companies.  During the first quarter of fiscal 2004, the Company made a $4.0 million investment in Silicon Wave that represented less than a 20% ownership interest in Silicon Wave.  Since the Company's investment did not provide the Company with the ability to exercise significant influence over the management of Silicon Wave, the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" (APB 18).

During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in Silicon Wave.  The additional investment increased the Company's ownership interest to greater than 20%.  In accordance with APB 18, the Company re-evaluated its ownership interest and determined that the additional investment gave the Company the ability to exercise significant influence over the operation of Silicon Wave.  As a result, the Company determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004.  As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method.  Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004 through May 24, 2004 (the closing date of the Silicon Wave acquisition).

INTEREST EXPENSE
Interest expense was $1.1 million for the three months ended June 30, 2005, compared to $2.1 million for the three months ended June 30, 2004.  During the second quarter of fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005 and, during the second quarter of fiscal 2005, the Company repurchased the remaining $100.0 million principal amount of its outstanding 3.75% convertible subordinated notes.  The decrease in interest expense for the three months ended June 30, 2005 compared to June 30, 2004 was due to the lower write-off of the unaccreted discounts and unamortized issuance costs as well as lower outstanding debt during the period.

INCOME TAX
Income tax expense for the three months ended June 30, 2005 and June 30, 2004 was $0.4 million and $0.0 million, respectively, primarily representing foreign income taxes on international operations.  The effective combined domestic income tax rate was 0% for both the three months ended June 30, 2005 and June 30, 2004.  Our overall tax rate for the three months ended June 30, 2005 and the three months ended June 30, 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

At June 30, 2005, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $123.0 million, which will begin to expire in 2012, if unused, and state losses of approximately $132.4 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications and Silicon Wave.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.  In accordance with the SFAS 109, "Accounting for Income Taxes," a valuation allowance of $73.2 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $6.7 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $10.9 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.  We considered this review, along with the timing of the reversal of our temporary differences and the expiration dates of the NOLs and credits, in reaching our conclusion.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of June 30, 2005, our working capital was $245.3 million, including $41.8 million in cash and cash equivalents, compared to working capital at June 30, 2004 of $429.2 million.

Operating activities for the three months ended June 30, 2005 used $(1.7) million in cash, compared to generating $29.4 million in cash for the three months ended June 30, 2004.  This year over year decrease was primarily attributable to:  (1) reduced earnings which included the $5.0 million payment to a customer as a result of supplemental development engineering and marketing expenses incurred by the customer due to our delays in delivering the POLARIS™ TOTAL RADIO™ module for one of the customer's handset models; (2) changes in operating assets and liabilities that resulted in a year over year increase of cash used of $14.6 million; and (3) the decrease in adjustments to net income due to the $6.2 million charge recorded in accordance with SFAS 141 during the first quarter of fiscal 2005 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  The increase in cash used for the three months ended June 30, 2005 was the result of an increase in accounts receivable balances, inventory and prepaid assets coupled with a decrease in current liabilities during the first quarter of fiscal 2006.  The changes in these balances were largely driven by an increase in sales volume over the fourth fiscal quarter of 2005 and the timing associated with both the shipment of products and the payment of current liabilities.

Net cash provided by investing activities for the three months ended June 30, 2005 was $17.6 million, compared to a use of $17.8 million in the prior year, due primarily to lower purchases of securities available-for-sale during the three months ended June 30, 2005.

Net cash provided by financing activities for the three months ended June 30, 2005 was $0.0 million, compared to $0.7 million for the three months ended June 30, 2004.

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

Capital Commitments  At June 30, 2005, we had long-term capital commitments of approximately $13.0 million, consisting of approximately $8.0 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

Business Combination Contingency  We agreed to pay earn-out consideration to former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004 to April 1, 2006.  If our revenue derived from certain Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeded $6.0 million, we agreed to pay an aggregate cash amount equal to one-half of the revenue derived from these Silicon Wave products during that period.  As of April 2, 2005, total revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006.  If our revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, we will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.  We cannot currently estimate the probability of the contingent consideration or reasonably estimate the amount of the contingent consideration for fiscal 2006.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our most recent note offering, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
The Company's interest rate risk relating to our short-term and long-term investments as well as our convertible debt and capital lease obligations has not changed significantly from the disclosure in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Foreign Currency Risk
The Company has limited exposure to currency exchange fluctuations, as we manage the sensitivity of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.  The Company has operations in Beijing, China, where domestic sales are denominated in renminbi.  The recent change in the Chinese government's exchange rate policies may increase the risk of adverse changes in the dollar/renminbi exchange rate.  We do not currently engage in foreign currency hedging transactions.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS

10.1

Form of Stock Option Agreement for Non-Senior Officer Employees pursuant to the
   2003 Stock Incentive Plan of RF Micro Devices, Inc., incorporated by reference to
   Exhibit (a)(1)(xii) of Schedule TO-I filed by RF Micro Devices, Inc. on
   July 11, 2005.*

10.2

Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock
   Incentive Plan of RF Micro Devices, Inc., incorporated by reference to Exhibit
   (a)(1) (xvii) of Schedule TO-I filed by RF Micro Devices, Inc. on July 11, 2005.*

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
Date: August 11, 2005
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: August 11, 2005
/s/ Barry D. Church

Barry D. Church

Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1

Form of Stock Option Agreement for Non-Senior Officer Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., incorporated by reference to Exhibit (a)(1)(xii) of Schedule TO-I filed by RF Micro Devices, Inc.
   on July 11, 2005.*

10.2

Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock
    Incentive Plan of RF Micro Devices, Inc., incorporated by reference to Exhibit
   (a)(1)(xvii) of Schedule TO-I filed by RF Micro Devices, Inc. on July 11, 2005.*

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

