Form 10-Q
period 2005-10-01
RF MICRO DEVICES INC
filed 2005-11-09
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

As of October 28, 2005, there were 189,242,273 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30, 2005	MARCH 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,972	$26,016
Short-term investments	76,574	134,828
Accounts receivable, net of allowances of $558 at September 30, 2005 and $566 at March 31, 2005	88,975	74,545
Inventories (Note 3)	92,793	75,090
Prepaid expenses	6,509	5,190
Other current assets	8,694	10,780
Total current assets	333,517	326,449

Property and equipment, net of accumulated depreciation of $250,880 at September 30, 2005 and $227,134 at March 31, 2005	339,663	339,624
Goodwill (Note 7)	119,709	119,694
Investment in Jazz Semiconductor, Inc.	59,265	59,265
Long-term investments	271	365
Intangible assets (Note 7)	11,464	11,316
Other non-current assets	2,651	3,033
Total assets	$866,540	$859,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,981	$44,545
Accrued liabilities	26,952	30,139
Other current liabilities	89	4,968
Total current liabilities	77,022	79,652

Long-term debt, net of unamortized discount of $3,480 at September 30, 2005 and $3,832 at March 31, 2005	226,520	226,168
Other long-term liabilities	5,672	5,876
Total liabilities	309,214	311,696

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 189,050 and 188,063 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	457,781	454,712
Additional paid-in capital	82,965	78,511
Deferred compensation	(11,854)	(10,620)
Accumulated other comprehensive income, net of tax (Note 4)	77	310
Retained earnings	28,357	25,137
Total shareholders' equity	557,326	548,050

Total liabilities and shareholders' equity	$866,540	$859,746

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004

Revenue	$177,004	$149,107

Operating costs and expenses:
Cost of goods sold	113,255	100,040
Research and development	39,461	37,143
Marketing and selling	12,079	11,407
General and administrative	6,497	5,338
Other operating expense	166	453
Total operating costs and expenses	171,458	154,381
Income (loss) from operations	5,546	(5,274)

Interest expense	(1,036)	(2,243)
Interest income	907	1,128
Other income (expense), net	770	(58)

Income (loss) before income taxes	6,187	(6,447)

Income tax expense (Note 6)	(250)	(220)
Net income (loss)	$5,937	$(6,667)

Net income (loss) per share (Note 2):
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Shares used in per share calculation:
Basic	188,382	186,639
Diluted	192,195	186,639

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004

Revenue	$336,388	$314,881

Operating costs and expenses:
Cost of goods sold	218,329	200,927
Research and development	78,174	72,489
Marketing and selling	24,135	22,539
General and administrative	13,165	11,174
Other operating (income) expense	(684)	7,056
Total operating costs and expenses	333,119	314,185
Income from operations	3,269	696

Interest expense	(2,093)	(4,391)
Interest income	1,813	2,181
Loss in equity method investee	-	(1,761)
Other income (expense), net	833	(154)

Income (loss) before income taxes	3,822	(3,429)

Income tax expense (Note 6)	(602)	(225)
Net income (loss)	$3,220	$(3,654)

Net income (loss) per share (Note 2):
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Shares used in per share calculation:
Basic	188,244	186,513
Diluted	191,315	186,513

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Cash flows from operating activities:
Net income (loss)	$3,220	$(3,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30,937	27,922
Amortization	1,641	5,541
Acquired in-process research and development cost	-	6,201
Discontinuation of internal wireless local area networks (WLAN) chipset development efforts	(980)	-
Foreign currency adjustments	(666)	26
(Gain) loss on disposal of assets, net	(14)	986
Loss from equity method investee	-	1,761
Amortization of deferred compensation	3,219	2,812
Changes in operating assets and liabilities:
Accounts receivable, net	(14,419)	(101)
Inventories	(17,704)	(22,282)
Prepaid expense and other current and non-current assets	1,241	(746)
Accounts payable and accrued liabilities	2,717	9,481
Other liabilities	(204)	(223)
Net cash provided by operating activities	8,988	27,724

Investing activities:
Purchase of property and equipment	(31,278)	(36,286)
Proceeds from sale of property and equipment	158	911
Proceeds from maturities of securities available-for-sale	134,820	222,747
Purchase of securities available-for-sale	(76,896)	(141,402)
Purchase of license	-	(747)
Purchase of business, net of cash received	(4,980)	(10,133)
Net cash provided by investing activities	21,824	35,090

Financing activities:
Repurchase of 3.75% convertible subordinated notes	-	(100,000)
Proceeds from exercise of stock options, warrants
and employee stock purchases	3,071	2,874
Repayment of capital lease obligations	(42)	(120)
Net cash provided by (used in) financing activities	3,029	(97,246)

Net increase (decrease) in cash and cash equivalents	33,841	(34,432)
Effect of exchange rate changes on cash	115	(36)
Cash and cash equivalents at the beginning of the period	26,016	102,965
Cash and cash equivalents at the end of the period	$59,972	$68,497

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company reports information as one operating segment.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year.  The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31; however, in this report the Company's fiscal year is described as ending on March 31 and the first, second, and third quarters of each fiscal year are described as ending on June 30, September 30 and December 31, respectively.

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

Based upon the Company's re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments in the amount of $24.8 million as of September 30, 2004.  In addition, "Purchase of available-for-sale securities" and "Proceeds from maturities of available-for-sale securities," included in the accompanying statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the six months ended September 30, 2004.

Stock-Based Compensation
The Company accounts for employee stock options, employee restricted stock and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25.  For restricted shares granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the underlying shares and the market value.  Deferred compensation expense is amortized ratably over the vesting period of the shares of restricted stock.  In

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

addition, to the extent that stock options or restricted stock were subject to an exchange offer, such options and restricted stock were subject to variable accounting treatment.

During the second quarter of fiscal 2006 at the Company's annual meeting, the Company's shareholders approved a stock option exchange program for eligible Company employees, excluding the Company's five most highly compensated officers, members of its Board of Directors, consultants, and former and retired employees.  Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them at exercise prices ranging from $5.38 to $87.50, for new options to be granted on or as soon as practicable after the first business day after expiration of the exchange program.  The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares.  As a result of the exchange program, approximately 9.4 million old options were canceled (with exercise prices ranging from $6.84 to $87.50) on August 5, 2005 and approximately 4.7 million new options were granted under the Company's 2003 Stock Incentive Plan on August 8, 2005 with an exercise price of $6.06 (the closing price of the Company's common stock as reported by the Nasdaq National Market on the trading date immediately preceding the date the new options were granted).  The new options generally will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.

As a result of the exchange program and in accordance with the guidance of Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (FIN 44) the Company is required to prospectively apply variable accounting to these new options (and any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options are exercised, cancelled or expire, unless the price of the Company's common stock at the end of each fiscal quarter is less than the exercise price of the newly granted stock options.  In addition, in accordance with the guidance of the FASB's EITF Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," the options that were retained by eligible employees who did not participate in the exchange program, are also subject to variable accounting until the options in question are exercised, forfeited or expire unexercised.  The Company will be required to prospectively apply variable accounting to these options in this context until the Company adopts SFAS 123 (R), which it currently intends to do beginning with the first quarter of fiscal year 2007.

For the fiscal quarter ended September 30, 2005, compensation expense of approximately $0.3 million was recognized in the Consolidated Statements of Operations as a result of variable accounting.  Variable accounting treatment may result in charges or credits recorded to stock based compensation for the third and fourth quarters of fiscal 2006, depending on fluctuations in quoted prices for the Company's common stock and the number of stock options subject to variable accounting (adjusted for exercises and cancellations), neither of which can be accurately predicted.

Beginning on April 1, 2006, the Company will prepare its financial statements in accordance with SFAS 123 (R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment will become subject to the provisions of SFAS 123 (R) and will no longer be accounted for as variable awards.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

During the fourth quarter of fiscal 2005, the Company accelerated the vesting of all unvested and "out-of-the-money" stock options.  As a result of this action, options to purchase approximately 10.2 million shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested.  The decision to accelerate the vesting, which the Company believes was in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company's adoption of SFAS 123 (R).

Pro forma Disclosures

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123, as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options, awards and employee stock purchase plan using the fair value method of SFAS 123, as amended by SFAS 148.  The pro forma stock-based compensation cost for the six months ended September 30, 2004 has been revised from the amount previously reported.

The Company's pro forma information follows (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss), as reported	$5,937	$(6,667)	$3,220	$(3,654)
Non-cash stock-based compensation included in net income	2,174	948	3,219	2,812
Pro forma stock-based compensation cost	(4,429)	(11,475)	(5,880)	(23,857)
Pro forma net income (loss)	$3,682	$(17,194)	$559	$(24,699)
Basic and diluted net income (loss) per share, as reported	$0.03	$(0.04)	$0.02	$(0.02)
Pro forma basic and diluted net income (loss) per share	$0.02	$(0.09)	$0.00	$(0.13)

In December 2004, the FASB issued SFAS 123 (R), which is a revision of SFAS 123.  SFAS 123 (R) supersedes APB 25 and amends SFAS 95, "Statement of Cash Flows."  Generally, the approach in SFAS 123 (R) is similar to the approach in SFAS 123.  However, SFAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique.  Pro forma disclosure will no longer be an alternative.  SFAS 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

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

In April 2005, the SEC delayed the effective date of SFAS 123 (R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.  Therefore, the Company will prepare its financial statements in accordance with SFAS 123 (R) beginning on April 1, 2006.  If the Company had applied the provisions of SFAS 123 (R) to the financial statements for the quarter ended September 30, 2005, net income would have been reduced by approximately $2.3 million, which is currently based on the Black-Scholes option pricing model.  In accordance with SFAS 123 (R), companies may elect to use either the modified-prospective or modified-retrospective transition method.  The Company currently intends to use the modified-prospective transition method.   Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.        NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Numerator for basic and diluted
net income (loss) per share:
Net income (loss) available to common shareholders -
Numerator for basic	$5,937	$(6,667)	$3,220	$(3,654)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	-	-	-
Net income (loss) plus assumed conversion of notes - Numerator for diluted	$5,937	$(6,667)	$3,220	$(3,654)

Denominator for basic net income (loss) per share - weighted average shares	188,382	186,639	188,244	186,513
Effect of dilutive securities:
Stock options	3,813	-	3,071	-
Assumed conversion of 1.50% convertible notes	-	-	-	-
Denominator for diluted net income (loss) per share - adjusted weighted average shares and assumed conversions	192,195	186,639	191,315	186,513

Basic and diluted net income (loss) per share	$0.03	$(0.04)	$0.02	$(0.02)

In the computation of diluted net income per share for the three months and six months ended September 30, 2005, outstanding stock options to purchase approximately 5.6 million shares and 14.3 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share for the three and six months ended September 30, 2005 and the computation of net loss per share for the three and six months ended September 30, 2004 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date that it committed to sell the notes was $5.78.

In the computation of diluted net loss per share for the three and six months ended September 30, 2004, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	SEPTEMBER 30, 2005	MARCH 31, 2005
Raw materials	$35,837	$26,340
Work in process	41,980	32,828
Finished goods	33,580	38,375
	111,397	97,543
Inventory reserve	(18,604)	(22,453)
Total inventories	$92,793	$75,090

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains and (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Net income (loss)	$5,937	$(6,667)	$3,220	$(3,654)
Unrealized gain (loss) on marketable securities	50	(8)	35	(335)
Foreign currency translation loss	(73)	(25)	(268)	(14)
Comprehensive income (loss), net of tax	$5,914	$(6,700)	$2,987	$(4,003)

5.        LONG-TERM DEBT

During August 2004, the Company repurchased all of its outstanding 3.75% convertible subordinated notes due 2005.  These notes were redeemed for $100.0 million plus accrued interest of $1.9 million.  The Company also recorded a charge of $0.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in interest expense.

The Company's 1.50% convertible subordinated notes had a fair value of $215.0 million as of September 30, 2005, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

6.        INCOME TAXES

 Income tax expense for both the second quarter of fiscal 2006 and fiscal 2005 was $0.2 million, primarily representing foreign income taxes on international operations.  Income tax expense for the six months ended September 30, 2005 and September 30, 2004 was $0.6 million and $0.2 million, respectively, primarily representing foreign income taxes on international operations.  The effective combined domestic income tax rate was 0% for both the second quarter of fiscal 2006 and the second quarter of fiscal 2005.  The Company's overall tax rate for the second quarter of fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the second quarter of fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.        INCOME TAXES (continued)

The annual effective tax rate is estimated to be 15.7% for fiscal year 2006, compared to (0.9%) for fiscal year 2005.  The increase in the annual effective tax rate from fiscal year 2005 to fiscal year 2006 is due to the expiration at December 31, 2004 of a tax holiday in a particular foreign jurisdiction.  Additionally, the Company anticipates the partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which requires a reduction in goodwill instead of a reduction in tax expense.

At September 30, 2005, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $124.1 million, which will begin to expire in 2012, if unused, and state losses of approximately $133.4 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisition of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.  In accordance with SFAS 109, "Accounting for Income Taxes," a valuation allowance of $73.8 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $6.5 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $10.9 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

7.     GOODWILL AND INTANGIBLE ASSETS

On May 24, 2004, the Company completed the acquisition of Silicon Wave, Inc., a privately held San Diego-based supplier of highly integrated Bluetooth® solutions for wireless personal area networks.  The results of operations of Silicon Wave are included in the Company's consolidated financial statements as of May 25, 2004.  The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and in addition, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004 to April 1, 2006.  As of March 31, 2005, total revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million which was paid during the first quarter of fiscal 2006.  If the Company's revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.  The Company cannot currently estimate the contingent consideration or reasonably estimate the amount of the contingent consideration for fiscal 2006.

The components of identifiable intangible assets are as follows (in thousands):

	SEPTEMBER 30, 2005		MARCH 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$13,076	$5,283	$12,121	$4,777
Acquired product technology and other	7,142	3,471	7,142	3,170
Total	$20,218	$8,754	$19,263	$7,947

During the first quarter of fiscal 2006, the Company reversed accrued contract expense related to the discontinuation of its internal WLAN chipset development efforts.  The accrued contract expense was related to a commitment to acquire a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005.  During the first quarter of fiscal 2006, the license agreement was renegotiated to allow the technology to be used for non-WLAN related products.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.     GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible asset amortization expense was $0.4 million and $0.8 million for the three and six months ended September 30, 2005 and $1.6 million and $3.3 million for the three and six months ended September 30, 2004.  Amortization expense for the Company's identifiable intangible assets as of September 30, 2005 is estimated to be $0.9 million for the remainder of fiscal 2006, $1.9 million in fiscal 2007, $1.5 million in fiscal 2008, $1.2 million in fiscal 2009 and $1.1 million in fiscal 2010.

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

During the second quarter of fiscal 2006, the Company incurred an additional $0.2 million of expenses related to the discontinuation of its internal WLAN chipset development efforts and during the first quarter of fiscal 2006, the Company reversed accrued contract expense related to the discontinuation of its internal WLAN chipset development efforts (See Note 7 above).  These expenses and credits are recorded in "Other Operating Expense" in the Company's consolidated financial statements.

9.     NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB 43), Chapter 4."  SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and requires that such items be recognized as current-period charges regardless of whether they meet the "so abnormal" criterion outlined in ARB 43.  SFAS 151 also introduces the concept of "normal capacity" and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Unallocated overheads must be recognized as an expense in the period incurred.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial statements.

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

•         Dependence on consignment sales through customer inventory hubs, including the risk that the associated variability in the timing of revenue recognition may impact our ability to accurately forecast quarterly revenue;

•         Currency fluctuations, tariffs, trade barriers, taxes and export license requirements and health and security issues associated with our foreign operations;

•         Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations;

•         The variability of future stock-based compensation charges or credits during the remainder of fiscal 2006 as a result of our stock option exchange program as well as the adoption of SFAS 123 (R) in fiscal 2007;

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

OVERVIEW

We design, develop, manufacture and market proprietary radio frequency (RF) components and system level solutions for wireless communications products and applications.  We are the leading supplier of PAs, one of the most critical RF components in cellular phones.  We are also the leading manufacturer of GaAs HBT, which offers distinct advantages over other technologies for the manufacture of current- and next- generation PAs.  Our products are included primarily in cellular phones, base stations, WLANs, cable television modems and global positioning systems (GPS).  We derive revenue from the sale of standard and custom-designed products.  We offer a broad array of products including amplifiers, mixers, modulators/demodulators and single-chip transmitters, Bluetooth® products and receivers and transceivers that represent a substantial majority of the products required in wireless devices.  Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless connectivity.

SECOND QUARTER FISCAL 2006 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue increased by 18.7% as compared to the corresponding quarter of fiscal 2005 primarily due to sales growth in PAs, transmit modules and cellular transceiver chipsets for global system for mobile communications (GSM)/Enhanced Data for Global Evolution (EDGE) applications as well as an increase in sales volume of PAs for Wideband Code Division Multiple Access (WCDMA) applications.

• Gross profit margin for the quarter was 36.0% as compared to 32.9% in the corresponding quarter of fiscal 2005 due primarily to overall sales growth and gross profit margin improvement initiatives, offset in part by costs associated with the use of materials from external suppliers in several of our new products.

• We are expecting continued growth in shipments of our POLARIS™ TOTAL RADIO™ transceiver solutions.

• We are continuing to ramp our next-generation transmit modules, which include the PA and pseudomorphic high electron mobility transistor (pHEMT) switch.

• We plan to continue to expand our total available market opportunity by introducing products that increase the dollar content per cellular handset and by expanding our product offerings in the markets in which we currently operate.

• During the second quarter of fiscal 2006, our shareholders approved a stock option exchange program.  As a result of the exchange program, compensation expense of approximately $0.3 million was recognized in our consolidated statements of operations for the three and six months ended September 30, 2005 to account for the impact of variable accounting.

RESULTS OF OPERATIONS

The following table sets forth our unaudited condensed consolidated statement of operations data expressed as a percentage of total revenue for the periods indicated:

THREE MONTHS ENDED

SIX MONTHS ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2005

2004

2005

2004

Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of goods sold	64.0	67.1	64.9	63.8
Research and development	22.3	24.9	23.2	23.0
Marketing and selling	6.8	7.6	7.2	7.2
General and administrative	3.7	3.6	3.9	3.6
Other operating expenses (income)	0.1	0.3	(0.2)	2.2
Total operating costs and expenses	96.9	103.5	99.0	99.8

Income (loss) from operations	3.1	(3.5)	1.0	0.2

Other (expense) income:
Interest expense	(0.6)	(1.5)	(0.6)	(1.4)
Interest income	0.5	0.7	0.5	0.7
Loss in equity method investee	-	-	-	(0.6)
Other, net	0.5	-	0.2	-
Income (loss) before income taxes	3.5	(4.3)	1.1	(1.1)
Income tax expense	(0.1)	(0.2)	(0.1)	(0.1)
Net income (loss)	3.4%	(4.5)%	1.0%	(1.2)%

REVENUE
Revenue for the three months ended September 30, 2005 increased 18.7% to $177.0 million, compared to $149.1 million for the three months ended September 30, 2004.  The revenue increase for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily due to sales growth in PAs, transmit modules and cellular transceiver chipsets for GSM/EDGE applications as well as an increase in sales volume of PAs for WCDMA applications.  During the three months ended September 30, 2004, revenue was negatively impacted by sequential reductions in sales volumes to GSM handset manufacturers located in Asia.

For the six months ended September 30, 2005, revenue increased 6.8% to $336.4 million, compared to $314.9 million for the six months ended September 30, 3004.  The revenue increase for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 was primarily due to sales growth in PAs, transmit modules and cellular transceiver chipset for GSM/EDGE applications as well as an increase in sales volume of PAs for WCDMA applications.  These increases were partially offset by a $5.0 million payment to a customer during the first quarter of fiscal 2006 which compensated the customer for certain supplemental development engineering and marketing expenses that it incurred due to our delays in delivering the POLARIS™ TOTAL RADIO™ module for one of the customer's handset models.  The payment was accounted for as a reduction in revenue in accordance with FASB EITF Bulletin 01-9.  In addition, as discussed above, revenue for the six months ended September 30, 2004 was negatively impacted by sequential reductions in sales volume to GSM handset manufacturers located in Asia.

International shipments (based on the "bill to" address of the customer) were $143.3 million and accounted for 81.0% of revenue for the three months ended September 30, 2005, compared to $125.6 million, or 84.2% of revenue, for the three months ended September 30, 2004.  For the six months ended September 30, 2005 international shipments were $271.7 million, or 80.8% of revenue, compared to $256.7 million, or 81.5% of revenue, for the six months ended September 30, 2004.

GROSS PROFIT
Gross profit for the three months ended September 30, 2005 increased to $63.7 million, or 36.0% of revenue, compared to $49.1 million, or 32.9% of revenue, for the three months ended September 30, 2004.  The increase in gross profit for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was the result of sales growth in PAs, transmit modules and cellular transceiver chipsets for GSM/EDGE applications as well as an increase in sales volume of PAs for WCDMA applications, improved test yields and lower costs during the period for silicon wafers and surface mount devices.

For the six months ended September 30, 2005, gross profit was $118.1 million, or 35.1% of revenue, compared to $114.0 million, or 36.2% of revenue for the six months ended September 30, 2004.

We experienced gross profit improvements during the September 2005 quarter as a result of our overall sales growth and cost reduction initiatives.  These initiatives include assembly of PA modules in our internal module packaging production line in Beijing, China, improving yields across the entire supply chain with specific emphasis on final test yields, and improving capacity utilization rates.

The following factors will continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs of externally sourced materials and services, and (4) cost efficiencies attributable to our internal assembly operation in Beijing, China.

Additionally, our introduction of products to increase the dollar content per cellular handset will increase our overall average selling price which we expect will help offset the normal erosion of average selling price per function and the possible negative impact that the increased use of external suppliers may have on our gross profit.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three months ended September 30, 2005 were $39.5 million, or 22.3% of revenue, compared to $37.1 million, or 24.9% of revenue, for the three months ended September 30, 2004.  For the six months ended September 30, 2005, research and development expenses were $78.2 million, or 23.2% of revenue, compared to $72.5 million, or 23.0% of revenue for the six months ended September 30, 2004.  The increase year over year was primarily attributable to increased headcount and related personnel expenses, including salaries and benefits resulting from our cellular chipset development efforts and the Silicon Wave acquisition.  On May 24, 2004, we acquired Silicon Wave, and as a result, there were approximately eighteen weeks of Silicon Wave expenses included in our financial statements during the first six months of fiscal 2005.

MARKETING AND SELLING
Marketing and selling expenses for the three months ended September 30, 2005 were $12.1 million, or 6.8% of revenue, compared to $11.4 million, or 7.6% of revenue, for the three months ended September 30, 2004.  For the six months ended September 30, 2005, marketing and selling expenses increased to $24.1 million, or 7.2% of revenue, compared to $22.5 million, or 7.2% of revenue, for the six months ended September 30, 2004.  The increase for the three and six months ended September 30, 2005 was primarily due to increased headcount and related personnel expenses.  We plan to continue to make investments in marketing and selling and expect that such expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the three months ended September 30, 2005 were $6.5 million, or 3.7% of revenue, compared to $5.3 million, or 3.6% of revenue, for the three months ended September 30, 2004.  For the six months ended September 30, 2005, general and administrative expenses were $13.2 million, or 3.9% of revenue, compared to $11.2 million, or 3.6 % of revenue, for the six months ended September 30, 2004.  The increase for the three and six months ended September 30, 2005 was primarily due to increased headcount and related personnel expenses.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING (INCOME) EXPENSE
Other operating expenses for the three months ended September 30, 2005 and 2004 were $0.2 million and $0.5 million respectively.  Other operating (income) expense for the six months ended September 30, 2005 and 2004 was $(0.7) million and $7.1 million, respectively.  During the first quarter of fiscal 2006, we reversed accrued contract expense related to the discontinuation of our internal WLAN chipset development efforts.  The accrued contract expense was for a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005.  During the first quarter of fiscal 2006, the license was renegotiated to allow the technology to be used for non-WLAN related products.  During the second quarter of fiscal 2006, we incurred approximately $0.2 million of expenses related to the discontinuation of our

internal WLAN chipset development efforts, which partially offset the $1.0 million reversal of the accrued contract expense recorded in the first quarter of fiscal 2006.  During the first quarter of fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  SFAS 141 specifies that the portion of the purchase price assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date.  The in-process research and development was primarily related to a single-chip integrated circuit built on 0.13-micron complementary metal-oxide-semiconductor (CMOS) technology and designed for usage with mobile phones.  As of the valuation date, the fair value of the acquired in-process research and development was estimated to be $6.2 million, based on a discounted cash flow model.  As of September 30, 2005, the estimated cost to complete this project is approximately $2.6 million with an estimated completion date during fiscal 2007.   Also included in other operating expense for the six months ended September 30, 2004 was $0.9 million related to start-up costs associated with the expansion of the Company's test, tape and reel facility in Beijing, China to add module assembly manufacturing functions.   The start-up costs were expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

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

INTEREST EXPENSE
Interest expense was $1.0 million for the three months ended September 30, 2005, compared to $2.2 million for the three months ended September 30, 2004.  Interest expense for the six months ended September 30, 2005 and 2004 was $2.1 million and $4.4 million, respectively.  During the second quarter of fiscal 2004, we repurchased $200.0 million of the $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005 and, during the second quarter of fiscal 2005, the Company repurchased the remaining $100.0 million principal amount of its outstanding 3.75% convertible subordinated notes.  The decrease in interest expense for the three and six months ended September 30, 2005 compared to September 30, 2004 was due to the write-off of the unaccreted discounts and unamortized issuance costs as well as lower outstanding debt during the period.

INCOME TAX
Income tax expense for both the second quarter of fiscal 2006 and fiscal 2005 was $0.2 million, primarily representing foreign income taxes on international operations.  Income tax expense for the six months ended September 30, 2005 and September 30, 2004 was $0.6 million and $0.2 million, respectively, primarily representing foreign income taxes on international operations.  The effective combined domestic income tax rate was 0% for both the second quarter of fiscal 2006 and the second quarter of fiscal 2005.  Our overall tax rate for the second quarter of fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  Our overall tax rate for the second quarter of fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

The annual effective tax rate is estimated to be 15.7% for fiscal year 2006, compared to (0.9%) for fiscal year 2005.  The increase in the annual effective tax rate from fiscal year 2005 to fiscal year 2006 is due to the expiration at December 31, 2004 of a tax holiday in a particular foreign jurisdiction.  Additionally, the Company anticipates the partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which requires a reduction in goodwill instead of a reduction in tax expense.

At September 30, 2005, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $124.1 million, which will begin to expire in 2012, if unused, and state losses of approximately $133.4 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisition of Resonext Communications and Silicon Wave.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with SFAS 109, "Accounting for Income Taxes," a valuation allowance of $73.8 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $6.5 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $10.9 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of September 30, 2005, our working capital was $256.5 million, including $60.0 million in cash and cash equivalents, compared to working capital at September 30, 2004 of $319.5 million.

Operating activities for the six months ended September 30, 2005 generated $9.0 million in cash, compared to generating $27.7 million in cash for the six months ended September 30, 2004.  This year over year decrease was primarily attributable to:  (1) changes in operating assets and liabilities that resulted in a year over year increase of cash used of $14.5 million; and (2) the decrease in adjustments to net income due to the $6.2 million charge recorded in accordance with SFAS 141 during the first quarter of fiscal 2005 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  The decrease in cash provided by operating activities for the six months ended September 30, 2005 was primarily the result of an increase in accounts receivable balance, which was largely driven by an increase in sales volume over the fourth fiscal quarter of 2005 and the timing associated with the shipment of products.

Net cash provided by investing activities for the six months ended September 30, 2005 was $21.8 million, compared to $35.1 million in the prior year, due primarily to lower purchases of securities available-for-sale during the six months ended September 30, 2005.

Net cash provided by financing activities for the six months ended September 30, 2005 was $3.0 million, compared to a use of cash of $97.2 million for the six months ended September 30, 2004, due primarily to the repurchase of the $100.0 million outstanding principal amount of our 3.75% convertible subordinated notes.

COMMITMENTS AND CONTINGENCIES

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

Capital Commitments  At September 30, 2005, we had long-term capital commitments of approximately $24.0 million, consisting of approximately $20.0 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

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

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our fiscal 2005 note offering, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP.  The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of seven patents (some of which are the same as the 12 "machine vision" patents) and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees.  This case was stayed pending resolution of one of two related actions to which we are not a party.  This case was stayed before any discovery and is in its very preliminary stages.  In one of the related actions, a U.S. District Judge has ruled that claims of 14 patents (each patent being among those patents at issue in the Company's litigation) were unenforceable and claims were invalid.  On September 9, 2005, the Federal Circuit upheld the U.S. District Judge's ruling that claims of the 14 patents are unenforceable. There are four patents remaining at issue in the litigation with the Company.  We have not been notified that the stay has been lifted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on August 2, 2005.  At the meeting, our shareholders elected nine directors for one-year terms and until their successors are duly elected and qualified and ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 2006 and approved the stock option exchange program.  Pursuant to the exchange program, eligible employees would be given the opportunity to exchange certain of their outstanding stock options previously granted to them at exercise prices ranging from $5.38 to $87.50, for new options to be granted on or as soon as practicable after the first business day after expiration of the exchange program.  The exchange program expired on August 5, 2005 and new options were granted to participating employees on August 8, 2005.

Votes cast by our shareholders at the meeting were as follows:

Nominees for Director	Shares Voted in Favor	Shares Withheld
Robert A. Bruggeworth	163,684,151	4,299,033
David A. Norbury	163,749,674	4,233,480
William J. Pratt	163,754,559	4,228,595
Daniel A. DiLeo	165,982,106	2,001,048
Frederick J. Leonberger	165,902,959	2,080,195
Albert E. Paladino	163,697,047	4,286,107
Erik H. van der Kaay	165,986,179	1,996,975
Walter H. Wilkinson, Jr.	163,743,778	4,239,376
Jeffery R. Gardner	165,985,524	1,997,630

Ratification of appointment of Ernst & Young LLP:

Shares Voted in Favor	Shares Voted Against	Shares Abstaining
164,693,345	3,064,032	225,777

Stock Option Exchange Program Proposal:

Shares Voted in Favor	Shares Voted Against	Shares Abstaining	Broker Non-Votes
66,965,223	9,647,237	464,145	90,906,549
21

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
22

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: November 9, 2005
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: November 9, 2005
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

24