Form 10-Q
period 2005-12-31
RF MICRO DEVICES INC
filed 2006-02-09
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]                            Accelerated filer [  ]                                   Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

As of January 27, 2006, there were 189,384,122 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31, 2005	MARCH 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,057	$26,016
Short-term investments	71,798	134,828
Accounts receivable, net of allowances of $559 at December 31, 2005 and $566 at March 31, 2005	99,403	74,545
Inventories (Note 3)	105,627	75,090
Prepaid expenses	5,551	5,190
Other current assets	14,192	10,780
Total current assets	366,628	326,449

Property and equipment, net of accumulated depreciation of $265,044 at December 31, 2005 and $227,134 at March 31, 2005	334,985	339,624
Goodwill (Note 7)	115,911	119,694
Investment in Jazz Semiconductor, Inc.	59,265	59,265
Long-term investments	292	365
Intangible assets (Note 7)	11,306	11,316
Other non-current assets	3,544	3,033
Total assets	$891,931	$859,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,744	$44,545
Accrued liabilities	31,364	30,139
Other current liabilities	89	4,968
Total current liabilities	87,197	79,652

Long-term debt, net of unamortized discount of $3,305 at December 31, 2005 and $3,832 at March 31, 2005	226,695	226,168
Other long-term liabilities	5,062	5,876
Total liabilities	318,954	311,696

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 189,298 and 188,063 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	457,944	454,712
Additional paid-in capital	82,754	78,511
Deferred compensation	(10,781)	(10,620)
Accumulated other comprehensive income, net of tax (Note 4)	25	310
Retained earnings	43,035	25,137
Total shareholders' equity	572,977	548,050

Total liabilities and shareholders' equity	$891,931	$859,746

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004

Revenue	$207,974	$168,917

Operating costs and expenses:
Cost of goods sold	132,993	110,550
Research and development	38,650	38,848
Marketing and selling	11,906	11,971
General and administrative	6,919	6,594
Other operating expense	380	-
Total operating costs and expenses	190,848	167,963
Income from operations	17,126	954

Interest expense	(1,036)	(1,025)
Interest income	1,279	755
Other income (expense), net	55	137

Income before income taxes	17,424	821

Income tax expense (Note 6)	(2,746)	(239)
Net income	$14,678	$582

Net income per share (Note 2):
Basic	$0.08	$0.00
Diluted	$0.07	$0.00

Shares used in per share calculation:
Basic	189,236	187,384
Diluted	222,565	192,002

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004

Revenue	$544,362	$483,798

Operating costs and expenses:
Cost of goods sold	351,322	311,477
Research and development	116,824	111,337
Marketing and selling	36,041	34,510
General and administrative	20,084	17,768
Other operating (income) expense	(304)	7,056
Total operating costs and expenses	523,967	482,148
Income from operations	20,395	1,650

Interest expense	(3,129)	(5,416)
Interest income	3,092	2,936
Loss in equity method investee	-	(1,761)
Other income (expense), net	888	(17)

Income (loss) before income taxes	21,246	(2,608)

Income tax expense (Note 6)	(3,348)	(464)
Net income (loss)	$17,898	$(3,072)

Net income (loss) per share (Note 2):
Basic	$0.09	$(0.02)
Diluted	$0.09	$(0.02)

Shares used in per share calculation:
Basic	188,575	186,801
Diluted	191,678	186,801

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Cash flows from operating activities:
Net income (loss)	$17,898	$(3,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,606	42,029
Amortization	2,325	7,825
Deferred income taxes	1,353	-
Acquired in-process research and development cost	-	6,201
Foreign currency adjustments	(692)	(23)
Loss on disposal of assets, net	133	968
Loss from equity method investee	-	1,761
Amortization of deferred compensation	4,080	4,148
Changes in operating assets and liabilities:
Accounts receivable, net	(24,845)	11,085
Inventories	(30,539)	(22,006)
Prepaid expense and other current and non-current assets	(2,159)	(907)
Accounts payable and accrued liabilities	12,075	5,724
Other liabilities	(410)	(96)
Net cash provided by operating activities	26,825	53,637

Investing activities:
Purchase of property and equipment	(43,463)	(68,374)
Proceeds from sale of property and equipment	196	881
Proceeds from maturities of securities available-for-sale	173,868	276,575
Purchase of securities available-for-sale	(111,208)	(230,521)
Purchase of license	(525)	(1,112)
Purchase of business, net of cash received	(4,905)	(10,133)
Net cash provided by (used in) investing activities	13,963	(32,684)

Financing activities:
Repurchase of 3.75% convertible subordinated notes	-	(100,000)
Proceeds from exercise of stock options, warrants and employee stock purchases	3,234	3,480
Repayment of capital lease obligations	(42)	(173)
Net cash provided by (used in) financing activities	3,192	(96,693)

Net increase (decrease) in cash and cash equivalents	43,980	(75,740)
Effect of exchange rate changes on cash	61	90
Cash and cash equivalents at the beginning of the period	26,016	102,965
Cash and cash equivalents at the end of the period	$70,057	$27,315

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

Based upon the Company's re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, as short-term investments in the amount of $72.0 million as of December 31, 2004.  In addition, "Purchase of available-for-sale securities" and "Proceeds from maturities of available-for-sale securities," included in the accompanying statements of cash flows, have been revised to reflect the purchase and sale of auction rate securities for the nine months ended December 31, 2004.

Stock-Based Compensation
The Company accounts for employee stock options, employee restricted stock and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25.  For restricted shares granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the underlying shares and the market value.  Deferred compensation expense is amortized ratably over the vesting period of the shares of restricted stock.  In addition, to the

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

extent that stock options or restricted stock were subject to the stock option exchange offer discussed below, such options and restricted stock were subject to variable accounting treatment.

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

As a result of the exchange program and in accordance with the guidance of Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), the Company is required to apply variable accounting prospectively to these new options (and to any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options are exercised, cancelled or expire.  In addition, in accordance with the guidance of the FASB's EITF Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," the options that were retained by eligible employees who did not participate in the exchange program are also subject to variable accounting until the options in question are exercised, forfeited or expire unexercised.  The Company will be required to prospectively apply variable accounting to these options in this context until the Company adopts SFAS 123 (R) beginning with the first quarter of fiscal year 2007.

For the three and nine months ended December 31, 2005, the Company recognized a credit to compensation expense of approximately $0.3 million and a charge to compensation expense of $0.0 million, respectively, in the Consolidated Statements of Operations as a result of variable accounting.  If the quoted price for the Company's common stock at March 31, 2006 exceeds $5.38, variable accounting treatment will result in a charge to stock-based compensation for the fourth quarter of fiscal 2006.  If the quoted price for the Company's common stock at March 31, 2006 is at or below $5.38, there will be no charge to stock-based compensation for the fourth quarter of fiscal 2006.  The amount of the potential charge to stock-based compensation is dependent on the quoted price for the Company's common stock and the number of outstanding stock options subject to variable accounting (adjusted for exercises and cancellations), neither of which can be accurately predicted.

Beginning on April 1, 2006, the Company will prepare its financial statements in accordance with SFAS 123 (R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment will become subject to the provisions of SFAS 123 (R) and will no longer be accounted for as variable awards.

SFAS 123, "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees.  SFAS 123 provides for a fair-value-based method of accounting for employee stock options, employee stock purchase plans and similar equity instruments.  Companies that continue to account for stock-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and net income (loss) per share as if the fair-value-based method prescribed by SFAS 123 had been applied.  The Company has continued to account for stock-based compensation using the provisions of APB 25 and presents the information required by SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."

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

The Company's pro forma information follows (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
Net income (loss), as reported	$14,678	$582	$17,898	$(3,072)
Non-cash stock-based compensation included in net income (loss)	862	1,336	4,082	4,148
Pro forma stock-based compensation cost	(5,038)	(9,358)	(10,919)	(33,233)
Pro forma net income (loss)	$10,502	$(7,440)	$11,061	$(32,157)
Basic net income (loss) per share, as reported	$0.08	$0.00	$0.09	$(0.02)
Diluted net income (loss) per share, as reported	$0.07	$0.00	$0.09	$(0.02)
Pro forma basic net income (loss) per share	$0.06	$(0.04)	$0.06	$(0.17)
Pro forma diluted net income (loss) per share	$0.05	$(0.04)	$0.06	$(0.17)

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

SFAS 123 (R) is effective for public companies for annual periods that begin after June 15, 2005 and the Company will prepare its financial statements in accordance with SFAS 123 (R) beginning on April 1, 2006.  If the Company had applied the provisions of SFAS 123 (R) to the financial statements for the three and nine months ended December 31, 2005, net income would have been reduced by approximately $4.2 million and $6.8 million, respectively, based on the Black-Scholes option pricing model.  In accordance with SFAS 123 (R), companies may elect to use either the modified-prospective or modified-retrospective transition method.  The Company currently intends to use the modified-prospective transition method.   Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.

2.        NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
Numerator for basic and diluted net
income (loss) per share:
Net income (loss) available to common shareholders - Numerator for basic	$14,678	$582	$17,898	$(3,072)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	1,036	-	-	-
Net income (loss) plus assumed conversion of notes - Numerator for diluted	$15,714	$582	$17,898	$(3,072)

Denominator for basic net income (loss) per share - weighted average shares	189,236	187,384	188,575	186,801
Effect of dilutive securities:
Stock options	3,185	4,618	3,103	-
Assumed conversion of 1.50% convertible notes	30,144	-	-	-
Denominator for diluted net income (loss) per share - adjusted weighted average shares and assumed conversions	222,565	192,002	191,678	186,801

Basic net income (loss) per share	$0.08	$0.00	$0.09	$(0.02)
Diluted net income (loss) per share	$0.07	$0.00	$0.09	$(0.02)

In the computation of diluted net income per share for the three months ended December 31, 2005 and December 31, 2004, outstanding stock options to purchase approximately 18.8 million shares and 15.2 million shares, respectively, were excluded, and for the nine months ended December 31, 2005, outstanding stock options to purchase approximately 15.8 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net loss per share for the nine months ended December 31, 2004, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months ended December 31, 2005.  The computation of diluted net income per share for the nine months ended December 31, 2005 and the computation of net income (loss) per share for the three and nine months ended December 31, 2004 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the date that it committed to sell the notes was $5.78.

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

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	DECEMBER 31, 2005	MARCH 31, 2005
Raw materials	$37,106	$26,340
Work in process	47,249	32,828
Finished goods	41,687	38,375
	126,042	97,543
Inventory reserve	(20,415)	(22,453)
Total inventories	$105,627	$75,090

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains and (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2005	2004	2005	2004
Net income (loss)	$14,678	$582	$17,898	$(3,072)
Unrealized gain (loss) on marketable securities	24	90	59	(246)
Foreign currency translation gain (loss)	(76)	145	(344)	132
Comprehensive income (loss), net of tax	$14,626	$817	$17,613	$(3,186)

5.        LONG-TERM DEBT

During August 2004, the Company repurchased all of its outstanding 3.75% convertible subordinated notes due 2005.  These notes were redeemed for $100.0 million plus accrued interest of $1.9 million.  The Company also recorded a charge of $0.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in interest expense.

The Company's 1.50% convertible subordinated notes had a fair value of $210.5 million as of December 31, 2005 on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.        INCOME TAXES

Income tax expense for the third quarter of fiscal 2006 and fiscal 2005 was $2.7 million and $0.2 million, respectively, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  Income tax expense for the nine months ended December 31, 2005 and December 31, 2004 was $3.3 million and $0.5 million, respectively, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  The effective combined domestic income tax rate was 0.0% for both the third quarter of fiscal 2006 and the third quarter of fiscal 2005.  The Company's overall tax rate for the third quarter of fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the third quarter of fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

The annual effective tax rate is estimated to be 15.7% for fiscal year 2006, excluding the potential impact of variable accounting, compared to (0.9%) for fiscal year 2005.  The increase in the annual effective tax rate from fiscal year 2005 to fiscal year 2006 is due to the expiration at December 31, 2004 of a tax holiday in a particular foreign jurisdiction.  Additionally, the Company anticipates the partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which requires a reduction in goodwill instead of a reduction in tax expense.

At December 31, 2005, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $104.6 million, which will begin to expire in 2012, if unused, and state losses of approximately $114.0 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisition of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.  In accordance with SFAS 109, "Accounting for Income Taxes," a valuation allowance of $68.2 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $6.9 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $7.1 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

7.     GOODWILL AND INTANGIBLE ASSETS

On May 24, 2004, the Company completed the acquisition of Silicon Wave, Inc., a privately held San Diego-based supplier of highly integrated Bluetooth® solutions for wireless personal area networks.  The results of operations of Silicon Wave are included in the Company's consolidated financial statements as of May 25, 2004.  The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and in addition, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004 to April 1, 2006.  As of March 31, 2005, total revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006.  If the Company's revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, it will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.  Based on the current backlog and anticipated orders of these Silicon Wave products, along with the amount of materials that are in production, we do not believe that the revenue derived from these certain Silicon Wave products will exceed the $25.0 million threshold and, therefore, do not anticipate the payment of the contingent consideration for fiscal 2006.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.     GOODWILL AND INTANGIBLE ASSETS (continued)

The change in the carrying amount of goodwill for the nine months ended December 31, 2005 is as follows (in thousands):

Balance as of March 31, 2005	$119,694
Adjustments during the period	(3,783)
Balance as of December 31, 2005	$115,911

The reduction to goodwill for the nine months ended December 31, 2005 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.  The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $7.1 million at December 31, 2005.

The components of identifiable intangible assets are as follows (in thousands):

	DECEMBER 31, 2005		MARCH 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology licenses	$13,360	$5,575	$12,121	$4,777
Acquired product technology and other	7,142	3,621	7,142	3,170
Total	$20,502	$9,196	$19,263	$7,947

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

Intangible asset amortization expense was $0.4 million and $1.2 million for the three and nine months ended December 31, 2005 and $1.7 million and $5.0 million for the three and nine months ended December 31, 2004.  Amortization expense for the Company's identifiable intangible assets as of December 31, 2005 is estimated to be $0.5 million for the remainder of fiscal 2006, $1.9 million in fiscal 2007, $1.5 million in fiscal 2008, $1.3 million in fiscal 2009 and $1.2 million in fiscal 2010.

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

During the first quarter of fiscal 2006, the Company reversed accrued contract expense related to the discontinuation of its internal WLAN chipset development efforts (See Note 7 above).  In the second and third quarters of fiscal 2006 additional expenses related to the discontinuation of the Company's internal WLAN chipset development efforts totaled $0.6 million.  These expenses and credits are recorded in "Other Operating Expense" in the Company's consolidated financial statements.

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

•         Our ability to reduce costs and improve margins by implementing innovative technologies in response to declining average selling prices;

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

OVERVIEW

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of RF Micro Devices, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

We design, develop, manufacture and market proprietary radio frequency (RF) components and system level solutions for wireless communications products and applications.  We are the leading supplier of PAs, one of the most critical RF components in cellular phones.  We are also the leading manufacturer of GaAs HBT, which offers distinct advantages over other technologies for the manufacture of current- and next-generation PAs.  Our products are included primarily in cellular phones, base stations, WLANs, cable television modems and global positioning systems (GPS).  We derive revenue from the sale of standard and custom-designed products.  We offer a broad array of products including amplifiers, mixers, modulators/demodulators, single-chip transmitters, Bluetooth® products and receivers and transceivers, all of which represent a substantial majority of the products required in wireless devices.  Our goal is to be the premier supplier of low-cost, high-performance integrated circuits and solutions for applications that enable wireless connectivity.

THIRD QUARTER FISCAL 2006 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue increased by 23.1% as compared to the corresponding quarter of fiscal 2005 primarily due to sales growth in PAs, transmit modules and cellular transceiver chipsets for global system for mobile communications (GSM)/ general packet radio system (GPRS) and GSM/GPRS/Enhanced Data for Global Evolution (EDGE) applications as well as an increase in sales volume of our Bluetooth® solutions.

• Gross margin for the quarter was 36.1% as compared to 34.6% in the corresponding quarter of fiscal 2005 due primarily to overall sales growth and gross profit margin improvement initiatives, offset in part by the costs associated with the use of outsourced components in certain new products.

• Operating income for the quarter increased to 8.2% of revenue as compared to 0.6% in the corresponding quarter of fiscal 2005.

• Inventory totaled $105.6 million at December 31, 2005, resulting in 5.0 turns for the quarter as compared to $80.8 million and 5.5 turns at December 31, 2004.  The increase in inventory is primarily related to transmit modules and POLARIS™ TOTAL RADIO™ transceiver solutions in support of the increase in sales volumes we anticipate during the March quarter.

• In December 2005, we announced that our Board of Directors approved the expansion of our internal assembly operations, which are located in Beijing, China.  We believe this expansion, which is projected to be completed during our first quarter of fiscal 2007, will significantly strengthen our supply chain and reduce manufacturing costs.

• Our Board of Directors approved increasing our wafer fabrication capacity in order to meet anticipated demand.

We are expecting continued growth in shipments of our POLARIS™ TOTAL RADIO™ transceiver solutions and we are also continuing to ramp our next-generation transmit modules, which include the PA and pseudomorphic high electron mobility transistor (pHEMT) switch.  We are also anticipating continued revenue growth of our Bluetooth® solutions, driven primarily by sales into handsets, accessories and other markets.

We plan to continue to increase our total addressable market by expanding our current product portfolios for handsets and selectively introducing products for additional wireless markets that leverage our competitive strengths and core RF expertise.

REVENUE

	Three Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004	Percentage Change	2005	2004	Percentage Change

Revenue	$207,974	$168,917	23.1%	$544,362	$483,798	12.5%

Our revenue for the three months ended December 31, 2005 increased primarily due to sales growth in PAs, transmit modules and cellular transceiver chipsets for GSM/GPRS and GSM/GPRS/EDGE applications as well as an increase in sales volume of our Bluetooth® solutions.

Our revenue increase for the nine months ended December 31, 2005 was primarily due to sales growth in PAs, transmit modules and cellular transceiver chipsets for GSM/GPRS and GSM/GPRS/EDGE applications, as well as an increase in sales volume of PAs for wideband code division multiple access (WCDMA) applications and Bluetooth® solutions.

International shipments (based on the "bill to" address of the customer) were $180.7 million and accounted for 86.9% of revenue for the three months ended December 31, 2005, compared to $149.7 million, or 88.6% of revenue, for the three months ended December 31, 2004.  For the nine months ended December 31, 2005, international shipments were $452.4 million, or 83.1% of revenue, compared to $406.4 million, or 84.0% of revenue, for the nine months ended December 31, 2004.

GROSS PROFIT

	Three Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004	Percentage Change	2005	2004	Percentage Change

Gross profit	$74,981	$58,367	28.5%	$193,040	$172,321	12.0%
As a percent of revenue	36.1%	34.6%	1.5 ppt	35.5%	35.6%	(0.1)ppt

Our increase in gross profit for the three and nine months ended December 31, 2005 was the result of sales growth in PAs, transmit modules and cellular transceiver chipsets for GSM/EDGE applications, as well as an increase in sales volume of PAs for WCDMA applications, improved test yields and lower costs during the period for silicon wafers and surface mount devices.

Our cost reduction initiatives during the December 2005 quarter included increasing assembly of PA modules in our internal module packaging production line in Beijing, China, improving yields, specifically final test yields, and improving capacity utilization rates.

The following factors will continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.

RESEARCH AND DEVELOPMENT

	Three Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004	Percentage Change	2005	2004	Percentage Change

Research and development	$38,650	$38,848	(0.5)%	$116,824	$111,337	4.9%
As a percent of revenue	18.6%	23.0%	(4.4)ppt	21.5%	23.0%	(1.5)ppt

Research and development expenses for the three months ended December 31, 2005 were relatively flat as compared to the three months ended December 31, 2004 as our investments in new product development were offset by the reduction in WLAN expenses.  The increase for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was primarily attributable to increased headcount and related personnel expenses, including salaries and benefits related to our cellular chipset development efforts and the Silicon Wave acquisition.  We acquired Silicon Wave on May 24, 2004, and as a result, there were approximately thirty-one weeks of Silicon Wave expenses included in our financial statements during the first nine months of fiscal 2005.  We expect that research and development expenses will continue to increase as we introduce new products to increase our dollar content per cellular handset.

MARKETING AND SELLING

	Three Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004	Percentage Change	2005	2004	Percentage Change

Marketing and selling	$11,906	$11,971	(0.5)%	$36,041	$34,510	4.4%
As a percent of revenue	5.7%	7.1%	(1.4)ppt	6.6%	7.1%	(0.5)ppt

Marketing and selling expenses for the three months ended December 31, 2005 remained relatively unchanged as compared to the three months ended December 31, 2004.  The increase for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was primarily due to increased headcount and related personnel expenses.  We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

	Three Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004	Percentage Change	2005	2004	Percentage Change

General and administrative	$6,919	$6,594	4.9%	$20,084	$17,768	13.0%
As a percent of revenue	3.3%	3.9%	(0.6)ppt	3.7%	3.7%	-

The increase in general and administrative expenses for the three and nine months ended December 31, 2005 was primarily due to increased headcount and related personnel expenses.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING (INCOME) EXPENSE

	Three Months Ended December 31,			Nine Months Ended December 31,
(In thousands, except percentages)	2005	2004	Percentage Change	2005	2004	Percentage Change

Other operating (income) expense	$380	$-	-	$(304)	$7,056	(104.3)%
As a percent of revenue	0.2%	-	0.2ppt	(0.1)%	1.5%	(1.5)ppt

During the three months ended December 31, 2005, we incurred approximately $0.4 million of expenses related to the discontinuation of our internal WLAN chipset development efforts.  These expenses, along with $0.2 million which was recorded in the prior quarter, partially offset the $1.0 million reversal of the accrued contract expense recorded in the first quarter of fiscal 2006.

During the first quarter of fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  As of December 31, 2005, the estimated cost to complete this project is approximately $1.5 million with an estimated completion date during fiscal 2007.   Also included in other operating expense for the nine months ended December 31, 2004 was $0.9 million related to start-up costs associated with the expansion of the Company's test, tape and reel facility in Beijing, China to add module assembly manufacturing functions.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Interest expense	$(1,036)	$(1,025)	$(3,129)	$(5,416)
Interest income	1,279	755	3,092	2,936
Loss in equity method investee	-	-	-	(1,761)
Other income (expense), net	55	137	888	(17)
Income taxes	(2,746)	(239)	(3,348)	(464)

Interest Expense
Interest expenses for the three months ended December 31, 2005 remained relatively unchanged as compared to the three months ended December 31, 2004.  The decrease for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was primarily due to lower outstanding debt during the period as well as the write-off of the unaccreted discounts and unamortized issuance costs resulting from the repurchase of the remaining $100.0 million principal amount of outstanding 3.75% convertible subordinated notes during August 2004.

Loss in Equity Method Investee
Prior to our acquisition of Silicon Wave, we recorded an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004 through May 24, 2004 (the closing date of the Silicon Wave acquisition).

Income Taxes
Our annual effective tax rate is estimated to be 15.7% for fiscal year 2006, excluding the potential impact of variable accounting, compared to (0.9%) for fiscal year 2005.  The increase in the annual effective tax rate from fiscal year 2005 to fiscal year 2006 is due to the expiration at December 31, 2004 of a tax holiday in a particular foreign jurisdiction.  Additionally, we anticipate the partial recognition of certain acquired tax benefits that were subject to a valuation allowance at the time of acquisition, the realization of which requires a reduction in goodwill instead of a reduction in tax expense.

STOCK-BASED COMPENSATION

We will continue to apply variable accounting to those options outstanding at March 31, 2006 which were either deemed modified or considered replacement options as a result of our option exchange program.  If the quoted price for our common stock at March 31, 2006 exceeds $5.38, variable accounting treatment will result in a charge to stock-based compensation for the fourth quarter of fiscal 2006.  If the quoted price for our common stock at March 31, 2006 is at or below $5.38, there will be no charge to stock-based compensation for the fourth quarter of fiscal 2006.  The amount of the potential non-cash charge to stock-based compensation is dependent on the quoted price for our common stock and the number of outstanding stock options subject to variable accounting (adjusted for exercises and cancellations), neither of which can be accurately predicted.  For the purposes of comparison, if our stock price at March 31, 2006 were to remain unchanged from the closing price on February 7, 2006 ($7.01) and no options were exercised or cancelled, we estimate that the non-cash charge for stock-based compensation due to variable accounting in the quarter ending March 31, 2006 would be approximately $8.5 million.  The impact of a potential non-cash variable accounting charge would not change our tax expense.  However, the estimated annual effective tax rate would increase as a result of the potential charge.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through revenue from product sales, sales of equity and debt securities, bank borrowings and capital equipment leases.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of December 31, 2005, our working capital was $279.4 million, including $70.1 million in cash and cash equivalents, compared to working capital at December 31, 2004 of $300.0 million.

Operating activities for the nine months ended December 31, 2005 generated $26.8 million in cash, compared to generating $53.6 million in cash for the nine months ended December 31, 2004.  This year over year decrease was primarily attributable to:  (1) changes in operating assets and liabilities that resulted in a year over year increase of cash used of $39.7 million; and (2) the decrease in adjustments to net income primarily due to the $6.2 million charge recorded in accordance with SFAS 141 during the first quarter of fiscal 2005 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use.  The decrease in cash provided by operating activities for the nine months ended December 31, 2005 was primarily the result of an increase in accounts receivable balance, which was largely driven by (i) an increase in sales volume over the fourth fiscal quarter of 2005; (ii) the timing associated with the shipment of products; and (iii) an increase in the inventory balance which was primarily related to transmit modules and POLARIS™ TOTAL RADIO™ transceiver solutions in support of the increase in sales volumes we anticipate during the March quarter.

Net cash provided by investing activities for the nine months ended December 31, 2005 was $14.0 million, compared to net cash used in investing activities of $32.7 million in the prior year, due primarily to higher purchases of property, plant and equipment and securities available-for-sale during the nine months ended December 31, 2004.

Net cash provided by financing activities for the nine months ended December 31, 2005 was $3.2 million, compared to a use of cash of $96.7 million for the nine months ended December 31, 2004, due primarily to the repurchase of the $100.0 million outstanding principal amount of our 3.75% convertible subordinated notes.

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

Capital Commitments  At December 31, 2005, we had long-term capital commitments of approximately $28.7 million, consisting of approximately $27.0 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

Business Combination Contingency  We agreed to pay earn-out consideration to former Silicon Wave stockholders upon achievement of certain revenue goals for the period from April 4, 2004 to April 1, 2006.  If our revenue derived from certain Silicon Wave products for the period from April 4, 2004 to April 2, 2005 exceeded $6.0 million, we agreed to pay an aggregate cash amount equal to one-half of the revenue derived from these Silicon Wave products during that period.  As of April 2, 2005, total revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006.  If our revenue derived from certain Silicon Wave products for the period from April 3, 2005 to April 1, 2006 exceeds $25.0 million, we will pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million.  Based on the current backlog and anticipated orders of these Silicon Wave products, along with the amount of materials that are in production, we do not believe that the revenue derived from these certain Silicon Wave products will exceed the $25.0 million threshold and, therefore, do not anticipate the payment of the contingent consideration for fiscal 2006.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our fiscal 2004 note offering, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP.  The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of seven patents (some of which are the same as the 12 "machine vision" patents) and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees.  This case was stayed pending resolution of one of two related actions to which we are not a party.  This case was stayed before any discovery and is in its very preliminary stages.  In one of the related actions, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in the Company's litigation) were unenforceable and invalid.  On September 9, 2005, the Federal Circuit upheld the U.S. District Judge's ruling that claims of the 14 patents are unenforceable. On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the United States District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit.  There are four patents remaining at issue in the litigation.  We have not been notified that the stay has been lifted.

ITEM 6.   EXHIBITS

10.1	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. *

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
Date: February 9, 2006
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: February 9, 2006
/s/ Barry D. Church

Barry D. Church

Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. *

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

