Form 10-K
period 2006-04-01
RF MICRO DEVICES INC
filed 2006-05-31
CIK 911160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2006
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission file number 0-22511
RF MICRO DEVICES, INC.
(Exact name of registrant as specified in its charter)
NORTH CAROLINA
(State or other jurisdiction of incorporation or organization)
56-1733461
(I.R.S. Employer Identification No.)
7628 Thorndike Road, Greensboro, North Carolina 27409-9421, (336) 664-1233
(Address of principal executive offices, zip code and registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,053,966,464 as of September 30, 2005. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 191,376,007 shares of the registrant’s common stock outstanding as of May 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report portions of its proxy statement for its 2006 annual meeting of shareholders to be held on August 1, 2006.

RF Micro Devices, Inc.
Form 10-K
For The Fiscal Year Ended April 1, 2006

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
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
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2006 and 2005 were 52-week years and fiscal year 2004 was a 53-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year. For purposes of this Annual Report on Form 10-K, we describe each fiscal year as having ended on March 31 and the first three quarters of each fiscal year are described as having ended on June 30, September 30 and December 31.
Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.

ITEM 1.	BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and system solutions for mobile communications. Our power amplifiers (PAs), transmit modules, cellular transceivers and transceiver modules and system-on-chip (SoC) solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, wireless local area networks (WLANs), wireless personal area networks (WPANs) and global positioning systems (GPS). Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world’s leading mobile device manufacturers which deliver advanced wireless capabilities that satisfy current and future market demands.
We design and manufacture products using all the major applicable semiconductor process technologies available today. We have access to these technologies through internal and external resources. Our approach to using multiple semiconductor process technologies allows us to offer customers products that optimize trade-offs between performance and cost and fulfill their performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
Our products are purchased by essentially all of the leading handset original equipment manufacturers (OEMs) such as Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Ltd., LG Electronics, Inc., Sony Ericsson Mobile Communications, and BenQ Corporation, which together represent more than 80% of worldwide handset production. In addition, our products are purchased by leading original design manufacturers (ODMs) such as Mitsumi Electric Co., Ltd., Arima Communications Corporation, SIM Technology Group Limited, Curitel Communications, Inc. and its affiliate Pantech, Inc., Compal Electronics, Inc., Foxconn and Chi Mei Communication Systems. ODMs offer design and manufacturing services for the handset market.
We report information as one operating segment. Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2006 (Cellular, Wireless Connectivity and Infrastructure), we report information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
Our cellular business product portfolio has expanded from primarily PAs to include other radio functions. We have established ourselves in the transceiver market with our POLARIStm TOTAL RADIOtm transceiver solutions, which provide handset manufacturers with a reduced-size, highly integrated radio solution that helps reduce component count and total cost while providing superior radio performance. We believe our POLARIStm 2 TOTAL RADIOtm transceiver solution for Enhanced Data for Global Evolution (EDGE) handsets provides EDGE functionality with fewer components than competing approaches through a unique and innovative architecture called open-loop large signal polar modulation. Our POLARIStm TOTAL RADIOtm transceiver solutions for global system for mobile communications (GSM)/general packet radio system (GPRS) handsets

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
and EDGE handsets have driven the growth in our transceiver shipments. We expect that multiple GPRS and EDGE phones featuring our POLARIStm TOTAL RADIOtm transceiver solutions will launch throughout fiscal 2007.
We believe that the size and cost goals of our customers will continue to drive higher levels of integration. Our GSM/ GPRS/ EDGE products are supporting this trend by combining aluminum gallium arsenide pseudomorphic high electron mobility transistor (also referred to as GaAs pHEMT) die to perform the antenna transmit/receive switch function with the PA function in single-placement components referred to as transmit modules. During fiscal 2006, we began shipments of transmit modules and, based on current customers’ forecasts, we expect that revenue from these products will increase during fiscal 2007.
In addition, we expect volume growth in the multi-mode Wideband Code Division Multiple Access (WCDMA) market, which will increase the addressable market of our products due to the increasing RF complexity of these multi-mode handsets. A key reason for this is the fact that most WCDMA handsets operate on both GSM/ GPRS/ EDGE networks and on WCDMA networks. This results in increased semiconductor content in order to provide the transmit and receive functionality on both networks.
Our wireless connectivity business focuses on developing and producing components for WPAN, WLAN and GPS. We are experiencing increased demand for our WLAN products, which include WLAN PAs and front-end modules. We also expect revenue from our WPAN products, which consist of integrated Bluetooth® radio processors and radio modems primarily for cellular handsets and headsets, will increase during fiscal 2007. The acquisition of Silicon Wave during the first quarter of fiscal 2005 enhanced our Bluetooth® product portfolio. We have developed a highly integrated SoC Bluetooth® solution that features Enhanced Data Rate (EDR) and utilizes 0.13 micron complementary metal-oxide-semiconductor (CMOS) that will be sampled to customers in early fiscal 2007. This product consumes less power than current Bluetooth® products and, as a result of its small size, low power consumption and low materials cost, is specifically designed for mobile phone applications. We have also licensed Near Field Communications (NFC) technology for cellular handset applications, which we believe will enable handsets to perform point of sale financial transactions similar to credit cards. This technology, which we anticipate will be ready for customer sampling during the second half of fiscal 2007, provides secure wireless transactions intended to prevent fraud and minimize identity theft. We have also licensed technology that will allow us to add an FM radio receiver to a Bluetooth® SoC. This product would permit handset manufacturers to offer both Bluetooth® with EDR functionality as well as high fidelity reception of FM stereo broadcast entertainment. We expect customer samples will be available in late fiscal 2007. We also recently announced that our new software-based GPS solution is sampling to lead customers. This product enables the integration of high-performance GPS applications in handsets, wireless Personal Digital Assistants (PDAs), digital cameras, personal navigation devices and other cost-sensitive, battery-operated mobile devices.
Our infrastructure business is comprised of wireless infrastructure components, which historically have included a variety of small signal devices including adjustable gain control (AGC) amplifiers, gain blocks, multi-stage amplifiers, low noise amplifiers (LNAs) and quadrature modulators. During fiscal 2006, we introduced a family of infrastructure pre-driver PAs that leverage thermal enhancements made to our aluminum gallium arsenide heterojunction bipolar transistor (also referred to as GaAs HBT) process, enabling low distortion under linear operation. Further, we released several new small signal products including direct-conversion modulators, high dynamic range low noise amplifiers and down converter mixer designs for wireless infrastructure applications. We expect production shipments of these products to continue to grow in fiscal 2007. During fiscal 2007, we also expect to complete process development and reliability testing and release our first generation of gallium nitride (GaN) technology for RF power applications. We plan to use this new technology to design high power amplifiers (HPAs) specifically for use in cellular wireless and Worldwide Interoperability for Microwave Access (WiMax) base stations. We have transitioned a portion of our GaN semiconductor processes from our research and development facility in Charlotte, North Carolina to one of our wafer fabrication facilities in Greensboro, North Carolina, and we expect to transition the remainder of these processes during fiscal 2007.
Industry Overview
The wireless communications industry has grown rapidly as a result of technological advances, changes in telecommunications regulations and the allocation and licensing of additional radio spectrum. These factors continue to stimulate competing wireless communications businesses, the expansion of wireless services into new markets such as China, India, Africa, Eastern Europe and Latin America and the continuing development of new wireless applications and services. Higher data access speeds, multimedia capabilities, simultaneous access to multiple services and global roaming are now common features on wireless devices.
Fueling the rapid growth of the wireless communications industry are multiple telecommunications standards, such as GPRS, EDGE, Code Division Multiple Access Next Generation (CDMA-1X), WCDMA, IEEE 802.11 for WLANs and Bluetooth® technology. New

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
wireless products with improved features, such as telephones with cameras, Bluetooth® peripherals, MP3 players and GPS have contributed to the industry growth. In addition, the emergence of new communications services and technologies, such as Voice Over Internet Protocol (VOIP) and public area “hot spots” that facilitate wireless Internet connectivity through the use of WLANs, has increased the demand for wireless communication products.
The total available market for RF products is anticipated to expand as data-intensive networks enable new applications, such as gaming and video services, and as developing markets continue to emerge. Higher data rate handsets that offer higher functionality often contain multiple radios, thereby increasing the market for RF products. At the same time, lower-tier, voice-only handsets that are optimized for emerging markets are driving new subscriber growth, which is also increasing the market for RF products. In more mature markets where handset penetration is relatively high, such as Western Europe and North America, the replacement rate is increasingly important as a market driver. As more innovative products and services are introduced, the replacement rate could increase in both mature and emerging markets, driving continued market growth.
The wireless industry continues to develop new mobile devices that operate on higher data rate air interface standards and offer consumers greater functionality. Classic analog and digital communication standards used primarily for voice, such as Advanced Mobile Phone Service (AMPS), GSM, Time Division Multiple Access (TDMA) and CDMA have been replaced in the design cycle by the emergence of standards such as GPRS, EDGE, CDMA-1X, WCDMA and High Speed Downlink Packet Access (HSDPA). The handsets designed for each air interface standard generally require unique RF and baseband integrated circuit solutions, and these solutions become more complex and technically challenging as data rates increase. Similarly, IEEE 802.11 and Bluetooth® technologies are migrating to higher data transmission rates.
Given this trend, mobile device manufacturers have decreased their research and development investments in RF products and have increased their focus on newly-available functionality, such as FM radios, MP3 players, cameras, televisions, GPS, e-mail and Java-based applications, thereby increasing their reliance on RF suppliers, such as ourselves. We have continued to sharpen our focus on system-level solutions, and as a result, we expect to further expand our content in mobile devices through sales of high-performance, integrated RF products, including our single-chip complete Bluetooth® solution, our PowerStar® family of PA modules and our integrated POLARIStm TOTAL RADIOtm solutions.
Strategy
Our goal is to be the premier supplier of high-performance RF integrated components and system-level solutions for applications that enable wireless communications. To meet this goal, we have developed a strategy centered on customer relationships, technological innovation and manufacturing excellence which we believe will allow us to continue growing our dollar content within cellular handsets and expand into other wireless markets. We believe executing on our strategy will allow us to achieve better than industry average revenue and earnings growth over the long-term. The key elements are:

•	Customer Relationships. We have established excellent customer relationships with the leading OEMs and ODMs, which positions us to continue our growth. Our ability to increase dollar content within the handset and other wireless devices is driven by the early market intelligence that is shared with us by our customers. This level of trust is earned by providing the customer full support in every facet of the business. We provide our customers with world-class design and application support that is enhanced by our ability to deliver on our manufacturing commitments. We will continue to make investments to fully service the increasing needs of our customers. We believe our customers trust us to develop highly integrated solutions that in many cases have more intellectual property content than the versions previously designed by the customer. In order to increase efficiencies, decrease component count and improve profitability, our customers are reducing their supplier base to include only those with broad product offerings across multiple wireless protocols. Our customers are our top priority and our future is dependent on maintaining strong relationships with them.

•	Technological Innovation. We are technology innovators in several key areas, including circuit design, packaging technology and semiconductor process technology. Our design engineering teams focus on developing products that solve real-world problems for our customers. The products we design are becoming more integrated, and we invest in providing our design engineers with software and modeling tools to complete these more complex products. Additionally, in terms of our employees, we have focused our recruiting efforts on addressing our need for digital design expertise, system-level architecture and software development. This allows us to understand the entire cellular system and develop next generation technologies that focus on reduced size and increased performance at attractive price points. We maintain leadership in packaging technology that allows us to deliver smaller form factor and lower cost solutions to our customers. We continuously strive to make improvements in our GaAs HBT technology for PAs, and our GaAs process expertise has extended to internal development of GaAs

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006

pHEMT for switches. Through our relationship with Jazz Semiconductor, Inc. (Jazz), we invest in silicon process development designed to maximize the high-speed analog performance of silicon CMOS and silicon germanium (SiGe) devices. Other foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC), United Microelectronics Corporation (UMC) and International Business Machines Corporation (IBM), provide us with access to leading technology in silicon CMOS and SiGe. We also invest in technologies for the future, such as GaN, which we believe offers significant performance advantages over existing silicon-based technologies.

•	Manufacturing Excellence. Our world-class manufacturing capabilities allow us to respond quickly to changes in customer demand, giving us what we believe is a significant competitive advantage. We are the world’s leading manufacturer of GaAs HBT devices and are currently undertaking a 40 percent increase in our GaAs manufacturing capacity. We plan to continue making investments in GaAs HBT and GaAs pHEMT manufacturing capacity as required to meet the growing needs of our customers. Silicon manufacturing capacity is becoming increasingly important for our growth. The silicon percentage of our total shipments has grown significantly due to the production ramp of our highly integrated silicon products, including POLARIStm TOTAL RADIOtm solutions, silicon power control devices, DC-DC converters, GPS and Bluetooth® products. To address the capacity requirements for these components we have earned top-tier customer status with Jazz, TSMC, UMC and IBM. We have addressed packaging capacity by developing strong relationships with the world’s leading assembly houses. We have invested in our own internal assembly capacity to both increase our revenue and lower our cost structure. Recently, we initiated capital projects to double our internal assembly capacity, which will improve our ability to meet our customer lead times and our overall cost structure. We currently test the majority of our components at our own high-volume, low-cost test facilities. We also outsource a portion of our final product test to certain assembly houses. Finally, we are continuing to focus on reducing manufacturing cycle time. We believe that reducing manufacturing cycle time significantly improves our ability to respond to changes in customer demand and also lowers our inventory levels.
Other elements of our business strategy involve the potential acquisition of technologies, products, assets or businesses that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities.
In fiscal 2005, we completed the acquisition of Silicon Wave, Incorporated. Silicon Wave’s Bluetooth® product portfolio includes highly integrated, single-chip CMOS solutions, comprised of radio, baseband processor, processor core and memory. Our CMOS Bluetooth® solutions reduce the requirements for external flash memory and minimize the use of external RF components. Our Bluetooth® products are used in cellular handsets, headsets, PC peripherals and consumer electronics devices.
During fiscal 2003, we entered into a strategic relationship with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. As part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11 percent ownership interest. Within the strategic relationship, we obtained a committed low cost supply of wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products.
Markets
We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial applications primarily for wireless markets such as cellular handsets, base stations and WLAN equipment.
Cellular Handset In cellular applications, calls are placed through mobile devices by making a connection with a base station via RF channels.
Cellular Infrastructure Base stations are installed across an area to create wireless telecommunications networks that enable cellular telephones to communicate with one another or with wired telephones. Each base station is equipped to receive and send RF signals through an antenna to and from mobile devices.
Wireless Networking Wireless networking involves the transmission and reception of data such as e-mail, faxes, computer files and Internet content by desktop and portable computers and mobile devices via RF links rather than wired lines.
Other Markets In the wireless market, we supply components for wireless local loop systems, cordless telephony, portable gaming systems, industrial radios, satellite radio, GPS, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems. We also market various components for satellite, microwave communications and certain wired applications.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Manufacturing, Packaging and Testing
Our quality management system is registered to ISO 9001 and our environmental management system is registered to ISO 14001:2004. This means that a third party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 150 countries. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing and the ISO 14001:2004 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs.
For the majority of our products, the production process begins with GaAs or silicon wafers. Most GaAs products incorporate a transistor layer that is grown on the wafer using a molecular beam epitaxy (MBE) process in our MBE facility. These wafers are sent to our wafer fabrication facility where we isolate the transistor layer and interconnect the transistors according to the circuit design. The wafers are then singulated into individual die. A die is a rectangular piece of semiconductor material upon which electronic circuitry has been created. The circuitry determines the specific function that the die is intended to perform and is connected to the outside world by means of a microelectronic package and small wires. Semiconductor die are manufactured while still part of the wafers, which range in diameter from 100-300mm. The circuitry is printed on the wafers using microscopic imaging technology and thin films of deposited materials. Upon completion of the manufacturing process, die are cut individually from the wafer and must be assembled, or packaged, and then the final product must be tested. Packaging can come in the form of either a simple lead frame package or a more complicated multi-chip module. Our products are 100 percent parametric tested based on the product specifications and, after testing, are prepared for shipment through a tape and reel process.
We have one MBE facility for the manufacture of our GaAs devices, which is located in Greensboro, North Carolina. We have two GaAs wafer fabrication facilities located in Greensboro, North Carolina. During fiscal 2006, we manufactured substantially all of our GaAs HBT products at these fabrication facilities. Our first wafer fabrication facility is a four-inch wafer production facility and our second wafer fabrication facility is a six-inch wafer production facility. In fiscal 2007, we plan to complete an $80.0 million expansion of our wafer fabrication facilities that is expected to increase our wafer manufacturing capacity by approximately 40% as compared to levels at the end of fiscal 2006. This project is currently scheduled to be completed in the third quarter of fiscal 2007 and will enable us to meet continued growth in wireless markets using our GaAs HBT and GaAs pHEMT process technologies and will also enable capacity for our future GaN production. This expansion is also expected to reduce our cost per wafer and increase our internal GaAs pHEMT capacity, which is an important technology for our transmit and front-end modules for both our cellular and wireless networking markets.
Our original GaAs HBT process technology was licensed to us by Northrop Grumman Space Technology (formerly TRW Space & Electronics, Inc.) (Northrop) in 1996 to design and manufacture products for commercial wireless applications. The GaAs HBT and MBE trade secrets were licensed on a perpetual basis, while the patent rights covered by the license agreement expire at various times between March 2007 and July 2016. The license agreement provides that Northrop will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with Northrop any modifications or improvements that we make in the technology or the products developed therefrom, and to grant Northrop a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement because of a default by either party, our rights to Northrop’s technologies would cease. We are continually improving our GaAs HBT processes and manufacture substantially all of our own GaAs HBT products at our wafer fabrication facilities.
We also are continuing to explore additional process technologies. We expect to release our first generation of GaN process technology during fiscal 2007 with which we plan to design HPAs specifically for use in cellular wireless and WiMax base stations.
We currently use several external assembly suppliers, as well as our internal assembly facility in Beijing, China, to package and assemble our products. In fiscal 2006, we announced the expansion of our internal assembly operations. The expansion, which is expected to be online during the second quarter of fiscal 2007, is expected to increase our internal assembly capacity by over 100% as compared to our internal assembly capacity at the end of fiscal 2006. We believe that by increasing our internal assembly capacity, we will strengthen our supply chain and reduce manufacturing costs, thereby contributing to our ongoing initiatives to increase our profitability. We also believe that the increased use of our internal assembly operation will result in better inventory management. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina and Beijing, China, and we also utilize contract suppliers and partners in Asia to test our products.
All of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 series specifications, which mean that their operations have in each case been determined by auditors to comply with certain

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality. These contractors typically provide us with per-unit pricing.
During fiscal 2007, we will continue to focus on manufacturing cost reductions and internal manufacturing capability in order to maximize potential growth and profitability.
Products and Applications
We offer a broad range of standard and custom-designed RF components and system-level solutions. Custom-designed products are usually developed for volume production orders from large OEMs. Custom products are normally manufactured on an exclusive basis for a negotiated period. We attempt to convert custom products into standard products in order to broaden our customer base and leverage our design and product expenditures. Our RF component products and our system-level solutions represented approximately 80% and 20%, respectively, of our total fiscal 2006 revenue.
RF Component Products
PAs — PAs provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. PAs operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. When combined with the transmit switch function, the component is referred to as a transmit module or front-end module.
Gain Blocks (General Purpose Amplifiers) — Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal’s strength has been diminished by processing through a filter or other component.
Low-Noise Amplifiers/ Mixers (Front-Ends and Mixers) — A low-noise amplifier is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low microvolt levels and amplifies the signals by a factor of approximately 10 to 1,000 with the addition of as little interference as possible. Low noise amplifiers are commonly integrated into circuits with mixers (also referred to as “down-mixers” or “down converters”), and this combination generally is referred to as a “receiver front-end.” Mixers accept the filtered output from the low-noise amplifiers, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency (IF) signal, which is easier to process.
Quadrature Modulators/ Demodulators — Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with a RF signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received RF signals and recovering the embedded digital information for further processing.
Other
Our other component products consist of IF components, attenuators and switches, voltage controlled oscillators and linear cable television amplifiers.
System-Level Solutions
Cellular Transceivers — Our cellular transceiver solutions for cellular systems combine a highly integrated radio transceiver with PA, switch and filtering for operation under the GSM, GPRS and EDGE interface standards. This family of products provides handset manufacturers the benefits of reduced component count, small size and exceptional RF performance at a lower cost of implementation.
Bluetooth® Radio Processors, Radio Modems and Software — Bluetooth® technology is an open specification for short-range wireless communication of voice and data between devices such as mobile phones, wireless headsets, personal computers, PDAs and other portable devices. Our family of single-chip Bluetooth® devices and software provides a complete solution for manufacturers who wish to integrate Bluetooth® technology into their products.
Global Positioning System Receiver/ Chipset — A GPS receiver processes signals from visible GPS satellites broadcasting RF navigation information. The GPS receiver works with a wide variety of end products including handheld, marine and in-vehicle automotive devices. A GPS chipset enables systems to receive signals from GPS satellites using signal-processing techniques that produce highly accurate, smoothed navigation data.
Raw Materials
We purchase numerous production component parts, such as passive components, and substrates from external suppliers. We currently use independent foundries to supply all of our silicon-based requirements and a portion of pHEMT product requirements. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. In order to alleviate our dependence on external suppliers, we are integrating into our semiconductor die the functionality formerly fulfilled by externally sourced components. However, we continue to

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
aggregate additional functionality and technologies into our products and this could increase our dependence on external suppliers for components.
Customers
Sales to our largest customers, Nokia and Motorola, were approximately $289.9 million and $152.9 million, respectively, in fiscal 2006, which represented approximately 38 percent and 20 percent, respectively, of our revenue.
During fiscal 2006, we continued to diversify our customer base and we expect that customer diversification will continue in fiscal 2007 as we continue to diversify our business into markets outside handsets.
Sales and Marketing
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales channels based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives and distributors to keep them informed of and educated about our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, such as product announcements, catalogs, brochures and magazine articles in trade and other publications, and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world. During fiscal 2006, we continued to add resources to help us to sell system-level solutions, such as Bluetooth® products and POLARIStm TOTAL RADIOtm solutions, which are more complex and require higher levels of technical expertise from our sales employees in order to integrate with our customers’ handsets.
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
Research and Development
Our research and development efforts are focused primarily on developing new products and new manufacturing technologies. We currently operate design centers that are located throughout the world, in addition to our design engineering headquarters in Greensboro, North Carolina.
Our design staff is continually developing solutions for new and emerging wireless applications. Our research and development activities include not only new circuit designs, but also the development and refinement of proprietary design tools and models to facilitate new product development. Moreover, we are continually evaluating new circuits and emerging semiconductor process technologies to meet our customers’ future wireless equipment needs and to augment our Optimum Technology Matching® strategy. As part of this strategy, we utilize multiple semiconductor process technologies in order to offer our customers products that best meet their performance, cost and time-to-market requirements. Our Advanced Development Group focuses on next-generation technologies in the areas of design, packaging, semiconductor processes and radio systems architecture. The purpose of this group is to develop innovative technologies prior to our customers’ needs and to allow our product development cycles to be more repeatable, which often results in the commercialization of new technologies.
In fiscal 2006, 2005 and 2004, we incurred approximately $168.9 million, $156.5 million and $128.2 million, respectively, in research and development expenses. We do not separately account for customer-sponsored research and development expenses from research and development expenses paid directly by us.
The market for our products is characterized by rapid changes in product designs and the emergence of new technologies. Because the demand by customers for continual improvements in product performance is expected to continue, we believe that our future success depends in part on our ability to design products using emerging technologies that meet the cost and performance parameters of our customers. Moreover, we believe that we must be able to continue to attract and retain qualified research and development personnel.
Competition
We face competition from several companies engaged in the business of designing, manufacturing and selling RF components, as well as suppliers of module products and total systems solutions. We also experience competition for products manufactured using GaAs HBT process technology from companies that have or may develop GaAs HBT or other fabrication processes.
The industry is characterized by rapid advances in technology and new product introductions. Our competitiveness depends on our ability to improve our products

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
and processes faster than our competitors, anticipate changing customer requirements, and successfully develop and launch new products, while reducing our cost. Our competitiveness is also affected by the quality of customer service, technical support and our ability to design customized products that address each customer’s particular requirements within the customer’s cost limitations. Many of our current and potential competitors have entrenched market positions, established patents, copyrights and other intellectual property rights and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Further, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do.
Intellectual Property
It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own 92 U.S. patents bearing on RF communications and related circuits and semiconductor processes, the earliest of which will expire in 2015. Additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents. Issued patents can be found to be invalid or unenforceable under numerous legal principles.
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
We have been named a defendant in a patent infringement lawsuit filed on August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and invalid. On September 9, 2005, the Federal Circuit upheld the U.S. District Judge’s ruling that claims of the 14 patents are unenforceable. On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the United States District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit. There are four patents remaining at issue in the litigation. We have not been notified that the stay has been lifted.
We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued U.S. patents. On these occasions, we have attempted to investigate thoroughly the underlying issues and determine whether design changes or patent licenses were appropriate.
Seasonality
Sales of our products are subject to seasonal fluctuation with sales historically strongest in our third fiscal quarter and weakest in our fourth fiscal quarter. However, in our fiscal 2006 fourth quarter, we achieved increased sales of transceiver modules and transmit modules as well as PA market share gains, which offset our typical seasonality. The seasonality of our sales reflects seasonal demand fluctuations for the products that incorporate RF components and system-level solutions, such as mobile handsets. If anticipated sales or shipments do not occur when expected, expenses and inventory levels in that quarter can be disproportionately high, and our results of operations for that quar-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
ter, and potentially for future quarters, may be adversely affected.
Backlog
Due to industry practice and our experience, we do not believe that backlog as of any particular date is indicative of future results. Our sales are the result of consumption of custom products from consigned inventory held by our customers and from purchase orders for delivery of standard and custom products. The quantities projected for consumption of consigned inventory, quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the customer’s needs.
Employees
At April 30, 2006, we had 3,011 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, product design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our current employee relations are good.
Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

Year Ended March 31,	2006	2005	2004

Sales:
United States	$113,200	$102,152	$121,441
International	657,047	532,052	529,938
Long-lived assets:
United States	$303,358	$305,988	$262,707
International	37,935	33,636	17,649
Of our total revenue for fiscal 2006, approximately 15 percent was for customers in the United States, 21 percent for customers in China, 17 percent for customers in Europe, 15 percent for customers in Singapore, 12 percent for customers in Taiwan and 11 percent for customers in Korea. Customers in Central and South America and Japan accounted for the majority of the remaining fiscal 2006 revenue.
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Long-lived assets include property and equipment and at March 31, 2006, approximately $35.0 million (or 10.2%) of our total property and equipment was located in China.
Environmental Matters
By virtue of operating our MBE and wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations, the occurrence of which could have an adverse impact upon our capital expenditures, earnings and competitive position. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. We are an ISO 14001:2004 certified manufacturer with a comprehensive Environmental Management System (EMS) in place in order to assure control of the environmental aspects of the manufacturing process. EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance.
We actively monitor the hazardous materials that are used in the manufacture and assembly and testing of our products, particularly materials that end up in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. These efforts to reduce hazardous substances in our products have positioned us well to meet the various environmental restrictions on product content throughout the world, such as the Restriction on Hazardous Substances (RoHS) directive in the European Union (EU). The RoHS directive restricts most uses of lead, cadmium, hexavalent-chromium, mercury and certain fire retardants in electronics put on the market after July 1, 2006. As of March 31, 2006, the conversion of products targeted for RoHS compliance has been completed.
There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal year 2007 or fiscal year 2008.
Access to Public Information
We make available, free of charge through our website (http://www.rfmd.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission (SEC). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:
Investor Relations Department
RF Micro Devices, Inc.
7628 Thorndike Road
Greensboro, NC 27409-9421
In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also read and copy any documents that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
ITEM 1A.    RISK FACTORS
This 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including variability in quarterly operating results, the rate of growth and development of wireless markets, risks associated with the operation of our wafer fabrication facilities, molecular beam epitaxy facility, our assembly facility and our test and tape and reel facilities, our ability to attract and retain skilled personnel and develop leaders, variability in production yields, our ability to reduce costs and improve gross margins by implementing innovative technologies, our ability to bring new products to market, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, dependence on a limited number of customers and dependence on third parties. These and other risks and uncertainties, which are described in more detail below, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.
Our industry’s technology changes rapidly and we depend on the development and growth of the wireless markets.
We depend on the development and growth of markets for wireless communications products and services. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop. In particular, in fiscal 2006, the market adoption of EDGE, the execution on our product development efforts, and the success of our customers with EDGE-based products was a significant factor in our revenue growth. In fiscal 2007, the continued growth of our POLARIStm TOTAL RADIOtm transceiver solutions, our next-generation transmit modules and Bluetooth® solutions will be significant factors in our revenue growth.
We supply RF components and system-level solutions primarily for wireless applications. The wireless markets are characterized by frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of integrated circuits that are superior to the products we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.
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
We face risks associated with the operation of our manufacturing facilities.
We operate one MBE facility and two wafer fabrication facilities. We currently use several international and domestic assembly suppliers, as well as our internal assembly facility in Beijing, China, to assemble our products. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina, and Beijing, China, and we also utilize contract suppliers and partners in Asia to test our products.
A number of factors will affect the future success of our facilities, including the following:

•	demand for our products;
•	our ability to expand our facilities in a timely manner with acceptable yields;
•	our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;
•	our ability to qualify our facilities for new products in a timely manner;
•	the availability of raw materials, including GaAs substrates, and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;
•	our manufacturing cycle times;
•	our manufacturing yields;

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006

•	the political and economic risks associated with the increased reliance on our assembly, test and tape and reel operation in Beijing, China;
•	our reliance on one qualified MBE facility;
•	the location of our two wafer fabrication facilities in the same geographic area;
•	our ability to hire, train and manage qualified production personnel;
•	our compliance with applicable environmental and other laws and regulations; and
•	our ability to avoid prolonged periods of down-time in our facilities for any reason.
We face challenges managing the expansion of our employee base.
To manage our growth effectively, we must:

•	develop leaders for key business units and functions;
•	expand our presence in international locations and adapt to cultural norms in foreign locations;
•	train and manage our employee base; and
•	attract and retain qualified people with experience in RF engineering, integrated circuit design, software and technical marketing and support.
Competition for these technical resources is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly, test and tape and reel partners. Our systems, networks, software tools, or procedures may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results and success may also depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.
We depend heavily on third parties.
We purchase numerous component parts, such as pHEMT die and passive components, as well as substrates and silicon-based products, from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs.
We currently use several external manufacturing suppliers, as well as our internal manufacturing facilities in Beijing, China, for assembly, test and tape and reel requirements. All of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 standards. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.
We currently have manufacturing capabilities in Greensboro, North Carolina and Beijing, China, and we also utilize contract suppliers and partners in Asia. We expect to increase our reliance on our Beijing facility as well as our utilization of contract suppliers and partners in Asia in order to minimize the movement of inventory, which improves cycle time and results in lower levels of inventory.
Our operating results fluctuate.
Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;
•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;
•	the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;
•	our ability to achieve cost savings and improve yields and margins on our new and existing products;
•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;
•	our ability to efficiently utilize our capacity in response to customer demand;
•	our ability to successfully complete the ongoing efforts of certain cost-reduction actions; and
•	our ability to successfully integrate and realize expected synergies from our acquisitions.
It is likely that our future operating results will be adversely affected by the factors set forth above or other factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.
Our operating results could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments which could significantly affect our results of operations. In particular, beginning in our first quarter of fiscal 2007, the calculation of share-based

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
compensation expense under SFAS 123(R) will require us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means under applicable accounting principles to compare and adjust or expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, marketing and selling expenses, general and administrative expenses, and our tax rate.
If we experience poor manufacturing yields, our operating results may suffer.
Our products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our products, which primarily consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing (logistics) yield is a combination of yields across the entire supply chain including wafer fabrication, assembly, and test yields.
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
We seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected. During fiscal 2006, we improved our final test yields and during fiscal 2007, we expect to focus additional efforts on improving our total logistics yield.
We depend on a few large customers for a substantial portion of our revenue.
Historically, a substantial portion of our revenue has come from large purchases by a small number of customers and we expect that trend to continue. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base.
We typically manufacture custom products on an exclusive basis for individual customers for a negotiated period of time. The concentration of our revenue with a few large customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.
Our operating results are dependent on our GaAs HBT process technology and demand for our GaAs HBT products.
Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using GaAs HBT process technology. Our dependence on GaAs HBT products could have an adverse effect on our operating results in the future. Competitors offer their own GaAs products, which can adversely affect our selling prices. Also, new process technologies are being developed, and one or more of these processes could have characteristics that are superior to GaAs HBT. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs HBT components or otherwise adversely affect our operating results.
We depend on our exclusive license from Northrop for our GaAs HBT technology. If the license is terminated for breach of contract or if it were determined that products made with this technology infringed on a third party’s intellectual property rights, our operating results would be adversely affected. Northrop made no representation to us about whether the licensed technology infringed on the intellectual property rights of anyone else.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
We operate in a very competitive industry and must continue to implement innovative technologies and increase capacity utilization in order to reduce costs and improve margins.
We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF components and system-level solutions, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. Customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. In order to improve our margins, we need to reduce our costs by making continual operational improvements to reduce cycle time, increase capacity utilization and improve test yields. Our inability to meet these objectives could have an adverse effect on our operating results.
Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEM’s, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.
Our operating results are substantially dependent on development of new products.
Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have upon occasion experienced delays in completing the development and introduction of new products at times in the past, including during fiscal 2006. Our successful product development depends on a number of factors, including the following:

•	the accuracy of our prediction of market requirements and evolving standards;
•	acceptance of our new product designs;
•	the availability of qualified product designers;
•	our timely completion and execution on the product designs and ramp of new products according to our customer needs with acceptable manufacturing yields;
•	acceptance of our customers’ products by the market; and
•	our ability to successfully design, develop, manufacture and integrate new components, such as pHEMT switches and filters, to increase our product content.
We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we likely will not reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenues by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customers’ products.
We are subject to risks from international sales and operations.
We operate globally with sales offices and research and development activities as well as manufacturing, assembly and testing facilities in multiple countries. As a result, we are subject to risks and factors associated with doing business outside the United States. Global operations involve inherent risks that include currency controls and fluctuations as well as tariff, import and other related restrictions and regulations.
Sales to customers located outside the United States accounted for approximately 85 percent of our revenue in fiscal 2006. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.
The majority of our assembly, test and tape and reel vendors are located in Asia. This subjects us to regulatory, geopolitical and other risks of conducting business outside the United States. We do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international manufacturing suppliers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.
In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occur in the United States or other locations, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Major health concerns could also ad-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
versely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.
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
We rely on intellectual property and face claims of infringement.
Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. The wireless industry is subject to frequent litigation, often regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology covered by the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all.
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
We may be subject to other lawsuits and claims relating to our products.
We cannot be sure that third parties will not assert product liability or other claims against us, our customers or our licensors with respect to existing and future products. Any litigation to determine the validity of any third party’s claims could result in significant expense and liability to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor or covered by insurance.
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
The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, positive or adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, introduction of new products by us or our competitors, transactions by corporate insiders and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly af-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
fected the market prices for many high technology companies. These broad market fluctuations may materially and adversely affect the market price of our common stock.
Future sales of shares could have an adverse effect on the market price of our common stock.
Sales of substantial amounts of common stock in the public market or the prospect of such sales could adversely affect the market price for our common stock and our ability to raise equity capital in the future. At May 22, 2006, we had outstanding a total of 191,376,007 shares of common stock. As of March 31, 2006, options to purchase approximately 22.4 million shares of common stock were outstanding under our formal stock option plans for employees and directors, with a weighted average exercise price of $7.36 per share and a weighted average remaining contractual life of 6.3 years. Of these, options to purchase 15.4 million shares were exercisable at March 31, 2006, at a weighted average exercise price of $7.98 per share.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not Applicable.

ITEM 2.	PROPERTIES.
We currently lease all of our facilities with the exception of our second wafer fabrication facility and our assembly, test and tape and reel facility in Beijing, China.
We lease two office buildings, suites in three other office buildings and one storage facility in Greensboro, North Carolina. Adjacent to our office facilities are our two wafer fabrication facilities and our research and development packaging facility. We believe these facilities are suitable and adequate for our present purposes, and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities.
We lease two additional facilities in Greensboro, North Carolina. One facility houses our MBE wafer starting material production operations and the other facility houses our RF test and tape and reel operations. As noted above, we own an assembly, test and tape and reel facility in Beijing, China. We believe our MBE facility and test and tape and reel operations in North Carolina and China are suitable and adequate for our present purposes and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities. During fiscal 2007, we are planning to expand our manufacturing operations to ensure that these facilities remain adequate.
We also lease space for our design centers in San Diego, Scotts Valley, Irvine and Carlsbad, California; Cedar Rapids, Iowa; Boulder, Colorado; Chandler, Arizona; Boston, Massachusetts; Pandrup, Denmark; Calgary, Canada; and Charlotte, North Carolina. In addition, we lease space for sales and customer support centers in San Diego, California; Reading, England; Oulu, Finland; Toulouse, France; Seoul, South Korea; Taipei, Taiwan; Shenzhen and Beijing, China; and Tokyo, Japan. In the opinion of our management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.	LEGAL PROCEEDINGS.
We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven pat-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
ents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and invalid. On September 9, 2005, the Federal Circuit upheld the U.S. District Judge’s ruling that claims of the 14 patents are unenforceable. On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the United States District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit. There are four patents remaining at issue in the litigation. We have not been notified that the stay has been lifted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the Nasdaq National Market under the symbol “RFMD.” The table below shows the high and low bid quotations of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of May 22, 2006, there were 2,171 holders of record of our common stock.

	High	Low

Year Ended March 31, 2006
First Quarter	$5.55	$3.77
Second Quarter	7.06	5.32
Third Quarter	6.25	4.81
Fourth Quarter	8.91	5.32
Year Ended March 31, 2005
First Quarter	$9.18	$7.05
Second Quarter	7.48	4.66
Third Quarter	7.79	6.10
Fourth Quarter	6.97	5.09
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006

ITEM 6.	SELECTED FINANCIAL DATA.

Fiscal Year Ended March 31,	2006		2005	2004	2003	2002

(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$770,247		$634,204	$651,379	$507,819	$369,308
Operating costs and expenses:
Cost of goods sold	501,224	(1)	417,079	405,008	325,168	248,965
Research and development	168,858	(1)	156,464	128,152	101,736	74,445
Marketing and selling	52,121	(1)	47,409	45,226	36,833	28,993
General and administrative	29,589	(1)	25,053	21,135	18,364	14,224
Other operating expenses	(251)		49,469 (2)	9,785 (3)	13,961	20,886 (5)

Total operating costs and expenses	751,541		695,474	609,306	496,062 (4)	387,513 (6)

Income (loss) from operations	18,706		(61,270)	42,073	11,757	(18,205)
Interest expense	(4,188)		(6,506)	(12,865)	(24,433)	(17,195)
Interest income	4,354		4,018	3,463	5,545	12,166
Other income (expense), net	1,339		(1,706)	(2,478)	(1,954)	(4,179)

Income (loss) before income taxes	20,211		(65,464)	30,193	(9,085)	(27,413)
Income tax (expense) benefit	(3,881)		(581)	(485)	(250)	6,829

Net income (loss)	$16,330		$(66,045)	$29,708	$(9,335)	$(20,584)

Net income (loss) per share:
Basic	$0.09		$(0.35)	$0.16	$(0.05)	$(0.12)

Diluted	$0.08		$(0.35)	$0.15	$(0.05)	$(0.12)

Shares used in per share calculation:
Basic	188,832		186,985	184,974	172,706	165,827

Diluted	192,781		186,985	213,272	172,706	165,827

As of March 31,	2006	2005	2004	2003		2002

Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,588	$26,016	$102,965	$83,172		$135,798
Short-term investments	68,949	134,828	224,880	173,437		208,376
Working capital	299,544	246,797	426,898	315,081		421,052
Total assets	935,443	859,746	988,016	932,825	(4)	729,000	(6)
Long-term debt and capital lease obligations, less current portion	226,876	226,168	324,686	296,476		294,417
Shareholders’ equity	599,357	548,050	603,138	557,400	(4)	389,685	(6)

(1)	During the fourth quarter of fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of our option exchange program. This expense was recorded directly in cost of goods sold ($2.8 million), research and development ($10.9 million), marketing and selling ($3.9 million), and general and administrative expenses ($2.3 million).

(2)	During the fourth quarter of fiscal 2005, a non-cash asset write-off was recorded relating to the discontinuation of the WLAN chipset development efforts in the amount of $42.4 million. See Note 10 to the Consolidated Financial Statements. During the first quarter of fiscal 2005, we recorded a $6.2 million charge for acquired in-process research and development associated with the Silicon Wave acquisition that we determined had no alternative future use. See Note 7 to the Consolidated Financial Statements.

(3)	During the fourth quarter of fiscal 2004, a non-cash asset impairment charge was recorded in the amount of $7.7 million. See Note 11 to the Consolidated Financial Statements.

(4)	Fiscal 2003 includes the effects of the merger with Resonext Communications, Inc. See Note 7 to the Consolidated Financial Statements.

(5)	During the quarter ended June 30, 2001, we recognized an impairment charge totaling $6.8 million related to assets to be held and used, as well as to be disposed of.

(6)	Fiscal 2002 includes the effects of the merger with RF Nitro Communications, Inc. and the acquisition of the global positioning system (GPS) development operations of International Business Machines Corporation (IBM).

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.
OVERVIEW
Company
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance RF components and system solutions for mobile communications. Our PAs, transmit modules, cellular transceivers and transceiver modules and SoC solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, WLANs, WPANs and GPS. Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world’s leading mobile device manufacturers which deliver advanced wireless capabilities that satisfy current and future market demands.
We design and manufacture products using all the major applicable semiconductor process technologies available today. We have access to these technologies through internal and external resources. Our approach to using multiple semiconductor process technologies allows us to offer customers products that optimize trade-offs between performance and cost and fulfill their performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
Business Segments
We report information as one operating segment. SFAS 131 established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2006 (Cellular, Wireless Connectivity and Infrastructure), we report information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
2006 Management Summary
The Company’s key financial results for the fiscal year ended March 31, 2006, are as follows:

•	Our net income per diluted share was $0.08, compared to a net loss per diluted share of ($0.35) for fiscal 2005.
•	Our revenue increased 21.5% in fiscal 2006 to $770.2 million as compared to $634.2 million in fiscal 2005. This increase was primarily due to sales growth in PAs, transmit modules and our POLARIStm TOTAL RADIOtm transceiver solutions for GSM/ GPRS and GSM/ GPRS/ EDGE applications, as well as an increase in sales of Bluetooth® solutions.
•	Our gross margin increased to 34.9% of revenue in fiscal 2006 from 34.2% of revenue in fiscal 2005, primarily as a result of sales growth in PAs, transmit modules, our POLARIStm TOTAL RADIOtm transceiver solutions for GSM/ EDGE applications and Bluetooth® solutions, as well as improved test yields and lower costs during the period for silicon wafers and passive components.
•	Our inventory turns decreased to 5.1 at March 31, 2006 as compared to 5.6 at March 31, 2005, primarily as a result of the increase in inventory levels necessary to support forecasted customer demand for our POLARIStm TOTAL RADIOtm transceiver solutions, transmit modules and Bluetooth® devices in fiscal 2007.
•	During the fourth quarter of fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of our option exchange program.
•	We generated positive cash flow from operations of $53.7 million for the fiscal year ended March 31, 2006.
The Company faced the following challenges and opportunities in fiscal 2006:

•	Our cellular product revenue growth outpaced the rate of growth of the handset market during fiscal 2006 through our sales of PA modules, transmit modules and transceiver modules.
•	Due to the increased demand for our products, we recently announced an expansion of our wafer fabrication facility, and we expect to have the capacity to support forecasted customer demand. The additional capacity will be incrementally placed in service throughout fiscal 2007.
•	We improved our final test yields during fiscal 2006, which contributed to our gross profit improvement.
•	We increased our cellular product portfolio to include transceiver modules, stand-alone pHEMT switches and transmit modules that incorporate pHEMT switch technology with the PA function in a single package.
•	We achieved market leadership in cellular transmit modules.
•	We achieved a leading market share in WLAN power amplifiers for applications in handsets and portable data devices.
•	During fiscal 2006, we expanded our total addressable market by introducing a family of infrastructure pre-driver PAs that leverage thermal enhancements made to our GaAs process and enable low distortion under linear operation.
•	We began sampling our software-based GPS solution to lead customers. This new product enables the integration of high-performance GPS applications in handsets, wireless PDAs, digital cameras, personal navigation devices and other cost-sensitive, battery-operated mobile devices.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
2007 Objectives and Management Expectations:
We believe the challenges and opportunities experienced in fiscal 2006 have put us in the position to increase our revenue, reduce our product costs and improve our operating income in fiscal 2007.

•	We expect continued revenue growth from the handset market through market share gains in cellular transceivers and PAs.
•	We expect continued growth in our POLARIStm TOTAL RADIOtm shipments as new handsets using our chipset solutions are introduced into the marketplace.
•	We expect the continued ramp of our POLARIStm TOTAL RADIOtm modules, which include our cellular transceivers, PAs, filters and switches for handsets. We expect the sale of these modules will increase our dollar content per handset.
•	We began sampling a highly integrated SoC Bluetooth® solution with EDR that consumes less power than current Bluetooth® products, making it particularly useful for mobile phone applications. We expect that volume production shipments of this product will commence in late fiscal 2007.
•	Our wafer fabrication facility expansion is expected to increase our wafer manufacturing capacity by approximately 40%. This expansion is expected to reduce our cost per wafer and provide available capacity to increase production of both GaAs HBT and GaAs pHEMT devices.
•	During the third quarter of fiscal 2006, we announced the expansion of our assembly operations located in Beijing, China. This expansion, which is projected to be online during the second quarter of fiscal 2007, is expected to increase our internal assembly capacity by over 100%, which should result in cost reductions and improved inventory management.
•	We expect to improve profitability during fiscal 2007 by reducing wafer costs through our wafer fabrication expansion, by reducing assembly costs through our internal assembly expansion and by improving our logistics yield across the entire supply chain.
•	We expect to incur capital expenditures in the range of $110.0 million to $130.0 million for fiscal 2007 as compared to $66.1 million in fiscal 2006 and $116.6 million in fiscal 2005, primarily for the planned expansion of our manufacturing operations.
•	During fiscal 2007, we expect to release our first generation of GaN process technology for HPAs specifically for use in cellular wireless and WiMax base stations.
We expect to continue to expand our dollar content in cellular handsets by offering best in class wireless semiconductor solutions that offer high levels of integration and a distinct product roadmap to next-generation platforms.
RESULTS OF OPERATIONS FOR FISCAL YEARS 2006, 2005 AND 2004
REVENUE

			2006 vs.		2005 vs.
			2005		2004
			Percent		Percent
(in thousands, except percentages)	2006	2005	Change	2004	Change

Revenue	$770,247	$634,204	21.5%	$651,379	(2.6)%
Our revenue increase for fiscal 2006 was primarily due to sales growth in our POLARIStm TOTAL RADIOtm transceiver solutions for GSM/ GPRS and GSM/ GPRS/ EDGE applications, as well as sales growth of transmit modules and PAs for cellular applications and Bluetooth® solutions for handsets, accessories and other markets.
In fiscal 2005, the decrease in revenue compared to fiscal 2004 was primarily the result of the decline in the U.S. market for TDMA handsets, which was not entirely offset by our market share gains in products for GSM/ GPRS/ EDGE cellular handsets.
Sales to our significant customers, as a percentage of net revenue, were as follows:

Fiscal Years Ended March 31,	2006	2005	2004

Customer 1	38%	35%	35%
Customer 2	20%	10%	11%
Customer 3	7%	8%	10%
We are expecting continued growth in shipments of our POLARIStm TOTAL RADIOtm transceiver solutions and our next-generation transmit modules, which include the PA and pHEMT switch. We are also anticipating continued revenue growth of our Bluetooth® solutions, driven primarily by sales into handsets, accessories and other markets.
We plan to continue to increase our total addressable market by expanding our current product portfolios for handsets and introducing new products for additional wireless markets that leverage our competitive strengths and core RF expertise.
International shipments were $657.0 million in fiscal 2006 (approximately 85% of revenue) compared to $532.1 million in fiscal 2005 (approximately 84% of revenue) and $529.9 million in fiscal 2004 (approximately 81% of revenue). Shipments to Asia totaled $499.4 million in fiscal 2006 (approximately 65% of revenue) compared to $385.9 million in fiscal 2005 (approximately 61% of revenue) and $374.7 million in fiscal 2004 (approximately 58% of revenue).

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
GROSS PROFIT

			2006 vs.			2005 vs.
			2005			2004
			Percent			Percent
(In thousands, except percentages)	2006	2005	Change		2004	Change

Gross profit (excluding share-based compensation expense)	$272,783	$218,083	25.1%		$247,676	(11.9)%

Share-based compensation expense	3,760	958			1,305

Total gross profit	269,023	217,125	23.9%		246,371	(11.9)%

As a percent of revenue	34.9%	34.2%	0.7	ppt	37.8%	(3.6	) ppt
Our gross profit increased in fiscal 2006 primarily as a result of our sales growth. Gross profit grew faster than sales primarily due to our cost reduction initiatives.
During the second half of fiscal 2006, our cost reduction initiatives included increasing assembly of PA modules in our internal module packaging production line in Beijing, China, improving yields, specifically final test yields, and improving capacity utilization rates.
The decrease in gross profit for fiscal 2005 was primarily attributable to lower capacity utilization, average selling price erosion and a change in our product mix from relatively higher margin TDMA products to lower margin GSM products.
As is characteristic of our industry, historically average selling prices on a per function basis have decreased. We anticipate that we will partially offset historical trends in the coming fiscal year by expanding our dollar content opportunity in cellular handsets and by increasing prices for certain products. In addition, the following factors will continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.
RESEARCH AND DEVELOPMENT

			2006 vs.			2005 vs.
			2005			2004
			Percent			Percent
(In thousands, except percentages)	2006	2005	Change		2004	Change

Research and development (excluding share-based compensation expense)	$156,597	$155,191	0.9%		$125,470	23.7%

Share-based compensation expense	12,261	1,273			2,682

Total research and development	168,858	156,464	7.9%		128,152	22.1%

As a percent of revenue	21.9%	24.7%	(2.8	) ppt	19.7%	5.0	ppt
The increase in research and development expense during fiscal 2006 was primarily attributable to the fourth quarter variable accounting charge that resulted from our option exchange program. Increases in headcount and related personnel expenses, including salaries and benefits related to our cellular chipset development efforts, were offset by the reduction in WLAN expenses resulting from the discontinuation of our internal WLAN chipset development efforts during the fourth quarter of fiscal 2005. In addition, because we acquired Silicon Wave on May 24, 2004, there were approximately 44 weeks of Silicon Wave expenses included in our fiscal year 2005 financial statements versus 52 weeks of expenses in fiscal 2006.
The increase in fiscal 2005 resulted from investments in research and development efforts to support the design of next generation EDGE and multi-mode transceivers, additional investments in modeling tools and resources to decrease our product development cycle time, new developments of semiconductor process technology and the acquisition of Silicon Wave during the first quarter of fiscal 2005.
We currently operate design centers that are located throughout the world, in addition to our design engineering headquarters in Greensboro, North Carolina.
MARKETING AND SELLING

			2006 vs.			2005 vs.
			2005			2004
			Percent			Percent
(In thousands, except percentages)	2006	2005	Change		2004	Change

Marketing and selling (excluding share-based compensation expense)	$46,589	$45,186	3.1%		$42,256	6.9%

Share-based compensation expense	5,532	2,223			2,970

Total marketing and selling	52,121	47,409	9.9%		45,226	4.8%

As a percent of revenue	6.8%	7.5%	(0.7	) ppt	6.9%	0.6	ppt
The increase for fiscal 2006 was primarily due to an increase in share-based compensation expense resulting from the fourth quarter variable accounting charge that resulted from our option exchange program. The remaining increase in fiscal 2006 was due to an increase in headcount and related personnel expenses. We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.
The increase for fiscal 2005 was due to the addition of resources to help us to sell systems solutions, such as Bluetooth® and POLARIStm TOTAL RADIOtm, as well as to integrate these products into our customers’ handsets.
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms. We have sales and cus-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
tomer support centers located throughout the world. We are continuing to focus our efforts on building the staffing and capabilities of our existing sales infrastructure and believe that our existing sales offices and customer support centers provide the geographic coverage necessary to address our product markets and customer base.
GENERAL AND ADMINISTRATIVE

			2006 vs.			2005 vs.
			2005			2004
			Percent			Percent
(In thousands, except percentages)	2006	2005	Change		2004	Change

General and administrative (excluding share-based compensation expense)	$26,117	$24,132	8.2%		$20,331	18.7%

Share-based compensation expense	3,472	921			804

Total general and administrative	29,589	25,053	18.1%		21,135	18.5%

As a percent of revenue	3.8%	3.9%	(0.1	)ppt	3.2%	0.7	ppt
The increase for fiscal 2006 was primarily due to an increase in share-based compensation expense resulting from the fourth quarter variable accounting charge that resulted from our option exchange program. The remaining increase in fiscal 2006 was due to an increase in headcount and related personnel expenses, including salaries and benefits.
The fiscal 2005 increase was due primarily to increased headcount and related personnel expenses, including salaries and benefits and increased costs related to our compliance with the Sarbanes-Oxley Act of 2002 and related regulatory requirements.
We expect that general and administrative expenses will continue to increase in absolute dollar amounts in future periods.
OTHER OPERATING (INCOME) EXPENSE

			2006 vs.			2005 vs.
			2005			2004
			Percent			Percent
(In thousands, except percentages)	2006	2005	Change		2004	Change

Other operating (income) expense	$(251)	$49,469	(100.5)%		$9,785	405.6%

As a percent of revenue	(0.0)%	7.8%	(7.8	)ppt	1.5%	6.3	ppt
During fiscal 2006, we incurred $0.7 million of expenses related to the discontinuation of our internal WLAN chipset development efforts, which was offset by a $1.0 million reversal of accrued contract expense. The accrued contract expense was for a license of intellectual property related to the chipset development efforts; however, during fiscal 2006, the license was renegotiated to allow the technology to be used for non-WLAN related products.
During fiscal 2005, we discontinued our internal WLAN chipset development efforts due to our difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. We recorded a non-cash charge of approximately $37.1 million for impairment of intangible assets, consisting of acquired technology licenses, a non-cash charge of approximately $0.9 million for the impairment of fixed assets and prepaids and cash charges of approximately $2.4 million related to severance and related payroll costs. In addition, we recorded contractual obligations related to software and license agreements of approximately $1.7 million, as well as miscellaneous accruals totaling approximately $0.3 million that was paid during fiscal 2006. See Note 10 to the Consolidated Financial Statements.
Additionally, in fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company, with the assistance of an independent valuation firm, determined had no alternative future use. As of March 31, 2006, the estimated cost to complete this project is approximately $1.1 million with an estimated completion date during fiscal 2007. Also included in other operating expense for fiscal 2005 was $0.9 million related to start-up costs associated with the expansion of our test and tape and reel facility in Beijing, China to add module assembly manufacturing functions.
Other operating expenses in fiscal 2004 were comprised of a non-cash asset impairment charge of $7.7 million that resulted from the termination of our strategic alliance with Agere. In addition, other operating expenses for fiscal 2004 included $2.1 million of depreciation expense for assets held and used related to the Agere facility.
INTEREST EXPENSE
Interest expense in fiscal 2006 was $4.2 million compared to $6.5 million in fiscal 2005. During the second quarter of fiscal 2005, we repurchased the remaining $100.0 million principal of our outstanding 3.75% convertible subordinated notes due 2005. The decrease in interest expense for the fiscal year ended March 31, 2006, compared to March 31, 2005, was primarily due to lower outstanding debt during the period.
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

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
costs. The decrease in interest expense for the fiscal year ended March 31, 2005, compared to March 31, 2004, was primarily due to lower outstanding debt during the period.
LOSS IN EQUITY METHOD INVESTEE
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
INCOME TAX EXPENSE
Income tax expense for fiscal 2006 was $3.9 million as compared to $0.6 million for fiscal 2005, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits. The effective combined domestic income tax rate was 11.7% for fiscal 2006 and 0% for fiscal 2005. Our effective tax rate was 19.2% for fiscal 2006 compared to (0.9)% for fiscal 2005. Our overall tax rate for fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance, primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures. Our overall tax rate for fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance, primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses and tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.
The annual effective tax rate is 19.2% for fiscal year 2006, compared to (0.9%) for fiscal year 2005. The increase in the annual effective tax rate from fiscal 2005 to fiscal year 2006 is due to the difference in book and tax treatment of the variable accounting charge, the expiration at December 31, 2005 of a tax holiday in a particular foreign jurisdiction and the partial recognition of certain tax benefits that were subject to a valuation allowance.
The actual annual effective tax rate of 19.2% for fiscal year 2006 is higher that the estimated annual effective tax rate for fiscal year 2006 of 15.7%. The higher than expected tax rate is primarily due to the difference in the book and tax treatment for the variable accounting charge.
At March 31, 2006, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $86.0 million, which may expire in years 2012-2025, if unused, and state losses of approximately $95.4 million, which may expire in years 2009-2025, if unused. Included in the amounts above are certain NOL and other tax attribute assets acquired in conjunction with our acquisition of Resonext and Silicon Wave. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” a valuation allowance of $64.7 million related to domestic operating losses and credit carryforwards has been established, as it is management’s opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.
The effective combined domestic income tax rate for fiscal 2005 was 0.0%. Income tax expense of $0.6 million was incurred due to taxes on our foreign subsidiaries. Income tax expense was slightly higher than the $0.5 million incurred in 2004 due primarily to an increase in activities in our foreign offices.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses. As of March 31, 2006, we had working capital of approximately $299.5 million, including $81.6 million in cash and cash equivalents, compared to working capital at March 31, 2005 of $246.8 million, including $26.0 million in cash and cash equivalents.
Cash Flows from Operating Activities
Operating activities in fiscal 2006 provided cash of $53.7 million, compared to $56.4 million provided in fiscal 2005. This decrease in cash provided by operating activities was primarily the result of (i) an increase in the inventory balance that was primarily related to transmit modules and POLARIStm TOTAL RADIOtm transceiver solutions to support the increase in sales volumes that we anticipate during the first quarter of fiscal 2007, and (ii) an increase in the accounts receivable balance, which resulted from higher revenue and a higher proportion of sales occurring at the end of the fourth quarter. This decrease in cash provided by operating activities was partially offset by (i) an increase in accounts payable due to the timing of payments to vendors and suppliers in the ordinary course of busi-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
ness, and (ii) an increase of net income in fiscal 2006 compared to fiscal 2005.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2006 was $6.1 million compared to $38.9 million in fiscal 2005. This decrease was primarily attributable to lower purchases of property, plant and equipment during fiscal 2006 which was partially offset by lower proceeds from securities available-for-sale.
While our capital expenditures totaled approximately $66.1 million during fiscal 2006, we are currently expecting to spend between $110.0 million and $130.0 million in fiscal 2007 for capacity expansion in Greensboro, North Carolina and in Beijing, China. The actual amount of capital expenditures will be dependent on whether all projects that are currently under consideration are ultimately approved by our Board of Directors and executed. We currently expect to fund our 2007 capital expenditures with cash flow from operations and may seek additional asset-based financing.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended March 31, 2006 was $7.9 million, compared to cash used of $94.5 million for the fiscal year ended March 31, 2005, due to the repurchase of the $100.0 million outstanding principal amount of our 3.75% convertible subordinated notes during fiscal 2005.
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
IMPACT OF INFLATION
Management does not believe that the effects of inflation have had a significant impact on our net sales, revenues or income from continuing operations during fiscal years 2006, 2005 and 2004.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.
COMMITMENTS
The following table summarizes our significant contractual obligations and commitments (in thousands) at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at March 31, 2006:

Payments Due by Fiscal Year Ending March 31,	2007	2008	2009	2010	2011	Thereafter	Total

Capital commitments	$53,120	$—	$—	$—	$—	$—	$53,120
Operating leases	8,679	7,689	7,235	6,615	5,987	17,359	53,564
Convertible debt	3,450	3,450	3,450	3,450	231,725	—	245,525
Purchase obligations	44,349	1,871	58	—	—	—	46,278

Total	$109,598	$13,010	$10,743	$10,065	$237,712	$17,359	$398,487

Capital Commitments
At March 31, 2006, we had capital commitments of approximately $53.1 million, consisting of approximately $41.2 million for the expansion of our wafer fabrication facilities, approximately $3.6 million for our investment in assembly capabilities as we continue to invest in our internal manufacturing process for module production packaging in Beijing, China, approximately $2.5 million related to equipment for our MBE facility, approximately $1.7 million for equipment related to our U.S. and Beijing, China, test and tape and reel facilities and the remainder for general corporate requirements.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Operating Leases
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The terms of these operating leases range from 12 months to 17 years and several have renewal options up to two 10-year periods. Several also include standard inflation escalation terms. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from two years to five years. As of March 31, 2006, the total future minimum lease payments were approximately $51.9 million related to facility operating leases and approximately $1.6 million related to equipment operating leases.
Convertible Debt
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% note offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.
Purchase Obligations
At March 31, 2006, we had contractual obligations for the purchase of goods or services totaling approximately $46.3 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements requires management to use judgments and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgments and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies, such as policies for revenue recognition; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Sales Returns Reserve. Our terms and conditions do not give our customers the right of return associated with the original sale of our product. However, we will authorize sales returns under certain circumstances, including but not limited to perceived quality problems, courtesy returns and like-kind exchanges.
We evaluate our estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. The reserve is adjusted to reflect changes in the estimated returns versus the original sale of product. Historically, our sales returns allowance has not materially fluctuated as a percent of sales and has remained at less than 1%. Establishing our sales returns reserve requires judgment by management on the nature of the returns and the timing of expected returns relative to the original sale. Additional reductions to revenue would result if actual product returns exceeded our estimates.
Allowance for Doubtful Accounts. Allowance for doubtful accounts is based on several factors, including historical experience, the current business environment and the length of time that the receivables are past their contractual due date, as well as specific customer circumstances.
Allowance for doubtful accounts has historically represented less than 1% of our sales and our accounts receivable write-offs to date have been minimal. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would have a negative impact on revenue.
Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months. The estimates of future demand that we use in the valuation of inventory are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans.
Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demands shift to new innovative products. Over the past three fiscal years 2006, 2005 and 2004, reserves impacting margins have been $4.3 million, $11.4 million, and $7.1 million, respectively. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to increase our reserves, which would have a negative impact on our gross margin.
Warranty Reserves. We establish reserves for estimated product warranty costs in the period in which the related sales are made based on historical experience as well as assessments of overall risk. Our products have a standard warranty of 12 months, however, several of our larger customers have product warranties of

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
up to 27 months against defects depending on the specific type of product. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of material or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margin would be reduced. Warranty reserves have represented less than 1% of our sales for the last three fiscal years.
Intangible Assets and Goodwill. Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. Any amounts assigned to in-process research and development are expensed immediately. The value of our intangibles, including goodwill, could be impacted by future adverse changes such as: i) any future declines in our operating results, ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, iii) significant slowdown in the worldwide economy or the semiconductor industry, or iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist.
In order to evaluate goodwill, we use certain assumptions in analyzing existing goodwill, including two generally accepted valuation methodologies: (i) the income approach — discounted cash flows, and (ii) the market approach — enterprise value and guideline company analysis. Newly acquired goodwill determinations are based on independent appraisals. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. During the fourth quarter of fiscal 2006, we completed our most recent review with the assistance of an independent valuation firm and determined that there was no impairment to our recorded goodwill. We believe, however, that unforeseen events, changes in circumstances or market conditions could create differences in the value of goodwill that could negatively affect the fair value of our assets and result in an impairment charge.
In making impairment determinations for intangible assets, we utilize estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the specific asset will be used in our operations and estimated salvage values, as well as independent valuation analysis of newly acquired intangible assets. In estimating future cash flows, we use our internal business plan as reviewed and approved by our Board of Directors. During fiscal 2005, we restructured our WLAN chipset development efforts and revised our cash flow estimates for certain intangible assets. As a result, we recorded an impairment charge to intangibles of $37.1 million.
Impairment of Long-lived Assets. We review the carrying values of all long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business, significant negative industry or economic trends, and significant changes or planned changes in our use of assets.
In making impairment determinations for long-lived assets, we utilize certain assumptions, including but not limited to: (i) estimations and quoted market prices of the fair market value of the assets; and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the asset will be used in our operations and estimated salvage values.
During fiscal 2005, we discontinued our WLAN chipset development efforts and revised our cash flow estimates for certain assets. As a result, we recorded an impairment charge to long-lived assets of $0.4 million.
During fiscal 2004, we recorded an asset impairment charge of $7.7 million related to the non-recoverable value of equipment in a strategic alliance agreement. The strategic alliance agreement was entered into during fiscal 2002 with Agere Systems, Inc. Pursuant to the agreement, we agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere’s Orlando, Florida, manufacturing facility. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere’s Orlando facility, we and Agere suspended further performance under the arrangement. As of March 31, 2004, we had invested $16.4 million and in April 2004 an agreement was reached with Agere to terminate this arrangement and transfer title to the equipment to Agere in exchange for $4.5 million in settlement of all obligations resulting from the strategic alliance. These negotiations to settle required us to evaluate our equipment for impairment. The equipment had a net book value of $12.2 million at March 31, 2004, prior to any impairment charges.
Investments. We invest in available-for-sale securities and privately-held companies. We review our invest-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
ments for impairment and make appropriate reductions in the carrying value when an other-than-temporary decline is evident.
During fiscal 2005, we recorded $0.1 million for the impairment of a $5.0 million investment in the equity of a privately-held company, for which a $4.9 million charge had been recorded in previous periods. The fiscal 2005 charge of $0.1 million reduced the value of this investment to zero. The impairment charge represented management’s best estimate of other-than-temporary decline in value. During fiscal 2006 and fiscal 2004, no impairment charges were recognized.
We review all of our investments quarterly for indicators of impairment. In making impairment determinations for investments in privately-held companies and investments in available-for-sale securities, we consider several factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, we also review the current market price for other-than-temporary declines in values. Investments in privately-held companies are inherently risky and require significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments in available-for-sale securities may require management to determine if the decline in the market value is other-than-temporary.
Share-based Compensation. We account for employee stock options, employee restricted stock and our employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For restricted shares granted at exercise prices below quoted market value, we record deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the shares of restricted stock. In addition, to the extent that stock options were subject to the stock option exchange offer referred to in Note 2 of our to Consolidated Financial Statements, such options were subject to variable accounting treatment, and as a result, during fiscal 2006, we recognized compensation expense of approximately $19.9 million. The amount of the variable charge to share-based compensation was dependent on the quoted price of $8.65 for our common stock and the number of outstanding stock options subject to variable accounting (adjusted for exercises and cancellations) at March 31, 2006.
Beginning on April 1, 2006, we will prepare our financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment will become subject to the provisions of SFAS 123(R) and will no longer be accounted for as variable awards. SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment and periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. Our selection of the implied volatility approach is based on the availability of data regarding actively-traded options on our stock as we believe that implied volatility is more representative than historical volatility. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock awards is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter will be based on awards that are ultimately expected to vest. The amount of share-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation re-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
sulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 2 of our Notes to Consolidated Financial Statements.
Income Taxes. In determining income for financial statement purposes, the Company must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
As part of its financial process, the Company must assess the likelihood that its deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. In fiscal 2006, the Company continues to provide a valuation allowance against substantially all of our U.S. deferred tax assets, net of liabilities. The Company’s judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

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
Convertible Debt and Capital Lease Obligations
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% note offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.
Because our 1.50% convertible subordinated notes due 2010 have a fixed interest rate, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the 1.50% convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. As of March 31, 2006, the 1.50% convertible subordinated notes had a fair value of $283.2 million. We would be exposed to interest rate risk if we used additional financing to fund capital expenditures. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates that we have secured in the past.
As of March 31, 2006, we did not have any capital lease obligations.
Foreign Currency Risk
We have limited exposure to currency exchange fluctuations, as we manage the sensitivity of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars. In fis-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
cal 2003, we completed the establishment of an operation in Beijing, China, where domestic sales and purchases are denominated in Renminbi. The currency exchange rate fluctuations in Renminbi are currently immaterial to our financial position, results of operations and cash flows. During the second quarter of fiscal 2006, the China government ended the direct link between the Renminbi to the U.S. dollar and changed to a more flexible exchange rate system based on a group of world currencies. This change in currency exchange rate pegging to a more flexible system increases our foreign currency risk fluctuations. We do not currently engage in foreign currency hedging transactions.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
CONSOLIDATED BALANCE SHEETS

March 31,	2006	2005

(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$81,588	$26,016
Short-term investments (Notes 2 & 4)	68,949	134,828
Accounts receivable, less allowance of $386 and $566 as of March 31, 2006 and 2005, respectively	115,715	74,545
Inventories (Notes 2 & 5)	116,782	75,090
Prepaid expenses	6,719	5,190
Other current assets	12,823	10,780

Total current assets	402,576	326,449
Property and equipment:
Land	3,206	3,206
Building	66,533	65,723
Machinery and equipment	389,347	318,196
Leasehold improvements	100,731	74,892
Furniture and fixtures	11,357	9,907
Computer equipment and software	27,492	24,693

	598,666	496,617
Less accumulated depreciation	(280,164)	(227,134)

	318,502	269,483
Construction in progress	22,791	70,141

Total property and equipment, net	341,293	339,624
Goodwill (Notes 2, 6 & 7)	117,218	119,694
Intangible assets (Notes 2 & 6)	10,849	11,316
Investment in Jazz Semiconductor, Inc. (Notes 2 & 4)	59,265	59,265
Long-term investments (Notes 2 & 4)	584	365
Other non-current assets	3,658	3,033

Total assets	$935,443	$859,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,314	$44,545
Accrued liabilities	34,458	30,139
Other current liabilities (Note 7)	260	4,968

Total current liabilities	103,032	79,652
Long-term debt, net of unamortized discount of $3,124 and $3,832 as of March 31, 2006 and 2005, respectively (Note 9)	226,876	226,168
Other long-term liabilities	6,178	5,876

Total liabilities	336,086	311,696
Commitments and contingent liabilities (Note 19)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 190,280 and 188,063 shares issued and outstanding as of March 31, 2006 and 2005, respectively	462,696	454,712
Additional paid-in capital	107,104	78,511
Deferred compensation	(12,265)	(10,620)
Accumulated other comprehensive income, net of tax	355	310
Retained earnings	41,467	25,137

Total shareholders’ equity	599,357	548,050

Total liabilities and shareholders’ equity	$935,443	$859,746

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31,	2006	2005	2004

(In thousands, except per share data)
Revenue	$770,247	$634,204	$651,379
Operating costs and expenses:
Cost of goods sold	501,224	417,079	405,008
Research and development	168,858	156,464	128,152
Marketing and selling	52,121	47,409	45,226
General and administrative	29,589	25,053	21,135
Other operating expenses (income) (Notes 7, 10, & 11)	(251)	49,469	9,785

Total operating costs and expenses	751,541	695,474	609,306

Income (loss) from operations	18,706	(61,270)	42,073
Interest expense	(4,188)	(6,506)	(12,865)
Interest income	4,354	4,018	3,463
Loss in equity method investee	—	(1,761)	(2,831)
Other income (expense), net	1,339	55	353

Income (loss) before income taxes	20,211	(65,464)	30,193
Income tax expense	(3,881)	(581)	(485)

Net income (loss)	$16,330	$(66,045)	$29,708

Net income (loss) per share:
Basic	$0.09	$(0.35)	$0.16

Diluted	$0.08	$(0.35)	$0.15

Shares used in per share calculation:
Basic	188,832	186,985	184,974

Diluted	192,781	186,985	213,272

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Total

(In thousands)
Balance, April 1, 2003	183,958	$441,077	$73,454	$(18,700)	$95	$61,474	$557,400
Comprehensive income:
Net income	—	—	—	—	—	29,708	29,708
Unrealized gain on marketable securities, net of tax	—	—	—	—	234	—	234
Foreign currency translation adjustment	—	—	—	—	170	—	170

Total comprehensive income					404	29,708	30,112

Issuance of restricted stock awards	—	—	3,542	(3,542)	—	—	—
Exercise of stock options	1,435	2,624	—	—	—	—	2,624
Issuance of common stock in connection with Employee Stock Purchase Plan	708	4,398	—	—	—	—	4,398
Issuance of common stock in connection with an asset acquisition	159	843	—	—	—	—	843
Repurchase of common stock issued in connection with Resonext merger	(3)	—	(39)	39	—	—	—
Amortization of deferred compensation	—	—	—	7,761	—	—	7,761

Balance, March 31, 2004	186,257	$448,942	$76,957	$(14,442)	$499	$91,182	$603,138
Comprehensive loss:
Net loss	—	—	—	—	—	(66,045)	(66,045)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(256)	—	(256)
Foreign currency translation adjustment	—	—	—	—	67	—	67

Total comprehensive loss					(189)	(66,045)	(66,234)

Issuance of restricted stock awards	—	—	3,135	(3,135)	—	—	—
Cancellation of restricted stock awards	—	—	(1,581)	1,581	—	—	—
Exercise of stock options	975	1,713	—	—	—	—	1,713
Issuance of common stock in connection with Employee Stock Purchase Plan	831	4,057	—	—	—	—	4,057
Amortization of deferred compensation	—	—	—	5,376	—	—	5,376

Balance, March 31, 2005	188,063	$454,712	$78,511	$(10,620)	$310	$25,137	$548,050
Comprehensive income:
Net income	—	—	—	—	—	16,330	16,330
Unrealized gain on marketable securities, net of tax	—	—	—	—	345	—	345
Foreign currency translation adjustment	—	—	—	—	(300)	—	(300)

Total comprehensive income					45	16,330	16,375

Issuance of restricted stock awards	—	—	7,670	(7,670)	—	—	—
Cancellation of restricted stock awards	—	—	(897)	897	—	—	—
Exercise of stock options	1,321	3,879	—	—	—	—	3,879
Issuance of common stock in connection with Employee Stock Purchase Plan	896	4,105	—	—	—	—	4,105
Share-based compensation for option modification			21,820				21,820
Amortization of deferred compensation	—	—	—	5,128	—	—	5,128

Balance, March 31, 2006	190,280	$462,696	$107,104	$(12,265)	$355	$41,467	$599,357

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,	2006	2005	2004

(In thousands)
Operating activities:
Net income (loss)	$16,330	$(66,045)	$29,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63,729	56,576	57,308
Amortization	2,996	9,695	13,717
Deferred income taxes	1,572	—	—
Discontinuation of WLAN chipset development efforts	—	38,048	—
Acquired in-process research and development cost	—	6,201	—
Impairment of long-lived assets	—	—	7,678
Foreign currency adjustments	(738)	(38)	123
Loss on disposal of assets	415	913	474
Loss from equity method investee and other-than-temporary decline of long-term investment	—	1,815	2,830
Share-based compensation	25,025	5,376	7,761
Changes in operating assets and liabilities:
Accounts receivable	(41,157)	11,850	(19,438)
Inventories	(39,769)	(16,303)	(964)
Prepaid expenses and other current and non-current assets	(2,534)	(6,914)	(34)
Accounts payable	23,889	10,151	6,768
Accrued liabilities	3,172	3,536	1,935
Income taxes payable/recoverable income taxes	472	247	6,334
Other long-term liabilities	284	1,249	2,899

Net cash provided by operating activities	53,686	56,357	117,099

Investing activities:
Purchase of available-for-sale securities	(124,404)	(275,278)	(373,257)
Proceeds from maturities of available-for-sale securities	189,888	363,315	319,322
Purchase of investment in Jazz Semiconductor, Inc.	—	—	(30,000)
Purchase of other investments	—	—	(6,000)
Purchase of businesses, net of cash received	(4,905)	(10,070)	—
Purchase of property and equipment	(66,108)	(116,593)	(38,801)
Purchase of license	(809)	(1,112)	—
Proceeds from sale of property and equipment	203	881	73

Net cash used in investing activities	(6,135)	(38,857)	(128,663)

Financing activities:
Proceeds from 1.5% convertible subordinated debt offering, net of debt issuance costs of $170 and discount of $5,049	—	—	224,781
Extinguishment of the $300 million 3.75% convertible subordinated debt offering	—	(100,000)	(200,000)
Proceeds from exercise of stock options, warrants and employee stock purchases	7,984	5,770	7,022
Repayment of capital lease obligations	(41)	(247)	(543)

Net cash provided by (used in) financing activities	7,943	(94,477)	31,260

Net increase (decrease) in cash and cash equivalents	55,494	(76,977)	19,696
Cash and cash equivalents at beginning of year	26,016	102,965	83,172
Effect of exchange rate changes on cash	78	28	97

Cash and cash equivalents at end of year	$81,588	$26,016	$102,965

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,450	$5,355	$8,576

Cash paid during the year for income taxes	$1,814	$719	$915

Non-cash investing and financing activities
Stock issued in connection with business combinations, net of cash received	$—	$—	$843
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
March 31, 2006

1.	COMPANY INFORMATION
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance RF components and system solutions for mobile communications. Our PAs, transmit modules, cellular transceivers and transceiver modules and SoC solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, WLANs, WPANs and GPS. Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world’s leading mobile device manufacturers which deliver advanced wireless capabilities that satisfy current and future market demands.
We design and manufacture products using all the major applicable semiconductor process technologies available today. We have access to these technologies through internal and external resources. Our approach to using multiple semiconductor process technologies allows us to offer customers products that optimize trade-offs between performance and cost and fulfill their performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
The Company reports information as one operating segment. SFAS 131, established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although the Company had three business units at March 31, 2006 (Cellular, Wireless Connectivity and Infrastructure), the Company reports information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 1, 2006, April 2, 2005 and April 3, 2004. Fiscal years 2006 and 2005 were 52-week years and fiscal year 2004 was a 53-week year. For purposes of financial statement presentation, each fiscal year is described as having ended on March 31.
Reclassifications
Certain amounts in the March 31, 2005 and 2004 consolidated financial statements have been reclassified to conform to the March 31, 2006 presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity as previously reported.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 31, 2006 and 2005. The 1.50% convertible subordinated notes had a fair value of $283.2 million as of March 31, 2006, on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market compared to the carrying amount of $226.9 million. At March 31, 2005, the Company’s 1.50% convertible subordinated notes had a fair value of $213.7 million on the PORTAL Market, compared to the carrying amount of $226.2 million. The fair values of the cost method investments are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.
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

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
Investments
The Company invests in available-for-sale securities and privately-held companies.
Available-for-Sale Investments
Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments In Debt and Equity Securities” (SFAS 115). Investments available-for-sale at March 31, 2006, and March 31, 2005 consisted of corporate debt securities, U.S. government/agency securities, auction rate securities and equity and municipal securities. Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity in accordance with SFAS 115. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in other (expense) income. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest. The Company monitors investments for impairment and records other-than-temporary declines in value if the market value is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial difficulties.
Other Investments
The Company’s other investments include investments in privately-held companies. Pursuant to APB 18, the Company accounts for these investments either at historical cost or, if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting.
The Company reviews all of its investments quarterly for indications of impairment. In making impairment determinations for investments in privately-held companies and investments in available-for-sale securities, the Company considers certain factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, the Company also reviews the current market price for other-than-temporary declines in values following the latest guidance required by Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
Inventories
Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessments by management. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost, net of the reserve. Inventory deemed obsolete pursuant to Company policy regarding inventory obsolescence is required by the policy to be carried for a period not to exceed one year so that customers may be notified and find a suitable replacement.
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to 20 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term and included in depreciation.
Intangibles Assets and Goodwill
Intangibles consist primarily of technology licenses and assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from three to 20 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from two to 10 years.
The Company assesses the recoverability of its intangibles and other assets by determining its ability to generate future cash flows sufficient to recover the unamortized balances over the most current estimate of their remaining useful lives. Intangibles and other assets determined to be unrecoverable based on future cash flows would be written off in the period in which the non-recoverability determination was made as required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be evaluated for impairment on an annual basis, or whenever events indicate impairment may have occurred. In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2006 and 2005 impairment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. The methods used to evaluate goodwill included two generally accepted valuation methodologies: the income approach and the market approach. The specific methods applied include the discounted cash flow method, the allocation of market capitalization method, and the guideline company method. Newly-acquired goodwill determinations are based on independent appraisals.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using a present value factor. The acquired in-process research and development with no alternative future use is charged to expense at the acquisition date in accordance with SFAS 141. See Note 7 to the Consolidated Financial Statements.
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. Such sales represented approximately 99% of its total net revenue in each of fiscal 2006, 2005 and 2004. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are less than 1% of consolidated revenue for any period. Sales of products are generally done through either the Company’s sales force, manufacturers’ representatives or through a distribution network. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, the Company recognizes revenue from product sales when the fundamental criteria are met, such as the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from non-recurring engineering fees are recognized when the service is completed or upon certain milestones as provided for in the agreements. Revenues from cost plus contracts are recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. The Company’s revenue recognition policy is significant because revenue is a key component of the Company’s operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions.
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
The Company’s products have a standard warranty of 12 months; however, several of our larger customers have product warranties of up to 27 months against defects depending on the specific type of product. The Company provides for estimated warranty costs in the period the related sales are made based on historical experience as well as assessment of overall risk.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
Shipping and Handling Cost
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.
Research and Development
The Company charges all research and development costs to expense as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.7 million, $0.9 million and $1.0 million for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.
Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.
Share-based Compensation
The Company accounts for employee stock options, employee restricted stock and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For restricted stock granted at exercise prices below quoted market value, the Company records deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense is amortized ratably over the vesting period of the shares of restricted stock. In addition, to the extent that stock options or restricted stock awards were subject to the stock option exchange offer discussed below, such options and restricted stock awards were subject to variable accounting treatment.
During the second quarter of fiscal 2006 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s five most highly compensated officers, members of its Board of Directors, consultants, and former and retired employees. Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them at exercise prices ranging from $5.38 to $87.50, for new options to be granted on or as soon as practicable after the first business day after expiration of the exchange program. The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares. As a result of the exchange program, approximately 9.4 million old options were canceled (with exercise prices ranging from $6.84 to $87.50) on August 5, 2005 and approximately 4.7 million new options were granted under the Company’s 2003 Stock Incentive Plan on August 8, 2005 with an exercise price of $6.06 (the closing price of the Company’s common stock as reported by the Nasdaq National Market on the trading date immediately preceding the date the new options were granted). The new options generally will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.
As a result of the exchange program and in accordance with the guidance of FIN 44, the Company is required to apply variable accounting prospectively to these new options (and to any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options are exercised, cancelled or expire. In addition, in accordance with the guidance of the FASB’s EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the options that were retained by eligible employees who did not participate in the exchange program are also subject to variable accounting until the options in question are exercised, forfeited or expire unexercised. The Company is no longer required to apply variable accounting to these options once the Company adopts SFAS 123(R) on April 1, 2006.
Stock-based compensation included in the Consolidated Statements of Operations consisted of the following (in thousands):

Year Ended March 31,	2006	2005	2004

Stock awards — variable accounting	$19,897	$—	$—
Restricted stock awards — fixed accounting	5,128	5,376	7,761

Total stock-based compensation	$25,025	$5,376	$7,761

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
In fiscal 2006, the Company recognized a charge to compensation expense of approximately $19.9 million as a result of variable accounting, based upon the quoted price for the Company’s common stock at March 31, 2006 of $8.65. An additional $1.9 million of compensation expense related to the variable accounting was capitalized into inventory and will be recognized in the first quarter of fiscal 2007. Beginning on April 2, 2006, the Company will prepare its financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment will become subject to the provisions of SFAS 123(R) and will no longer be accounted for as variable awards.
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provides an alternative to APB 25 in accounting for share-based compensation issued to employees. SFAS 123 provides for a fair-value-based method of accounting for employee stock options, employee stock purchase plans and similar equity instruments. Companies that continue to account for share-based compensation arrangements under APB 25 are required by SFAS 123 to disclose the pro forma effect on net income (loss) and net income (loss) per share as if the fair-value-based method prescribed by SFAS 123 had been applied. The Company has continued to account for share-based compensation using the provisions of APB 25 and presents the information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).
In fiscal 2005, the Company’s Board of Directors, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested and “out-of-the-money” stock options. As a result of this action, options to purchase approximately 10.2 million shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption of SFAS 123(R). The SFAS 123 pro forma share-based compensation cost of $56.9 million for the fiscal year ended March 31, 2005, in the table below, includes a charge of approximately $22.1 million as a result of the acceleration.
Pro forma Disclosures
Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 as amended by SFAS 148, and has been determined as if the Company accounted for its employee stock options, awards and employee stock purchase plan using the fair value method of SFAS 123 as amended by SFAS 148. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Year Ended March 31,	2006	2005	2004

Expected dividend yield	—	—	—
Risk-free interest rate	4.6%	4.2%	3.7%
Expected volatility	45.8%	48.5%	58.6%
Weighted average expected life	7.7	7.7	8.0
For purposes of pro forma disclosures, the estimated fair value of share-based awards is amortized to expense over the awards’ vesting periods. The Black-Scholes weighted average estimated fair value of options granted during fiscal years 2006, 2005 and 2004 were $2.90, $3.80 and $5.43, respectively. The Company’s pro forma information follows (in thousands, except per share data):

Year Ended March 31,	2006	2005	2004

Net income (loss), as reported	$16,330	$(66,045)	$29,708
Non-cash share-based compensation included in net income (loss)	25,025	5,376	7,761
Pro forma share-based compensation cost	(15,259)	(56,901)	(63,608)

Pro forma net income (loss)	$26,096	$(117,570)	$(26,139)

Basic net income (loss) per share, as reported	$0.09	$(0.35)	$0.16

Diluted net income (loss) per share, as reported	$0.08	$(0.35)	$0.15

Pro forma basic net income (loss) per share	$0.14	$(0.63)	$(0.14)

Pro forma diluted net income (loss) per share	$0.14	$(0.63)	$(0.14)

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25) and amends SFAS 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires that the compensation

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique. Pro forma disclosure will no longer be an alternative. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.
SFAS 123(R) is effective for public companies for annual periods beginning after June 15, 2005. Therefore, the Company will prepare its financial statements in accordance with SFAS 123(R) at the beginning of fiscal 2007 on April 2, 2006. In accordance with SFAS 123(R), companies may elect to use either the modified-prospective or modified-retrospective transition method. In the first quarter of fiscal 2007, the Company began to apply the modified-prospective transition method and implemented the provisions of SFAS 123(R). Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.
The adoption of SFAS 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall liquidity. At March 31, 2006, unamortized compensation expense related to current outstanding restricted stock awards and outstanding unvested options, as determined in accordance with SFAS 123 and which we expect to record during fiscal 2007 in our prospective transition to SFAS 123(R), was approximately $12.6 million before income taxes. During fiscal 2007, the recorded expense may fluctuate depending upon new grants, terminations or amounts that may be capitalized in inventory.
If the Company had adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma disclosure above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), it did not recognize any excess tax deductions in fiscal years 2006, 2005 or 2004.
The options granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For this pro forma disclosure, the Company recognizes the expense related to these options over the vesting period of the option. For options granted or modified after the adoption of SFAS 123(R) in the first quarter of fiscal 2007, the Company will be required to recognize the expense for these awards upon grant. Had the Company applied the new amortization policy under SFAS 123(R) retrospectively, the impact on the pro forma stock-based compensation cost reported for the periods presented would have been $6.3 million, $(2.6) million, and $5.3 million for fiscal years 2006, 2005 and 2004, respectively.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into United States dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS 52). Foreign subsidiaries with functional currencies denominated in local currency are translated pursuant to SFAS 52. The gains and losses resulting from the changes in exchange rates from year to year for foreign subsidiaries with functional currencies denominated in their local currency have been reported in accumulated other comprehensive income (loss) included in the consolidated statements of shareholders’ equity. Foreign subsidiaries with functional currencies denominated in the parent currency of U.S. dollars are re-measured pursuant to SFAS 52. The gains and losses resulting from the changes in exchange rates from subsidiaries with the parent’s functional currency have been reported in the income statement.
New Accounting Pronouncements Not Yet Adopted
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, “Accounting Changes and Error Corrections,” which primarily changes the requirements for the accounting and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. In the event of an accounting principle change as described by SFAS 154, the Company will comply with SFAS 154 unless other specific transitional guidance is available in fiscal 2007 and thereafter.
In December 2004, the FASB issued SFAS 123(R), which is effective for public companies for annual peri-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
ods beginning after June 15, 2005. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements based on the estimated fair value of those options using an acceptable valuation technique; pro forma disclosure will no longer be an alternative. In the first quarter of fiscal 2007, the Company began to apply the modified-prospective transition method and implemented the provisions of SFAS 123(R).
In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43 (ARB 43), Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criteria outlined in ARB 43. SFAS 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	CONCENTRATIONS OF CREDIT RISK
The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.
Revenues from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

Year Ended March 31,	2006	2005	2004

Customer 1	38%	35%	35%
Customer 2	20%	10%	11%
Customer 3	7%	8%	10%
At March 31, 2006, customers 1 and 2 had accounts receivable balances representing 35% and 40%, respectively, of the Company’s total accounts receivable balance. For the fiscal year ended March 31, 2005, the Company’s accounts receivable balance did not include any balances from these customers greater than 10% of its accounts receivable balance and at March 31, 2004, customer 3 had an accounts receivable balance representing 13% of the Company’s total accounts receivable.

4.	INVESTMENTS
The following is a summary of available-for-sale securities at March 31, 2006 and March 31, 2005 (in thousands):

	Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2006
U.S. government/agency securities	$4,456	$—	$(10)	$4,446
Corporate debt securities	18,890	—	(37)	18,853
Equity securities	121	463	—	584
Auction rate securities	45,650	—	—	45,650

	$69,117	$463	$(47)	$69,533

March 31, 2005
U.S. government/agency securities	$38,194	$—	$(94)	$38,100
Corporate debt securities	41,192	—	(114)	41,078
Equity securities	121	244	—	365
Auction rate securities	55,647	3	—	55,650

	$135,154	$247	$(208)	$135,193

The amortized cost of investments in debt securities with contractual maturities is as follows:

	March 31, 2006		March 31, 2005

		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

Due in less than one year	$23,346	$23,299	$79,386	$79,178
Due after one year	45,650	45,650	55,647	55,650

Total investments in debt securities	$68,996	$68,949	$135,033	$134,828

Management has the ability and intent, if necessary, to liquidate any of its available-for-sale securities in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase have been classified as short-term on the accompanying consolidated balance sheet. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
The estimated fair value of available-for-sale securities was based on the prevailing market values on March 31, 2006, and March 31, 2005.
In addition to the available-for-sale securities above, the Company has an investment in the equity of one privately-held company, Jazz Semiconductor, Inc. (Jazz), with a carrying value at March 31, 2006 and March 31, 2005 of $59.3 million, net of discount related to a note payable that was paid in fiscal 2004.
Silicon Wave Investment During the first quarter of fiscal 2004, the Company made an initial $4.0 million equity investment in a privately-held company, Silicon Wave, as part of a strategic relationship for the global Bluetooth® wireless market. This investment represented less than a 20% ownership interest. The Company did not have the ability to exercise significant influence over the management of the investee company, and therefore the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18. During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in Silicon Wave. The additional investment increased the Company’s ownership interest to greater than 20%. In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method. Application of the equity method resulted in an equity method loss in Silicon Wave of $2.8 million for the fiscal year ended March 31, 2004, reducing the carrying value at March 31, 2004, of the investment in equity method investee to $3.2 million. In April 2004, the Company announced that a definitive agreement to acquire Silicon Wave had been signed and on May 24, 2004, the acquisition was completed. See Note 7 to the Consolidated Financial Statements. Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004, through May 24, 2004 (the closing date of the Silicon Wave acquisition).
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

5.	INVENTORIES
The components of inventories are as follows (in thousands):

March 31,	2006	2005

Raw materials	$36,697	$26,340
Work in process	47,059	32,828
Finished goods	49,699	38,375

	133,455	97,543
Inventory reserves	(16,673)	(22,453)

Total inventories	$116,782	$75,090

6.	INTANGIBLE ASSETS AND GOODWILL
The Company acquired IBM’s GPS business, RF Nitro, Resonext, and Silicon Wave between fiscal 2002 and fiscal 2005. The purchase price in excess of fair value of the assets acquired and liabilities assumed, was allocated to goodwill. The change in the carrying amount of goodwill for the year ended March 31, 2006 is as follows (in thousands):

Balance as of March 31, 2005	$119,694
Adjustments during the period (Note 7)	(2,476)

Balance as of March 31, 2006	$117,218

The reduction to goodwill for fiscal 2006 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired. The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $8.4 million at March 31, 2006.
In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2006 and 2005 impairment assessments, no impairment was indicated as

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
the estimated fair values of the reporting units exceeded their respective carrying values. See Note 2 to the Consolidated Financial Statements.
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 31, 2006		March 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Technology licenses	$13,360	$5,882	$12,121	$4,777
Acquired product technology and other	7,142	3,771	7,142	3,170

Total	$20,502	$9,653	$19,263	$7,947

During fiscal 2006 and 2005, the Company purchased miscellaneous technology licenses totaling $1.2 million and $0.4 million, respectively. Additionally in fiscal 2005, the Company acquired $3.3 million of core and developed technology as a result of the Silicon Wave acquisition.
During fiscal 2005, the Company recorded a non-cash charge of approximately $37.1 million for impairment of acquired technology licenses as a result of the discontinuation of the Company’s internal WLAN chipset development efforts. See Note 10 to the Consolidated Financial Statements. This technology is not being used for any current product or product development activities nor is this technology usable or marketable due to technological advancements in the industry; therefore, there are no cash flows associated with these intangibles and the carrying value was written down to zero.
Intangible asset amortization expense was $1.7 million, $6.2 million and $7.0 million in fiscal 2006, 2005 and 2004, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Year Ending March 31,	Expense

2007	$1,919
2008	1,539
2009	1,258
2010	1,185
2011	1,161

7.	BUSINESS COMBINATIONS
Silicon Wave, Inc.
On May 24, 2004, the Company completed the acquisition of Silicon Wave, a privately-held San Diego-based supplier of highly integrated Bluetooth® solutions for WPAN. As a result of the Silicon Wave acquisition, the Company acquired all of the assets and liabilities of Silicon Wave, including in-process research and development. Silicon Wave’s Bluetooth® product portfolio included integrated single-chip CMOS radio processors (including the radio modem and digital baseband functions), as well as stand-alone CMOS radio modem solutions.
The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and accrued an additional $4.9 million during fiscal 2005 for the earn-out consideration as an additional cost of the acquired entity. Immediately prior to the closing of the acquisition, the Company sold all of the shares of Silicon Wave that the Company had purchased during fiscal 2004 to an existing Silicon Wave investor group for $6.0 million, the Company’s original cost for these shares. As a result, the Company paid net cash consideration of $10.8 million for all Silicon Wave shares not previously owned by the Company. In addition to the above-mentioned payment, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004, to April 1, 2006. If the Company’s revenue derived from certain Silicon Wave products for the period from April 4, 2004, to April 2, 2005, exceeded $6.0 million, it agreed to pay an aggregate cash amount equal to one-half of the revenue derived from certain Silicon Wave products during this period. As of March 31, 2005, revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006. If the Company’s revenue derived from certain Silicon Wave products for the period from April 3, 2005, to April 1, 2006, exceeded $25.0 million, it agreed to pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million. This revenue threshold was not achieved, and as a result, the Company did not have to pay any additional consideration. The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18 as a step acquisition and in accordance with SFAS 141 using the purchase method of accounting.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
The Company has incurred direct acquisition costs related to the Silicon Wave business combination of $0.3 million. The direct acquisition costs of $0.3 million, which consist of legal, accounting and appraisal fees, were accounted for as part of the Company’s purchase price allocation in accordance with SFAS 141.
The total purchase price components are as follows (in thousands):

Cash paid at closing	$16,810
Transaction costs	315
Adjustments to purchase price	(2,274)
Additional consideration — earnout	4,965

Total purchase price	$19,816

The adjustments to purchase price are primarily related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.
The total purchase price of $19.8 million (which includes direct acquisition costs of $0.3 million and additional earn-out consideration of $4.9 million) was allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company with the assistance of a third party valuation specialist during fiscal 2005, as follows (in thousands):

Current assets, including cash of $1.0 million	$1,884
Property, plant and equipment	1,500
Other assets	173
Identifiable intangible assets:
Core and developed technology	3,339
In-process research and development	6,201

Total assets acquired		$13,097
Current liabilities assumed		(5,363)
Adjustment of equity method investment		4,591
Resulting goodwill		7,491

Total purchase price		$19,816

Of the $9.5 million of acquired identifiable intangible assets, $3.3 million represents the value of acquired core and developed technology and $6.2 million represents the value of in-process research and development cost that has no alternative future use. The core and developed technology assets acquired are being amortized over their estimated useful lives of ten and two years, respectively, and such amortization is included in cost of goods sold. The acquired in-process research and development with no alternative future use was charged to “other operating expense” at the acquisition date in accordance with SFAS 141.
The $7.5 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the goodwill is not being amortized and will be evaluated for impairment on an annual basis. The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $8.4 million at March 31, 2006.
Resonext Communications, Inc.
During fiscal 2003, the Company completed the merger with Resonext, a privately-held company providing integrated silicon CMOS WLAN solutions for 802.11a and multi-band (802.11a/b/g) platforms. Other operating expenses for fiscal 2003 included an acquired in-process research and development charge of $10.5 million related to the Resonext merger. The in-process research and development was charged to expense in accordance with SFAS 141, which specifies that the amount assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the merger date. During fiscal 2005, the Company discontinued its internal WLAN chipset development efforts, which were focused on a two-chip solution comprised of an all CMOS integrated baseband and MAC chip and an all CMOS transceiver for 802.11 a/b/g. The Company took this action as a result of its difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. See Note 10 to the Consolidated Financial Statements.
8.    LEASES
As of March 31, 2006, the Company did not have any balances for capitalized leased equipment included in property and equipment. The Company leased certain equipment and facilities under capital and non-cancelable operating leases and was a party to one capital lease with an equipment-financing company which expired on June 1, 2005. The lease had an effective interest rate of 8.7% at March 31, 2005. As of

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
March 31, 2005, the Company had leased machinery and equipment of $0.1 million (net of accumulated amortization of $0.2 million).
Capital lease amortization totaling approximately $0.0 million, $0.3 million and $0.7 million is included in depreciation expense for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. No interest expense related to this equipment under capital leases was capitalized in fiscal 2005 or 2004.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The terms of these operating leases range from 12 months to 17 years. Several have renewal options up to two 10-year periods and several also include standard inflation escalation terms. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from two years to five years. As of March 31, 2006, the total future minimum lease payments were approximately $51.9 million related to facility operating leases and approximately $1.6 million related to equipment operating leases.
Minimum future lease payments under non-cancelable capital and operating leases as of March 31, 2006, are as follows (in thousands):

Year Ending March 31,	Operating

2007	$8,679
2008	7,689
2009	7,235
2010	6,615
2011	5,987
Thereafter	17,359

Total minimum payment	$53,564

Rent expense under operating leases, including facilities and equipment, was approximately $11.8 million, $14.3 million, and $12.8 million for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
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
Sale-Leaseback
The Company completed a sale-leaseback transaction with respect to the Company’s corporate headquarters in March 2001. The transaction included the sale of the land and building for total consideration of $13.4 million. The lease covers an initial term of 15 years with options to extend the lease for two additional periods of 10 years each. Annual rent expense is approximately $1.3 million for each of the first five years and escalates by 2% each year thereafter. The Company has been recognizing rent expense on a straight-line basis in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS 13), starting with the beginning of the lease term. The transaction was deemed a normal leaseback as defined in Statement of Financial Accounting Standards No. 98, “Accounting for Sales of Real Estate”. The Company recorded a sale and operating lease, thus removing the property from the Company’s consolidated balance sheet, and is deferring the profit of $1.4 million over the 15-year lease term in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” and SFAS 13.

9.	LONG-TERM DEBT
In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of the Company’s common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date. The trading value of the Company’s stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method. The Company’s 1.50% convertible subordinated notes had a fair value of $283.2 million as of March 31, 2006, on the PORTAL Market.
On August 11, 2000, the Company completed the private placement of $300.0 million aggregate principal amount of 3.75% convertible subordinated notes due 2005. The net proceeds of the offering were approximately $291.3 million after payment of the underwrit-

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
ing discount and expenses of the offering, which were being amortized over the term of the notes based on the effective interest method. During the second quarter of fiscal 2004, the Company used a portion of the proceeds from the July 2003 offering to repurchase $200.0 million of the $300.0 million aggregate principal amount of its 3.75% convertible subordinated notes due 2005 and also recorded a non-cash charge of $2.6 million related to the write-off of unaccreted discounts and unamortized issuance costs upon early extinguishment of these notes. During the second quarter of fiscal 2005, the Company repurchased the remaining outstanding 3.75% convertible subordinated notes due 2005 for $100.00 million, plus accrued interest of $1.9 million. The Company also recorded a non-cash charge of $0.6 million related to the repurchase for unaccreted discounts and unamortized issuance costs in interest expense.

10.	RESTRUCTURING CHARGES
During the fourth quarter of fiscal 2005, the Company’s Board of Directors committed to a plan to discontinue the Company’s internal WLAN chipset development efforts as a result of the Company’s difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. The Company has continued to support its WLAN component business, which includes its transceiver for gaming and other applications as well as its WLAN PAs and front-end modules for all WLAN markets.
As a result of the discontinuation of its internal WLAN chipset development efforts, the Company recorded total expenses of $42.4 million during the fourth quarter of fiscal 2005, which consisted of a non-cash charge of approximately $37.1 million for impairment of intangible assets (consisting of acquired technology licenses), a non-cash charge of approximately $0.9 million for impairment of fixed assets and prepaids and cash charges of approximately $2.4 million related to severance and related payroll costs. In addition, the Company recorded contractual obligations related to software and license agreements of approximately $1.7 million as well as miscellaneous accruals totaling approximately $0.3 million.
During fiscal 2006, the Company reversed accrued contract expense related to the discontinuation of its internal WLAN chipset development efforts. The accrued contract expense was related to a commitment to acquire a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005. This license agreement was renegotiated in fiscal 2006 to allow the technology to be used for non-WLAN related products. The Company recorded additional expenses of $0.6 million related to the discontinuation of its internal WLAN chipset development during fiscal 2006. The restructuring is substantially complete and all expenses and credits related to this restructuring are recorded in “Other Operating Expense” in the Company’s consolidated financial statements.

11.	IMPAIRMENT OF LONG-LIVED ASSETS
The Company entered into a strategic alliance with Agere Systems, Inc. in May 2001, pursuant to which the Company agreed to invest approximately $58.0 million over two years to upgrade manufacturing clean room space and purchase semiconductor manufacturing equipment to be deployed within Agere’s Orlando, Florida, manufacturing facility, of which $16.4 million was invested as of March 31, 2004. On January 23, 2002, Agere announced that it was seeking a buyer for its Orlando wafer fabrication operation. As a result of this announcement and the related uncertainty concerning the future of Agere’s Orlando facility, all further performance under the arrangement was suspended. The Company did not make any additional investments in equipment under this arrangement and in April 2004 an agreement was reached with Agere to terminate this arrangement and transfer title to the equipment to Agere in exchange for a cash payment of $4.5 million in settlement of all obligations from the strategic alliance. These negotiations to settle required the Company to evaluate its equipment for impairment. The equipment had a net book value of $12.2 million at March 31, 2004, prior to any impairment charges. As a result, the Company recorded a non-cash asset impairment charge of $7.7 million to reduce the asset to its recoverable value in fiscal 2004. This charge is included in other operating expenses in the fiscal 2004 income statement along with a $2.1 million charge related to depreciation expense for assets held and used related to the Agere facility.

12.	INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

Year Ended March 31,	2006	2005	2004

United States	$13,867	$(64,773)	$23,958
Foreign	6,344	(691)	6,235

Total	$20,211	$(65,464)	$30,193

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
will be in effect when the differences are expected to reverse. The components of the income tax (provision) benefit are as follows (in thousands):

Year Ended March 31,	2006	2005	2004

Current (expense) benefit:
Foreign	$(2,960)	$(581)	$(485)
Deferred (expense) benefit	(921)	—	—

Total	$(3,881)	$(581)	$(485)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

March 31,	2006	2005

Current deferred tax assets (liabilities):
Allowance for bad debts	$144	$257
Warranty reserve	220	72
Inventory reserve	7,884	10,764
Accrued vacation	2,670	2,082
Sale/leaseback	401	437

Total current deferred tax assets (liabilities)	11,319	13,612
Valuation allowance	(11,319)	(13,612)

Net current deferred asset (liability)	$—	$—

Non-current deferred tax assets (liabilities):
Net operating loss carry-forwards	$33,189	$43,325
Research and other credits	40,217	35,274
Write-down of investment	2,185	2,177
Accumulated depreciation/basis difference	(28,761)	(32,281)
Amortization and purchase accounting basis difference	(1,648)	(1,740)
Investment loss (income)	1,719	1,712
Equity compensation	3,649	—
Capitalized research and development expenses	5,306	6,026
Other	(886)	(183)

Total non-current deferred tax assets	54,970	54,310
Valuation allowance	(53,398)	(54,310)

Net non-current deferred asset (liability)	$1,572	$—

At March 31, 2006, the Company had recorded a valuation reserve for deferred tax assets of $64.7 million related to U.S. domestic operating losses, state operating losses and credits against U.S. and state tax established in accordance with SFAS 109 as it is management’s opinion that it is more likely than not that these benefits may not be realized. Of the valuation allowance, $2.0 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $8.4 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill. Federal losses of approximately $86.0 million may expire in years 2012-2025, and state losses of approximately $95.4 million may expire in years 2009-2025 if unused. Federal credits of $26.7 million and state credits of $11.6 million may expire in years 2007-2025 and 2007-2015, respectively. Federal alternative minimum tax credits of $1.9 million will carry-forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the close of the Resonext and Silicon Wave mergers. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.
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
The Company’s overall tax rate for fiscal 2006 and fiscal 2004 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures. The Company’s overall tax rate for fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic NOLs, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
A reconciliation of the (provision for) and benefit from income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for the fiscal years ended March 31, 2006, 2005 and 2004 is as follows (dollars in thousands):

	2006		2005		2004

Year Ended March 31,	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax benefit (expense) at statutory federal rate	$(7,074)	35.00%	$22,913	35.00%	$(10,568)	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	2,034	(10.06)	4,991	7.62	1,227	(4.06)
Research and development credits	2,135	(10.56)	6,487	9.91	3,100	(10.27)
Foreign sales corporation benefit	2,477	(12.25)	7,887	12.05	1,449	(4.80)
Foreign tax rate difference	382	(1.89)	(1,023)	(1.56)	459	(1.52)
Change in reserve for deferred tax assets	(4,140)	20.49	(39,965)	(61.05)	3,462	(11.47)
In-process research and development	—	—	(2,170)	(3.32)	—	—
Other	305	(1.53)	299	0.46	386	(1.27)

	$(3,881)	19.20%	$(581)	(0.89)%	$(485)	1.61%

13.	NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

Year Ended March 31,	2006	2005	2004

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders	$16,330	$(66,045)	$29,708
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	—	—	3,102

Net income (loss) plus assumed conversion of notes — Numerator for diluted net income (loss) per share	$16,330	$(66,045)	$32,810

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	188,832	186,985	184,974
Effect of dilutive securities:
Employee stock options	3,949	—	5,754
Assumed conversion of 1.50% convertible notes	—	—	22,544

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	192,781	186,985	213,272

Basic net income (loss) per share	$0.09	$(0.35)	$0.16

Diluted net income (loss) per share	$0.08	$(0.35)	$0.15

In the computation of diluted net income per share for fiscal years 2006 and 2004, 13.0 million shares and 13.7 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for fiscal 2005, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive.
The computation of diluted net income (loss) per share for fiscal years 2006 and 2005 did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The computation for the year ended March 31, 2004 assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company’s common stock on the date it committed to sell the notes was $5.78.
On August 15, 2004, the Company called for the redemption of the remainder of its outstanding 3.75% convertible subordinated notes. As an alternative to redemption, the holders of the notes were entitled to convert the notes at a price of $45.09 per share. However, on the date that the redemption was announced (July 27, 2004), the closing price of the Company’s common stock was $5.92. Accordingly, all of the 3.75% convertible subordinated notes were surrendered by the holders for redemption. The computation of diluted net income per share for fiscal year 2004 did not assume the conversion of the Company’s

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
3.75% convertible subordinated notes due 2005 because the inclusion would have been anti-dilutive.

14.	401(k) PLAN
Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of five continuous years of service. The Company contributed $2.8 million, $2.3 million and $1.7 million to the plan during fiscal years 2006, 2005 and 2004, respectively.

15.	EMPLOYEE STOCK PURCHASE PLAN
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. An aggregate of 4.0 million shares of common stock has been reserved for offering under the ESPP and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. During fiscal years 2006, 2005 and 2004, respectively, 895,699 shares, 830,708 shares and 708,063 shares were purchased under the ESPP.
On December 16, 2004, the FASB issued SFAS 123(R) which addresses the accounting for share-based awards to employees, including employee stock purchase plans (ESPPs). This Statement requires companies to recognize the fair value of stock options and other share-based compensation to employees and is effective for public companies as of the beginning of the first fiscal year beginning after June 15, 2005. The Company currently accounts for its ESPP in accordance with APB 25, and accordingly, SFAS 123(R) will have an effect on the Company’s consolidated financial statements for the 2007 fiscal year.

16.	SHARE-BASED AWARDS
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
1997 Key Employees’ Stock Option Plan
In April 1997, the Company and its shareholders adopted the 1997 Key Employees’ Stock Option Plan (the 1997 Option Plan), which provides for the granting of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 10.4 million shares, subject to adjustment upon the occurrence of certain events affecting the Company’s capitalization.
Directors’ Option Plan
In April 1997, the Company and its shareholders adopted the Non-Employee Directors’ Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company’s capitalization. During fiscal years 2006, 2005 and 2004, the Company issued options to purchase 140,000, 140,000 and 120,000 shares, respectively, to eligible participants under the plan.
1999 Stock Incentive Plan
The 1999 Stock Incentive Plan (the 1999 Stock Plan), which the Company’s shareholders approved at the 1999 annual meeting of shareholders, provides for the issuance of a maximum of 16.0 million shares of common stock pursuant to awards granted thereunder. The maximum number of shares of common stock that may be issued under the plan pursuant to grant of restricted awards shall not exceed 2.0 million shares. The number of shares reserved for issuance under the 1999 Stock Plan and the terms of awards may be adjusted

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
upon certain events affecting the Company’s capitalization. No awards may be granted under the 1999 Stock Plan after June 30, 2009. The Company recorded deferred compensation of $2.0 million, $7.0 million, and $7.9 million in fiscal 2003, 2002 and 2001, respectively, associated with the awarding of 414,700, 524,900 and 557,628 shares, respectively, of non-vested restricted stock to key employees at no cost under the 1999 Stock Plan. This deferred compensation is being amortized to expense over the vesting periods of such restricted stock awards, up to five years. During fiscal 2006, 2005 and 2004, 305,031, 341,784 and 310,563 shares of these restricted stock awards were exercised, respectively.
RF Nitro Communications, Inc.
2001 Stock Incentive Plan
In connection with its merger with RF Nitro, the Company assumed the RF Nitro Communications, Inc. 2001 Stock Incentive Plan. This plan provides for the grant of options to purchase common stock to key employees, non-employee directors and consultants in the service of the Company. This plan permits the grant of incentive, nonqualified and restricted stock awards. The aggregate number of shares reserved for issuance under the plan is 52,123. The terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the plan after May 29, 2011. The Company recorded deferred compensation of $0.3 million in fiscal 2002 associated with the awarding of 17,356 shares of non-vested restricted stock to key employees at no cost under this plan. During fiscal 2006, 2005 and 2004, respectively, 3,472, 3,471 and 3,471 shares of these restricted stock awards were exercised.
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
2003 Stock Incentive Plan
The 2003 Stock Incentive Plan (the 2003 Stock Plan), which the Company’s shareholders approved at the 2003 annual meeting of shareholders, provides for the issuance of a maximum of 9.25 million shares of common stock pursuant to awards granted thereunder. Awards that may be granted under the plan include incentive options and nonqualified options, stock appreciation rights, restricted stock awards and restricted units, and performance awards and performance units. The number of shares reserved for issuance under the 2003 Stock Plan and the terms of awards may be adjusted under certain events affecting the Company’s capitalization. No awards may be granted under the 2003 Stock Plan after July 21, 2013. The Company recorded deferred compensation of $6.7 million, $3.1 million and $3.5 million in fiscal 2006, 2005 and 2004, respectively, associated with the awarding of 1,033,000, 540,500 and 507,000 shares of non-vested restricted stock to key employees at no cost under the 2003 Stock Plan. This deferred compensation is being amortized to expense over the vesting periods of such restricted stock awards, up to five years. During fiscal 2006 and 2005, respectively, 125,312 and 62,749 shares of these restricted stock awards were exercised.
A summary of activity of the Company’s formal directors and employee stock option plans follows (in thousands, except per share data):

	Number of Shares		Option Prices

	Available	Options
	For Grant	Outstanding	Per Share Range

March 31, 2003	1,188	21,014	$0.03 - $87.50
Reserved	9,031	—	— - —
Granted	(3,904)	3,904	4.67 - 11.76
Exercised	—	(1,117)	0.11 - 10.66
Canceled	760	(760)	0.52 - 83.34

March 31, 2004	7,075	23,041	$0.03 - $87.50
Reserved	(541)	—	— - —
Granted	(4,253)	4,253	4.81 - 8.73
Exercised	—	(576)	0.03 - 7.49
Canceled	1,327	(1,327)	2.58 - 87.50

March 31, 2005	3,608	25,391	$0.03 - $87.50
Reserved	(1,033)	—	— - —
Granted	(8,364)	8,364	3.82 - 8.30
Exercised	—	(917)	0.03 - 7.49
Canceled	10,491	(10,411)	2.58 - 87.50

March 31, 2006	4,702	22,427	$0.11 - $83.34

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements
Outstanding and Exercisable Options
Exercise prices for options outstanding as of March 31, 2006 ranged from $0.11 to $83.34. The weighted average remaining contractual life of outstanding options was 6.3 years. The weighted average exercise price of outstanding options at March 31, 2006, was $7.36. At March 31, 2006, 2005 and 2004, awards to purchase 15.4 million, 25.2 million and 11.9 million shares of common stock were exercisable, respectively.
In March 2005, the Company’s Board of Directors (upon recommendation of the Board’s Compensation Committee) approved the accelerated vesting of all unvested and “out-of-the-money” stock options. See Note 2 to the Consolidated Financial Statements.
The following table summarizes in more detail information regarding the Company’s formal directors and employee stock option plans outstanding at March 31, 2006 (in thousands, except per share and award life data):

Outstanding Options				Exercisable Options

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	of	Exercise	Remaining	of	Exercise
Range of Exercise Prices	Options	Price	Contractual Life	Options	Price

$0.11 - $5.31	2,282	$2.61	3.2 years	2,023	$2.31
5.31 - 6.00	9,862	5.81	8.1	6,702	5.74
6.00 - 7.00	5,437	6.15	5.0	1,872	6.29
7.00 - 9.00	2,334	7.88	6.9	2,257	7.89
9.00 - 15.00	955	11.72	4.4	955	11.72
15.00 - 25.00	1,070	17.33	5.2	1,070	17.33
25.00 - 45.00	232	31.64	4.3	232	31.64
45.00 - 83.34	255	50.41	4.1	255	50.41

	22,427	$7.36	6.3 years	15,366	$7.98

17.	SHAREHOLDER RIGHTS PLAN
On August 10, 2001, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which un-certificated stock purchase rights were distributed to shareholders at a rate of one right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions involving the Company. Pursuant to the July 2003 amendment to the shareholder rights plan, an independent committee of the Company’s Board of Directors is required to evaluate the shareholder rights plan at least once every three years in order to determine whether the plan continues to be in the best interests of the Company and its shareholders. In April 2004, the Governance and Nominating Committee of the Board evaluated the rights plan and determined that it continues to be in the best interests of the Company and its shareholders.

18.	COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At March 31, 2006, the Company had reserved a total of 59.6 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors and employees stock option plans	22,427
Possible future issuance under Company stock option plans	4,702
Outstanding directors’ options outside of non-employee directors’ option plan	93
Employee stock purchase plan	53
Restricted share-based awards granted	2,104
Possible future issuance of restricted share-based awards	74
Possible future issuance pursuant to convertible subordinated notes	30,146

Total shares reserved	59,599

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements

19.	COMMITMENTS AND CONTINGENCIES
Legal
The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the consolidated financial position or results of operations of the Company.

20.	RELATED PARTY TRANSACTIONS
During fiscal 2003, the Company entered into a strategic relationship with Jazz, a privately-held, RF and mixed-signal silicon wafer foundry, for silicon manufacturing and development. Under the arrangement, the Company obtained a committed low-cost supply of wafers fabricated utilizing Jazz’s silicon manufacturing processes. In addition, the Company is collaborating with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products. As part of its strategic relationship with Jazz, the Company agreed to invest approximately $60.0 million in Jazz, of which $30.0 million was invested in fiscal 2003 and the remaining $30.0 million was invested in fiscal 2004. The investment resulted in an approximate 11 percent ownership interest in Jazz operations, and the Company has one seat on the board of directors out of 10; accordingly, the Company does not believe it has the ability to exercise significant influence over the management of Jazz operations. This investment is carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18.

21.	GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows:

Year Ended March 31,	2006	2005	2004

Sales:
United States	15%	16%	19%
Asia	65	61	57
Europe	17	18	17
Central and South America	2	5	6
Canada	<1	<1	<1
Other	<1	<1	<1
The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

March 31,	2006	2005

Long-lived assets:
United States	$303,358	$305,988
Asia	36,075	32,557
Europe	1,860	1,079

Total long-lived assets	$341,293	$339,624

Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Long-lived assets include property and equipment and at fiscal year end 2006, approximately $34.9 million (or 10.2%) of our total property and equipment was located in China.

RF Micro Devices, Inc. and Subsidiaries Annual Report on Form 10-K 2006
Notes to Consolidated Financial Statements

22.	QUARTERLY DATA (UNAUDITED):

Fiscal 2006 Quarter	First	Second	Third	Fourth

(in thousands, except per share data)
Revenue	$159,384	$177,004	$207,974	$225,885
Gross profit	54,310	63,749	74,981	75,983
Net (loss) income	(2,717)	5,937	14,678	(1,568	) [1]
Net (loss) income per share:
Basic	$(0.01)	$0.03	$0.08	$(0.01)
Diluted	$(0.01)	$0.03	$0.07	$(0.01)

Fiscal 2005 Quarter	First	Second	Third	Fourth

(in thousands, except per share data)
Revenue	$165,774	$149,107	$168,917	$150,406
Gross profit	64,887	49,067	58,367	44,804
Net income (loss)	3,013	(6,667)	582	(62,973	) [2]
Net income (loss) per share:
Basic	$0.02	$(0.04)	$0.00	$(0.34)
Diluted	$0.02	$(0.04)	$0.00	$(0.34)

(1)	In the fourth quarter of fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of the Company’s option exchange program.

(2)	In the fourth quarter of fiscal 2005, a non-cash asset write-off was recorded relating to the discontinuation of the WLAN chipset development efforts in the amount of $42.4 million. See Note 10 to the Consolidated Financial Statements.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of April 1, 2006. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of April 1, 2006.
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
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RF Micro Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that RF Micro Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of April 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RF Micro Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 1, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of April 1, 2006 and April 2, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 1, 2006 and our report dated May 25, 2006 expressed an unqualified opinion thereon.

Greensboro, North Carolina
May 25, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Shareholders
RF Micro Devices, Inc.
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of April 1, 2006 and April 2, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 1, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and subsidiaries at April 1, 2006 and April 2, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RF Micro Devices, Inc.’s internal control over financial reporting as of April 1, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2006 expressed an unqualified opinion thereon.

Greensboro, North Carolina
May 25, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.
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
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not Applicable
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 1, 2006, under the captions “Corporate Governance,” “Executive Officers,” “Nominees for Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.
The Company has adopted its “Code of Ethics for Senior Financial Officers” and a copy is posted on the Company’s internet site at www.rfmd.com. In the event that we amend or waive any of the provisions of the Code of Ethics for Senior Financial Officers, we intend to disclose such amendment or waiver on Form 8-K and comply with applicable Nasdaq and SEC listing standards and rules.

ITEM 11.	EXECUTIVE COMPENSATION.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 1, 2006, under the caption “Executive Compensation,” which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 1, 2006, under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information,” which are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 1, 2006, under the caption “Certain Transactions,” which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 1, 2006, under the captions “Ratification of Appointment of Independent Auditors” and “Corporate Governance,” which are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
     (1) Financial Statements

i.	Consolidated Balance Sheets as of March 31, 2006 and 2005.

ii.	Consolidated Statements of Operations for the fiscal years ended March 31, 2006, 2005 and 2004.

iii.	Consolidated Statements of Shareholders’ Equity for the fiscal years ended March 31, 2006, 2005 and 2004.

iv.	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2006, 2005 and 2004.

v.	Notes to Consolidated Financial Statements.

Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control.

Report of Independent Registered Public Accounting Firm on Financial Statements.
     (2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts follows the exhibits listed in Item 15 (a)(3) below.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
     (3) Exhibits

Exhibit
No.		Description

2.1		Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004(22)
3.1		Restated Articles of Incorporation of RF Micro Devices, Inc.(1)
3.2		Articles of Amendment to Articles of Incorporation dated July 26, 2000(2)
3.3		Articles of Amendment to Articles of Incorporation dated August 10, 2001(3)
3.4		Amended and Restated Bylaws of RF Micro Devices, Inc.(19)
4.1		Specimen Certificate of Common Stock(23)
4	.2(a)	Rights Agreement, dated as of August 10, 2001, by and between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent(5)
4	.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and Wachovia Bank, National Association (formerly First Union National Bank), as Rights Agent(6)
4.3		Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005(7)
4.4		Indenture, dated as of August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee(7)
4.5		Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee(17)
4.6		Indenture dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee(17)

Exhibit
No.	Description

4.7	Registration Rights Agreement dated as of July 1, 2003, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein(17)
The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601 (b) (4) (iii) of Regulation S-K
10.1	1992 Stock Option Plan of RF Micro Devices, Inc.(4)*
10.2	Form of Stock Option Agreement (1992 Stock Option Plan)(24)*
10.3	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended(8)*
10.4	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan)(23)*
10.5	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003)(26)*
10.6	Form of Stock Option Agreement (Nonemployee Directors’ Stock Option Plan)
10.7	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended(8)*
10.8	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended(8)*
10.9	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended(8)*
10.10	Stock Option Agreement dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended(8)*
10.11	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001)(12)
10.12	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002)(13)
10.13	License and Technical Assistance Agreement, dated June 6, 1996, by and between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc.(23)
10.14	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended(4)
10.15	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended(4)
10.16	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(9)
10.17	Lease Agreement, dated May 25, 1999, by and between RF Micro Devices, Inc. and CK Deep River, LLC(10)
10.18	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(8)
10.19	Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan(14)*
10.20	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt(11)*
10.21	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal(11)*
10.22	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr.(11)*
10.23	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church(19)*
10.24	Change in Control Agreement, dated as of March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy(19)*

Exhibit
No.	Description

10.25	Amended and Restated Change in Control Agreement dated as of January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth(15)*
10.26	Change in Control Agreement, dated as of June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston(18)*
10.27	Change in Control Agreement, dated as of May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson(19)*
10.28	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc.(16)
10.29	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.30	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.31	Change in Control Agreement, dated as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson(20)*
10.32	Form of Amendment No. 1 to Change in Control Agreements, dated June 9, 2005*(27)
10.33	2003 Stock Incentive Plan of RF Micro Devices, Inc.*(27)
10.34	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(27)*
10.35	Form of Restricted Award Agreement (Service-based award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(27)*
10.36	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(25)*
21	Subsidiaries of RF Micro Devices, Inc.
23	Consent of Ernst & Young LLP
31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/ A, filed August 1, 2003.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3, filed November 7, 2000 (File No. 333-49432).

(8)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(9)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(15)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(17)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter period ended September 27, 2003.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

(20)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(21)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004.

(22)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(23)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed April 8, 1997 (File No. 333-22625).

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed May 22, 1997 (File No. 333-22625).

(25)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(26)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(27)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

*	Executive compensation plan or agreement
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.

Schedule II    Valuation and Qualifying Accounts
Years Ended March 31, 2006, 2005 and 2004

	Balance at Beginning	Additions Charged to	Deductions from		Balance at End of
	of Period	Costs and Expenses	Reserve		Period

	(In thousands)
Year ended March 31, 2006
Allowance for doubtful accounts	$566	$(35)	$145	(1)	$386
Inventory reserve	22,453	4,274	10,054	(2)	16,673
Year ended March 31, 2005
Allowance for doubtful accounts	1,547	(875)	106	(1)	566
Inventory reserve	19,189	11,365	8,101	(2)	22,453
Year ended March 31, 2004
Allowance for doubtful accounts	1,078	750	281	(1)	1,547
Inventory reserve	18,007	7,076	5,894	(2)	19,189

(1)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled $0.2 million, $0.1 million and $0.3 million for the fiscal years ended March 31, 2006, March 31, 2005 and March 31, 2004, respectively.

(2)	The Company wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.

By:	/s/ Robert A. Bruggeworth

Robert A. Bruggeworth
President and Chief Executive Officer
Date: May 31, 2006
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2006.

Name:	Title:

/s/ Robert A. Bruggeworth Robert A. Bruggeworth	President, Chief Executive Officer and Director (principal executive officer)

/s/ William A. Priddy, Jr. William A. Priddy, Jr.	Chief Financial Officer, Vice President, Finance and Administration (principal financial officer)

/s/ Barry D. Church Barry D. Church	Vice President and Corporate Controller (principal accounting officer)

/s/ Albert E. Paladino Dr. Albert E. Paladino	Chairman of the Board of Directors

/s/ Daniel A. DiLeo Daniel A. DiLeo	Director

/s/ Jeffery R. Gardner Jeffery R. Gardner	Director

/s/ Frederick J. Leonberger Frederick J. Leonberger	Director

/s/ David A. Norbury David A. Norbury	Director

/s/ William J. Pratt William J. Pratt	Director

/s/ Erik H. van der Kaay Erik H. van der Kaay	Director

/s/ Walter H. Wilkinson, Jr. Walter H. Wilkinson, Jr.	Director

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004(22)
3.1		Restated Articles of Incorporation of RF Micro Devices, Inc.(1)
3.2		Articles of Amendment to Articles of Incorporation dated July 26, 2000(2)
3.3		Articles of Amendment to Articles of Incorporation dated August 10, 2001(3)
3.4		Amended and Restated Bylaws of RF Micro Devices, Inc.(19)
4.1		Specimen Certificate of Common Stock(23)
4	.2(a)	Rights Agreement, dated as of August 10, 2001, by and between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent(5)
4	.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and Wachovia Bank, National Association (formerly First Union National Bank), as Rights Agent(6)
4.3		Form of Global Note for 3.75% Convertible Subordinated Notes due August 15, 2005(7)
4.4		Indenture, dated as of August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee(7)
4.5		Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of August 1, 2000, between RF Micro Devices, Inc. and First Union National Bank, as Trustee(17)
4.6		Indenture dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee(17)
4.7		Registration Rights Agreement dated as of July 1, 2003, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein(17)
The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b) (4) (iii) of Regulation S-K
10.1		1992 Stock Option Plan of RF Micro Devices, Inc.(4)*
10.2		Form of Stock Option Agreement (1992 Stock Option Plan)(24)*
10.3		1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended(8)*
10.4		Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan)(23)*
10.5		Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003)(26)*
10.6		Form of Stock Option Agreement (Nonemployee Directors’ Stock Option Plan)
10.7		1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended(8)*
10.8		Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended(8)*
10.9		Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended(8)*
10.10		Stock Option Agreement dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended(8)*
10.11		RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001)(12)
10.12		Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002)(13)
10.13		License and Technical Assistance Agreement, dated June 6, 1996, by and between RF Micro Devices, Inc. and the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc.(23)
10.14		Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended(4)
10.15		Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended(4)
10.16		Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(9)
10.17		Lease Agreement, dated May 25, 1999, by and between RF Micro Devices, Inc. and CK Deep River, LLC(10)

Exhibit
No.	Description

10.18	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc.(8)
10.19	Summary of terms of RF Micro Devices, Inc. Executive Bonus Plan(14)*
10.20	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt(11)*
10.21	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal(11)*
10.22	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr.(11)*
10.23	Change in Control Agreement, dated as of March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church(19)*
10.24	Change in Control Agreement, dated as of March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy(19)*
10.25	Amended and Restated Change in Control Agreement dated as of January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth(15)*
10.26	Change in Control Agreement, dated as of June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston(18)*
10.27	Change in Control Agreement, dated as of May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson(19)*
10.28	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc.(16)
10.29	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.30	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(21)*
10.31	Change in Control Agreement, dated as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson(20)*
10.32	Form of Amendment No. 1 to Change in Control Agreements, dated June 9, 2005*(27)
10.33	2003 Stock Incentive Plan of RF Micro Devices, Inc.*(27)
10.34	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(27)*
10.35	Form of Restricted Award Agreement (Service-based award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(27)*
10.36	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.(25)*
21	Subsidiaries of RF Micro Devices, Inc.
23	Consent of Ernst & Young LLP
31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/ A, filed August 1, 2003.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3, filed November 7, 2000 (File No. 333-49432).

(8)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(9)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(15)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(17)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter period ended September 27, 2003.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

(20)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(21)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004.

(22)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(23)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed April 8, 1997 (File No. 333-22625).

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/ A, filed May 22, 1997 (File No. 333-22625).

(25)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(26)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(27)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

*	Executive compensation plan or agreement
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.