Form 10-Q
period 2006-07-01
RF MICRO DEVICES INC
filed 2006-08-09
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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
Yes [  ]          No [X]

As of July 31, 2006, there were 191,593,535 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	JUNE 30, 2006	MARCH 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,503	$81,588
Short-term investments	67,641	68,949
Accounts receivable, net of allowances of $419 at June 30, 2006 and $386 at March 31, 2006	122,789	115,715
Other receivables	20,842	12,823
Inventories (Note 3)	111,287	116,782
Prepaid expenses	6,429	6,719
Total current assets	433,491	402,576

Property and equipment, net of accumulated depreciation of $295,160 at June 30, 2006 and $280,164 at March 31, 2006	359,281	341,293
Goodwill (Note 7)	116,626	117,218
Investment in Jazz Semiconductor, Inc.	59,265	59,265
Long-term investments	889	584
Intangible assets (Note 7)	10,376	10,849
Other non-current assets	4,049	3,658
Total assets	$983,977	$935,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,619	$68,314
Accrued liabilities	33,836	34,458
Current portion - long term debt	3,822	-
Other current liabilities	221	260
Total current liabilities	106,498	103,032

Long-term debt, net of unamortized discount of $3,196 at June 30, 2006 and $3,124 at March 31, 2006 (Note 5)	247,983	226,876
Other long-term liabilities	5,843	6,178
Total liabilities	360,324	336,086

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 191,443 and 190,280 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	468,698	462,696
Additional paid-in capital	98,768	107,104
Deferred compensation	-	(12,265)
Accumulated other comprehensive income, net of tax (Note 4)	786	355
Retained earnings	55,401	41,467
Total shareholders' equity	623,653	599,357

Total liabilities and shareholders' equity	$983,977	$935,443

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005

Revenue	$238,335	$159,384

Operating costs and expenses:
Cost of goods sold	158,679	105,074
Research and development	43,885	38,713
Marketing and selling	13,410	12,056
General and administrative	8,262	6,668
Other operating expense (income)	67	(850)
Total operating costs and expenses	224,303	161,661
Income (loss) from operations	14,032	(2,277)

Interest expense	(1,048)	(1,057)
Interest income	1,819	906
Other income (expense), net	180	63

Income (loss) before income taxes	14,983	(2,365)

Income tax expense (Note 6)	(1,049)	(352)
Net income (loss)	$13,934	$(2,717)

Net income (loss) per share (Note 2):
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

Shares used in per share calculation:
Basic	191,037	188,100
Diluted	225,706	188,100

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Cash flows from operating activities:
Net income (loss)	$13,934	$(2,717)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,476	15,283
Amortization	683	868
Deferred income taxes	613	-
Foreign currency adjustments	(93)	7
(Gain) loss on disposal of assets, net	(48)	37
Share-based compensation expense	5,466	1,045
Changes in operating assets and liabilities:
Accounts receivable, net	(7,041)	(5,901)
Inventories	3,957	(1,993)
Prepaid expense and other current and non-current assets	(7,454)	(2,370)
Accounts payable and accrued liabilities	(1,029)	(5,855)
Other liabilities	(336)	(133)
Net cash provided by (used in) operating activities	25,128	(1,729)

Investing activities:
Purchase of property and equipment	(34,361)	(14,911)
Proceeds from sale of property and equipment	73	-
Proceeds from maturities of securities available-for-sale	9,720	85,380
Purchase of securities available-for-sale	(8,445)	(47,923)
Purchase of business, net of cash received	-	(4,955)
Net cash provided by investing activities	(33,013)	17,591

Financing activities:
Proceeds from equipment term loan	24,750	-
Proceeds from exercise of stock options, warrants and employee stock purchases	6,002	81
Repayment of capital lease obligations	-	(42)
Net cash provided by financing activities	30,752	39

Net increase in cash and cash equivalents	22,867	15,901
Effect of exchange rate changes on cash	48	(140)
Cash and cash equivalents at the beginning of the period	81,588	26,016
Cash and cash equivalents at the end of the period	$104,503	$41,777

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Reclassifications
For comparative purposes, certain fiscal 2006 amounts have been reclassified to conform to fiscal 2007 presentation.  These reclassifications had no effect on net income (loss) or shareholders' equity as previously stated.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year.

Prior to the adoption of the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Share-Based Payment", the Company presented deferred compensation as a separate component of shareholders' equity.  In accordance with the provisions of SFAS 123(R), on April 2, 2006, the Company reclassified the balance in deferred compensation to additional paid-in-capital on the balance sheet.

Share-Based Compensation

Stock Plans
The Company currently grants stock options and restricted stock awards to employees under the 2003 Stock Incentive Plan (the 2003 Plan).  The Company's shareholders approved the 2003 Stock Plan at the 2003 Annual Meeting of Shareholders held on July 22, 2003 and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan.  The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted units, and performance awards and performance units under the 2003 Plan, although none of these types of awards has been granted to date.  In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003 continue in accordance with the terms of the respective plans.

The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 9.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason.  As of June 30, 2006, 4.7 million shares were available for issuance under the 2003 Plan.  At the  Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company: (a) amended the 2003 Plan to  (1) increase the aggregate number of shares issuable under the 2003 Plan by 15.0 million, (2)  increase the maximum number of shares that may be issued pursuant to the exercise of incentive stock options by 15.0 million, and (3)  modify the list of performance factors that may apply to performance-based awards granted to "covered employees" (generally the chief

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

executive officer and four other highest compensated executive officers) under Code Section 162(m) and related regulations; and (b) approved the 2003 Plan's eligibility and participant award limitations for Code Section162(m) purposes.

The Company currently grants stock options to its non-employee directors under the Nonemployee Directors' Stock Option Plan.  Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock.  An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan.  As of June 30, 2006, 0.4 million shares were available for issuance under the Non-Employee Directors' Stock Option Plan.  At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which will replace the Nonemployee Directors Stock Option Plan and reserve an additional 1.0 million shares of common stock for issuance to non-employee directors.

The Company also has an Employee Stock Purchase Plan that provides eligible employees an opportunity to acquire the Company's common stock at 85% of the lower of the closing price per share of the Company's common stock on the first or last day of each six-month purchase period.  At June 30, 2006, 0.1 million shares were available for future issuance under this plan. The Company did not issue any shares under this plan in the three months ended June 30, 2006.  The next scheduled purchase under the Employee Stock Purchase Plan is at the end of the second quarter of fiscal 2007.  At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company amended the Employee Stock Purchase Plan to increase the aggregate number of shares issuable under the Employee Stock Purchase Plan by 4.0 million shares.

For fiscal years 2007 and 2006, the primary share-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest over a four-year period from the grant date and expire 10 years from the grant date.  Restricted stock awards granted by the Company generally vest over a five-year period from the grant date.  Stock options granted to non-employee directors upon re-election to the Board of Directors in fiscal 2006 had an exercise price equal to the market price of the Company's stock at the date of grant, vested over a two-year period from the grant date and expire 10 years from the grant date.  Under the new 2006 Directors Stock Option Plan, stock options granted to non-employee directors upon re-election to the Board of Directors will have an exercise price equal to the market price of the Company's stock at the date of grant, vest immediately upon grant and expire 10 years from the grant date.  Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company's stock at the date of grant, vest over a two-year period from the grant date and expire 10 years from the grant date.

The options granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For such options granted prior to the adoption of SFAS 123(R), the Company will continue to recognize the expense related to these options over the vesting period of the option.  For options granted or modified after the adoption of SFAS 123(R), the Company will recognize the expense for these awards upon grant.  Had the Company applied the new amortization policy under SFAS 123(R) retrospectively, the impact on total pre-tax share-based compensation expense recognized in our Condensed Consolidated Statements of Operations would have been $(1.0) million and $(0.1) million for the three months ended June 30, 2006 and 2005, respectively.

Share-Based Compensation
On April 2, 2006 (the first day of the Company's 2007 fiscal year), the Company adopted the provisions of SFAS 123(R) using a modified prospective application.  Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model, and is recognized as expense over the employee's requisite service period.  SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  In addition, under the modified prospective application, prior periods are not revised for comparative purposes.  The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award for awards granted subsequent to the adoption of SFAS 123(R).  For grants issued prior to the adoption of SFAS 123(R), the Company uses the accelerated attribution method to recognize share-based compensation costs over the service period of the award, amortizing each separately vesting portion of the award as a unique award.

Total pre-tax share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was $5.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively.  Amounts recorded in the three months ended June 30, 2005 primarily represent expenses related to restricted stock awards since no expense was recognized for stock options.  In addition, as of June 30, 2006, $0.4 million of share-based compensation expense was capitalized into inventory.

Prior to the adoption of SFAS 123(R), certain options were subject to variable accounting and $1.9 million of compensation expense related to the variable accounting was capitalized into inventory as of March 31, 2006.  This amount was recognized in cost of goods sold in the three months ended June 30, 2006.  The options that were previously subject to variable accounting treatment are now subject to the provision of SFAS 123(R) and are no longer accounted for as variable awards.

As a result of adopting SFAS 123(R), and therefore no longer applying variable accounting, the Company's income from continuing operations, income before income taxes and net income for the three months ended June 30, 2006, are each $18.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the three months ended June 30, 2006 are $0.10 and $0.08 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Cash flow from operations and cash flow from financing activities did not change as a result of adopting SFAS 123(R) because the Company did not recognize any excess tax benefit.  SFAS 123(R) requires that the cash flows resulting from the tax benefits created by the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

A summary of activity of the Company's directors and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as March 31, 2006	22,427	$7.36
Granted	112	$8.17
Exercised	(1,128)	$5.28
Forfeited	(69)	$6.02
Canceled	(37)	$9.54
Outstanding as of June 30, 2006	21,305	$7.47	6.1	$8,336

Vested and expected to vest at June 30, 2006	20,804	$7.51	6.1	$8,320
Options exercisable as of June 30, 2006	14,243	$8.18	5.8	$8,112

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based upon the Company's closing stock price of $5.97 as of June 30, 2006, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Three Months Ended
	June 30, 2006	June 30, 2005

Expected volatility	51.49%	48.15%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.94	7.77
Risk-free interest rate	4.99%	4.02%

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 and June 30, 2005 was $3.92 and $2.66, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $4.2 million and $0.2 million, respectively.  Cash received from the exercise of stock options was $6.0 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and is reflected in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.  The Company settles employee stock options with newly issued shares of the Company's common stock.

The Company used the implied volatility of market-traded options in the Company's stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in SFAS 123(R) and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107.  The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company's stock and the Company's assessment that implied volatility is more representative of future stock price trends than historical volatility.

The dividend yield assumption is based on the Company's history and expectation of future dividend payouts and may be subject to change in the future.  The Company has never paid a dividend and does not expect to pay dividends in the future.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding.  Upon adoption of SFAS 123(R), the Company changed its method of calculating the expected term of an option based on the assumption that all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or canceled. Prior to the adoption of SFAS 123(R), the Company estimated the expected term to be based on a weighted average combining the average life of options that have been canceled or exercised with the expected life of all unexercised options.  The expected life for unexercised options was based upon the options reaching their full contractual term (i.e., the 10-year life of the option).  The Company believes that this change provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company's employee stock options.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.4% for stock options and 2.6% for restricted stock awards.  In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company also estimated pre-vesting forfeitures for stock options based upon historical experience.  For restricted stock awards, the Company accounted for forfeitures as they occurred prior to the adoption of SFAS 123(R).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

On November 10, 2005 the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards ("SFAS 123R-3"). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC Pool") related to the tax effects of employee share-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited condensed consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding at the Company's adoption of SFAS 123(R). In addition, in accordance with SFAS 123(R), SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), and EITF Topic D- 32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital pursuant to the ordering provisions of the applicable tax laws.

The following activity has occurred under our existing restricted share plans:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 31, 2006	2,104	$6.91
Granted
Vested	(4)	$27.34
Forfeited	(11)	$5.94
Balance at June 30, 2006	2,089	$6.88

As of June 30, 2006, total remaining unearned compensation cost related to nonvested restricted stock was $11.1 million, which will be amortized over the weighted-average remaining service period of 3.1 years.

The total fair value of restricted stock awards vested during the three months ended June 30, 2006 and June 30, 2005 were less than $0.1 million, based upon the fair market value of the Company's common stock on the vesting date.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Three Months Ended June 30, 2005

Net loss, as reported	$(2,717)
Non-cash share-based compensation included in net loss	1,045
Pro forma share-based compensation cost	(1,450)
Pro forma net loss	$(3,122)

Basic and diluted net loss per share, as reported	$(0.01)
Pro forma basic and diluted net loss per share	$(0.02)

The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and provided the required pro forma disclosures required by SFAS 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  Under APB 25, no compensation expense was recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

stock purchase plan, which are non-compensatory under APB 25.  For restricted stock granted at exercise prices below quoted market value, the Company recorded deferred compensation expense for the difference between the price of the underlying shares and the market value.  Deferred compensation expense was amortized ratably over the vesting period of the shares of restricted stock.

2.          NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	THREE MONTHS ENDED
	JUNE 30,
	2006	2005

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders - Numerator for basic	$13,934	$(2,717)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	1,049	-
Net income (loss) plus assumed conversion of notes - Numerator for diluted	$14,983	$(2,717)

Denominator for basic net income (loss) per share - weighted average shares	191,037	188,100
Effect of dilutive securities:
Incremental shares under share-based compensation plans	4,525	-
Assumed conversion of 1.50% convertible notes	30,144	-
Denominator for diluted net income (loss) per share - adjusted weighted average shares and assumed conversions	225,706	188,100

Basic net income (loss) per share	$0.07	$(0.01)
Diluted net income (loss) per share	$0.07	$(0.01)

 In the computation of diluted net income per share for the three months ended June 30, 2006 and June 30, 2005, outstanding stock options to purchase approximately 3.7 million shares and 22.9 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months ended June 30, 2006.  The computation of diluted net income per share for the three months ended June 30, 2005 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	JUNE 30, 2006	MARCH 31, 2006
Raw materials	$39,145	$36,697
Work in process	43,356	47,059
Finished goods	52,491	49,699
	134,992	133,455
Inventory reserve	(23,705)	(16,673)
Total inventories	$111,287	$116,782

Inventory reserves at June 30, 2006 included $7.5 million of finished goods due to defects attributable to a third-party contractor, which has assumed financial responsibility for such defects.

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED
	JUNE 30,
	2006	2005
Net income (loss)	$13,934	$(2,717)
Comprehensive income (loss):
Unrealized gain (loss) on marketable securities	290	(195)
Foreign currency translation gain (loss)	141	(15)
Comprehensive income (loss)	$14,365	$(2,927)

 5.        DEBT

Debt at June 30, 2006 and March 31, 2006 is as follows (in thousands):

	JUNE 30, 2006	MARCH 31, 2006

Short-term debt:
Current portion of equipment term loan	$3,822	$-

Long-term debt:
Convertible subordinated notes	227,055	226,876
Equipment term loan	24,750	-
Subtotal	251,805	226,876
Less current portion	3,822	-

Total long-term debt	$247,983	$226,876

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.        DEBT (continued)

During the first quarter of fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement ("equipment term loan").  The net proceeds from the equipment term loan were approximately $24.8 million after payment of administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method.  The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011.  The interest rate on the equipment term loan is approximately 7.87%.  The equipment term loan is secured by a first priority lien on certain of the Company's manufacturing equipment.  Under the terms of the equipment term loan, the Company is required to comply with certain quarterly financial covenants, beginning with the second fiscal quarter of 2007.

The Company's 1.50% convertible subordinated notes had a fair value of $221.9 million as of June 30, 2006 on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

6.          INCOME TAXES

Income tax expense for the three months ended June 30, 2006 and June 30, 2005 was $1.0 million and $0.4 million, respectively, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  The effective combined domestic income tax rate was 3.8% for the first quarter of fiscal 2007 and 0.0% for the first quarter of fiscal 2006.  The Company's overall tax rate for the first quarter of fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the first quarter of fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

The annual effective tax rate is estimated to be 7.0% for fiscal year 2007, compared to 19.2% for fiscal year 2006.  The decrease in the annual effective tax rate from fiscal year 2006 to fiscal year 2007 is due to the estimated increase in net income for fiscal year 2007 and the difference in the accounting and tax treatment of the variable accounting charge that occurred in fiscal year 2006.

At June 30, 2006, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $70.1 million, which will begin to expire in 2013, if unused, and state losses of approximately $79.5 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisition of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.  In accordance with SFAS 109, "Accounting for Income Taxes," a valuation allowance of $61.3 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $2.4 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $7.8 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended June 30, 2006 is as follows (in thousands):

Balance as of March 31, 2006	$117,218
Adjustments during the period	(592)
Balance as of June 30, 2006	$116,626

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

The reduction to goodwill for the three months ended June 30, 2006 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.  The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $7.8 million at June 30, 2006.

The components of identifiable intangible assets are as follows (in thousands):

	JUNE 30, 2006		MARCH 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology licenses	$13,360	$6,188	$13,360	$5,882
Acquired product technology and other	7,142	3,938	7,142	3,771
Total	$20,502	$10,126	$20,502	$9,653

Intangible asset amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2006 and June 30, 2005, respectively.  Amortization expense for the Company's identifiable intangible assets as of June 30, 2006 is estimated to be $1.4 million for the remainder of fiscal 2007, $1.5 million in fiscal 2008, $1.2 million in fiscal 2009, $1.2 million in fiscal 2010 and $1.2 million in fiscal 2011.

8.          NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), which is an interpretation of SFAS 109 "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006 and as such, the Company will adopt this interpretation starting in fiscal year 2008.  We are currently evaluating the impact of adopting FIN 48 on the Company's consolidated financial statements.

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

•         The risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•         Our ability to attract and retain skilled personnel and develop leaders for key business units and functions;

•         Dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

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

We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and system solutions for mobile communications.  Our PAs, transmit modules, cellular transceivers and transceiver modules and SoC solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, WLANs, wireless personal area networks (WPANs) and global positioning systems (GPS).  Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world's leading mobile device manufacturers which deliver advanced wireless capabilities that satisfy current and future market demands.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except as follows:

Share-Based Compensation.  Beginning on April 2, 2006, we have prepared our financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment are now subject to the provisions of SFAS 123(R) and are no longer accounted for as variable awards.  SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment and periodic vesting requirements and limited transferability.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected Volatility
We use the implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model.  Our selection of the implied volatility approach is based on the availability of data regarding actively-traded options on our stock as we believe that implied volatility is more representative than historical volatility.

Expected Term
The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.  Upon adoption of SFAS 123(R), we changed our method of calculating the expected term of an option based on the assumption that all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or cancelled. Prior to the adoption of SFAS 123(R), we estimated the expected term to be based on a weighted average combining the average life of options that have been cancelled or exercised with the expected life of all unexercised options.  The expected life for unexercised options was based upon the options reaching their full contractual term (i.e., the 10-year life of the option).  We believe that this change provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.

Risk-Free Interest Rate
The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.

The dividend yield assumption is based on our history and expectation of dividend payouts.  The fair value of our restricted stock awards is based on the fair market value of our common stock on the date of grant.  Share-based compensation expense recognized in our financial statements in fiscal 2007 is based on awards that are ultimately expected to vest.

Forfeitures
The amount of share-based compensation expense in fiscal 2007 is reduced for estimated forfeitures based on historical experience.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We will evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.  To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.  Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of our Notes to Condensed Consolidated Financial Statements.

FIRST QUARTER FISCAL 2007 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue increased by 49.5% as compared to the corresponding quarter of fiscal 2006, primarily due to sales growth in PAs, transmit modules and our POLARIS™ TOTAL RADIO™ transceiver solutions for global system for mobile communications (GSM)/ general packet radio system (GPRS) and GSM/GPRS/Enhanced Data for Global Evolution (EDGE) applications.

• Gross margin for the quarter was 33.4% as compared to 34.1% in the corresponding quarter of fiscal 2006.  This decrease is due to recording $1.9 million of compensation expense during the first quarter of fiscal 2007 related to variable accounting, which was previously capitalized in inventory as of March 31, 2006.

• Operating income for the quarter increased to 5.9% of revenue as compared to (1.4)% in the corresponding quarter of fiscal 2006.

• Inventory totaled $111.3 million at June 30, 2006, resulting in 5.7 turns for the quarter as compared to $77.1 million and 5.4 turns at June 30, 2005.  The increase in inventory is primarily related to transmit modules and POLARIS™ TOTAL RADIO™ transceiver solutions in support of the increase in sales volumes we anticipate during the September quarter.

• We adopted SFAS 123(R) on April 2, 2006, and as a result, we recorded total share-based compensation expense of approximately $3.2 million for the first quarter of fiscal 2007.

• During the quarter, we entered into a $25.0 million equipment term loan, primarily for use in the capacity expansion of our wafer fabrication and assembly facilities.

We are expecting continued growth in shipments of our POLARIS™ TOTAL RADIO™ solutions and transmit modules, which include the PA and pseudomorphic high electron mobility transistor (pHEMT) switch.  Our wafer fabrication facility expansion, which we anticipate will be completed during the third quarter of fiscal 2007, is expected to increase our wafer manufacturing capacity by approximately 40% and provide available capacity to increase production of both GaAs HBT and GaAs pHEMT devices.

We plan to continue to increase our total addressable market by expanding our current product portfolios for handsets and selectively introducing products for additional wireless markets that leverage our competitive strengths and core RF expertise.

REVENUE

	Three Months Ended June 30,		Percentage
(In thousands, except percentages)	2006	2005	Change

Revenue	$238,335	$159,384	49.5%

Our revenue for the three months ended June 30, 2006 increased primarily due to sales growth in PAs, transmit modules, and our POLARIS™ TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications.

International shipments (based on the "bill to" address of the customer) were $223.8 million and accounted for 93.9% of revenue for the three months ended June 30, 2006, compared to $128.4 million, or 80.5% of revenue, for the three months ended June 30, 2005.

GROSS PROFIT

	Three Months Ended June 30,		Percentage
(In thousands, except percentages)	2006	2005	Change

Gross profit	$79,656	$54,310	46.7%
As a percent of revenue	33.4%	34.1%	(0.7) ppt

Our decrease in gross margin for the three months ended June 30, 2006 is attributable to the recognition of compensation expense in cost of goods sold of $1.9 million in the first quarter of fiscal 2007, which related to variable accounting and was previously capitalized in inventory at March 31, 2006.  In addition, gross margin was negatively impacted during the quarter as a result of increases in commodities pricing (such as gold) and to a lesser extent, by a change in our product mix.

We expect to reduce our cost structure during the remainder of fiscal 2007 by reducing our total GaAs costs, by reducing assembly costs through our internal assembly expansion and by improving our logistics yield across the entire supply chain.

Historically, average selling prices for our products on a per function basis have decreased.  We partially offset this historical trend during the first quarter of fiscal 2007 by expanding our dollar content in cellular handsets through increased sales of transceiver modules and transmit modules and by increasing prices for certain products.  We believe that average selling price erosion will slow in fiscal 2007 as compared to fiscal 2006.  In addition, the following factors will continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.

RESEARCH AND DEVELOPMENT

	Three Months Ended June 30,		Percentage
(In thousands, except percentages)	2006	2005	Change

Research and development	$43,885	$38,713	13.4%
As a percent of revenue	18.4%	24.3%	(5.9) ppt

The dollar increase in research and development expenses for the three months ended June 30, 2006 was primarily attributable to our increase in headcount and related personnel expenses, including salaries and benefits related to our cellular chipset development efforts.  In addition, share-based compensation expense of $1.3 million was recorded during the first quarter of fiscal 2007 as a result of the adoption of SFAS 123(R) on April 2, 2006.  As expected, research and development expenses as a percentage of revenue has decreased as a result of increased revenue.  We expect that research and development expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING

	Three Months Ended June 30,		Percentage
(In thousands, except percentages)	2006	2005	Change

Marketing and selling	$13,410	$12,056	11.2%
As a percent of revenue	5.6%	7.6%	(2.0)ppt

The increase in marketing and selling expenses for the three months ended June 30, 2006 was primarily attributable to our increase in headcount and related personnel expenses.  In addition, share-based compensation expense of $0.5 million was recorded during the first quarter of fiscal 2007 as a result of the adoption of SFAS 123(R) on April 2, 2006.  As expected, due to increased revenue, marketing and selling expenses have decreased as a percentage of revenue.  We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

	Three Months Ended June 30,		Percentage
(In thousands, except percentages)	2006	2005	Change

General and administrative	$8,262	$6,668	23.9%
As a percent of revenue	3.5%	4.2%	(0.7) ppt

The increase in general and administrative expenses for the three months ended June 30, 2006 was primarily due to increased headcount and related personnel expenses as well as share-based compensation expense of $0.6 million, which resulted from the adoption of SFAS 123(R) on April 2, 2006.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING (INCOME) EXPENSE

	Three Months Ended June 30,		Percentage
(In thousands, except percentages)	2006	2005	Change

Other operating (income) expense	$67	$(850)	107.9%
As a percent of revenue	0.0%	(0.5)%	0.5 ppt

During the three months ended June 30, 2006, we incurred approximately $0.1 million of expenses related to the discontinuation of our internal WLAN chipset development efforts.  During the first quarter of fiscal 2006, we reversed accrued contract expense related to the discontinuation of our internal WLAN chipset development efforts.  The accrued contract expense was for a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005.  During the first quarter of fiscal 2006, the license was renegotiated to allow the technology to be used for non-WLAN related products.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended June 30,
(In thousands, except percentages)	2006	2005

Interest expense	$(1,048)	$(1,057)
Interest income	1,819	906
Other income (expense), net	180	63
Income taxes	(1,049)	(352)

Interest Expense
Interest expenses for the three months ended June 30, 2006 remained relatively unchanged as compared to the three months ended June 30, 2005.

Interest Income
The increase in interest income is primarily due to the increase in interest rates to approximately 5.0% in the first quarter of fiscal 2007 as compared to approximately 3.0% in the first quarter of fiscal 2006.

Income Taxes
Our annual effective tax rate is estimated to be 7.0% for fiscal year 2007, compared to 19.2% for fiscal year 2006.  The decrease in the annual effective tax rate from fiscal year 2006 to fiscal year 2007 is due to the estimated increase in net income for fiscal year 2007 and the difference in the accounting and tax treatment of the variable accounting charge that occurred in fiscal year 2006.

SHARE-BASED COMPENSATION

On April 2, 2006 (the first day of our 2007 fiscal year), we adopted the provisions of the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Share-Based Payment" using a modified prospective application.  Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee's requisite service period.

As of June 30, 2006, total remaining unearned compensation cost related to nonvested restricted stock was $11.1 million, which will be amortized over the weighted-average remaining service period of 3.1 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of June 30, 2006, we had working capital of approximately $327.0 million, including $104.5 million in cash and cash equivalents, compared to working capital at June 30, 2005 of $245.3 million, including $41.8 million in cash and cash equivalents.

Cash Flows from Operating Activities
Operating activities in the first quarter of fiscal 2007 provided cash of $25.1 million, compared to a use of cash of $1.7 million in the first quarter of fiscal 2006. This increase in cash provided by operating activities was primarily the result of increased earnings in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Cash Flows from Investing Activities
Net cash used in investing activities in the first quarter of fiscal 2007 was $33.0 million compared to net cash provided by investing activities of $17.6 million in fiscal 2006 due primarily to higher purchases of property, plant and equipment related to the expansion of our manufacturing operations and lower investment activity.

While our capital expenditures totaled approximately $66.1 million during fiscal 2006, we are currently expecting to spend between $110.0 million and $130.0 million in fiscal 2007 for capacity expansion in Greensboro, North Carolina and in Beijing, China.  The actual amount of capital expenditures will be dependent on whether all projects that are currently under consideration are ultimately approved by our Board of Directors and executed.  We currently expect to fund our 2007 capital expenditures with cash flow from operations and the $25.0 million equipment term loan that we entered into during the first quarter of fiscal 2007.

Cash Flows from Financing Activities
Net cash provided by financing activities for the first quarter of fiscal 2007 was $30.8 million, compared to $0.0 million for the first quarter of fiscal 2006.  As discussed above, we entered into a $25.0 million equipment term loan during the first quarter of fiscal 2007 for the manufacturing operation expansions that are currently in progress.  In addition, we experienced an increase in net proceeds from the exercise of stock options and employee stock purchases during the first quarter of fiscal 2007.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.

Beginning with our second fiscal quarter of 2007, we are required to calculate certain quarterly financial covenants: (1) we must maintain a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and (2) we must maintain unencumbered cash or cash-equivalent holdings of not less than $50.0 million.  Senior funded debt is defined as current- and long-term, and capital leases, and EBITDA is defined as operating income under GAAP, plus depreciation and amortization expense, plus all non-cash expenses and losses minus all non-cash income and gains.

Convertible Debt  During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of June 30, 2006, the 1.50% convertible subordinated notes had a fair value of $221.9 million.

Capital Commitments  At June 30, 2006, we had short-term capital commitments of approximately $46.0 million, consisting of approximately $42.0 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our fiscal 2004 note offering and our recent $25.0 million equipment term loan, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

Legal  We are involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated.  These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon our consolidated financial position or results of operations.

OTHER

During the first quarter of fiscal 2007, we discovered mis-processed materials by a third-party subcontractor, which has agreed to accept financial responsibility for such defects.  As a result, we increased our inventory reserves by $7.5 million, increased accrued liabilities for potential warranty claims by $1.6 million and recorded a receivable from the third-party subcontractor in the amount of $9.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
The Company's interest rate risk relating to our short-term and long-term investments as well as our convertible debt has not changed significantly from the disclosure in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Foreign Currency Risk
We have limited exposure to currency exchange fluctuations, as we manage the sensitivity of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars.  In fiscal 2003, we completed the establishment of an operation in Beijing, China, where domestic sales and purchases are denominated in Renminbi.  The currency exchange rate fluctuations in Renminbi are currently immaterial to our financial position, results of operations and cash flows.   During the second quarter of fiscal 2006, the China government ended the direct link between the Renminbi to the U.S. dollar and changed to a more flexible exchange rate system based on a group of world currencies.  This change in currency exchange rate pegging to a more flexible system increases our foreign currency risk fluctuations.  We do not currently engage in foreign currency hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 1, 2006, by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 2, 2006 through April 29, 2006	0	0	0	0
April 30, 2006 through May 27, 2006	9,317	$ 9.28	0	0
May 28, 2006 through July 1, 2006	0	0	0	0
Total	9,317	$ 9.28	0	0

(1) The shares purchased represent shares delivered by attestation by an employee of the Company to the Company to pay the exercise price of certain employee stock options.  Shares owned and deemed tendered by such employee to pay the exercise price were deemed to be purchased by the Company at the closing price of the Company's common stock on the date of exercise.

(2) The Company has no publicly announced plan or program to purchase shares of the Company's common stock.

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
Date: August 9, 2006
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: August 9, 2006
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

