Form 10-Q
period 2006-09-30
RF MICRO DEVICES INC
filed 2006-11-08
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes [  ]          No [X]

As of October 31, 2006, there were 192,510,938 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	SEPTEMBER 30, 2006	MARCH 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,883	$81,588
Short-term investments	88,729	68,949
Accounts receivable, net of allowances of $578 at September 30, 2006 and $386 at March 31, 2006	133,441	115,715
Other receivables	22,440	12,823
Inventories (Note 3)	121,376	116,782
Prepaid expenses	7,108	6,719
Total current assets	452,977	402,576

Property and equipment, net of accumulated depreciation of $311,241 at September 30, 2006 and $280,164 at March 31, 2006	377,200	341,293
Goodwill (Note 7)	116,034	117,218
Investment in Jazz Semiconductor, Inc. (Note 8)	25,400	59,265
Long-term investments	717	584
Intangible assets (Note 7)	9,812	10,849
Other non-current assets	4,741	3,658
Total assets	$986,881	$935,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,065	$68,314
Accrued liabilities	37,206	34,458
Current portion - long term debt (Note 5)	3,897	-
Other current liabilities	222	260
Total current liabilities	117,390	103,032

Long-term debt, net of unamortized discount of $2,995 at September 30, 2006 and $3,124 at March 31, 2006 (Note 5)	247,180	226,876
Other long-term liabilities	6,253	6,178
Total liabilities	370,823	336,086

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 191,977 and 190,280 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	471,490	462,696
Additional paid-in capital	108,522	107,104
Deferred compensation	-	(12,265)
Accumulated other comprehensive income, net of tax (Note 4)	622	355
Retained earnings	35,424	41,467
Total shareholders' equity	616,058	599,357

Total liabilities and shareholders' equity	$986,881	$935,443

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

Revenue	$246,919	$177,004

Operating costs and expenses:
Cost of goods sold	160,778	113,255
Research and development	46,473	39,461
Marketing and selling	14,480	12,079
General and administrative	12,141	6,497
Other operating expense	32	166
Total operating costs and expenses	233,904	171,458
Income from operations	13,015	5,546

Interest expense	(1,145)	(1,036)
Interest income	2,079	907
Impairment of Jazz Semiconductor, Inc. investment	(33,865)	-
Other income	478	770

(Loss) income before income taxes	(19,438)	6,187

Income tax expense (Note 6)	(539)	(250)
Net (loss) income	$(19,977)	$5,937

Net (loss) income per share (Note 2):
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

Shares used in per share calculation:
Basic	191,670	188,382
Diluted	191,670	192,195

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005

Revenue	$485,254	$336,388

Operating costs and expenses:
Cost of goods sold	319,457	218,329
Research and development	90,359	78,174
Marketing and selling	27,890	24,135
General and administrative	20,403	13,165
Other operating expense (income)	98	(684)
Total operating costs and expenses	458,207	333,119
Income from operations	27,047	3,269

Interest expense	(2,193)	(2,093)
Interest income	3,898	1,813
Impairment of Jazz Semiconductor, Inc. investment	(33,865)	-
Other income	659	833

(Loss) Income before income taxes	(4,454)	3,822

Income tax expense (Note 6)	(1,588)	(602)
Net (loss) income	$(6,042)	$3,220

Net (loss) income per share (Note 2):
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

Shares used in per share calculation:
Basic	191,345	188,244
Diluted	191,345	191,315

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005
Cash flows from operating activities:
Net (loss) income	$(6,042)	$3,220
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	34,312	30,937
Amortization	1,398	1,641
Deferred income taxes	797	-
Foreign currency adjustments	(487)	(666)
Impairment of Jazz Semiconductor, Inc. investment	33,865	-
Loss (gain) on disposal of assets, net	80	(14)
Share-based compensation expense	14,754	3,219
Changes in operating assets and liabilities:
Accounts receivable, net	(17,528)	(14,419)
Inventories	(5,665)	(17,704)
Prepaid expense and other current and non-current assets	(9,404)	1,241
Accounts payable and accrued liabilities	9,270	1,737
Other liabilities	74	(204)
Net cash provided by operating activities	55,424	8,988

Investing activities:
Purchase of property and equipment	(70,267)	(31,278)
Proceeds from sale of property and equipment	146	158
Proceeds from maturities of securities available-for-sale	29,795	134,820
Purchase of securities available-for-sale	(49,566)	(76,896)
Purchase of business, net of cash received	-	(4,980)
Net cash (used in) provided by investing activities	(89,892)	21,824

Financing activities:
Proceeds from equipment term loan	25,000	-
Debt issuance costs	(250)	-
Payment of debt	(927)	-
Proceeds from exercise of stock options, warrants and employee stock purchases	8,794	3,071
Repayment of capital lease obligations	-	(42)
Net cash provided by financing activities	32,617	3,029

Net (decrease) increase in cash and cash equivalents	(1,851)	33,841
Effect of exchange rate changes on cash	146	115
Cash and cash equivalents at the beginning of the period	81,588	26,016
Cash and cash equivalents at the end of the period	$79,883	$59,972

     See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Share-Based Compensation

Stock Plans
The Company currently grants stock options and restricted stock awards to employees under the 2003 Stock Incentive Plan (the 2003 Plan).  The Company's shareholders approved the 2003 Stock Plan at the 2003 Annual Meeting of Shareholders held on July 22, 2003 and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan.  The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted units, and performance awards and performance units under the 2003 Plan, although none of these types of awards has been granted to date.  In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003 continue in accordance with the terms of the respective plans.  At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company: (a) amended the 2003 Plan to (1) increase the aggregate number of shares issuable under the 2003 Plan by 15.0 million, (2)  increase the maximum number of shares that may be issued pursuant to the exercise of incentive stock options by 15.0 million, and (3)  modify the list of performance factors that may apply to performance-based awards granted to "covered employees" (generally the chief executive officer and four other highest compensated executive officers) under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") and related regulations; and (b) approved the 2003 Plan's eligibility and participant award limitations for Code Section 162(m) purposes.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 24.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason.  As of September 30, 2006, 15.2 million shares were available for issuance under the 2003 Plan.

At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which replaced the Nonemployee Directors' Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors.  Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock.  An aggregate of 1.4 million shares of common stock have been reserved for issuance under this plan, including shares remaining available for issuance under the prior non-employee directors stock option plan.  As of September 30, 2006, 1.2 million shares were available for issuance under the 2006 Directors Stock Option Plan.

The Company also has an Employee Stock Purchase Plan that provides eligible employees an opportunity to acquire the Company's common stock at 85% of the lower of the closing price per share of the Company's common stock on the first or last day of each six-month purchase period.  At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company amended the Employee Stock Purchase Plan to increase the aggregate number of shares issuable under the Employee Stock Purchase Plan by 4.0 million shares.  At September 30, 2006, 3.7 million shares were available for future issuance under this plan. The Company issued 0.4 million shares under this plan in the six months ended September 30, 2006.

For fiscal years 2007 and 2006, the primary share-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company's stock at the date of grant, generally vest over a four-year period from the grant date and expire 10 years from the grant date.  Restricted stock awards granted by the Company generally vest over a five-year period from the grant date.  Stock options granted to non-employee directors upon re-election to the Board of Directors in fiscal 2006 had an exercise price equal to the market price of the Company's stock at the date of grant, vested over a two-year period from the grant date and expire 10 years from the grant date.  Under the new 2006 Directors Stock Option Plan, stock options granted to non-employee directors in fiscal 2007 had an exercise price equal to the market price of the Company's stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date.  Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company's stock at the date of grant, vest over a two-year period from the grant date and expire 10 years from the grant date.

The options granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For such options granted prior to the adoption of SFAS 123(R), the Company will continue to recognize the expense related to these options over the vesting period of the option.  For options granted or modified after the adoption of SFAS 123(R), the Company will recognize the expense for these awards upon grant.  In the three and six months ended September 30, 2006, share-based compensation of $5.5 million was recognized upon the grant of 1.6 million options and restricted awards to certain officers of the Company.  Had the Company applied the new amortization policy under SFAS 123(R) for awards issued prior to the adoption of SFAS 123(R), the impact on total pre-tax share-based compensation expense recognized in our Condensed Consolidated Statements of Operations would have been $(0.8) million and $(1.6) million for the three and six months ended September 30, 2006, respectively.  For the three and six months ended September 30, 2005, the impact would have been $5.5 million and $5.4 million, respectively.

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

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in fiscal 2007 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 2, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  In addition, under the modified prospective application, prior periods are not revised for comparative purposes.  The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award for awards granted subsequent to the adoption of SFAS 123(R).  For options issued prior to the adoption of SFAS 123(R), the Company uses the accelerated attribution method to recognize share-based compensation costs over the service period of the award, amortizing each separately vesting portion of the award as a unique award.

Total pre-tax share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was $9.3 million and $14.8 million for the three and six months ended September 30, 2006, respectively.  For the three and six months ended September 30, 2005, the total pre-tax share-based compensation expense recognized was $2.2 million and $3.2 million, respectively.  Amounts recorded in the three and six months ended September 30, 2005 primarily represented expenses related to restricted stock awards since no expense was recognized for stock options.  In addition, as of September 30, 2006, $0.9 million of share-based compensation expense was capitalized into inventory.

Prior to the adoption of SFAS 123(R), certain options were subject to variable accounting and $1.9 million of compensation expense related to the variable accounting was capitalized into inventory as of March 31, 2006.  This amount was recognized in cost of goods sold in the six months ended September 30, 2006.  The options that were previously subject to variable accounting treatment are now subject to the provision of SFAS 123(R) and are no longer accounted for as variable awards.

As a result of adopting SFAS 123(R), and therefore no longer applying variable accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the Company's income from continuing operations, income before income taxes and net income for the three months ended September 30, 2006, are each $2.2 million higher than if it had continued to account for share-based compensation under APB 25.  For the six months ended September 30, 2006, the Company's income from continuing operations, income before income taxes and net income are each $20.2 million lower than if it had continued to account for share-based compensation under APB 25.

Basic and diluted earnings per share for the three months ended September 30, 2006 are each $0.02 higher than if the Company had continued to account for share-based compensation under APB 25.  For the six months ended September 30, 2006, basic and diluted earnings per share are each $0.10 lower than if the Company had continued to account for share-based compensation under APB 25.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of activity of the Company's directors and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as March 31, 2006	22,427	$7.36
Granted	112	$8.17
Exercised	(1,128)	$5.28
Forfeited	(69)	$6.02
Canceled	(37)	$9.54
Outstanding as of June 30, 2006	21,305	$7.47	6.1	$8,336
Granted	3,382	$6.14
Exercised	(170)	$3.25
Forfeited	(27)	$6.19
Canceled	(26)	$8.99
Outstanding as of September 30, 2006	24,464	$7.32	6.4	$38,135

Vested and expected to vest at September 30, 2006	24,351	$7.32	6.4	$37,967
Options exercisable as of September 30, 2006	16,164	$7.95	5.6	$25,653

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company's closing stock price of $7.58 as of September 30, 2006, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following tables:

	Three Months Ended
	June 30, 2006	June 30, 2005

Expected volatility	51.49%	48.15%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.94	7.77
Risk-free interest rate	4.99%	4.02%
Weighted-average grant-date fair value of options granted during the period	$3.92	$2.66
	Three Months Ended
	September 30, 2006	September 30, 2005

Expected volatility	53.51%	43.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.02	7.91
Risk-free interest rate	4.90%	4.13%
Weighted-average grant-date fair value of options granted during the period	$2.98	$2.87

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $0.6 million and $4.8 million, respectively.  For the three and six months ended September 30, 2005, the total intrinsic value of options exercised was $0.5 million and $0.7 million, respectively.

Cash received from the exercise of stock options was $0.5 million and $6.5 million for the three and six months ended September 30, 2006, respectively, and is reflected in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.  For each of the three and six months ended September 30, 2005, the cash received from the exercise of stock options was $1.1 million.  The Company settles employee stock options with newly issued shares of the Company's common stock.

The Company used the implied volatility of market-traded options on the Company's common stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in SFAS 123(R) and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107.  The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company's common stock and the Company's assessment that implied volatility is more representative of future common stock price trends than historical volatility.

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.3% for stock options and 2.6% for restricted stock awards.  In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company also estimated pre-vesting forfeitures for stock options based upon historical experience.  For restricted stock awards, the Company accounted for forfeitures as they occurred prior to the adoption of SFAS 123(R).

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The following activity has occurred under our existing restricted share plans:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 31, 2006	2,104	$6.91
Granted	-	-
Vested	(4)	$27.34
Forfeited	(11)	$5.94
Balance at June 30, 2006	2,089	$6.88
Granted	686	$5.97
Vested	(364)	$9.08
Forfeited	-	-
Balance at September 30, 2006	2,411	$6.29

As of September 30, 2006, total remaining unearned compensation cost related to nonvested restricted stock was $12.4 million, which will be amortized over the weighted-average remaining service period of 3.6 years.

The total fair value of restricted stock awards vested during the three and six months ended September 30, 2006 were each $2.4 million, based upon the fair market value of the Company's common stock on the vesting date.  For the three and six months ended September 30, 2005, the total fair value of restricted stock awards vested were $1.3 million and $1.4 million, respectively.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net income, as reported	$5,937	$3,220
Non-cash share-based compensation included in net income	2,174	3,219
Pro forma share-based compensation cost	(4,429)	(5,880)
Pro forma net income	$3,682	$559

Basic and diluted net income per share, as reported	$0.03	$0.02
Pro forma basic and diluted net income per share	$0.02	$0.00

The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by APB 25 and related interpretations, and provided the required pro forma disclosures required by SFAS 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".  Under APB 25, no compensation expense was recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25.  For restricted stock granted at exercise prices below quoted market value, the Company recorded deferred compensation expense for the difference between the price of the underlying shares and the market value.  Deferred compensation expense was amortized ratably over the vesting period of the shares of restricted stock.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Numerator for basic and diluted net
income per share:
Net (loss) income available to common
shareholders - Numerator for basic	$(19,977)	$5,937	$(6,042)	$3,220
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	-	-	-
Net (loss) income plus assumed conversion of notes - Numerator for diluted	$(19,977)	$5,937	$(6,042)	$3,220

Denominator for basic net income per share - weighted average shares	191,670	188,382	191,345	188,244
Effect of dilutive securities:
Incremental shares under share-based compensation plans	-	3,813	-	3,071
Assumed conversion of 1.50% convertible notes	-	-	-	-
Denominator for diluted net (loss) income per share - adjusted weighted average shares and assumed conversions	191,670	192,195	191,345	191,315

Basic and diluted net (loss) income per share	$(0.10)	$0.03	$(0.03)	$0.02

In the computation of diluted net loss per share for the three and six months ended September 30, 2006, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.  The computation of diluted net loss per share did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three and six months ended September 30, 2006 because the inclusion would have been anti-dilutive.

In the computation of diluted net income per share for the three and six months ended September 30, 2005, outstanding stock options to purchase approximately 5.6 million shares and 14.3 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  The computation of diluted net income per share for the three and six months ended September 30, 2005 did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	SEPTEMBER 30, 2006	MARCH 31, 2006
Raw materials	$35,090	$36,697
Work in process	48,164	47,059
Finished goods	59,748	49,699
	143,002	133,455
Inventory reserve	(21,626)	(16,673)
Total inventories	$121,376	$116,782

Inventory reserves at September 30, 2006 included $6.0 million of finished goods due to defects attributable to a third-party supplier, which has assumed financial responsibility for such defects.  The Company has recorded an offsetting receivable from the third-party supplier.

4.        OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive (loss) income, net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Net (loss) income	$(19,977)	$5,937	$(6,042)	$3,220
Unrealized (loss) gain on marketable securities	(124)	50	167	35
Foreign currency translation (loss) gain	(41)	(73)	100	(268)
Comprehensive (loss) income	$(20,142)	$5,914	$(5,775)	$2,987

5.        DEBT

Debt at September 30, 2006 and March 31, 2006 is as follows (in thousands):

	SEPTEMBER 30, 2006	MARCH 31, 2006

Convertible subordinated notes	$227,234	$226,876
Equipment term loan	23,843	-
Subtotal	251,077	226,876
Less current portion of equipment term loan	3,897	-

Total long-term debt	$247,180	$226,876

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.        DEBT (continued)

During the first quarter of fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement ("equipment term loan").  The net proceeds from the equipment term loan were approximately $24.8 million after payment of administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method.  The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011.  The interest rate on the equipment term loan is approximately 7.87%.  The equipment term loan is secured by a first priority lien on certain of the Company's manufacturing equipment.  Under the terms of the equipment term loan, the Company is required to comply with certain quarterly financial covenants.

The Company's 1.50% convertible subordinated notes had a fair value of $268.8 million as of September 30, 2006 on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

6.          INCOME TAXES

Income tax expense for the three months ended September 30, 2006 and September 30, 2005 was $0.5 million and $0.2 million, respectively, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  Income tax expense for the six months ended September 30, 2006 and September 30, 2005 was $1.6 million and $0.6 million, respectively, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  The effective combined domestic income tax rate was 0.0% for both the second quarter of fiscal 2007 and the second quarter of fiscal 2006.  The Company's overall tax rate for the second quarter of fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the second quarter of fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

The annual effective tax rate is estimated to be 10.3% for fiscal year 2007, compared to 19.2% for fiscal year 2006.  The decrease in the annual effective tax rate between fiscal years 2006 and 2007 is primarily related to the projected increase in net income for fiscal year 2007, the Company's estimate that its income tax expense will remain relatively constant, and the difference in the accounting and tax treatment of the variable accounting charge that occurred in fiscal year 2006.  The estimated annual effective tax rate of 10.3% is higher than the annual effective tax rate of 7.0% estimated in the first quarter.  The higher than expected rate is primarily due to the difference in the book and tax treatment for the Jazz impairment accounting charge.

At September 30, 2006, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $54.1 million, which will begin to expire in 2013, if unused, and state losses of approximately $63.5 million, which will begin to expire in 2009, if unused.  Included in the amounts above are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Code Section 382.  In accordance with SFAS 109, "Accounting for Income Taxes," a valuation allowance of $63.8 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $2.8 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $7.2 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended September 30, 2006 is as follows (in thousands):

Balance as of March 31, 2006	$117,218
Adjustments during the period	(1,184)
Balance as of September 30, 2006	$116,034

The reduction to goodwill for the six months ended September 30, 2006 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.  The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $7.2 million at September 30, 2006.

The components of identifiable intangible assets are as follows (in thousands):

	SEPTEMBER 30, 2006		MARCH 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$13,285	$6,477	$13,360	$5,882
Acquired product technology and other	7,142	4,138	7,142	3,771
Total	$20,427	$10,615	$20,502	$9,653

Intangible asset amortization expense was $0.5 million and $1.0 million for the three and six months ended September 30, 2006, respectively, and $0.4 million and $0.8 million for the three and six months ended September 30, 2005, respectively.  Amortization expense for the Company's identifiable intangible assets as of September 30, 2006 is estimated to be $1.0 million for the remainder of fiscal 2007, $1.5 million in fiscal 2008, $1.2 million in fiscal 2009, $1.2 million in fiscal 2010 and $1.2 million in fiscal 2011.

8.        INVESTMENTS

As of June 30, 2006, the Company's investment in the equity of privately-held Jazz Semiconductor, Inc. ("Jazz") had a carrying value of approximately $59.3 million.  As a result of the pending merger of Jazz with a wholly owned subsidiary of Acquicor Technology, Inc. ("Acquicor") that was announced during the Company's second quarter of fiscal 2007, the Company expects to sell its equity interest in Jazz for an aggregate cash consideration of approximately $24.0 million to $27.0 million.  Upon completion of the merger, which is expected in the first quarter of calendar year 2007, Jazz would become a wholly owned subsidiary of Acquicor.  As a result of this pending merger, the Company recorded an impairment charge of approximately $33.9 million which represents management's best estimate of an other-than-temporary decline in value.  Therefore, as of September 30, 2006, the Company reduced the carrying value of its investment in Jazz from $59.3 million to $25.4 million.

9.          NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.          NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Words such as "expect," "anticipate," "intend," "plan," "believe," and "estimate," and variations of such words and similar expressions, identify such forward-looking statements.  Our business is subject to numerous risks and uncertainties, including the following:

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

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10‑K filed with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.  Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

OVERVIEW

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of RF Micro Devices, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and system solutions for mobile communications.  Our PAs, transmit modules, cellular transceivers and transceiver modules and system-on-chip (SoC) solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, wireless local area networks (WLANs), wireless personal area networks (WPANs) and global positioning systems (GPS).  Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world's leading mobile device manufacturers, facilitating their delivery of advanced wireless capabilities that satisfy current and future market demands.

We design and manufacture products using all the major applicable semiconductor process technologies available today.  We have access to these technologies through internal and external resources.  Our approach to using multiple semiconductor process technologies allows us to offer customers products that optimize trade-offs between performance and cost while fulfilling their performance, cost and time-to-market requirements.  We call this approach Optimum Technology Matching®.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except as follows:

Share-Based Compensation.  Effective on April 2, 2006, we began preparing our financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment are now subject to the provisions of SFAS 123(R) and are no longer accounted for as variable awards.  SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values.  Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements.  We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments.  The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment and periodic vesting requirements and limited transferability.  The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected Volatility
We use the implied volatility for traded options on our common stock as the expected volatility assumption required in the Black-Scholes model.  Our selection of the implied volatility approach is based on the availability of data regarding actively-traded options on our common stock, as we believe that implied volatility is more representative than historical volatility.

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

Forfeitures
The amount of share-based compensation expense in fiscal 2007 is reduced for estimated forfeitures based on historical experience.  Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We will evaluate the assumptions used to value stock awards on a quarterly basis.  If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past.  To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.  Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 1 of our Notes to Condensed Consolidated Financial Statements.

SECOND QUARTER FISCAL 2007 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue increased by 39.5% as compared to the corresponding quarter of fiscal 2006, primarily due to sales of PAs, transmit modules and our POLARIS™ TOTAL RADIO™ transceiver solutions for global system for mobile communications (GSM)/ general packet radio system (GPRS) and GSM/GPRS/Enhanced Data for Global Evolution (EDGE) applications.

• Gross margin for the quarter was 34.9% as compared to 36.0% in the corresponding quarter of fiscal 2006.  This decrease is the result of a decrease in average selling prices coupled with an increase in the percentage of outsourced GaAs pseudomorphic high electron mobility transistor (pHEMT), higher commodity costs, higher pricing of third-party assembly services and the adverse impacts from defective material furnished by a supplier.  These decreases were partially offset by improved capacity utilization and yield improvements.

• Operating income for the quarter increased to 5.3% of revenue as compared to 3.1% in the corresponding quarter of fiscal 2006.

• Inventory totaled $121.4 million at September 30, 2006, resulting in 5.3 turns for the quarter as compared to $92.8 million and 4.9 turns at September 30, 2005.  The increase in inventory is in support of the increase in sales volumes that we anticipate during the December quarter and is primarily related to transmit modules and POLARIS™ TOTAL RADIO™ transceiver solutions.

• We adopted SFAS 123(R) on April 2, 2006 and as a result, we recorded total share-based compensation expense of approximately $9.3 million for the second quarter of fiscal 2007.

• During the quarter, we recorded an impairment charge of $33.9 million for our investment in Jazz Semiconductor, Inc.

We are expecting continued growth in shipments of our POLARIS™ TOTAL RADIO™ solutions and transmit modules.  Our wafer fabrication facility expansion, which we anticipate will be completed during the third quarter of fiscal 2007, is expected to increase our wafer manufacturing capacity by approximately 40% and provide available capacity to increase production of both GaAs HBT and GaAs pHEMT devices.

We plan to continue to increase our total addressable market by expanding our product portfolios for handsets and selectively developing and selling products for additional wireless markets that leverage our competitive strengths and core RF expertise.

REVENUE

	Three Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2006	2005	Percentage Change	2006	2005	Percentage Change

Revenue	$246,919	$177,004	39.5%	$485,254	$336,388	44.3%

Our revenue for the three and six months ended September 30, 2006 increased primarily due to sales of PAs, transmit modules, and our POLARIS™ TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications.

International shipments (based on the "bill to" address of the customer) were $225.9 million and accounted for 91.5% of revenue for the three months ended September 30, 2006, compared to $143.3 million, or 81.0% of revenue, for the three months ended September 30, 2005.  For the six months ended September 30, 2006, international shipments were $449.7 million, or 92.7% of revenue, compared to $271.7 million, or 80.8% of revenue, for the six months ended September 30, 2005.

GROSS PROFIT

	Three Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2006	2005	Percentage Change	2006	2005	Percentage Change

Gross profit	$86,141	$63,749	35.1%	$165,797	$118,059	40.4%
As a percent of revenue	34.9%	36.0%	(1.1)ppt	34.2%	35.1%	(0.9)ppt

Our decrease in gross margin for the three and six months ended September 30, 2006 is primarily the result of a decrease in average selling prices coupled with an increase in the percentage of outsourced GaAs pHEMT, higher commodity costs, higher pricing of third-party assembly services and adverse impacts from defective material furnished by a supplier.  These decreases were partially offset by improved capacity utilization and yield improvements.  Our decrease in gross margin for the six months ended September 30, 2006 is also the result of an increase in share-based compensation expenses of $2.4 million in cost of goods sold for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005.

We expect to reduce our cost structure during the remainder of fiscal 2007 by reducing assembly costs through our internal assembly expansion, by expanding production of internally manufactured pHEMT switches and by improving our total yield across the supply chain.

Historically, average selling prices for our products on a per function basis have decreased.  We have offset the effect of this historical trend on corporate average selling prices during the first six months of fiscal 2007 by expanding our dollar content in cellular handsets through increased sales of transceiver modules and transmit modules and by increasing prices for certain products.  In addition, the following factors will continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.

RESEARCH AND DEVELOPMENT

	Three Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2006	2005	Percentage Change	2006	2005	Percentage Change

Research and development	$46,473	$39,461	17.8%	$90,359	$78,174	15.6%
As a percent of revenue	18.8%	22.3%	(3.5)ppt	18.6%	23.2%	(4.6)ppt

The dollar increase in research and development expenses for the three and six months ended September 30, 2006 was primarily attributable to our increase in headcount and related personnel expenses, including salaries and benefits related to our cellular chipset development efforts.  In addition, share-based compensation expense increased $1.3 million and $2.4 million for the three and six months ended September 30, 2006, respectively, as compared to the three and six months ended September 30, 2005, as a result of the adoption of SFAS 123(R) on April 2, 2006.  As expected, research and development expenses as a percentage of revenue have decreased as a result of increased revenue.  We expect that research and development expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING

	Three Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2006	2005	Percentage Change	2006	2005	Percentage Change

Marketing and selling	$14,480	$12,079	19.9%	$27,890	$24,135	15.6%
As a percent of revenue	5.9%	6.8%	(0.9)ppt	5.7%	7.2%	(1.5)ppt

The increase in marketing and selling expenses for the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005 was primarily due to an increase in share-based compensation expense of $1.1 million and $1.6 million for the three and six months ended September 30, 2006, respectively, which resulted from the adoption of SFAS 123(R) on April 2, 2006 and an increase in headcount and related personnel expenses.  As expected, due to increased revenue, marketing and selling expenses have decreased as a percentage of revenue.  We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

	Three Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2006	2005	Percentage Change	2006	2005	Percentage Change

General and administrative	$12,141	$6,497	86.9%	$20,403	$13,165	55.0%
As a percent of revenue	4.9%	3.7%	1.2ppt	4.2%	3.9%	0.3ppt

The increase in general and administrative expenses for the three and six months ended September 30, 2006 as compared to the three and six months ended September 30, 2005 was primarily due to an increase in share-based compensation expense of $4.3 million and $5.2 million for the three and six months ended September 30, 2006, respectively, which resulted from the adoption of SFAS 123(R) on April 2, 2006 and an increase in personnel expenses.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING EXPENSE (INCOME)

	Three Months Ended September 30,			Six Months Ended September 30,
(In thousands, except percentages)	2006	2005	Percentage Change	2006	2005	Percentage Change

Other operating expense (income)	$32	$166	(81.0)%	$98	$(684)	114.4%
As a percent of revenue	0.0%	0.1%	(0.1)ppt	0.0%	(0.2)%	0.2ppt

During the three and six months ended September 30, 2006, we incurred less than $0.1 million of expenses related to the discontinuation of our internal WLAN chipset development efforts.  During the first quarter of fiscal 2006, we reversed accrued contract expense related to the discontinuation of our internal WLAN chipset development efforts.  The accrued contract expense was for a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005.  During the first quarter of fiscal 2006, the license was renegotiated to allow the technology to be used for non-WLAN related products.

OTHER INCOME AND INCOME TAXES

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Interest expense	$(1,145)	$(1,036)	$(2,193)	$(2,093)
Interest income	2,079	907	3,898	1,813
Impairment charge	(33,865)	-	(33,865)	-
Other income	478	770	659	833
Income taxes	(539)	(250)	(1,588)	(602)

Interest Expense
Interest expenses for the three and six months ended September 30, 2006 remained relatively unchanged as compared to the three and six months ended September 30, 2005.  In accordance with SFAS 34, "Capitalization of Interest Cost", we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use.  During the three months ended September 30, 2006, we capitalized interest of $0.4 million for these qualifying assets.  Once these assets are placed in service, the expense will be charged to interest expense on our Consolidated Financial Statements.

Interest Income
The increase in interest income is primarily due to the increase in interest rates to approximately 5.0% in the first six months of fiscal 2007 as compared to approximately 3.0% in the first six months of fiscal 2006.

Impairment charge
During the second quarter of fiscal 2007, we recorded an impairment charge with respect to our investment in Jazz of approximately $33.9 million.  This charge was the result of a pending merger of Jazz with a wholly owned subsidiary of Acquicor Technology, Inc. ("Acquicor") that was announced during the Company's second quarter of fiscal 2007, as a result of which the Company expects to sell its equity interest in Jazz for an aggregate cash consideration of approximately $24.0 million to $27.0 million.  Upon completion of the merger, which is expected in the first quarter of calendar year 2007, Jazz would become a wholly owned subsidiary of Acquicor.  The impairment charge of approximately $33.9 million represents management's best estimate of an other-than-temporary decline in value in our equity interest in Jazz.

Income Taxes
Our annual effective tax rate is estimated to be 10.3% for fiscal year 2007, compared to 19.2% for fiscal year 2006.  The decrease in the annual effective tax rate between fiscal years 2006 and 2007 is primarily related to the projected increase in net income for fiscal year 2007, our estimate that our income tax expense will remain relatively constant, and the difference in the accounting and tax treatment of the variable accounting charge that occurred in fiscal year 2006.  The estimated annual effective tax rate of 10.3% is higher than the annual effective tax rate of 7.0% estimated in the first quarter.  The higher than expected rate is primarily due to the difference in the book and tax treatment for the Jazz impairment accounting charge.

SHARE-BASED COMPENSATION

On April 2, 2006 (the first day of our 2007 fiscal year), we adopted the provisions of the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), "Share-Based Payment," using a modified prospective application.  Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee's requisite service period.

As of September 30, 2006, total remaining unearned compensation cost related to nonvested restricted stock was $12.4 million, which will be amortized over the weighted-average remaining service period of 3.6 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of September 30, 2006, we had working capital of approximately $335.6 million, including $79.9 million in cash and cash equivalents, compared to working capital at September 30, 2005 of $256.5 million, including $60.0 million in cash and cash equivalents.

Cash Flows from Operating Activities
Operating activities for the six months ended September 30, 2006 generated cash of $55.4 million, compared to generating cash of $9.0 million in the six months ended September 30, 2005. This increase in cash provided by operating activities was primarily the result of increased earnings net of non-cash adjustments.  Non-cash adjustments increased by $49.6 million for the six months ended September 30, 2006, primarily due to the impairment of the Jazz investment ($33.9 million) and share-based compensation expense ($14.8 million).

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2006 was $89.9 million compared to net cash provided by investing activities of $21.8 million in fiscal 2006, due primarily to higher purchases of property, plant and equipment related to the expansion of our manufacturing operations and lower investment activity.

While our capital expenditures totaled approximately $66.1 million during fiscal 2006, we are currently expecting to spend between $100.0 million and $120.0 million in fiscal 2007 for capacity expansion in Greensboro, North Carolina and in Beijing, China.  The actual amount of capital expenditures will be dependent on whether all projects that are currently under consideration are ultimately approved by our Board of Directors and executed.  We currently expect to fund our 2007 capital expenditures with cash flow from operations and the $25.0 million equipment term loan that we entered into during the first quarter of fiscal 2007.

Cash Flows from Financing Activities
Net cash provided by financing activities was $32.6 million for the six months ended September 30, 2006, compared to $3.0 million for the six months ended September 30, 2005.  As discussed above, we entered into a $25.0 million equipment term loan during the first quarter of fiscal 2007 for the manufacturing operation expansions that are currently in progress.  In addition, we experienced an increase in net proceeds from the exercise of stock options and employee stock purchases during the six months ended September 30, 2006.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.

In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million.  Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.

Convertible Debt  During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of September 30, 2006, the 1.50% convertible subordinated notes had a fair value of $268.8 million.

Capital Commitments  At September 30, 2006, we had short-term capital commitments of approximately $23.7 million, consisting of approximately $17.5 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

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

OTHER

During the first quarter of fiscal 2007, we procured defective materials from a third-party supplier, which we determined did not meet our quality standards.  The supplier agreed to accept financial responsibility for such defects.  As a result, we increased our inventory reserves by $7.5 million, increased accrued liabilities for potential warranty claims by $1.6 million and recorded a receivable from the third-party supplier in the amount of $9.1 million.

During the second quarter of fiscal 2007, after completion of an inspection process, we determined that the defective material had a value of $6.2 million.  As a result, we reduced our inventory and warranty reserves by $2.9 million and adjusted our receivable from the third-party supplier from $9.1 million to $6.2 million.

Additionally, during the second quarter of fiscal 2007 we issued a credit to a customer for $5.0 million as a result of this defective material.  We have reached agreement for a full reimbursement of this credit from the responsible third-party supplier.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Shareholders Meeting on August 1, 2006, shareholders (i) elected each of the director nominees, (ii) amended the Employee Stock Purchase Plan to increase the number of shares authorized for issuance, (iii) amended the 2003 Stock Incentive Plan to increase the number of shares authorized for issuance as well as approved certain terms designed to preserve the tax deductibility of certain compensation paid under the 2003 Stock Incentive Plan, pursuant to the provisions of Code Section 162(m), (iv) adopted the 2006 Directors Stock Option Plan, (v) adopted the Cash Bonus Plan, and (vi) ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending March 31, 2007.

The voting results with respect to each of the six proposals are set forth below:

Proposal 1.  To elect eight directors for one-year terms and until their respective successors are duly elected and qualified.

	Number of Shares
	Voted For	Withheld
Robert A. Bruggeworth	167,513,500	6,993,506
David A. Norbury	165,466,610	9,040,396
William J. Pratt	167,522,425	6,984,581
Daniel A. DiLeo	171,027,591	3,479,415
Albert E. Paladino	162,093,127	12,413,879
Erik H. van der Kaay	171,051,895	3,455,111
Walter H. Wilkinson, Jr.	162,116,109	12,390,897
Jeffery R. Gardner	170,996,772	3,510,234
	Number of Shares
	Voted For	Voted Against	Abstain	Broker Non-Votes
Proposal 2. To amend the Employee Stock Purchase Plan to increase the number of shares authorized for issuance	94,729,044	8,218,509	3,389,972	68,169,481
Proposal 3. To (a) amend the 2003 Stock Incentive Plan to increase the number of shares authorized for issuance and (b) approve certain terms designed to preserve the tax deductibility of certain compensation paid under the 2003 Stock Incentive Plan, pursuant to the provisions of Code Section 162(m)	80,771,082	22,091,582	3,474,860	68,169,482
Proposal 4. To adopt the 2006 Directors Stock Option Plan	91,676,676	11,143,852	3,516,996	68,169,482
Proposal 5. To adopt the Cash Bonus Plan	92,642,043	10,177,272	3,504,709	68,182,982
Proposal 6. To ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ended March 31, 2007	169,681,050	4,045,349	776,906	-
26

ITEM 6.  EXHIBITS

10.1	2003 Stock Incentive Plan of RF Micro Devices, Inc. (as amended) (1)*

10.2	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (as amended) (2)*

10.3	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (as amended) (2)*

10.4	RF Micro Devices, Inc. 2006 Directors Stock Option Plan (3)*

10.5	Form of Stock Option Agreement (Initial Option) for Nonemployee Directors pursuant to the 2006 Directors Stock Option Plan (2)*

10.6	Form of Stock Option Agreement (Annual Option) for Nonemployee Directors pursuant to the 2006 Directors Stock Option Plan (2)*

10.7	RF Micro Devices, Inc. Cash Bonus Plan (2)*

10.8	RF Micro Devices, Inc. Code of Business Conduct and Ethics, as amended and restated (2)

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

(1)  Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136250).

(2)  Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(3)  Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136251).

  *  Executive compensation plan or agreement

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: November 8, 2006
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: November 8, 2006
/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	2003 Stock Incentive Plan of RF Micro Devices, Inc. (as amended) (1)*

10.2	Form of Stock Option Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (as amended) (2)*

10.3	Form of Restricted Stock Award Agreement for Senior Officers pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (as amended) (2)*

10.4	RF Micro Devices, Inc. 2006 Directors Stock Option Plan (3)*

10.5	Form of Stock Option Agreement (Initial Option) for Nonemployee Directors pursuant to the 2006 Directors Stock Option Plan (2)*
10.6	Form of Stock Option Agreement (Annual Option) for Nonemployee Directors pursuant to the 2006 Directors Stock Option Plan (2)*

10.7	RF Micro Devices, Inc. Cash Bonus Plan (2)*

10.8	RF Micro Devices, Inc. Code of Business Conduct and Ethics, as amended and restated (2)

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

(1)  Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136250).

(2)  Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(3)  Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136251).

  *  Executive compensation plan or agreement

