Form 10-Q
period 2006-12-30
RF MICRO DEVICES INC
filed 2007-02-07
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006

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
Yes [  ] No [X]

As of January 26, 2007, there were 192,952,944 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31, 2006	MARCH 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,037	$81,588
Short-term investments	84,955	68,949
Accounts receivable, net of allowances of $433 at December 31, 2006 and $386 at March 31, 2006	119,092	115,715
Inventories (Note 3)	121,699	116,782
Other receivables	14,702	12,823
Prepaid expenses	6,029	6,719
Total current assets	507,514	402,576

Property and equipment, net of accumulated depreciation of $328,036 at December 31, 2006 and $280,164 at March 31, 2006	377,390	341,293
Goodwill (Note 7)	115,443	117,218
Investment in Jazz Semiconductor, Inc. (Note 8)	25,400	59,265
Long-term investments	636	584
Intangible assets (Note 7)	9,328	10,849
Other non-current assets	9,709	3,658
Total assets	$1,045,420	$935,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,946	$68,314
Accrued liabilities	41,624	34,458
Current portion - long term debt (Note 5)	3,975	-
Other current liabilities	178	260
Total current liabilities	111,723	103,032

Long-term debt, net of unamortized discount of $2,794 at December 31, 2006 and $3,124 at March 31, 2006 (Note 5)	246,358	226,876
Other long-term liabilities	7,301	6,178
Total liabilities	365,382	336,086

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 192,814 and 190,280 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	473,084	462,696
Additional paid-in capital	111,545	107,104
Deferred compensation	-	(12,265)
Accumulated other comprehensive income, net of tax (Note 4)	658	355
Retained earnings	94,751	41,467
Total shareholders' equity	680,038	599,357

Total liabilities and shareholders' equity	$1,045,420	$935,443

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005

Revenue	$281,091	$207,974

Operating costs and expenses:
Cost of goods sold	180,594	132,993
Research and development	47,526	38,650
Marketing and selling	13,010	11,906
General and administrative	8,450	6,919
Other operating (income) expense (Note 9)	(34,558)	380
Total operating costs and expenses	215,022	190,848
Income from operations	66,069	17,126

Interest expense	(1,070)	(1,036)
Interest income	2,231	1,279
Other income	142	55

Income before income taxes	67,372	17,424

Income tax expense (Note 6)	(8,046)	(2,746)
Net income	$59,326	$14,678

Net income per share (Note 2):
Basic	$0.31	$0.08
Diluted	$0.26	$0.07

Shares used in per share calculation:
Basic	192,560	189,236
Diluted	227,852	222,565

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005

Revenue	$766,345	$544,362

Operating costs and expenses:
Cost of goods sold	500,051	351,322
Research and development	137,884	116,824
Marketing and selling	40,900	36,041
General and administrative	28,853	20,084
Other operating income (Note 9)	(34,460)	(304)
Total operating costs and expenses	673,228	523,967
Income from operations	93,117	20,395

Interest expense	(3,264)	(3,129)
Interest income	6,129	3,092
Impairment of Jazz Semiconductor, Inc. investment	(33,865)	-
Other income	802	888

Income before income taxes	62,919	21,246

Income tax expense (Note 6)	(9,635)	(3,348)
Net income	$53,284	$17,898

Net income per share (Note 2):
Basic	$0.28	$0.09
Diluted	$0.25	$0.09

Shares used in per share calculation:
Basic	191,744	188,575
Diluted	225,940	191,678

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
Cash flows from operating activities:
Net income	$53,284	$17,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,438	47,606
Amortization	1,996	2,325
Deferred income taxes	911	1,353
Foreign currency adjustments	(1,029)	(692)
Gain on sale of substantially all Bluetooth® assets	(36,311)	-
Impairment of Jazz Semiconductor, Inc. investment	33,865	-
Loss on disposal of assets, net	1,177	133
Share-based compensation expense	18,075	4,080
Changes in operating assets and liabilities:
Accounts receivable, net	(3,101)	(24,845)
Inventories	(6,447)	(30,539)
Prepaid expense and other current and non-current assets	(398)	(2,159)
Accounts payable and accrued liabilities	4,636	12,075
Other liabilities	1,121	(410)
Net cash provided by operating activities	120,217	26,825

Investing activities:
Purchase of property and equipment	(91,600)	(43,463)
Proceeds from sale of substantially all Bluetooth® assets	32,642	-
Proceeds from sale of property and equipment	451	196
Proceeds from maturities of securities available-for-sale	52,270	173,868
Purchase of securities available-for-sale	(68,169)	(111,208)
Purchase of license	-	(525)
Purchase of business, net of cash received	-	(4,905)
Net cash (used in) provided by investing activities	(74,406)	13,963

Financing activities:
Proceeds from equipment term loan	25,000	-
Debt issuance costs	(250)	-
Payment of debt	(1,873)	-
Proceeds from exercise of stock options, warrants and employee stock purchases	10,389	3,234
Repayment of capital lease obligations	-	(42)
Net cash provided by financing activities	33,266	3,192

Net increase in cash and cash equivalents	79,077	43,980
Effect of exchange rate changes on cash	372	61
Cash and cash equivalents at the beginning of the period	81,588	26,016
Cash and cash equivalents at the end of the period	$161,037	$70,057

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 24.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason.  As of December 31, 2006, 15.4 million shares were available for issuance under the 2003 Plan.

At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which replaced the Nonemployee Directors' Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors.  Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock.  An aggregate of 1.4 million shares of common stock have been reserved for issuance under this plan, including shares remaining available for issuance under the prior non-employee directors stock option plan.  As of December 31, 2006, 1.2 million shares were available for issuance under the 2006 Directors Stock Option Plan.

The Company also has an Employee Stock Purchase Plan that provides eligible employees an opportunity to acquire the Company's common stock at 85% of the lower of the closing price per share of the Company's common stock on the first or last day of each six-month purchase period.  At the Company's Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company amended the Employee Stock Purchase Plan to increase the aggregate number of shares issuable under the Employee Stock Purchase Plan by 4.0 million shares.  At December 31, 2006, 3.7 million shares were available for future issuance under this plan. The Company issued 0.4 million shares under this plan in the nine months ended December 31, 2006.

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

The options granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For such options granted prior to the adoption of SFAS 123(R), the Company will continue to recognize the expense related to these options over the vesting period of the option.  For options granted or modified after the adoption of SFAS 123(R), the Company will recognize the expense for these awards upon grant.  In the nine months ended December 31, 2006, share-based compensation of $5.5 million was recognized upon the grant of 1.6 million options and restricted awards to certain officers of the Company.  Had the Company applied the new amortization policy under SFAS 123(R) for awards issued prior to the adoption of SFAS 123(R), the impact on total pre-tax share-based compensation expense recognized in our Condensed Consolidated Statements of Operations would have been $(0.6) million and $(2.3) million for the three and nine months ended December 31, 2006, respectively.  For the three and nine months ended December 31, 2005, the impact would have been $(0.8) million and $4.6 million, respectively.

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

Total pre-tax share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was $3.3 million and $18.1 million for the three and nine months ended December 31, 2006, respectively.  For the three and nine months ended December 31, 2005, the total pre-tax share-based compensation expense recognized was $0.9 million and $4.1 million, respectively.  Amounts recorded in the three and nine months ended December 31, 2005 primarily represented expenses related to restricted stock awards since no expense was recognized for stock options.  In addition, as of December 31, 2006, $0.6 million of share-based compensation expense was capitalized into inventory.

Prior to the adoption of SFAS 123(R), certain options were subject to variable accounting and $1.9 million of compensation expense related to the variable accounting was capitalized into inventory as of March 31, 2006.  This amount was recognized in cost of goods sold in the first quarter of fiscal 2007.  The options that were previously subject to variable accounting treatment are now subject to the provision of SFAS 123(R) and are no longer accounted for as variable awards.

As a result of adopting SFAS 123(R) and no longer applying variable accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the Company's income from continuing operations, income before income taxes and net income for the three months and nine months ended December 31, 2006, are $8.5 million lower and $28.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25.

Basic and diluted earnings per share for the three months ended December 31, 2006 are each $0.04 lower than if the Company had continued to account for share-based compensation under APB 25.  For the nine months ended December 31, 2006, basic and diluted earnings per share are $0.15 lower and $0.13 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

A summary of activity of the Company's directors and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as March 31, 2006	22,427	$7.36
Granted	112	$8.17
Exercised	(1,128)	$5.28
Forfeited	(69)	$6.02
Canceled	(37)	$9.54
Outstanding as of June 30, 2006	21,305	$7.47	6.1	$8,336
Granted	3,382	$6.14
Exercised	(170)	$3.25
Forfeited	(27)	$6.19
Canceled	(26)	$8.99
Outstanding as of September 30, 2006	24,464	$7.32	6.4	$38,135
Granted	197	$7.43
Exercised	(379)	$4.63
Forfeited	(295)	$6.46
Canceled	(39)	$7.40
Outstanding as of December 31, 2006	23,948	$7.38	6.17	$21,248
Vested and expected to vest at December 31, 2006	23,852	$7.38	6.16	$21,181
Options exercisable as of December 31, 2006	15,808	$8.03	5.38	$15,456

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company's closing stock price of $6.79 as of December 31, 2006, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following tables:

	Three Months Ended
	June 30, 2006	June 30, 2005

Expected volatility	51.49%	48.15%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	4.94	7.77
Risk-free interest rate	4.99%	4.02%
Weighted-average grant-date fair value of options granted during the period	$3.92	$2.66
	Three Months Ended
	September 30, 2006	September 30, 2005

Expected volatility	53.51%	43.74%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.02	7.91
Risk-free interest rate	4.90%	4.13%
Weighted-average grant-date fair value of options granted during the period	$2.98	$2.87
	Three Months Ended
	December 31, 2006	December 31, 2005

Expected volatility	43.64%	42.73%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.05	7.74
Risk-free interest rate	4.60%	4.44%
Weighted-average grant-date fair value of options granted during the period	$3.38	$2.96

The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $1.3 million and $6.1 million, respectively.  For the three and nine months ended December 31, 2005, the total intrinsic value of options exercised was $0.2 million and $0.8 million, respectively.

Cash received from the exercise of stock options was $1.6 million and $8.1 million for the three and nine months ended December 31, 2006, respectively, and is reflected in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.  For the three and nine months ended December 31, 2005, the cash received from the exercise of stock options was $0.2 million and $1.3 million, respectively.  The Company settles employee stock options with newly issued shares of the Company's common stock.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The following activity has occurred under our existing restricted share plans:

	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Balance at March 31, 2006	2,104	$6.91
Granted	-	-
Vested	(4)	$27.34
Forfeited	(11)	$5.94
Balance at June 30, 2006	2,089	$6.88
Granted	686	$5.97
Vested	(364)	$9.08
Forfeited	-	-
Balance at September 30, 2006	2,411	$6.29
Granted	35	$7.45
Vested	(101)	$5.74
Forfeited	(43)	$5.91
Balance at December 31, 2006	2,302	$6.31

As of December 31, 2006, total remaining unearned compensation cost related to nonvested restricted stock was $11.5 million, which will be amortized over the weighted-average remaining service period of 3.4 years.

The total fair value of restricted stock awards vested during the three and nine months ended December 31, 2006 were $0.8 million and $3.2 million, respectively, based upon the fair market value of the Company's common stock on the vesting date.  For the three and nine months ended December 31, 2005, the total fair value of restricted stock awards vested were $1.1 million and $2.4 million, respectively.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net income, as reported	$14,678	$17,898
Non-cash share-based compensation included in net income	862	4,082
Pro forma share-based compensation cost	(5,038)	(10,919)
Pro forma net income	$10,502	$11,061

Basic income per share, as reported	$0.08	$0.09
Diluted net income per share, as reported	$0.07	$0.09
Pro forma basic net income per share	$0.06	$0.06
Pro forma diluted net income per share	$0.05	$0.06

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
Numerator for basic and diluted net
income per share:
Net income available to common
shareholders - Numerator for basic	$59,326	$14,678	$53,284	$17,898
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	890	1,036	2,667	-
Net income plus assumed conversion of notes - Numerator for diluted	$60,216	$15,714	$55,951	$17,898

Denominator for basic net income per share - weighted average shares	192,560	189,236	191,744	188,575
Effect of dilutive securities:
Incremental shares under share-based compensation plans	5,148	3,185	4,052	3,103
Assumed conversion of 1.50% convertible notes	30,144	30,144	30,144	-
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions	227,852	222,565	225,940	191,678

Basic net income per share	$0.31	$0.08	$0.28	$0.09
Diluted net income per share	$0.26	$0.07	$0.25	$0.09

In the computation of diluted net income per share for both the three and nine months ended December 31, 2006, outstanding stock options to purchase approximately 4.5 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  The computation of diluted net income per share for the three and nine months ended December 31, 2006 assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010.

In the computation of diluted net income per share for the three and nine months ended December 31, 2005, outstanding stock options to purchase approximately 18.8 million shares and 15.8 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  The computation of diluted net income per share for the three months ended December 31, 2005 assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010.  The computation of diluted net income per share for the nine months ended December 31, 2005 did not assume the conversion of the Company's 1.50% convertible notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	DECEMBER 31, 2006	MARCH 31, 2006
Raw materials	$32,150	$36,697
Work in process	47,166	47,059
Finished goods	58,065	49,699
	137,381	133,455
Inventory reserve	(15,682)	(16,673)
Total inventories	$121,699	$116,782

4.        OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of accumulated unrealized (losses) gains on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income, net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2006	2005	2006	2005
Net income	$59,326	$14,678	$53,284	$17,898
Unrealized (loss) gain on marketable securities	(63)	24	104	59
Foreign currency translation gain (loss)	99	(76)	199	(344)
Comprehensive income	$59,362	$14,626	$53,587	$17,613

5.        DEBT

Debt at December 31, 2006 and March 31, 2006 is as follows (in thousands):

	DECEMBER 31, 2006	MARCH 31, 2006

Convertible subordinated notes	$227,415	$226,876
Equipment term loan	22,918	-
Subtotal	250,333	226,876
Less current portion of equipment term loan	3,975	-

Total long-term debt	$246,358	$226,876

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

The Company's 1.50% convertible subordinated notes had a fair value of $243.8 million as of December 31, 2006 on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.          INCOME TAXES

Income tax expense for the three months ended December 31, 2006 and December 31, 2005 was $8.0 million and $2.7 million, respectively, primarily representing domestic and foreign income taxes and the recognition of certain acquired tax benefits.  Income tax expense for the nine months ended December 31, 2006 and December 31, 2005 was $9.6 million and $3.3 million, respectively, primarily representing domestic and foreign income taxes and the recognition of certain acquired tax benefits.  The effective combined domestic income tax rate was 13.5% for the third quarter of fiscal 2007 and 0.0% for the third quarter of fiscal 2006.  The Company's overall tax rate for the third quarter of fiscal 2007 and 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

The annual effective tax rate is estimated to be 15.3% for fiscal year 2007, compared to 19.2% for fiscal year 2006.  The decrease in the annual effective tax rate between fiscal years 2006 and 2007 is primarily due to an increase in net income while foreign tax expense remained relatively constant and the increase in domestic tax expense was partially offset by the utilization of net operating losses.  The estimated annual effective tax rate of 15.3% is higher than the annual effective tax rate of 10.3% estimated in the second quarter.  The higher than expected rate is primarily due to the sale of certain Bluetooth® assets.

At December 31, 2006, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $21.3 million, which will begin to expire in 2013, if unused, and state losses of approximately $24.1 million, which will begin to expire in 2009, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Code Section 382.  In accordance with SFAS 109, "Accounting for Income Taxes," a valuation allowance of $59.3 million related to domestic operating losses and credit carryforwards has been established as it is management's opinion that it is more likely than not that some portion of the deferred tax assets will not be realized.  Of the valuation allowance, $4.1 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $6.6 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended December 31, 2006 is as follows (in thousands):

Balance as of March 31, 2006	$117,218
Adjustments during the period	(1,775)
Balance as of December 31, 2006	$115,443

The reduction to goodwill for the nine months ended December 31, 2006 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.  The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $6.6 million at December 31, 2006.

In conjunction with the sale of substantially all of its Bluetooth® assets to QUALCOMM Incorporated ("QUALCOMM") in December 2006 (see Note 9), the Company assessed impairment of the affected goodwill.  No impairment was indicated as the estimated fair values of the affected reporting unit exceeded their respective carrying values.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

The components of identifiable intangible assets are as follows (in thousands):

	DECEMBER 31, 2006		MARCH 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Technology licenses	$13,285	$6,780	$13,360	$5,882
Acquired product technology and other	7,142	4,319	7,142	3,771
Total	$20,427	$11,099	$20,502	$9,653

Intangible asset amortization expense was $0.5 million and $1.5 million for the three and nine months ended December 31, 2006, respectively, and $0.4 million and $1.2 million for the three and nine months ended December 31, 2005, respectively.  Amortization expense for the Company's identifiable intangible assets as of December 31, 2006 is estimated to be $0.6 million for the remainder of fiscal 2007, $2.0 million in fiscal 2008, $1.7 million in fiscal 2009, $1.6 million in fiscal 2010 and $0.8 million in fiscal 2011.

8.        INVESTMENTS

As of June 30, 2006, the Company's investment in the equity of privately-held Jazz Semiconductor, Inc. ("Jazz") had a carrying value of approximately $59.3 million.  As a result of the pending merger of Jazz with a wholly owned subsidiary of Acquicor Technology, Inc. ("Acquicor") that was announced during the Company's second quarter of fiscal 2007, the Company expects to sell its equity interest in Jazz for an aggregate cash consideration of approximately $24.0 million to $27.0 million.  Upon completion of the merger, which is expected in the first quarter of calendar year 2007, Jazz would become a wholly owned subsidiary of Acquicor.  As a result of this pending merger, the Company recorded an impairment charge of approximately $33.9 million, which represents management's best estimate of an other-than-temporary decline in value.  Therefore, during the three months ended September 30, 2006, the Company reduced the carrying value of its investment in Jazz from $59.3 million to $25.4 million.

9.          SALE OF ASSETS

In December 2006, the Company sold substantially all of its Bluetooth® assets to QUALCOMM for a cash purchase price of $39.0 million and the assumption by QUALCOMM of certain liabilities.  These assets related to the Company's Bluetooth®  2.0 Enhanced Data Rate products with HCI Interface embodied in the Company's next-generation RF 4000 series products, the next-generation radio radio/modem component SiW1722, as well as associated fixed assets, intellectual property, inventory and receivables.  The Company will retain and continue to sell and support certain Bluetooth® specification version 1.2 qualified products, including its radio/modem products SiW1712 and SiW1721 and HCI interface products, the SiW3000 and SiW3500, as well as all associated inventory, receivables, contracts and certain related intellectual property rights.

On December 15, 2006 (the closing date of the transaction with QUALCOMM), the Company received cash of approximately $33.2 million with the remaining $5.8 million of the cash purchase price being retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company, which include indemnification for losses arising out of any breach by the Company of any representations, warranties or covenants contained in the Asset Purchase Agreement with QUALCOMM.  The $5.8 million receivable is included in non-current assets in the Company's consolidated financial statements.  As a result of this asset sale, the Company recognized a gain of approximately $36.3 million (net of approximately $0.5 million in costs associated with the sale) which is included in other operating income in the Company's consolidated financial statements.  The Company also incurred restructuring expenses totaling approximately $1.7 million (related to lease termination costs and miscellaneous administrative expenses) which are included in other operating income in the Company's consolidated financial statements.  As of December 31, 2006, the restructuring is substantially complete.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.        NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which is an interpretation of SFAS 109 "Accounting for Income Taxes."  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006, and thus, the Company will adopt this interpretation for its fiscal year 2008 beginning on April 1, 2007.  We are currently evaluating the impact that adopting FIN 48 may have on the Company's consolidated financial statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108).  SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

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

THIRD QUARTER FISCAL 2007 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue increased by 35.2% as compared to the corresponding quarter of fiscal 2006, primarily due to sales of PAs, transmit modules and our POLARIS™ TOTAL RADIO™ transceiver solutions for global system for mobile communications (GSM)/ general packet radio system (GPRS) and GSM/GPRS/Enhanced Data for Global Evolution (EDGE) applications.

• Gross margin for the quarter was 35.8% as compared to 36.1% in the corresponding quarter of fiscal 2006.  This slight decrease was primarily due to an increase in share-based compensation expense of $0.7 million in cost of goods sold.  Other factors that impacted gross margin were a decrease in average selling prices coupled with a change in our product mix.  These decreases were offset by improved capacity utilization and yield improvements as well as lower costs for silicon and surface mount devices.

• Operating income for the quarter increased to 23.5% of revenue as compared to 8.2% in the corresponding quarter of fiscal 2006 and includes the gain from the sale of substantially all of our Bluetooth® assets.

• During the quarter, we received cash totaling $32.6 million (net of transaction costs) and recorded a gain of $34.6 (net of restructuring expenses) from the sale of substantially all of the assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF 4000 series products, as well as associated fixed assets, intellectual property, inventory and receivables.

• Inventory totaled $121.7 million at December 31, 2006, resulting in 5.9 turns as compared to $105.6 million and 5.0 turns at December 31, 2005.  The increase in inventory is in support of the increase in sales volumes that we anticipate during the March quarter and is primarily related to transmit modules and POLARIS™ TOTAL RADIO™ transceiver solutions.

• We adopted SFAS 123(R) on April 2, 2006 and as a result, we recorded total share-based compensation expense of approximately $3.3 million for the third quarter of fiscal 2007.

We are expecting continued growth in shipments of our POLARIS™ TOTAL RADIO™ solutions and transmit modules.  Our wafer fabrication facility expansion, which we completed during the third quarter of fiscal 2007, increased our wafer manufacturing capacity by approximately 40% and provided available capacity for increased production of GaAs HBT, GaAs pseudomorphic high electron mobility transistor (pHEMT) and gallium nitride (GaN) high electron mobility transistor  (HEMT) devices.

We plan to continue to increase our total addressable market by expanding our product portfolios for handsets and selectively developing and selling products for additional wireless markets that leverage our competitive strengths and core RF expertise.

REVENUE

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
(In thousands, except percentages)	2006	2005	Change	2006	2005	Change

Revenue	$281,091	$207,974	35.2%	$766,345	$544,362	40.8%

Our revenue for the three and nine months ended December 31, 2006 increased primarily due to sales of PAs, transmit modules, and our POLARIS™ TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications.

International shipments (based on the "bill to" address of the customer) were $263.8 million and accounted for 93.9% of revenue for the three months ended December 31, 2006, compared to $180.7 million, or 86.9% of revenue, for the three months ended December 31, 2005.  For the nine months ended December 31, 2006, international shipments were $713.5 million, or 93.1% of revenue, compared to $452.4 million, or 83.1% of revenue, for the nine months ended December 31, 2005.

GROSS PROFIT

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
(In thousands, except percentages)	2006	2005	Change	2006	2005	Change

Gross profit	$100,497	$74,981	34.0%	$266,294	$193,040	37.9%
As a percent of revenue	35.8%	36.1%	(0.3)ppt	34.7%	35.5%	(0.8)ppt

Our decrease in gross profit as a percent of revenue (gross margin) for the three and nine months ended December 31, 2006 was primarily the result of respective increases of $0.7 million and $3.0 million in share-based compensation expense included in cost of goods sold.  Our decrease in gross margin for the nine months ended December 31, 2006 was also the result of the adverse impact from defective material furnished by a supplier during the second quarter of fiscal 2007.  Other factors that have impacted gross margins for the three and nine months ended December 31, 2006 were a decrease in average selling prices coupled with a change in our product mix.  These decreases were offset by improved capacity utilization and yield improvements as well as lower costs for silicon and surface mount devices.

We expect to reduce our cost structure during the remainder of fiscal 2007 by reducing assembly costs through our internal assembly expansion, by expanding production of internally manufactured pHEMT switches and by improving our total yield across the supply chain.

Historically, our corporate average selling price ("ASP") has decreased as selling prices for our products have decreased on a per function basis.  During the first nine months of fiscal 2007, we offset this historical trend by expanding our dollar content on a per-unit basis through increased sales of transceiver modules and transmit modules, which command ASPs above the corporate average, and by increasing prices for certain products.  In addition, the following factors will continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs and quality of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.

RESEARCH AND DEVELOPMENT

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
(In thousands, except percentages)	2006	2005	Change	2006	2005	Change

Research and development	$47,526	$38,650	23.0%	$137,884	$116,824	18.0%
As a percent of revenue	16.9%	18.6%	(1.7)ppt	18.0%	21.5%	(3.5)ppt

The dollar increase in research and development expenses for the three and nine months ended December 31, 2006 was primarily attributable to our increase in headcount and related personnel expenses, including salaries and benefits related to our cellular chipset development efforts.  In addition, share-based compensation expense increased $1.0 million and $3.4 million for the three and nine months ended December 31, 2006, respectively, as compared to the three and nine months ended December 31, 2005, as a result of the adoption of SFAS 123(R) on April 2, 2006.  As expected, research and development expenses as a percentage of revenue have decreased as a result of increased revenue.  We expect that research and development expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
(In thousands, except percentages)	2006	2005	Change	2006	2005	Change

Marketing and selling	$13,010	$11,906	9.3%	$40,900	$36,041	13.5%
As a percent of revenue	4.6%	5.7%	(1.1)ppt	5.3%	6.6%	(1.3)ppt

The increase in marketing and selling expenses for the three and nine months ended December 31, 2006 as compared to the three and nine months ended December 31, 2005 was primarily due to an increase in personnel expenses.  In addition, there was an increase in share-based compensation expense of $0.3 million and $1.8 million for the three and nine months ended December 31, 2006, respectively, which resulted from the adoption of SFAS 123(R) on April 2, 2006.  As expected, due to increased revenue, marketing and selling expenses have decreased as a percentage of revenue.  We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.

GENERAL AND ADMINISTRATIVE

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
(In thousands, except percentages)	2006	2005	Change	2006	2005	Change

General and administrative	$8,450	$6,919	22.1%	$28,853	$20,084	43.7%
As a percent of revenue	3.0%	3.3%	(0.3)ppt	3.8%	3.7%	0.1ppt

The increase in general and administrative expenses for the three and nine months ended December 31, 2006 as compared to the three and nine months ended December 31, 2005 was primarily due to an increase in personnel expenses.  In addition, there was an increase in share-based compensation expense of $0.5 million and $5.6 million for the three and nine months ended December 31, 2006, respectively, which resulted from the adoption of SFAS 123(R) on April 2, 2006.  We expect that general and administrative expenses will continue to increase in absolute dollars in future periods.

OTHER OPERATING (INCOME) EXPENSE

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
(In thousands, except percentages)	2006	2005	Change	2006	2005	Change

Other operating (income) expense	$(34,558)	$380	(9,194)%	$(34,460)	$(304)	(11,235)%
As a percent of revenue	(12.3)%	0.2%	(12.5)ppt	(4.5)%	(0.0)%	(4.5)ppt

In the third quarter of fiscal 2007, we sold substantially all of our assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF 4000 series products, as well as associated intellectual property, inventory and receivables.  As a result of this asset sale, we recognized a gain of approximately $36.3 million (net of approximately $0.5 million in costs associated with the sale), and incurred restructuring expenses totaling $1.7 million which are included in other operating income in our consolidated financial statements.  In addition, as required by SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we determined that this asset sale represented a triggering event and as a result, we assessed impairment of the affected goodwill.  No impairment was indicated as the estimated fair values of the affected reporting unit exceeded their respective carrying values.

OTHER INCOME AND INCOME TAXES

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Interest expense	$(1,070)	$(1,036)	$(3,264)	$(3,129)
Interest income	2,231	1,279	6,129	3,092
Impairment charge	-	-	(33,865)	-
Other income	142	55	802	888
Income taxes	(8,046)	(2,746)	(9,635)	(3,348)
23

Interest Expense
Interest expenses for the three and nine months ended December 31, 2006 remained relatively unchanged as compared to the three and nine months ended December 31, 2005.  In accordance with SFAS 34, "Capitalization of Interest Cost", we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use.  During the three and nine months ended December 31, 2006, we capitalized interest of $0.5 million and $0.9 million, respectively, for these qualifying assets.

Interest Income
The increase in interest income is primarily due to the increase in interest rates to approximately 5.1% in the first nine months of fiscal 2007 as compared to approximately 3.4% in the first nine months of fiscal 2006.

Impairment charge
During the second quarter of fiscal 2007, we recorded an impairment charge with respect to our investment in Jazz Semiconductor, Inc. of approximately $33.9 million.  This charge was the result of a pending merger of Jazz with a wholly owned subsidiary of Acquicor Technology, Inc. ("Acquicor") that was announced during the Company's second quarter of fiscal 2007, as a result of which the Company expects to sell its equity interest in Jazz for an aggregate cash consideration of approximately $24.0 million to $27.0 million.  Upon completion of the merger, which is expected in the first quarter of calendar year 2007, Jazz would become a wholly owned subsidiary of Acquicor.  The impairment charge of approximately $33.9 million represents management's best estimate of an other-than-temporary decline in value in our equity interest in Jazz.

Income Taxes
Our annual effective tax rate is estimated to be 15.3% for fiscal year 2007, compared to 19.2% for fiscal year 2006.  The decrease in the annual effective tax rate between fiscal years 2006 and 2007 is primarily due to an increase in net income while foreign tax expense remained relatively constant and the increase in domestic tax expense was partially offset by the utilization of net operating losses.  The estimated annual effective tax rate of 15.3% is higher than the annual effective tax rate of 10.3% estimated in the second quarter.  The higher than expected rate is primarily due to the sale of certain Bluetooth® assets.

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

As of December 31, 2006, total remaining unearned compensation cost related to nonvested restricted stock was $11.5 million, which will be amortized over the weighted-average remaining service period of 3.4 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses.  As of December 31, 2006, we had working capital of approximately $395.8 million, including $161.0 million in cash and cash equivalents, compared to working capital at December 31, 2005 of $279.4 million, including $70.1 million in cash and cash equivalents.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 31, 2006 generated cash of $120.2 million, compared to generating cash of $26.8 million in the nine months ended December 31, 2005. This increase in cash provided by operating activities was primarily the result of increased earnings net of non-cash adjustments.  Non-cash adjustments increased by $16.3 million for the nine months ended December 31, 2006, primarily due to share-based compensation expense (which increased $14.0 million).   Also contributing to the increase in operating cash flows was the improvement in days sales outstanding (DSO) from 43 days at December 31, 2005 to 38 days at December 31, 2006 as well as an improvement in our inventory turnover from 5.0 at December 31, 2005 to 5.9 at December 31, 2006.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 31, 2006 was $74.4 million compared to net cash provided by investing activities of $14.0 million for the nine months ended December 31, 2005, due primarily to higher purchases of property, plant and equipment related to the expansion of our manufacturing operations and lower investment activity as well as lower proceeds from maturities of available-for-sale securities.  These increases in cash used in investing activities were partially offset by the proceeds received from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007.

Our capital expenditures totaled approximately $66.1 million during fiscal 2006 and we are currently expecting to spend between $100.0 million and $120.0 million in fiscal 2007 for capacity expansion in Greensboro, North Carolina and in Beijing, China.  During the nine months ended December 31, 2006, capital expenditures totaled $91.6 million.  The actual amount of capital expenditures during the fourth quarter of fiscal 2007 will be dependent on whether all projects that are currently under consideration are ultimately approved by our Board of Directors and executed.  We currently expect to fund our remaining fiscal 2007 capital expenditures with cash flow from operations.

Cash Flows from Financing Activities
Net cash provided by financing activities was $33.3 million for the nine months ended December 31, 2006, compared to $3.2 million for the nine months ended December 31, 2005.  As discussed above, we entered into a $25.0 million equipment term loan during the first quarter of fiscal 2007 to finance the cost of equipment used in the manufacturing capacity expansion projects, which are now substantially complete.  In addition, we experienced an increase in net proceeds from the exercise of stock options and employee stock purchases during the nine months ended December 31, 2006.

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

Convertible Debt  During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of December 31, 2006, the 1.50% convertible subordinated notes had a fair value of $243.8 million.

Capital Commitments  At December 31, 2006, we had short-term capital commitments of approximately $12.4 million, consisting of approximately $5.7 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

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

During the second quarter of fiscal 2007, after completion of an inspection process, we determined that the defective material had a value of $6.2 million.  As a result, we reduced our inventory and warranty reserves by $2.9 million and adjusted our receivable from the third-party supplier from $9.1 million to $6.2 million.  In addition, during the second quarter of fiscal 2007, we issued a credit to a customer for $5.0 million as a result of this defective material and reached an agreement for a full reimbursement of this credit from a second third-party supplier.

During the third quarter of fiscal 2007, the defective material was scrapped and the associated inventory reserve was reversed.  In addition, we collected an aggregate of $2.6 million from the responsible third-party suppliers, which was applied to reduce receivables by $1.6 million and cost of goods sold by $1.0 million.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

10.1

Asset Purchase Agreement, dated as of December 1, 2006, by and among QUALCOMM Incorporated,
RF Micro Devices, Inc., and RFMD WPAN, Inc., incorporated by reference to the Form 8-K filed on
December 7, 2006

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
Date: February 7, 2007
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer and
Vice President, Finance and Administration (Principal Financial Officer)

Date: February 7, 2007
/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1

Asset Purchase Agreement, dated as of December 1, 2006, by and among QUALCOMM Incorporated,
RF Micro Devices, Inc., and RFMD WPAN, Inc., incorporated by reference to the Form 8-K filed on December 7, 2006

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

