Form 10-K
period 2007-03-31
RF MICRO DEVICES INC
filed 2007-05-30
CIK 911160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-22511
RF Micro Devices, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-1733461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina	27409-9421
(Address of principal executive offices)	(Zip code)
(336) 664-1233
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☑            Accelerated filer ☐           Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,440,507,210 as of September 29, 2006. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 194,216,713 shares of the registrant’s common stock outstanding as of May 18, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2007 annual meeting of shareholders to be held on August 9, 2007.

RF MICRO DEVICES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
INDEX

Forward-Looking Information
This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2007, 2006 and 2005 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.
Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.
ITEM 1. BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and system solutions for mobile communications. Our power amplifiers (PAs), transmit modules, cellular transceivers and transceiver modules and system-on-chip (SoC) solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, wireless local area networks (WLANs) and global positioning systems (GPS). Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world’s leading mobile device manufacturers.
We design and manufacture products using the major applicable semiconductor process technologies available today. We have access to these technologies through internal and external resources. Our approach to using multiple semiconductor process technologies allows us to offer customers products that optimize trade-offs between performance and cost and fulfill their performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
Our products are purchased by essentially all of the leading handset original equipment manufacturers (OEMs), such as Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Ltd., LG Electronics, Inc., Sony Ericsson Mobile Communications, Lenovo Group Limited, Amoi Electronics Company Limited and Research in Motion Limited, which together represent more than 80% of worldwide handset production. In addition, our products are purchased by leading original design manufacturers (ODMs) such as Chi Mei Communication Systems, Arima Communications Corporation, High Tech Computer Corp. and Simcom, Inc. ODMs offer design and manufacturing services for the handset market. Our customer relationships benefit from our collaboration with leading baseband manufacturers, as their reference designs are utilized by both leading OEMs and ODMs.
We report information as one operating segment. The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2007

(Cellular, Wireless Connectivity and Infrastructure), we report information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
Our core cellular products business is focused on the RF high speed analog section of the typical handset and our product portfolio includes PAs, transceivers, filters, switches and complementary components such as DC to DC converters. The total addressable market for this business is expected to grow as the number of handsets produced continues to grow and the complexity of the RF section of the handset increases. We are the market leader for PAs and have a leading market share in the Enhanced Data for Global Evolution (EDGE) and Wideband Code Division Multiple Access (WCDMA) air interface standards.
We have established ourselves in the transceiver market with our POLARIS™ TOTAL RADIO™ transceiver solutions, which provide handset manufacturers with a reduced-size, highly integrated radio solution that helps reduce component count and total cost while providing superior radio performance. We believe our POLARIS™ TOTAL RADIO™ transceiver solution for EDGE handsets provides EDGE functionality with fewer components than competing approaches through a unique and innovative architecture called open-loop large signal polar modulation. In addition, POLARIS™ solutions leverage our RF multi-chip module capabilities, which were developed to support our PA business. RF transceiver functionality is integrated onto a single-chip silicon complementary metal-oxide-semiconductor (CMOS) integrated circuit to provide a lower cost integration technology. Our POLARIS™2 TOTAL RADIO™ transceiver solutions for global system for mobile communications (GSM)/general packet radio system (GPRS) handsets and EDGE handsets have historically driven the growth in our transceiver shipments. We expect that new EDGE handsets featuring our POLARIS™2 TOTAL RADIO™ transceiver solutions will launch throughout fiscal 2008. In addition, EDGE handsets featuring our POLARIS™3 TOTAL RADIO™ transceiver solutions, our most highly-integrated transceiver solution, are expected to launch during the second half of fiscal 2008.
We believe that the size and cost goals of our customers will continue to drive higher levels of integration. Our GSM/GPRS/EDGE PA-based products are supporting this trend by combining gallium arsenide pseudomorphic high electron mobility transistor (also referred to as GaAs pHEMT) die to perform the antenna transmit/receive switch function with the PA function in single-placement components referred to as transmit modules. During fiscal 2007, a significant shift from stand-alone PAs to transmit modules occurred and we expect this trend will continue during fiscal 2008.
In addition, we expect volume growth in the multi-mode 3G market, which will increase the addressable market of our products due to increased RF content and complexity of these multi-mode handsets. Multi-mode 3G handsets operate on both GSM/GPRS/EDGE networks and on 3G networks. This results in increased RF semiconductor content in order to provide the transmit and receive functionality on multiple networks and across multiple frequency bands.
Our wireless connectivity business focuses on developing and producing components for WLAN and GPS. We are experiencing increased demand for our WLAN front end modules, and we are the market leader in WLAN front end modules for handsets. We are also sampling our software-based GPS solutions to lead customer prospects. These products enable the integration of high-performance GPS functionality in mobile computers, handsets, wireless personal digital assistants (PDAs), personal navigation devices and other cost-sensitive, battery-operated mobile devices.
During the third quarter of fiscal 2007, we sold the majority of the assets associated with our Bluetooth® business to QUALCOMM Incorporated. QUALCOMM also hired the majority of the staff who had been responsible for the design and marketing of our wireless personal area network (WPAN) products. We have, however, retained a number of the mature Bluetooth® products, namely those which comply with Bluetooth® Special Interest Group’s (SIG) specification version 1.2 and earlier. We will continue to produce and support these retained products for current customers for a period up to four years following the transaction with QUALCOMM.
Our infrastructure business is comprised of wireless infrastructure and multi-market components, which historically have included a variety of small signal and driver PA devices including adjustable gain control (AGC) amplifiers, gain blocks, multi-stage amplifiers, low-noise amplifiers (LNAs) and quadrature modulators. During fiscal 2007, we expanded our existing GaAs product offering by introducing a family of new LNAs with increased linearity and reduced noise. Leveraging our existing expertise in GaAs pHEMT technology, these new LNAs target 3G and Worldwide Interoperability for Microwave Access (WiMAX) cellular transceiver applications.

In addition, during fiscal 2007 we introduced three new high power product families expanding the output power range of our products from five watts to over 120-watts, which enable us to begin targeting wireless infrastructure applications. Based upon our gallium nitride (GaN) high-power RF process, the three families include: (i) a 120-watt family of high power amplifiers, (ii) a 120-watt family of internally-matched amplifiers, and (iii) a 15-watt family of wide-bandwidth power integrated circuits (PowerIC™). In fiscal 2008, we plan to continue developing these high-power amplifier (HPA) products for use in 3G and WiMAX cellular base stations.
In fiscal 2007, we completed process development of our first generation 0.5 micron GaN RF power transistor process. We are transitioning our GaN wafer process from our research and development facility in Charlotte, North Carolina to our low-cost, high volume wafer fabrication facility in Greensboro, North Carolina. We expect to complete transition and qualification of the remainder of the transistor process during fiscal 2008. As we began our technology and product qualification processes in fiscal 2007, we received several pre-production orders for our GaN-based products. Once we complete product qualification in fiscal 2008, we expect production shipments of these products to continue to ramp.
Industry Overview
The wireless communications industry has grown rapidly as a result of worldwide adoption of mobile phones. Industry studies indicate that there are over 2.5 billion cellular subscribers today, with more growth to come. These studies forecast that beginning in 2007, the number of replacement phones sold annually will be greater than the number of new subscribers. Because subscribers typically upgrade when replacing phones, the complexity of phones is likely to continue increasing, requiring even more semiconductor content.
The cellular handset market is the world’s largest consumer electronics market. Industry analysts predict that handset unit shipments will grow by approximately 10% to greater than one billion units during calendar 2007. As the handset market has grown, handset market share has been consolidated among handset manufacturers. More than 80% of global handset shipments come from the top five vendors, which have increased the importance of scale and reliability of supply.
Another distinct trend is the fragmentation of the market into segments, which allows handset vendors to aim products at a variety of demographics and usage models, such as “entry-level” and music phones. This fragmentation should stimulate growth and allow vendors to differentiate their products and add value as phones become increasingly useful to consumers. Style has also become an important feature. While the implementation of these phones will vary across segments, the need for high volumes of reliable, efficient RF components is a common factor they all share.
Next-generation technologies are expected to enable new applications, increase RF complexity and require greater RF semiconductor content. Higher speed EDGE products are growing rapidly, as are 3G systems like WCDMA. Other technologies are expected to increase semiconductor content in the handset, including GPS and WLAN.
The total available market for RF products is anticipated to expand as developing markets continue to emerge and as data-intensive networks enable new applications, such as music players, gaming and video services. Higher data rate handsets that offer higher functionality often contain multiple radios, thereby increasing the market for RF products. Multiple-input, multiple-output (MIMO) technology, which is used in several future standards to increase data rates, will also increase the RF content of the phone. At the same time, lower-tier handsets that are optimized for emerging markets are driving new subscriber growth, which is also increasing the market for RF products.
The wireless industry continues to develop new mobile devices that operate on higher data rate air interface standards and offer consumers greater functionality. Classic analog and digital communication standards used primarily for voice, such as Advanced Mobile Phone Service (AMPS), GSM, Time Division Multiple Access (TDMA) and Code Division Multiple Access (CDMA) have been replaced by standards such as GPRS, EDGE, Code Division Multiple Access Next Generation (CDMA-1X) and WCDMA. High Speed Downlink Packet Access (HSDPA), a standard capable of data rates of more than 10mbps, will begin shipping in volume during 2007, with development of even faster air interfaces underway. The handsets designed for each air interface standard generally require unique RF and baseband integrated circuit solutions, and these solutions become more complex and technically challenging as data rates increase. Similarly, IEEE 802.11 technologies are migrating to higher data transmission rates for WLAN.
Given this trend, mobile device manufacturers have decreased their research and development investments in RF products and have increased their focus on newly-available functionality, such as FM radios, WLAN, MP3 players, cameras, televisions, GPS, e-mail and Java-based applications, thereby increasing their reliance on RF suppliers, such as ourselves. We have continued to sharpen our focus on system-level solutions, and as a result, we expect to further expand our content in mobile devices through sales of our high-performance, integrated RF products. We have also increased our wafer manufacturing capacity to extend our competitive advantage in cellular front end modules where we are the industry leader. We have also developed unique enabling technologies, such as integrated RF shielding in order to bring additional value to our customers. Integrated RF shielding is a key determinant of cost, size and ease of implementation of the RF section in a mobile device.
Strategy
Our goal is to be the premier supplier of high-performance RF solutions for applications that enable wireless communications. To achieve that goal, we assemble building blocks of highly-integrated RF solutions for multiple high growth markets and support them with an engineering and design community, manufacturing scale and robust supply chain capabilities.
We provide our customers with world-class design and application support that is enhanced by our industry-leading manufacturing scale. In addition, we continue to expand our broad product and technology offerings so that our customers can continue to increase efficiencies, decrease component counts and lower total cost of implementation. Our customers are our top priority, and we continue to invest in our ability to fully service their increasing needs.
Our investments in transceivers, pHEMT switches, filters, DC-to-DC converters, integrated RF shielding, micro-electro-mechanical systems (MEMS) switches, module assembly, wafer manufacturing and system-level architectures have positioned us to help eliminate complexity, improve performance, reduce costs and accelerate time to market, which helps our customers and our channel partners alike.
We are technology innovators in several key areas, including circuit design, packaging technology and compound semiconductor process technology. Each of these areas of innovation is instrumental in solving our customers’ challenges related to the implementation of RF in mobile devices. These challenges include rapidly evolving wireless standards, wireless carrier requirements, performance, reliability of supply and cost.
In most cases, the products we design and manufacture are custom products that meet the unique specifications and requirements of leading mobile device manufacturers. We also design and manufacture open market products that address industry specifications or requirements, and these standard products target multiple customers. In both cases, our product development efforts leverage our expertise in circuit design, system-level architectures and software development, which allow us to understand the entire wireless system and develop next-generation products that reduce size and improve performance at attractive price points.
The packaging technologies we employ provide our customers the benefits of reduced form factors, increased functionality, improved reliability and lower cost of implementation. For example, customers incorporating our highly integrated transceiver modules into their mobile devices significantly reduce external placements. This improves customer factory throughput and accelerates time-to-market, both of which are factors in customer profitability. We continue to enhance our packaging technology to enable more highly integrated RF solutions that increase factory throughput, speed time to market, reduce complexity and decrease component count.
Our compound semiconductor process expertise encompasses aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (HBT), indium gallium phosphide (InGaP) HBT, GaAs pHEMT and GaN. We are the world’s leading manufacturer of GaAs HBT power amplifiers and pHEMT switches, and we plan to continue making investments in our manufacturing assets as required to meet the growing needs of our customers. Silicon manufacturing capacity is also important for our growth. Our relationship with leading silicon foundries provide us with access to leading technology in silicon CMOS and silicon germanium (SiGe) devices and we supplement our internal capacity for GaAs pHEMT with a leading GaAs pHEMT supplier.
We have strong relationships with the world’s leading assembly houses, and we have also invested in internal assembly capacity. We are currently increasing our internal assembly capacity in order to lower our cost structure and reduce our manufacturing cycle time. We believe that reducing manufacturing cycle time significantly improves our ability to respond to changes in customer demand while reducing our inventory levels.

In addition to our core capabilities, described above, we also review other technologies, products, assets and/or businesses that may complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities.
We believe our ability to improve efficiencies, reduce component counts and increase factory throughput in our customers’ facilities can help to accelerate growth rates in our wireless markets.
Markets
We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial applications primarily for wireless markets such as cellular handsets, base stations and WLAN equipment.
Cellular Handset — In cellular applications, calls are placed through mobile devices by making a connection with a base station via RF channels.
Cellular Infrastructure — Base stations are installed across an area to create wireless telecommunications networks that enable cellular telephones to communicate with one another or with wired telephones. Each base station is equipped to receive and send RF signals through an antenna to and from mobile devices.
Wireless Networking — Wireless networking involves the transmission and reception of data such as e-mail, faxes, computer files and Internet content by desktop and portable computers and mobile devices via RF links rather than wireline connection, such as those complying with the WiMAX and wireless fidelity (WiFi) standards.
Other Markets — In the wireless market, we supply components for cordless telephony, portable gaming systems, industrial radios, satellite radio, GPS position-location systems, security systems, utility meter reading systems, two-way paging, monitoring devices, interactive toys, PC modem cards, keyless entry and handheld devices used for point-of-sale, bar coding and other applications. In other markets, we supply components for set-top converter boxes and cable modems. We also market various components for satellite, microwave communications and certain wired applications.
Manufacturing, Packaging and Testing
For the majority of our products, the production process begins with GaAs or silicon wafers that range in diameter from 100-300mm. Most GaAs products incorporate a transistor layer that is grown on the wafer using a molecular beam epitaxy (MBE) process in our MBE facility. These wafers are sent to our wafer fabrication facilities where we isolate the transistor layer and interconnect the transistors according to the circuit design. The circuit design, which determines the function individual die performs, is printed on the wafers using microscopic imaging technology and thin films of deposited materials. Once wafer processing is complete, the wafers are singulated into individual die via a mechanical process known as scribe and break. During fiscal 2007, we began moving from the scribe and break process to laser dicing. This enhancement of our die singulation process is expected to improve overall yields and reduce our die cost.
The next step in the manufacturing process is assembly (packaging), during which the die is placed in a microelectronic package and connectability is provided by small wires. Packaging can come in the form of either a simple lead frame package or a more complicated multi-chip module. Once assembled, our products are 100% parametric tested based on the product specifications and, after testing, are prepared for shipment through a tape and reel process.
Our original GaAs HBT process technology was originally licensed to us by Northrop Grumman Space Technology (formerly TRW Space & Electronics, Inc.) (Northrop) in 1996 to design and manufacture products for commercial wireless applications. The GaAs HBT and MBE trade secrets were licensed on a perpetual basis, while the patent rights covered by the license agreement expire at various times. The license agreement provides that Northrop will offer to us, on the same terms as are offered to third parties, certain future non-HBT related technologies that it develops for a period of 10 years following June 15, 1998. We have agreed to share with Northrop any modifications or improvements that we make in the technology or the products developed therefrom, and to grant Northrop a non-exclusive, royalty-free license to use any of these modifications or improvements in applications outside our field of use. Upon any termination of the license agreement because of a default by either party, our rights to Northrop’s technologies would cease. We are continually improving our GaAs HBT processes and manufacture substantially all of our own GaAs HBT products at our wafer fabrication facilities.
To manufacture our GaAs devices, we have an MBE facility located in Greensboro, North Carolina. We also have two GaAs wafer fabrication facilities located in Greensboro, North Carolina. During fiscal 2007, we manufactured substantially all of our GaAs HBT products at these fabrication facilities. Our first wafer fabrication facility is a four-inch wafer production facility and our second wafer fabrication facility is a six-inch wafer production facility. In fiscal 2007, we completed the expansion of our wafer fabrication capacity by approximately 40% as compared to levels at the end of fiscal 2006. We expect this expansion will enable us to meet the increased demand in wireless markets using our GaAs process technologies and provide a foundation for future GaN production. GaAs process technologies include pHEMT capacity, which is an important technology for transmit and front end modules for both our cellular and wireless networking markets. We expect continued expansion of GaAs-related content in our product offerings and expect to evaluate options during fiscal 2008 regarding additional expansion of our GaAs wafer fabrication capacity.
We currently use several external assembly suppliers, as well as our internal assembly facility in Beijing, China, to package and assemble our products. In fiscal 2007, we expanded our internal assembly operations in Beijing by more than 100% as compared to the end of fiscal 2006. In fiscal 2008, we expect to further expand our internal assembly capacity in Beijing, China. We believe that by increasing our internal assembly capacity, we will strengthen our supply chain and reduce manufacturing costs, thereby contributing to our ongoing initiatives to improve profitability. We also believe that the increased use of our internal assembly operation will result in better inventory management. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina and Beijing, China, and we also utilize contract suppliers and partners in Asia to test our products.
Our quality management system is registered to ISO 9001 and our environmental management system is registered to ISO 14001:2004. This means that a third party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 150 countries. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing. The ISO 14001:2004 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs. We believe that all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality.
During fiscal 2008, we expect to continue to focus on new process technology development and manufacturing cost reductions. We expect to release our first generation of GaN process technology to produce HPAs for use in cellular and WiMAX base stations, which provides another opportunity to diversify our product portfolio. Additionally, we expect to reduce the cost of our products through the development of wafer level packaging (WLP) of surface acoustic wave (SAW) filters, flip chip assembly and integrated RF shield manufacturing technologies. We are developing the WLP SAW filters to provide a lower cost filter, which we expect will ultimately replace the more expensive ceramic packaged filters. This WLP SAW technology will additionally align us with our flip chip strategy. The flip chip assembly technology is a strategic investment to allow us to offer lower cost solutions to our customers by reducing the surface area required, eliminating higher cost wire bonding processes and providing us the internal capability in this packaging area. In addition, flip chip technology is expected to improve the performance of our products by reducing the variability in the RF environment through the elimination of wire bonding. We have developed low-cost integrated RF shielding that can eliminate the need for external RF shields in the cellular handset. We believe our integrated RF shielding technology reduces the sensitivity of our products to their environment in the handset, lowers the profile of the RF section of the handset, enables our customers’ handset platform strategies and reduces our customers’ time to market.
We also plan to release next-generation GaAs processes that allow the integration of the PA, switch and other functionality on a single die.
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
RF Component Products
PAs — PAs provide signal amplification in the transmitter section of a wireless system in order to boost a signal through the antenna. PAs operate at different frequencies, power levels and air interface standards and generally are classified either as linear amplifiers, which add a minimum amount of distortion to the shape of the input signal, or non-linear amplifiers, which are used in analog devices. When combined with the transmit switch function, the component is referred to as a transmit module or front end module.
Gain Blocks (General Purpose Amplifiers) - Gain blocks are simple general-purpose amplifiers that boost signals over a broad frequency range. They are used for amplifier applications whenever noise is not a concern and whenever a signal’s strength has been diminished by processing through a filter or other component.
Low-Noise Amplifiers/Mixers (Front Ends and Mixers) — A low-noise amplifier is a device in the receiver section of a wireless system that receives signals from an antenna at extremely low signal levels which are amplified by a factor of approximately 10 to 1,000 with the addition of as little interference as possible. Low-noise amplifiers are commonly integrated into circuits with mixers (also referred to as “down-mixers” or “down converters”), and this combination generally is referred to as a “receiver front end.” Mixers accept the filtered output from the low-noise amplifiers, which is typically at a high frequency and difficult to process, and mix it with a local oscillator signal to produce a lower intermediate frequency (IF) signal, which is easier to process.
Quadrature Modulators/Demodulators — Quadrature modulators are devices in the transmitter section of a wireless system that combine digital information with a RF signal by varying the phase and amplitude of the signal so that the resulting signal can be transmitted. Quadrature demodulators reverse this process in the receiver section by taking received RF signals and recovering the embedded digital information for further processing.
Other — Our other component products consist of IF components, attenuators and switches, voltage-controlled oscillators and linear cable television amplifiers.
System-Level Solutions
Cellular Transceivers — Our transceiver solutions for cellular systems combine a highly integrated radio transceiver with PA, switch and filtering for operation under the GSM, GPRS and EDGE interface standards. This family of products provides handset manufacturers the benefits of reduced component count, small size and exceptional RF performance at a lower cost of implementation.
Global Positioning System — A GPS receiver processes signals from the fleet of orbiting satellites broadcasting navigation information and can work with a wide variety of end products including handheld, laptop, marine and in-vehicle automotive devices. Our GPS chip with enabling host-based software permits our customers’ OEM devices to ascertain their position and velocity in real-time, and thus facilitates a number of location-based services such as turn-by-turn navigation.
Raw Materials
We purchase numerous parts, such as passive components and substrates, from external suppliers. We currently use independent foundries to supply all of our silicon-based requirements and a portion of our pHEMT product requirements. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. In order to alleviate our dependence on external suppliers, we are integrating into our semiconductor die the functionality formerly fulfilled by externally-sourced components. However, we continue to aggregate additional functionality and technologies into our products and this could increase our dependence on external suppliers for components.

Customers
Sales to our largest customers, Nokia and Motorola, represented approximately 44% and 30%, respectively, of our revenue in fiscal 2007.
Sales and Marketing
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales channels based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives and distributors to keep them informed of and educated about our products. We maintain an internal marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world. During fiscal 2007, we continued to add resources to help us to sell system-level solutions, such as our POLARIS™ TOTAL RADIO™ solutions, which are more complex and require higher levels of technical expertise from our sales employees in order to integrate with our customers’ handsets.
We believe that maintaining a close relationship with customers and channel partners and providing them with ongoing technical support is essential to customer satisfaction in the wireless communications industry. Our applications engineers interact with customers during all stages of design and production, provide customers with current product application notes and engineering data, maintain regular contact with customer engineers and assist in the resolution of technical problems. We assign to our largest customers a contract account manager who maintains regular contact with the customer to determine its product needs and concerns. Members of senior management also are involved in managing relationships with significant customers. We believe that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.
Research and Development
Our research and development provides the technologies and products to maintain leadership in the wireless communications market. Research activities lead to technology development, which in turn leads to cutting-edge products to meet customers’ demand for better performance in smaller sizes and at lower costs. We conduct research and development focused on supporting current product roadmaps as well as technology development focused on enabling longer-term, leading-edge products.
In semiconductors, we have developed several generations of both InGaP and AlGaAs-based HBT. Each new generation improves upon currently available HBT technology, either in uniformity, linearity or efficiency. We have released a pHEMT process for switches that is in high-volume production today. In addition, we are developing other advanced process technologies that further integrate the front end.
We are working with our silicon foundry partners to develop a technology appropriate for the integration of multiple front end functions onto silicon. This technology would enable an Analog Integration Platform™ that would allow PA, switch, power management, digital control, and transceiver integration on a single silicon integrated circuit. This will meet the needs of some maturing low-cost markets, and potentially will support next-generation adaptive architectures as well.
Complexity of the RF front end is increasing with multi-mode handsets, driving the need for significant improvements in performance and reductions in cost and size. We are developing MEMS devices to address this need, including a mechanical switch that is micro-machined onto the surface of a silicon chip.
In the packaging area, we have developed low-cost integrated RF shielding that can eliminate the need for external RF shields in the cellular handset. We believe our integrated RF shielding technology reduces the sensitivity of our products to their environment in the handset, lowers the profile of the RF section of the handset, enables our customers’ handset platform strategies and reduces our customers’ time to market. We also are developing module substrate technologies that allow smaller product footprints and more complex integration in our modules. All of these advanced substrate technologies are compatible with our flip chip technologies as well.
We are finding new ways to reduce the cost of integrated RF solutions. We led the way to integrate SAW filters with the introduction of our POLARIS™ 2 TOTAL RADIO™ module and our upcoming POLARIS™ 3 RF solution, which combine the SAW filters and cellular transceiver in a single module. By comparison, SAW filters, which are currently packaged in costly hermetic ceramic packages, are placed by handset manufacturers on the phone board. We are developing die-level SAW filters with wafer-level packaging that will be manufactured in our own wafer fabrication facilities and will eliminate the need for the hermetic ceramic package. This will save both cost and area by eliminating redundant packaging and will provide the lowest-cost high-performance solution.
To support our product development teams with first-pass success and reduced time-to-market, we have continuously improved our modeling capability. We have developed a unique behavioral model for PA and other blocks that can be used by our chipset systems engineering team to design and simulate the overall system accurately.
Our Advanced Development Group provides advanced product concepts using many of our new, innovative technologies. This group provides the product development teams with the understanding of leading-edge new technologies, such as fine-line geometry CMOS, through advanced circuit development. We are also developing new PA architectures for implementation into next-generation products.
We are focused on reducing power consumption in the wireless communications systems. This drives much of our circuit design and technology breakthroughs, such as DC-to-DC converters for GSM/EDGE/WCDMA and GSM/EDGE/WCDMA/HSPA systems, high-efficiency PA technologies and MEMS switches. We also remain committed to reducing the total cost to our customers, which includes reducing their time-to-market, with technologies like integrated RF shielding.
Research and development enables our new product roadmaps. To strengthen our product development capability, we have opened a new design center in Shanghai, China, which will help us address the strong demand for our products in Asia and allow us to tap into the engineering resources in Asia. This new center complements our other design centers in Europe and North America and expands our talented employee base. We continue to push forward with state-of-the-art PA and transmit module solutions for all major standards worldwide. We also are aggressively addressing emerging standards, with developments continuing in the EDGE segment as well as in WCDMA. We are commencing development of RF solutions for both WiMAX and Long-Term Evolution (LTE) and expect to extend our leadership into these segments as they develop.
In fiscal 2007, 2006 and 2005, we incurred approximately $185.0 million, $168.9 million and $156.5 million, respectively, in research and development expenses. We do not separately account for customer-sponsored research and development expenses from research and development expenses paid directly by us. We expect to continue to invest heavily in research and development to maintain technology and product leadership in wireless communications.
Competition
We operate in a very competitive industry characterized by rapid advances in technology and new product introductions. Our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products, while reducing our cost. Our competitiveness is also affected by the quality of customer service, technical support and our ability to design customized products that address each customer’s particular requirements within the customer’s cost limitations. Many of our current and potential competitors have entrenched market positions, established patents, copyrights and other intellectual property rights and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Further, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do, which may allow them to implement new technologies and develop new products more quickly than we can.
Intellectual Property
It is our practice to seek U.S. patent and copyright protection on our products and developments, where appropriate, and to protect our proprietary technology under U.S. and foreign laws affording protection for trade secrets and for integrated circuit designs. We own 118 U.S. patents bearing on RF communications and related circuits and semiconductor processes, the earliest of which will expire in 2015. Additional patent applications are pending, although it is possible that the inventions referenced in patent applications will not mature to issued patents. Issued patents can be found to be invalid or unenforceable under numerous legal principles.
We have numerous trademark registrations and applications pending in the U.S. and throughout the world. We seek registrations for our primary trademarks, servicemarks and trade names; however, others may have trademark rights superior to ours in certain jurisdictions, and in some instances our designations may not be viewed as sufficiently distinctive to warrant exclusive trademark protection. We believe that we have the right to use our selected designations, and that these designations are distinctive and capable of trademark protection. Nevertheless, if our marks are successfully challenged on this basis, it is possible that we will not be permitted to operate in a jurisdiction under our trademark, servicemark or trade name or that we will not have the exclusive right to use these designations.
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
We have been named as a defendant in a patent infringement lawsuit filed on August 3, 2001, in the U. S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and invalid. On September 9, 2005, the Federal Circuit upheld the U.S. District Judge’s ruling that claims of the 14 patents are unenforceable. On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the U.S. District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit. There are four patents remaining at issue in the litigation. Although we have not been notified that the stay has been lifted, we have been contacted by the plaintiff advising us that the plaintiff plans to reopen the case.
We have on occasion been made aware that aspects of our technology may overlap technology discussed or claimed in issued U.S. patents. On these occasions, we have attempted to investigate thoroughly the underlying issues and determine whether design changes or patent licenses were appropriate.
Seasonality
Sales of our products can be subject to seasonal fluctuations. The seasonality of our sales reflects seasonal demand fluctuations for the products that incorporate wireless communications components, such as mobile handsets. If anticipated sales or shipments do not occur when expected, expenses and inventory levels in that quarter can be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
Backlog
Due to industry practice and our experience, we do not believe that backlog as of any particular date is indicative of future results. Our sales are the result of consumption of custom products from consigned inventory held by our customers and from purchase orders for delivery of standard and custom products. The quantities projected for consumption of consigned inventory and quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the customer’s needs.
Employees
On April 28, 2007, we had 3,252 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, product design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our current employee relations are good.

Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2007	2006	2005

Sales:
United States (U.S.)	$73,773	$113,200	$102,152
International	949,842	657,047	532,052

Long-lived assets:
United States	$324,374	$303,358	$305,988
International	49,081	37,935	33,636
Of our total revenue for fiscal 2007, approximately 7% was for customers in the U.S., 37% ($374.2 million) for customers in China, 17% for customers in Europe, 13% for customers in Singapore, 8% for customers in Taiwan, 6% for customers in Korea and 5% for customers in India.
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Long-lived assets include property and equipment. At March 31, 2007, approximately $46.0 million (or 12.3%) of our total property and equipment was located in China.
For the risks associated with these foreign operations, see our risk factor entitled “We are subject to risks from international sales and operations” contained below in Item 1A, “Risk Factors”.
Environmental Matters
By virtue of operating our MBE and wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations, the occurrence of which could have an adverse impact upon our capital expenditures, earnings and competitive position. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. We are an ISO 14001:2004 certified manufacturer with a comprehensive Environmental Management System (EMS) in place in order to help ensure control of the environmental aspects of the manufacturing process. EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance.
We actively monitor the hazardous materials that are used in the manufacture and assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. As a result of these efforts to reduce hazardous substances in our products, we believe that we are well-positioned to meet the various environmental restrictions on product content throughout the world, such as the Restriction on Hazardous Substances (RoHS) directive in the European Union. The RoHS directive restricts most uses of lead, cadmium, hexavalent-chromium, mercury and certain fire retardants in electronics put on the market after July 1, 2006. During fiscal 2006, we completed the conversion of products targeted for RoHS compliance.
There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2008 or fiscal 2009.

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
Investor Relations Department
RF Micro Devices, Inc.
7628 Thorndike Road
Greensboro, NC 27409-9421
The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address as a factual reference and do not intend it as an active link to our website.
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
ITEM 1A. RISK FACTORS.
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
We depend on the development and growth of markets for wireless communications products and services. We cannot be sure about the rate at which markets for these products will develop or our ability to produce competitive products for these markets as they develop. In particular, the market adoption of EDGE-based products has been a significant factor in our revenue growth in recent fiscal years. In fiscal 2007, our POLARIS™ TOTAL RADIO™ transceiver solutions for EDGE handsets, as well as our EDGE transmit modules, were significant factors in our revenue growth.
We supply RF components and system-level solutions primarily for wireless applications. The wireless markets are characterized by the frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of integrated circuits that are superior to the products we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.
To remain competitive in our silicon-based products, we expect to continue to transition our silicon semiconductor products to increasingly smaller line-width geometries, and as smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality, as well as customer and third party intellectual property and software, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.
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
A number of factors will affect the future success of our facilities, including the following:
•	demand for our products;

•	our ability to expand our facilities in a timely manner;

•	our ability to generate revenues in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials, including GaAs substrates, and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our assembly, test and tape and reel operation in Beijing, China;

•	our reliance on one qualified MBE facility;

•	the location of our two wafer fabrication facilities in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of down-time in our facilities for any reason.
We face challenges managing the expansion of our employee base.
To manage our growth effectively, we must:
•	develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms in foreign locations;

•	train and manage our employee base; and

•	attract and retain qualified people with experience in RF engineering, integrated circuit design, software and technical marketing and support.
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
We currently use several external manufacturing suppliers, as well as our internal manufacturing facilities in Beijing, China, for assembly, test and tape and reel requirements. We believe all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 standards. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.
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
Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:
•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or acquire additional capacity, in response to customer demand;

•	our ability to successfully complete the ongoing efforts of certain cost-reduction actions; and

•	our ability to successfully integrate and realize expected synergies from our acquisitions.
It is likely that our future operating results will be adversely affected by the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.
Our operating results could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments that could significantly affect our results of operations. In particular, in fiscal 2007, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), required us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means under applicable accounting principles to compare and adjust an expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, marketing and selling expenses, general and administrative expenses and our tax rate.
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
We seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected. During fiscal 2007, we improved our final test yields and during fiscal 2008, we expect to focus additional efforts on improving our total logistics yield.

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
We rely on reference designs for a portion of our revenue.
Our customers increasingly utilize handset reference designs from leading baseband manufacturers. Handset reference designs combine baseband functionality with RF components sourced from companies such as ours. We have established very strong relationships with leading baseband manufacturers and support their reference design development efforts, and we have historically been successful designing our RF products into their reference designs. However, if baseband manufacturers were to choose our competitors’ RF products, it would have a material adverse effect on our revenue if our customers using these reference designs were unwilling or technically unable to integrate our products.
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
Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established intellectual property rights and substantial technological capabilities. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.
Our operating results are substantially dependent on development of new products.
Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have upon occasion experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:
•	the accuracy of our prediction of market requirements and evolving standards;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution on the product designs and ramp of new products according to our customer needs with acceptable manufacturing yields;

•	acceptance of our customers’ products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new components, such as pHEMT switches and filters, to increase our product content.
We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we likely will not reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenues by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customer’s product.
We are subject to risks from international sales and operations.
We operate globally with sales offices and research and development activities as well as manufacturing, assembly and testing facilities in multiple countries. As a result, we are subject to risks and factors associated with doing business outside the U.S. Global operations involve inherent risks that include currency controls and fluctuations as well as tariff, import and other related restrictions and regulations.
Sales to customers located outside the U.S. accounted for approximately 93% of our revenue in fiscal 2007. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.
The majority of our assembly, test and tape and reel vendors are located in Asia. This subjects us to regulatory, geopolitical and other risks of conducting business outside the U.S. We do business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international manufacturing suppliers will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations.
In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occur in the U.S. or other locations, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Major health concerns could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.
We may engage in future acquisitions that dilute our shareholders, cause us to incur debt and assume contingent liabilities.
As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders’ percentage ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:
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
Our convertible subordinated debt may have a dilutive effect on our existing shareholders and may have other adverse effects on our results of operations.
On April 4, 2007, we issued $175.0 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175.0 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. On April 10, 2007, we issued an additional $25.0 million aggregate principal amount of 2012 Notes in connection with Merrill Lynch’s partial exercise of its option to purchase (i) up to an additional $25.0 million aggregate principal amount of 2012 Notes and (ii) up to an additional $25.0 million aggregate principal amount of 2014 Notes, in each case solely to cover over-allotments. The Notes are convertible into shares of our common stock under certain circumstances. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of the $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share.
In addition, in July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. These notes are convertible into a total of approximately 30.1 million shares of our common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.
In the future, we may issue additional equity, debt or convertible securities to raise capital. If we do so, the percentage ownership of RFMD held by existing shareholders would be further reduced, and existing shareholders may experience significant further dilution. In addition, new investors in RFMD may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders. The perceived risk associated with the sale of a large number of shares, including the recently completed convertible subordinated notes offering, could cause some of our shareholders to sell their stock, thus causing the price of our common stock to decline. Subsequent sales of our common stock in the open market could also have an adverse effect on the market price of our common stock. If our stock price declines, it may be more difficult or we may be unable to raise additional capital, which could have a material adverse impact on our business and results of operations.
At May 18, 2007, we had outstanding a total of 194,216,713 shares of common stock. As of March 31, 2007, options to purchase approximately 23.0 million shares of common stock were outstanding under our formal stock option plans for employees and directors, with a weighted average exercise price of $7.46 per share and a weighted average remaining contractual life of 6.02 years. Of these, options to purchase 16.0 million shares were exercisable at March 31, 2007, at a weighted average exercise price of $8.04 per share.
The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	the dilutive effects on our shareholders as a result of the shares of our common stock that would be issued in the event of conversion of all of our convertible subordinated notes;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	a portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness;

•	our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flow in the future and we cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs; and

•	our ability to have sufficient cash to satisfy our obligations, if any of our outstanding convertible subordinated notes become convertible pursuant to their terms and the holders elect to convert or if holders elect to put their notes to us on the specified repurchase dates.
In connection with the 2007 convertible subordinated notes offering, we entered into a registration rights agreement with Merrill Lynch. Pursuant to the registration rights agreement, we may be required to pay additional interest to record holders of the convertible subordinated notes and the amount of such additional interest, if any, may adversely affect our results of operations. Under the registration rights agreement, we are required to file a shelf registration statement with the SEC covering resales of the Notes and the common stock issuable upon conversion of the Notes and to use reasonable efforts to cause such registration statement to become effective within 180 days of issuing the Notes. If we are unable to obtain effectiveness of the registration statement within the required timeframe, or we fail to meet certain obligations to amend the registration statement, we will be required to make (i) additional interest payments to the holders of the affected Notes that is equal to an annual rate of 0.5% of the aggregate principal amount of the affected Notes, or (ii) if any of the affected Notes have been converted into shares of our common stock, a payment equal to an annual rate of 0.5% of the applicable conversion price with respect to such shares of common stock. If we are required to make these additional interest payments to the holders of the Notes, such payments may adversely affect our financial condition and results of operation, particularly our earnings results.
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
We lease two office buildings and suites in two other office buildings in Greensboro, North Carolina. Adjacent to our office facilities are our two wafer fabrication facilities and our research and development packaging facility. We believe these facilities are suitable and adequate for our present purposes, and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities.
We lease two additional facilities in Greensboro, North Carolina. One facility houses our MBE wafer starting material production operations and the other facility houses our RF test and tape and reel operations. As noted above, we own an assembly, test and tape and reel facility in Beijing, China. We believe our MBE facility and test and tape and reel operations in North Carolina and China are suitable and adequate for our present purposes and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities. During fiscal 2007, we expanded our manufacturing operations and are planning further expansions in fiscal 2008 to ensure that these facilities remain adequate.
We also lease space for our design centers in Scotts Valley, Irvine and Carlsbad, California; Cedar Rapids, Iowa; Boulder, Colorado; Chandler, Arizona; Boston, Massachusetts; Shanghai, China; Pandrup, Denmark; and Charlotte, North Carolina. In addition, we lease space for sales and customer support centers in Reading, England; Toulouse, France; Seoul, South Korea; Taipei, Taiwan; Shanghai, Shenzhen and Beijing, China; and Tokyo, Japan. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.
ITEM 3. LEGAL PROCEEDINGS.
We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as the 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and is in its very preliminary stages. In one of the related actions, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in the Company’s litigation) were unenforceable and invalid. On September 9, 2005, the Federal Circuit upheld the U.S. District Judge’s ruling that claims of the 14 patents are unenforceable. On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the U.S. District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit. There are four patents remaining at issue in the litigation. Although we have not been notified that the stay has been lifted, we have been contacted by the plaintiff advising us that the plaintiff plans to reopen the case.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RFMD.” The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 18, 2007, there were 1,979 holders of record of our common stock.

	High	Low
Fiscal Year Ended March 31, 2007
First Quarter	$9.58	$5.49
Second Quarter	7.74	5.25
Third Quarter	8.29	6.69
Fourth Quarter	8.60	6.12

Fiscal Year Ended April 1, 2006
First Quarter	$5.55	$3.77
Second Quarter	7.06	5.32
Third Quarter	6.25	4.81
Fourth Quarter	8.91	5.32
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG RF MICRO DEVICE, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

	Fiscal Year End
	2002	2003	2004	2005	2006	2007
Total Return Index for:
RF Micro Devices, Inc.	100.00	33.56	47.26	29.16	48.32	34.80
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
NASDAQ Electronic Components	100.00	51.88	87.71	72.78	80.12	72.63

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on 3/31/2002.
The information regarding the performance graph provided in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such a filing.
ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	2007	2006		2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenue	$1,023,615	$770,247		$634,204	$651,379	$507,819

Operating costs and expenses:
Cost of goods sold	666,755	501,224	[3]	417,079	405,008	325,168
Research and development	184,979	168,858	[3]	156,464	128,152	101,736
Marketing and selling	53,863	52,121	[3]	47,409	45,226	36,833
General and administrative	37,301	29,589	[3]	25,053	21,135	18,364
Other operating (income) expense	(33,834)[1]	(251)		49,469 [4]	9,785 [5]	13,961

Total operating costs and expenses	909,064	751,541		695,474	609,306	496,062 [6]

Income (loss) from operations	114,551	18,706		(61,270)	42,073	11,757
Interest expense	(4,583)	(4,188)		(6,506)	(12,865)	(24,433)
Interest income	9,305	4,354		4,018	3,463	5,545
Other income (expense), net	(32,874)[2]	1,339		(1,706)	(2,478)	(1,954)

Income (loss) before income taxes	86,399	20,211		(65,464)	30,193	(9,085)

Income tax (expense) benefit	(2,983)	(3,881)		(581)	(485)	(250)

Net income (loss)	$83,416	$16,330		$(66,045)	$29,708	$(9,335)

Net income (loss) per share:
Basic	$0.43	$0.09		$(0.35)	$0.16	$(0.05)

Diluted	$0.39	$0.08		$(0.35)	$0.15	$(0.05)

Shares used in per share calculation:
Basic	192,137	188,832		186,985	184,974	172,706

Diluted	226,513	192,781		186,985	213,272	172,706

	As of Fiscal Year End
	2007		2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash and cash equivalents	$229,034		$81,588	$26,016	$102,965	$83,172

Short-term investments	89,678		68,949	134,828	224,880	173,437
Working capital	467,223		303,403	251,493	434,485	322,773
Total assets	1,089,634	[2]	938,835	864,442	995,601	940,518	[6]
Long-term debt and capital lease obligations, less current portion	245,709		226,876	226,168	324,686	296,476
Shareholders’ equity	719,667		599,357	548,050	603,138	557,400	[6]

1	During fiscal 2007, we recorded a $33.9 million gain (net of restructuring expenses) for the sale of substantially all of our Bluetooth® assets. See Note 7 to the Consolidated Financial Statements.

2	During the second quarter of fiscal 2007, we recorded a $33.9 million impairment charge associated with the announcement of a merger of Jazz Semiconductor, Inc. with a wholly-owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz. See Note 4 to the Consolidated Financial Statements.

3	During the fourth quarter of fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of our option exchange program. This expense was recorded directly in cost of goods sold ($2.8 million), research and development ($10.9 million), marketing and selling ($3.9 million), and general and administrative expenses ($2.3 million).

4	During the fourth quarter of fiscal 2005, a non-cash asset write-off was recorded relating to the discontinuation of the WLAN chipset development efforts in the amount of $42.4 million. See Note 10 to the Consolidated Financial Statements. During the first quarter of fiscal 2005, we recorded a $6.2 million charge for acquired in-process research and development associated with the Silicon Wave acquisition that we determined had no alternative future use. See Note 7 to the Consolidated Financial Statements.

5	During the fourth quarter of fiscal 2004, a non-cash asset impairment charge was recorded in the amount of $7.7 million.

6	Fiscal 2003 includes the effects of the merger with Resonext Communications, Inc. See Note 7 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.
OVERVIEW
Company
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and system solutions for mobile communications. Our PAs, transmit modules, cellular transceivers and transceiver modules and SoC solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, WLANs and GPS. Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world’s leading mobile device manufacturers which deliver advanced wireless capabilities that satisfy current and future market demands.
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
Business Segments
We report information as one operating segment. SFAS 131 established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although we had three business units as of March 31, 2007 (Cellular, Wireless Connectivity and Infrastructure), we report information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
2007 Management Summary
Our key financial results for the fiscal year ended March 31, 2007, are as follows:
•	Our revenue increased 32.9% in fiscal 2007 to $1,023.6 million as compared to $770.2 million in fiscal 2006. This increase was primarily due to sales of transmit modules and our POLARIS™ TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications.

•	Our gross profit was 34.9% of revenue in both fiscal 2007 and fiscal 2006. Decreases in average selling prices on a per function basis and a change in our product mix were offset by improved capacity utilization and yield improvements as well as lower costs for silicon and surface mount devices.

•	We adopted SFAS 123(R) on April 2, 2006 and as a result, we recorded share-based compensation expense of approximately $19.2 million for fiscal 2007.

•	Operating income for fiscal 2007 increased to 11.2% of revenue as compared to 2.4% for fiscal 2006.

•	In connection with the announced merger of Jazz Semiconductor, Inc. with a wholly owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million for our investment in Jazz during the second quarter of fiscal 2007. During the fourth quarter of fiscal 2007, we sold our equity interest in Jazz and received cash proceeds of $23.1 million.

•	We received cash totaling $32.6 million (net of transaction costs) and recorded a receivable for the remaining balance and a gain of $33.9 million (net of restructuring expenses) from the sale of substantially all of the assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF4000 series products, as well as associated fixed assets, intellectual property, inventory and receivables.

•	Our net income per diluted share was $0.39 for fiscal 2007, compared to a net income per diluted share of $0.08 for fiscal 2006.

•	We generated positive cash flow from operations of $178.4 million for the fiscal year ended March 31, 2007.

•	During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan, primarily for use in the capacity expansion of our wafer fabrication and assembly facilities.

•	Our inventory turns improved to 5.9 at March 31, 2007 as compared to 5.1 at April 1, 2006, primarily as a result of lower raw material and work-in-process inventory levels resulting from improvements in our supply chain management.
Fiscal 2007 included the following operational highlights:
•	Our cellular product revenue growth outpaced the rate of growth of the handset market during fiscal 2007 through our sales of transmit modules and transceiver modules.

•	We completed the expansion of our wafer fabrication facility, which increased our wafer manufacturing capacity by approximately 40%. This expansion reduced our cost per wafer and provided available capacity to increase production of both GaAs HBT and GaAs pHEMT devices in order to meet increased demand.

•	We completed the expansion of our assembly operations located in Beijing, China. This increased our internal assembly capacity by over 100% and resulted in cost reductions and improved inventory management.

•	We increased our cellular product portfolio to include stand-alone pHEMT switches and transmit modules that incorporate pHEMT switch technology with the PA function in a single package.

•	We achieved market leadership in cellular transmit modules.

•	We achieved a leading market share in WLAN front end modules for applications in handsets and portable data devices.

•	We expanded our total addressable market for our infrastructure business unit by introducing a family of pre-driver PAs that leverage thermal enhancements made to our GaAs process and enable low distortion under linear operation.

•	We began sampling our software-based GPS solution to lead customers. This new product enables the integration of high-performance GPS applications in handsets, wireless PDAs, digital cameras, personal navigation devices and other cost-sensitive, battery-operated mobile devices.

•	We expanded our existing GaAs product offering by introducing a family of new low-noise amplifiers with increased linearity and reduced noise figure.

•	We completed process development of our first generation GaN RF power transistor process. We received several pre-production orders for our new GaN-based products and recorded our first GaN revenue.
2008 Objectives and Management Expectations:
We plan to strengthen our handset business and diversify into new businesses as fiscal 2008 progresses. We plan to grow both our handset and non-handset business faster than the handset market over the next five years. We believe that the achievement of the following objectives in fiscal 2008 will allow us to achieve our growth and profitability goals over the next five years:
•	Ramp our POLARIS RF solution at an additional top-tier handset manufacturer in the second half of calendar year 2007;

•	Complete GaN process qualifications and begin establishing a revenue base for GaN products;

•	Continue streamlining our supply chain, which we believe would result in the lowest cost structure in the industry, execute on sourcing strategy for both pHEMT and filter production, and complete our Beijing expansion;

•	Commence integrated RF shielding production during the second half of fiscal 2008;

•	Ramp next generation handset models with an existing POLARIS customer;

•	Continue execution on diversification strategy into multi-market wireless applications;

•	Grow revenue and maintain handset front end leadership;

•	Leverage leadership in WCDMA front ends to continue supporting development of breakthrough WCDMA RF solution technology;

•	Grow revenue and maintain our number one market share position in WLAN front ends for handsets and grow our market share in WLAN front ends for enterprise applications, mobile computing, access points and other consumer electronics; and

•	Establish our software-defined GPS in both the consumer electronics and cellular handset markets.
RESULTS OF OPERATIONS FOR FISCAL YEARS 2007, 2006 AND 2005
REVENUE

			2007 vs. 2006		2006 vs. 2005
			Percent		Percent
(in thousands, except percentages)	2007	2006	Change	2005	Change
Revenue	$1,023,615	$770,247	32.9%	$634,204	21.5%
Our revenue increase for fiscal 2007 was primarily due to sales of transmit modules, and our POLARIS™ TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications.
In fiscal 2006, the increase in revenue compared to fiscal 2005 was primarily due to sales growth in our POLARIS™ TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications, as well as sales growth of transmit modules and PAs for cellular applications and Bluetooth® solutions for handsets, accessories and other markets.
Sales to our significant customers, as a percentage of net revenue, were as follows:

	Fiscal Year
	2007	2006	2005

Customer 1	44%	38%	35%
Customer 2	30%	20%	10%
International shipments were $949.8 million in fiscal 2007 (approximately 93% of revenue) compared to $657.0 million in fiscal 2006 (approximately 85% of revenue) and $532.1 million in fiscal 2005 (approximately 84% of revenue). Shipments to Asia totaled $754.4 million in fiscal 2007 (approximately 74% of revenue) compared to $499.4 million in fiscal 2006 (approximately 65% of revenue) and $385.9 million in fiscal 2005 (approximately 61% of revenue).

GROSS PROFIT

			2007 vs. 2006			2006 vs. 2005
			Percent			Percent
(in thousands, except percentages)	2007	2006	Change		2005	Change
Gross profit	$356,860	$269,023	32.7%		$217,125	23.9%
As a percent of revenue	34.9%	34.9%	0.0	ppt	34.2%	0.7	ppt
Our gross profit increased $87.8 million or 32.7% in fiscal 2007 as compared to fiscal 2006 due to sales growth, while our gross profit as a percent of revenue remained unchanged. Several factors that impacted gross margin for fiscal 2007 were decreases in our corporate average selling prices (“ASP”) on a per function basis and a change in our product mix, which were offset by improved capacity utilization and yield improvements as well as lower costs for silicon and surface mount devices.
Our gross profit increased $51.9 million or 23.9% in fiscal 2006 as compared to fiscal 2005 primarily as a result of our sales growth. Gross profit grew faster than sales primarily due to our cost reduction initiatives. During the second half of fiscal 2006, our cost reduction initiatives included increasing assembly of PA modules in our internal assembly operation in Beijing, China, improving yields, specifically final test yields, and improving capacity utilization rates.
Historically, our corporate ASP has decreased as selling prices for our products have decreased on a per function basis. During fiscal 2007, we offset this historical trend by expanding the functions performed on a per-unit basis through increased sales of transceiver modules and transmit modules. In addition, we expect that the following factors will continue to impact our gross profit as a percent of revenue: (1) capacity utilization; (2) product test yields; (3) costs and quality of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.
RESEARCH AND DEVELOPMENT

			2007 vs. 2006			2006 vs. 2005
			Percent			Percent
(in thousands, except percentages)	2007	2006	Change		2005	Change
Research and development	$184,979	$168,858	9.5%		$156,464	7.9%
As a percent of revenue	18.1%	21.9%	(3.8	) ppt	24.7%	(2.8	) ppt
The dollar increase in research and development expense during fiscal 2007 was primarily attributable to our increase in headcount and related personnel expenses, including salaries and benefits related to our cellular transceiver development efforts. These increases were partially offset by a decrease in share-based compensation expense of $6.7 million in fiscal 2007. Our adoption of SFAS 123(R) on April 2, 2006, resulted in share-based compensation expense of $5.6 million included in research and development. In comparison, we recorded share-based compensation expense of $12.3 million in research and development during fiscal 2006, of which $10.9 million was related to a variable accounting charge that resulted from the completion of our option exchange program.
As expected, research and development expenses as a percentage of revenue have decreased as a result of increased revenue. We expect that research and development expenses will continue to increase in absolute dollars in future periods.
The increase in research and development expense during fiscal 2006 was primarily attributable to the fourth quarter variable accounting charge that resulted from the completion of our option exchange program. Increases in headcount and related personnel expenses, including salaries and benefits related to our cellular chipset development efforts, were offset by the reduction in WLAN expenses resulting from the discontinuation of our internal WLAN chipset development efforts during the fourth quarter of fiscal 2005. In addition, because we acquired Silicon Wave on May 24, 2004, there were approximately 44 weeks of Silicon Wave expenses included in our fiscal year 2005 financial statements versus 52 weeks of expenses in fiscal 2006.

We currently operate design centers that are located throughout the world, in addition to our design engineering headquarters in Greensboro, North Carolina. During the first quarter of fiscal 2008, we announced the addition of a research and development center in our Shanghai facility.
MARKETING AND SELLING

			2007 vs. 2006			2006 vs. 2005
			Percent			Percent
(in thousands, except percentages)	2007	2006	Change		2005	Change
Marketing and selling	$53,863	$52,121	3.3%		$47,409	9.9%
As a percent of revenue	5.3%	6.8%	(1.5	)ppt	7.5%	(0.7	)ppt
The dollar increase in marketing and selling expense during fiscal 2007 was primarily due to an increase in personnel expenses. These increases were partially offset by a decrease in share-based compensation expense of $1.8 million in fiscal 2007. Our adoption of SFAS 123(R) on April 2, 2006, resulted in share-based compensation expense of $3.7 million included in marketing and selling. In comparison, we recorded share-based compensation expense of $5.5 million in marketing and selling during fiscal 2006, of which $3.9 million related to a variable accounting charge that resulted from the completion of our option exchange program.
As expected, marketing and selling expenses as a percentage of revenue have decreased as a result of increased revenue. We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.
The increase for fiscal 2006 was primarily due to an increase in share-based compensation expense resulting from the fourth quarter variable accounting charge that resulted from the completion of our option exchange program. The remaining increase in fiscal 2006 was due to an increase in headcount and related personnel expenses.
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
GENERAL AND ADMINISTRATIVE

			2007 vs. 2006			2006 vs. 2005
			Percent			Percent
(in thousands, except percentages)	2007	2006	Change		2005	Change
General and administrative	$37,301	$29,589	26.1%		$25,053	18.1%
As a percent of revenue	3.6%	3.8%	(0.2	)ppt	3.9%	(0.1	)ppt
The increase for fiscal 2007 was primarily due to an increase in personnel expenses and share-based compensation expense. As a result of our adoption of SFAS 123(R) on April 2, 2006, share-based compensation totaled $7.0 million for fiscal 2007, whereby a portion of this amount related to the immediate recognition of expense for awards that were granted to certain officers after the adoption of SFAS 123(R). During fiscal 2006, total share-based compensation expense of $3.5 million was recorded, of which $2.3 million related to a variable accounting charge that resulted from the completion of our option exchange program.
We expect that general and administrative expenses will continue to increase in absolute dollar amounts in future periods.
The increase for fiscal 2006 was primarily due to an increase in share-based compensation expense resulting from the fourth quarter variable accounting charge that we incurred upon completion of our option exchange program. The remaining increase in fiscal 2006 was due to an increase in headcount and related personnel expenses, including salaries and benefits.

OTHER OPERATING (INCOME) EXPENSE

			2007 vs. 2006			2006 vs. 2005
			Percent			Percent
(in thousands, except percentages)	2007	2006	Change		2005	Change
Other operating (income) expense	$(33,834)	$(251)	(13,380)%		$49,469	(100.5)%
As a percent of revenue	(3.3)%	(0.0)%	(3.3)	ppt	7.8%	(7.8)	ppt
During the third quarter of fiscal 2007, we sold substantially all of our assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF4000 series products, as well as associated intellectual property, inventory and receivables. As a result of this asset sale, we recognized a gain of approximately $36.4 million (net of approximately $0.5 million in costs associated with the sale), and incurred restructuring expenses totaling $2.5 million, which are included in other operating income in our consolidated financial statements. In addition, as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we determined that this asset sale represented a triggering event and as a result, we assessed impairment of the affected goodwill. No impairment was indicated as the estimated fair values of the affected reporting unit exceeded their respective carrying values.
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
During fiscal 2005, we discontinued our internal WLAN chipset development efforts due to our difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. We recorded a non-cash charge of approximately $37.1 million for impairment of intangible assets, consisting of acquired technology licenses, a non-cash charge of approximately $0.9 million for the impairment of fixed assets and prepaids and cash charges of approximately $2.4 million related to severance and related payroll costs. In addition, we recorded contractual obligations related to software and license agreements of approximately $1.7 million, as well as miscellaneous accruals totaling approximately $0.3 million that were paid during fiscal 2006. See Note 10 to the Consolidated Financial Statements.
Additionally, in fiscal 2005, we recorded a $6.2 million charge in accordance with SFAS 141 for acquired in-process research and development associated with the Silicon Wave acquisition that the Company determined had no alternative future use. As a result of the December 2006 sale of assets that related to our Bluetooth® 2.0 Enhanced Data Rate products with HCI Interface embodied in our next-generation RF4000 series products and the next-generation radio radio/modem component SiW1722 to QUALCOMM, we will not be incurring any additional expenses related to the acquired in-process research and development. Also included in other operating expense for fiscal 2005 was $0.9 million related to start-up costs associated with the expansion of our test and tape and reel facility in Beijing, China, to add module assembly manufacturing functions.
OTHER INCOME (EXPENSE) AND INCOME TAXES

(in thousands)	2007	2006	2005
Interest expense	$(4,583)	$(4,188)	$(6,506)
Interest income	9,305	4,354	4,018
Impairment charge	(33,959)	—	—
Loss in equity method investee	—	—	(1,761)
Other income	1,085	1,339	55
Income taxes	(2,983)	(3,881)	(581)
INTEREST EXPENSE
Interest expense in fiscal 2007 was $4.6 million compared to $4.2 million in fiscal 2006. In accordance with SFAS 34, “Capitalization of Interest Cost”, we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use. During the twelve months ended March 31, 2007, we capitalized interest of $1.1 million for these qualifying assets.

Interest expense in fiscal 2006 was $4.2 million compared to $6.5 million in fiscal 2005. During the second quarter of fiscal 2005, we repurchased the remaining $100.0 million principal amount of our outstanding 3.75% convertible subordinated notes due 2005. The decrease in interest expense for the fiscal year ended April 1, 2006, compared to April 2, 2005, was primarily due to lower outstanding debt during the period.
INTEREST INCOME
The increase in interest income is primarily due to an increase in cash and cash equivalents as well as an increase in interest rates to approximately 5.1% for fiscal 2007 as compared to approximately 3.6% for fiscal 2006 and 1.7% for fiscal 2005.
IMPAIRMENT CHARGE
During fiscal 2003, we entered into a strategic relationship with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. Within the strategic relationship, we obtained a committed low cost supply of wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products. As part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest.
During our second quarter of fiscal 2007, Jazz entered into a merger agreement with Acquicor Technology Inc. As a result of this announcement and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During our fourth quarter of fiscal 2007, Jazz announced the completion of its merger with Acquicor Technology Inc., and as a result, we received cash of approximately $23.1 million and recorded a receivable for the remaining funds related to a hold-back provision in the agreement which we expect to receive within calendar year 2008. We currently expect our relationship with Jazz, which is now known as Jazz Technologies, Inc., will continue as we launch new highly-integrated mixed signal products built on Jazz silicon and continue our development efforts in advanced RF silicon semiconductor processes.
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
INCOME TAX EXPENSE
Income tax expense for fiscal 2007 was $3.0 million as compared to $3.9 million for fiscal 2006, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits. The effective combined domestic income tax rate was 2.6% for fiscal 2007 and 10.1% for fiscal 2006. Our overall tax rate for fiscal 2007 and 2006 differed from the statutory rate due to adjustments to the valuation allowance, primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.
The annual effective tax rate was 3.4% for fiscal year 2007, compared to 19.2% for fiscal year 2006. The decrease in the annual effective tax rate between fiscal 2006 and 2007 is primarily due to an increase in net income while foreign tax expense remained relatively constant and the increase in domestic tax expense was partially offset by the utilization of net operating losses.
On March 31, 2007, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $21.3 million, which will begin to expire in 2013, if unused, and state losses of approximately $20.9 million, which will begin to expire in 2009, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with our acquisitions of Resonext and Silicon Wave. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance of $51.4 million related to domestic operating losses and credit carryforwards has been established, as it is management’s opinion that it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon generating U.S. source income in the future, which may result in the valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109. Of the valuation allowance, $4.7 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $6.2 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.
SHARE-BASED COMPENSATION
On April 2, 2006 (the first day of our 2007 fiscal year), we adopted the provisions of SFAS 123(R) using a modified prospective application. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee’s requisite service period.
As of March 31, 2007, total remaining unearned compensation cost related to nonvested restricted stock was $10.6 million, which will be amortized over the weighted-average remaining service period of 3.3 years.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $687.0 million, net of offering expenses, from fiscal 1998 through fiscal 2004. As of March 31, 2007, we had working capital of approximately $467.2 million, including $229.0 million in cash and cash equivalents, compared to working capital at April 1, 2006, of $299.5 million, including $81.6 million in cash and cash equivalents.
Cash Flows from Operating Activities
Operating activities in fiscal 2007 provided cash of $178.4 million, compared to $53.7 million in fiscal 2006. This increase in cash provided by operating activities was primarily the result of increased earnings. Also contributing to the increase in operating cash flows was the improvement in days sales outstanding (DSO) from 46 days at April 1, 2006 to 36 days at March 31, 2007, as well as an improvement in our inventory turnover from 5.1 at April 1, 2006 to 5.9 at March 31, 2007.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2007 was $70.8 million compared to $6.1 million in fiscal 2006. This increase was due primarily to higher purchases of property, plant and equipment related to the expansion of our manufacturing operations and lower proceeds from maturities of available-for-sale securities. These increases in cash used in investing activities were partially offset by the proceeds received from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007 as well as the cash received from the sale of our equity interest in Jazz Semiconductor, Inc. during the fourth quarter of fiscal 2007.
While our capital expenditures totaled approximately $106.6 million during fiscal 2007, we are currently evaluating a variety of options for further expansion of our manufacturing operations in other U.S. and non-U.S. locations for fiscal 2008. The actual amount of capital expenditures will be dependent on our sourcing strategy and the rate and pace of new technology development. We currently expect to fund our 2008 capital expenditures primarily with cash flow from operations.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended March 31, 2007 was $39.4 million, compared to $7.9 million for the fiscal year ended April 1, 2006. This increase is primarily due to the proceeds from a $25.0 million equipment term loan that we entered into during the first quarter of fiscal 2007. This loan financed the cost of equipment used in the manufacturing capacity expansion projects, which were completed during fiscal 2007. In addition, we experienced an increase in net proceeds from the exercise of stock options and employee stock purchases during fiscal 2007.
Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our fiscal 2004 note offering, as well as our $375.0 million convertible note offering which was completed during the first quarter of fiscal 2008, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing. We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights. We do not, however, currently have any plans to issue any securities under this registration statement. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.
IMPACT OF INFLATION
Management does not believe that the effects of inflation have had a significant impact on our net sales, revenues or income from continuing operations during fiscal years 2007, 2006 and 2005.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Capital commitments	$13,245	$13,245	$—	$—	$—
Operating leases	49,712	8,634	21,734	14,948	4,396
Convertible debt (including interest)	242,075	3,450	6,900	231,725	—
Other debt (including interest)	27,005	5,653	11,306	10,046	—
Purchase obligations	16,826	9,138	7,688	—	—

Total	$348,863	$40,120	$47,628	$256,719	$4,396

Capital Commitments
On March 31, 2007, we had capital commitments of approximately $13.2 million, consisting of approximately $8.0 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.
Operating Leases
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The terms of these operating leases range from 12 months to 15 years and several have renewal options up to two 10-year periods. Several also include standard inflation escalation terms. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from two years to five years. As of March 31, 2007, the total future minimum lease payments were approximately $48.4 million related to facility operating leases and approximately $1.3 million related to equipment operating leases.
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
Convertible Debt (Issued subsequent to fiscal 2007 and not included in above contractual obligations table)
In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”, and together with the 2012 Notes, the “Notes”). The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. To date, offering expenses in connection with the issuance of the Notes, including discounts and commissions, are approximately $8.6 million.
Interest on the Notes will be payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. The Notes will be subordinated unsecured obligations of the Company and will rank junior in right of payment to all of our existing and future senior debt. The Notes effectively will be subordinated to the indebtedness and other liabilities of our subsidiaries.
Holders may convert their Notes based on a conversion rate of 124.2969 shares of our common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of our common stock reaches, or the trading price of the Notes falls below, specified thresholds for a specified number of trading days, (2) if specified distributions to holders of our common stock occur, (3) if a fundamental change occurs or (4) during the last month prior to maturity of the applicable Notes. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share.
Holders of the Notes who convert their Notes in connection with a fundamental change, as defined in the Indentures, may be entitled to a make whole premium in the form of an increase in the conversion rate applicable to their Notes. In addition, in the event of a fundamental change, holders of the Notes may require the Company to purchase for cash all or a portion of their Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, up to, but not including, the fundamental change purchase date.
Holders of the Notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between the Company and Merrill Lynch (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the Notes and the common stock issuable upon conversion of the Notes. The Company has agreed to use its reasonable efforts to cause such registration statement to become effective within 180 days of issuing the Notes, and to keep the registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the Notes and all of the shares of common stock issuable upon conversion of the Notes, (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144(k) promulgated under the Act and (3) the date that is two years from the original issuance of the Notes.
Other Debt
During the first quarter of fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement (“equipment term loan”). The net proceeds of approximately $24.8 million (after payment of administrative fees and issuance costs totaling $0.2 million) were used primarily for wafer fabrication and assembly expansions. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%.
Pursuant to the equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i)

operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.
Purchase Obligations
As of March 31, 2007, we had contractual obligations for the purchase of goods or services totaling approximately $16.8 million.
OTHER
During fiscal 2007, we procured defective materials from a third-party supplier, which we determined did not meet our quality standards. The supplier agreed to accept financial responsibility for such defects and after completion of the final inspection process, we determined that the defective material had a value of $5.9 million. As a result, the defective material was scrapped, the associated inventory reserve was reversed and a receivable was recorded from the supplier. Also during fiscal 2007, we issued a credit to a customer for $5.0 million as a result of this defective material and reached an agreement for a full reimbursement of this credit from a second third-party supplier which also was recorded as a receivable. As of March 31, 2007, we have collected an aggregate of $4.4 million from the responsible third-party suppliers.
In addition, during fiscal 2007, we received a notification from another customer with respect to the failure in the field of one of our infrastructure products due to an alleged defect in the products. Our initial failure analysis of returned products did not identify any defects in our product. We are currently continuing the process of conducting standard failure analysis procedures to determine the root cause of the field failures and are working with the customer to mitigate potential losses associated with these field failures. As of May 30, 2007, we had not completed this analysis or confirmed that the associated failures were our responsibility. Accordingly, we cannot reasonably estimate the amount of our potential exposure for this matter.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could ultimately differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies, such as policies for revenue recognition (see Note 2 to the Consolidated Financial Statements); however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
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
Allowance for doubtful accounts has historically represented less than 1% of our sales and our accounts receivable write-offs to date have been minimal. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required that would have a negative impact on operating expenses.
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
Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand shifts. With respect to the 2007, 2006 and 2005 fiscal years, reserves impacting margins have been $7.3 million, $4.3 million, and $11.4 million, respectively. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to increase our reserves, which would have a negative impact on gross profit.
Warranty Reserves. We sell products with a standard warranty against defects of typically 12 to 27 months, in each case depending on the specific type of product and customer. We record estimates for product warranty costs in the period of sale. The estimated accruals are based on historical activity and we additionally accrue for known warranties if a loss is probable and can be reasonably estimated. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, or use of material or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit would be reduced. Warranty reserves have represented less than 1% of our sales for the last three fiscal years.
Intangible Assets and Goodwill. Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. Any amounts assigned to in-process research and development are expensed immediately. The value of our intangibles, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist.
In order to evaluate goodwill, we use certain assumptions in analyzing existing goodwill, including two generally accepted valuation methodologies: (i) the income approach - discounted cash flows, and (ii) the market approach — enterprise value and guideline company analysis. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In conjunction with the sale of substantially all of our Bluetooth® assets to QUALCOMM Incorporated in December 2006, we assessed impairment of the affected goodwill and determined that no impairment was indicated. In addition, during the fourth quarter of fiscal 2007, we completed our most recent review and determined that there was no impairment to our recorded goodwill. We believe, however, that unforeseen events, changes in circumstances or market conditions could create differences in the value of goodwill that could negatively affect the fair value of our assets and result in an impairment charge.
In making impairment determinations for intangible assets, we utilize estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the specific asset will be used in our operations and estimated salvage values. In estimating future cash flows, we use our internal business plan as reviewed and approved by our Board of Directors. During fiscal 2007, as a result of our sale of substantially all of our Bluetooth® assets, we revised our cash flow estimates and recorded an impairment charge to certain intangible assets of $0.3 million. During fiscal 2005, we restructured our WLAN chipset development efforts and revised our cash flow estimates for certain intangible assets. As a result, we recorded an impairment charge to intangibles of $37.1 million.
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
In making impairment determinations for long-lived assets, we utilize certain assumptions, including but not limited to: (i) estimations and quoted market prices of the fair market value of the assets; and (ii) estimations of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that the asset will be used in our operations and estimated salvage values. During fiscal 2007, as a result of our sale of substantially all of our Bluetooth® assets, we revised our cash flow estimates and recorded an impairment charge to long-lived assets of $0.3 million.

During fiscal 2005, we discontinued our WLAN chipset development efforts and revised our cash flow estimates for certain assets. As a result, we recorded an impairment charge to long-lived assets of $0.4 million.
Investments. We invest in available-for-sale securities and privately-held companies. We review our investments for impairment and make appropriate reductions in the carrying value when an other-than-temporary decline is evident.
During fiscal 2003, we entered into a strategic relationship with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. As part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest. During our second quarter of fiscal 2007, Jazz entered into a merger agreement with Acquicor Technology Inc. As a result of this announcement and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During our fourth quarter of fiscal 2007, Jazz announced the completion of their merger with Acquicor Technology and as a result, we received cash of approximately $23.1 million and recorded a receivable for the remaining funds related to a hold-back provision in the agreement which we expect to receive in calendar year 2008.
During fiscal 2006, no impairment charges were recognized. During fiscal 2005, we recorded $0.1 million for the impairment of a $5.0 million investment in the equity of a privately-held company, for which a $4.9 million charge had been recorded in previous periods. The fiscal 2005 charge of $0.1 million reduced the value of this investment to zero. The impairment charge represented management’s best estimate of other-than-temporary decline in value.
We review all investments quarterly for indicators of impairment. In making impairment determinations for investments in privately-held companies and investments in available-for-sale securities, we consider several factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments of available-for-sale securities, we also review the current market price for other-than-temporary declines in values. Investments in privately-held companies are inherently risky and require significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments in available-for-sale securities may require management to determine if the decline in the market value is other-than-temporary.
Share-Based Compensation. Effective on April 2, 2006, we began preparing our financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment are now subject to the provisions of SFAS 123(R) and are no longer accounted for as variable awards. SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
Expected Volatility
We use implied volatility based on publicly traded options, as we believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the appropriateness of implied volatility, we considered: (i) the volume of market activity of publicly traded options and determined that there was sufficient market activity; (ii) the ability to reasonably match the input variables of options publicly traded to those of options granted by us, such as the date of grant and the exercise price, and determined that the input assumptions were comparable; and (iii) the length of term of publicly traded options used to derive implied volatility, which is generally six months to two years, and determined that the length of term was sufficient.

If we determined that another method of estimating expected volatility was more reasonable than our current method, or if another method for calculating expected volatility was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility results in an increase to share-based compensation determined at the date of grant.
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
Expected Dividend Yield
The dividend yield assumption is based on our history and expectation of dividend payouts.
Forfeitures
The amount of share-based compensation expense in fiscal 2007 was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 2 of our Notes to the Consolidated Financial Statements.
The fair value of our restricted stock awards is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal 2007 is based on awards that are ultimately expected to vest.
Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. In fiscal 2007, we continued to provide a valuation allowance against substantially all of our U.S. deferred tax assets, net of liabilities. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
Because our 1.50% convertible subordinated notes due 2010 have a fixed interest rate, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the 1.50% convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. As of March 31, 2007, the 1.50% convertible subordinated notes had a fair value of $231.2 million. We would be exposed to interest rate risk if we used additional financing to fund operating and investing activities. The interest rate that we may be able to obtain on financings will depend on market conditions at that time and may differ from the rates that we have secured in the past.
As of March 31, 2007, we did not have any capital lease obligations.
Foreign Currency Risk
We have limited exposure to currency exchange fluctuations, as we manage the sensitivity of our international sales, purchases of raw materials and equipment by denominating most transactions in U.S. dollars. In fiscal 2003, we completed the establishment of an operation in Beijing, China, where domestic sales and purchases are denominated in Renminbi. During fiscal 2006, the China government ended the direct link between the Renminbi to the U.S. dollar and changed to a more flexible exchange rate system based on a group of world currencies. This change in currency exchange rate pegging to a more flexible system increases our foreign currency risk fluctuations. The currency exchange rate fluctuations in Renminbi are currently immaterial to our financial position, results of operations and cash flows. During fiscal 2007, the exchange rate decreased 3.6% and we recognized foreign currency gains of $1.3 million. During fiscal 2006, the exchange rate decreased 3.1% and we recognized foreign currency gains of $0.7 million. We do not currently engage in foreign currency hedging transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 31,	April 1,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$229,034	$81,588
Short-term investments (Notes 2 & 4)	89,678	68,949
Accounts receivable, less allowance of $366 and $386 as of March 31, 2007 and April 1, 2006, respectively	102,307	115,715
Inventories (Notes 2 & 5)	112,975	116,782
Prepaid expenses	9,546	6,719
Other receivables (Note 2)	29,860	—
Other current assets	7,039	16,682

Total current assets	580,439	406,435

Property and equipment:
Land	3,206	3,206
Building	67,170	66,533
Machinery and equipment	466,235	389,347
Leasehold improvements	108,645	100,731
Furniture and fixtures	11,973	11,357
Computer equipment and software	29,806	27,492

	687,035	598,666
Less accumulated depreciation	(344,433)	(280,164)

	342,602	318,502
Construction in progress	30,853	22,791

Total property and equipment, net	373,455	341,293

Goodwill (Notes 2, 6 & 7)	114,897	117,218
Intangible assets (Notes 2 & 6)	8,486	10,849
Investment in Jazz Semiconductor, Inc. (Notes 2 & 4)	—	59,265
Long-term investments (Notes 2 & 4)	617	584
Other non-current assets	11,740	3,191

Total assets	$1,089,634	$938,835

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 31,	April 1,
	2007	2006

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$61,203	$68,314
Accrued liabilities	47,726	34,458
Other current liabilities (Note 9)	4,287	260

Total current liabilities	113,216	103,032
Long-term debt, net of unamortized discount of $2,579 and $3,124 as of March 31, 2007 and April 1, 2006 respectively (Note 9)	245,709	226,876
Other long-term liabilities	11,042	9,570

Total liabilities	369,967	339,478
Commitments and contingent liabilities (Note 16) Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 194,151 and 190,280 shares issued and outstanding as of March 31, 2007 and April 1, 2006, respectively	480,135	462,696
Additional paid-in capital	114,270	107,104
Deferred compensation	—	(12,265)
Accumulated other comprehensive income, net of tax	379	355
Retained earnings	124,883	41,467

Total shareholders’ equity	719,667	599,357

Total liabilities and shareholders’ equity	$1,089,634	$938,835

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2007	2006	2005

Revenue	$1,023,615	$770,247	$634,204
Operating costs and expenses:
Cost of goods sold	666,755	501,224	417,079
Research and development	184,979	168,858	156,464
Marketing and selling	53,863	52,121	47,409
General and administrative	37,301	29,589	25,053
Other operating (income) expense (Notes 7 and 10)	(33,834)	(251)	49,469

Total operating costs and expenses	909,064	751,541	695,474

Income (loss) from operations	114,551	18,706	(61,270)

Interest expense	(4,583)	(4,188)	(6,506)
Interest income	9,305	4,354	4,018
Loss in equity method investee	—	—	(1,761)
Impairment of Jazz Semiconductor, Inc. investment (Note 4)	(33,959)	—	—
Other income	1,085	1,339	55

Income (loss) before income taxes	86,399	20,211	(65,464)

Income tax expense	(2,983)	(3,881)	(581)

Net income (loss)	$83,416	$16,330	$(66,045)

Net income (loss) per share:
Basic	$0.43	$0.09	$(0.35)
Diluted	$0.39	$0.08	$(0.35)

Shares used in per share calculation:
Basic	192,137	188,832	186,985

Diluted	226,513	192,781	186,985

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Total

Balance, April 3, 2004	186,257	$448,942	$76,957	$(14,442)	$499	$91,182	$603,138
Comprehensive loss:
Net loss	—	—	—	—	—	(66,045)	(66,045)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(256)	—	(256)
Foreign currency translation adjustment	—	—	—	—	67	—	67

Total comprehensive loss					(189)	(66,045)	(66,234)

Issuance of restricted stock awards	—	—	3,135	(3,135)	—	—	—
Cancellation of restricted stock awards	—	—	(1,581)	1,581	—	—	—
Exercise of stock options	975	1,713	—	—	—	—	1,713
Issuance of common stock in connection with Employee Stock Purchase Plan	831	4,057	—	—	—	—	4,057
Amortization of deferred compensation	—	—	—	5,376	—	—	5,376

Balance, April 2, 2005	188,063	$454,712	$78,511	$(10,620)	$310	$25,137	$548,050
Comprehensive income:
Net income	—	—	—	—	—	16,330	16,330
Unrealized gain on marketable securities, net of tax	—	—	—	—	345	—	345
Foreign currency translation adjustment	—	—	—	—	(300)	—	(300)

Total comprehensive income					45	16,330	16,375

Issuance of restricted stock awards	—	—	7,670	(7,670)	—	—	—
Cancellation of restricted stock awards	—	—	(897)	897	—	—	—
Exercise of stock options	1,321	3,879	—	—	—	—	3,879
Issuance of common stock in connection with Employee Stock Purchase Plan	896	4,105	—	—	—	—	4,105
Share-based compensation for option modification	—	—	21,820	—	—	—	21,820
Amortization of deferred compensation	—	—	—	5,128	—	—	5,128

Balance, April 1, 2006	190,280	$462,696	$107,104	$(12,265)	$355	$41,467	$599,357
Comprehensive income:
Net income	—	—	—	—	—	83,416	83,416
Unrealized loss on marketable securities, net of tax	—	—	—	—	(92)	—	(92)
Foreign currency translation adjustment	—	—	—	—	116	—	116

Total comprehensive income					24	83,416	83,440

Reclassification of deferred compensation in relation to the adoption of SFAS 123(R)	—	—	(12,265)	12,265	—	—	—
Exercise of stock options	3,079	12,838	—	—	—	—	12,838
Issuance of common stock in connection with Employee Stock Purchase Plan	792	4,601	—	—	—	—	4,601
Share-based compensation expense	—	—	19,431	—	—	—	19,431

Balance, March 31, 2007	194,151	$480,135	$114,270	$—	$379	$124,883	$719,667

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2007	2006	2005

Operating activities:
Net income (loss)	$83,416	$16,330	$(66,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	71,501	63,729	56,576
Amortization	2,641	2,996	9,695
Deferred income taxes	(1,420)	921	—
Gain on sale of substantially all Bluetooth® assets	(36,378)	—	—
Impairment of Jazz Semiconductor, Inc. investment	33,959	—	—
Discontinuation of WLAN chipset development efforts	—	—	38,048
Acquired in-process research and development cost	—	—	6,201
Foreign currency adjustments	(1,353)	(738)	(38)
Loss on disposal of assets, net	1,227	415	913
Loss from equity method investee and other-than-temporary decline of long-term investment	—	—	1,815
Share-based compensation expense	21,163	25,025	5,376
Changes in operating assets and liabilities:
Accounts receivable	13,936	(41,157)	11,850
Inventories	1,914	(39,769)	(16,303)
Prepaid expenses and other current and non-current assets	(17,482)	(2,534)	(6,914)
Accounts payable	(7,185)	23,889	10,151
Accrued liabilities	8,607	3,172	3,536
Income taxes payable/recoverable income taxes	4,449	1,123	247
Other long-term liabilities	(554)	284	1,249

Net cash provided by operating activities	178,441	53,686	56,357

Investing activities:
Purchase of available-for-sale securities	(88,443)	(124,404)	(275,278)
Proceeds from maturities of available-for-sale securities	67,945	189,888	363,315
Proceeds from sale of substantially all Bluetooth® assets	32,616	—	—
Purchase of businesses, net of cash received	—	(4,905)	(10,070)
Proceeds from sale of equity interest in Jazz Semiconductor, Inc.	23,105	—	—
Purchase of property and equipment	(106,590)	(66,108)	(116,593)
Purchase of license	—	(809)	(1,112)
Proceeds from sale of property and equipment	549	203	881

Net cash used in investing activities	(70,818)	(6,135)	(38,857)

Financing activities:
Proceeds from equipment term loan	25,000	—	—
Debt issuance costs	(210)	—	—
Payment of debt	(2,854)	—	—
Extinguishment of the $300 million 3.75% convertible subordinated debt offering	—	—	(100,000)
Proceeds from exercise of stock options, warrants and employee stock purchases	17,439	7,984	5,770
Repayment of capital lease obligations	—	(41)	(247)

Net cash provided by (used in) financing activities	39,375	7,943	(94,477)

Net increase (decrease) in cash and cash equivalents	146,998	55,494	(76,977)
Cash and cash equivalents at beginning of year	81,588	26,016	102,965
Effect of exchange rate changes on cash	448	78	28

Cash and cash equivalents at end of year	$229,034	$81,588	$26,016

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,706	$3,450	$5,355

Cash paid during the year for income taxes	$5,449	$1,814	$719

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
1. COMPANY INFORMATION
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance RF components and system solutions for mobile communications. Our PAs, transmit modules, cellular transceivers, transceiver modules and SoC solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile devices, cellular base stations, WLANs and GPS. Our diverse portfolio of state-of-the-art semiconductor technologies and industry-leading RF systems expertise positions us as a preferred supplier to the world’s leading mobile device manufacturers.
We design and manufacture products using the major applicable semiconductor process technologies available today. We have access to these technologies through internal and external resources. Our approach to using multiple semiconductor process technologies allows us to offer customers products that optimize trade-offs between performance and cost and fulfill their performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
The Company reports information as one operating segment. Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 131 (SFAS 131) established standards for the way that public companies report information about operating segments in annual consolidated financial statements. Although the Company had three business units at March 31, 2007 (Cellular, Wireless Connectivity and Infrastructure), the Company reports information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 31, 2007, April 1, 2006, and April 2, 2005. Fiscal years 2007, 2006 and 2005 were 52-week years.
Reclassifications
Certain amounts in the fiscal 2006 and 2005 consolidated financial statements have been reclassified to conform to the March 31, 2007 presentation. These reclassifications had no effect on the statement of operations.
Prior to the adoption of SFAS 123(R), “Share-Based Payment”, the Company presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on April 2, 2006, the Company reclassified the balance in deferred compensation to additional paid-in-capital on the balance sheet. The remaining reclassifications are related to deferred tax asset and liability classifications.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 31, 2007, and April 1, 2006. The 1.50% convertible subordinated notes had a fair value of $231.2 million as of March 31, 2007, on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market compared to the carrying amount of $227.6 million. At April 1, 2006, the Company’s 1.50% convertible subordinated notes had a fair value of $283.2 million on the PORTAL Market, compared to the carrying amount of $226.9 million. The fair values of the cost method investments are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company makes estimates for the returns reserve, allowance for doubtful accounts, inventory reserves, warranty reserves, income tax valuation, impairment of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and expected future conditions. Actual results could differ from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposit accounts, money market funds, commercial paper and temporary, highly liquid investments with original maturities of three months or less when purchased.
Investments
The Company invests in available-for-sale securities and privately-held companies.
Available-for-Sale Investments
Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments In Debt and Equity Securities” (SFAS 115). Investments available-for-sale at March 31, 2007, and April 1, 2006 consisted of corporate debt securities, U.S. government/agency securities, auction rate securities and equity and municipal securities. Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity in accordance with SFAS 115. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in other (expense) income. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest. The Company monitors investments for impairment and records other-than-temporary declines in value if the market value is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial difficulties.
Other Investments
The Company’s other investments include investments in privately-held companies. Pursuant to APB 18, the Company accounts for these investments either at historical cost or, if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. As of March 31, 2007, the Company did not have any investments in privately-held companies.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
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
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to 20 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term and included in depreciation. In accordance with SFAS 34, “Capitalization of Interest Cost”, the Company capitalizes the portion of the interest expense related to the assets that are not ready for their intended use.
Other Receivables
The Company records miscellaneous non-product receivables which are collectible within twelve months. The other receivables category on the Company’s Consolidated Balance Sheets includes value added tax receivables, third-party supplier receivables for quality issues and other miscellaneous items.
Intangible Assets and Goodwill
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
The Company assesses the recoverability of its intangibles and other assets by determining its ability to generate future cash flows sufficient to recover the unamortized balances over the most current estimate of their remaining useful lives. Intangibles and other assets determined to be unrecoverable based on future cash flows would be written off in the period in which the non-recoverability determination was made as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be evaluated for impairment on an annual basis, or whenever events indicate impairment may have occurred. In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2007 and 2006 impairment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. The methods used to evaluate goodwill included

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
two generally accepted valuation methodologies: the income approach and the market approach. The specific methods applied include the discounted cash flow method, the allocation of market capitalization method, and the guideline company method.
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
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. Such sales represented approximately 99% of its total net revenue in each of fiscal 2007, 2006 and 2005. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, which collectively are typically less than 1% of consolidated revenue for any period. Sales of products are generally made through either the Company’s sales force, manufacturers’ representatives or through a distribution network. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, the Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from the majority of the Company’s semiconductor products is recognized upon shipment of the product to the buyer from a Company-owned or third-party location. A small percentage of revenue generated from the sale of semiconductor products through a distribution relationship is partially deferred based on the terms specified in the agreement with the distributor. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones as provided for in the agreements. Revenue from cost plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Pricing allowances, including discounts based on the contractual arrangements with customers, are recorded when revenue is recognized as a reduction to both accounts receivable and revenue. The Company’s revenue recognition policy is significant because revenue is a key component of the Company’s operations and the timing of revenue recognition determines the timing of certain expenses, such as sales commissions.
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
The Company sells its products with a standard warranty against defects of typically 12 to 27 months, in each case depending on the specific type of product and customer. The Company records estimates for product warranty costs in the period of sale. The estimated accruals are based on historical activity. The Company additionally accrues for known

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
warranties if a loss is probable and can be reasonably estimated. The accrual and related expenses for estimated and known issues were not significant during the periods presented and were less than 1% of sales.
Shipping and Handling Cost
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.
Research and Development
The Company charges all research and development costs to expense as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.6 million, $0.7 million and $0.9 million for fiscal years 2007, 2006 and 2005, respectively.
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
Directors’ Option Plan
In April 1997, the Company and its shareholders adopted the Non-Employee Directors’ Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company’s capitalization. During fiscal years 2007, 2006 and 2005, the Company issued options to purchase zero, 140,000 and 140,000 shares, respectively, to eligible participants under the plan.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
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
Resonext Communications, Inc. 1999 Stock Option Plan
In connection with its merger with Resonext, the Company assumed the Resonext 1999 Stock Option Plan. This plan provides for the grant of options to purchase common stock to key employees, non-employee directors and consultants in the service of the Company. This plan permits the grant of incentive and nonqualified options, but does not allow for restricted grants. Stock purchase rights may also be granted under the plan. The aggregate number of shares reserved for issuance under the plan is 1.4 million shares. The terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the plan after November 23, 2009.
2003 Stock Incentive Plan
The Company currently grants stock options and restricted stock awards to employees under the 2003 Stock Incentive Plan (the 2003 Plan). The Company’s shareholders approved the 2003 Stock Plan at the 2003 Annual Meeting of Shareholders held on July 22, 2003 and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan. The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted units, and performance awards and performance units under the 2003 Plan, although none of these types of awards has been granted as of March 31, 2007. In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003, continue in accordance with the terms of the respective plans. At the Company’s Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company: (a) amended the 2003 Plan to (1) increase the aggregate number of shares issuable under the 2003 Plan by 15.0 million, (2) increase the maximum number of shares that may be issued pursuant to the exercise of incentive stock options by 15.0 million, and (3) modify the list of performance factors that may apply to performance-based awards granted to “covered employees” (generally the chief executive officer and four other highest compensated executive officers) under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and related regulations; and (b) approved the 2003 Plan’s eligibility and participant award limitations for Code Section 162(m) purposes.
The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 24.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company’s prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 31, 2007, 15.4 million shares were available for issuance under the 2003 Plan.
2006 Directors’ Stock Option Plan
At the Company’s Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which replaced the Nonemployee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock have been reserved for issuance under this plan, including shares remaining available for issuance

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
under the prior non-employee directors stock option plan. As of March 31, 2007, 1.2 million shares were available for issuance under the 2006 Directors Stock Option Plan.
Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At the Company’s Annual Meeting of Shareholders on August 1, 2006, shareholders of the Company amended the Employee Stock Purchase Plan to increase the aggregate number of shares issuable under the Employee Stock Purchase Plan by 4.0 million shares. At March 31, 2007, 3.3 million shares were available for future issuance under this plan and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.8 million shares under this plan in the year ended March 31, 2007.
For fiscal years 2007 and 2006, the primary share-based awards and their general terms and conditions are as follows:
Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date and expire 10 years from the grant date. Restricted stock awards granted by the Company generally vest over a five-year period from the grant date. Stock options granted to non-employee directors upon re-election to the Board of Directors in fiscal 2006 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested over a two-year period from the grant date and expire 10 years from the grant date. Under the new 2006 Directors Stock Option Plan, stock options granted to non-employee directors in fiscal 2007 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, vest over a two-year period from the grant date and expire 10 years from the grant date.
The options granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For such options granted prior to the adoption of SFAS 123(R), the Company will continue to recognize the expense related to these options over the vesting period of the option. With respect to options awarded to certain officers that were granted or modified after the adoption of SFAS 123(R), the Company will recognize the expense for such awards upon grant. In fiscal 2007, share-based compensation of $5.5 million was recognized upon the grant of 1.6 million options and restricted awards to certain officers of the Company. Had the Company applied the new amortization policy under SFAS 123(R) for awards issued prior to the adoption of SFAS 123(R), the impact on total pre-tax share-based compensation expense recognized in our Consolidated Statements of Operations would have been $(2.9) million for the year ended March 31, 2007. For fiscal 2006 and 2005, the impact would have been $6.3 million and $(2.6) million, respectively.
Share-Based Compensation
On April 2, 2006 (the first day of the Company’s 2007 fiscal year), the Company adopted the provisions of SFAS 123(R) using a modified prospective application. Under SFAS 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model, and is recognized as expense over the employee’s requisite service period. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
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
Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $19.3 million for the year ended March 31, 2007. In addition, as of March 31, 2007, $0.2 million of share-based compensation expense was capitalized into inventory. For fiscal 2006 and 2005, the total pre-tax share-based compensation expense recognized was $25.0 million and $5.4 million, respectively. For fiscal 2006, $1.9 million of share-based compensation expense was capitalized into inventory and recognized in the first quarter of fiscal 2007.
Amounts recorded in fiscal 2005 primarily represented expenses related to restricted stock awards since no expense was recognized for stock options. In fiscal 2006, the Company recognized a charge to compensation expense of approximately $19.9 million as a result of variable accounting, based upon the quoted price for the Company’s common stock at April 1, 2006, of $8.65.
For fiscal 2006 and 2005, the Company accounted for employee stock options, employee restricted stock and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For restricted stock granted at exercise prices below quoted market value, the Company recorded deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense was amortized ratably over the vesting period of the shares of restricted stock. In addition, to the extent that stock options or restricted stock awards were subject to the stock option exchange offer discussed below, such options and restricted stock awards were subject to variable accounting treatment.
During the second quarter of fiscal 2006 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s five most highly compensated officers, members of its Board of Directors, consultants, and former and retired employees. Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them at exercise prices ranging from $5.38 to $87.50, for new options to be granted on or as soon as practicable after the first business day after expiration of the exchange program. The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares. As a result of the exchange program, approximately 9.4 million old options were canceled (with exercise prices ranging from $6.84 to $87.50) on August 5, 2005 and approximately 4.7 million new options were granted under the Company’s 2003 Stock Incentive Plan on August 8, 2005, with an exercise price of $6.06 (the closing price of the Company’s common stock as reported by the Nasdaq National Market (now the NASDAQ Global Select Market) on the trading date immediately preceding the date the new options were granted). The new options generally will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.
As a result of the exchange program and in accordance with the guidance of FIN 44, the Company was required to apply variable accounting prospectively to these new options (and to any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options were exercised, cancelled or expire. In addition, in accordance with the guidance of the FASB’s EITF Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the options that were retained by eligible employees who did not participate in the exchange program were also subject to variable accounting until the options in

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
question were exercised, forfeited or expire unexercised. The options that were previously subject to variable accounting treatment are now subject to the provision of SFAS 123(R) and are no longer accounted for as variable awards.
As a result of adopting SFAS 123(R) and no longer applying variable accounting in accordance with APB 25, the Company’s income from continuing operations, income before income taxes and net income for year ended March 31, 2007, is $31.6 million lower than if it had continued to account for share-based compensation under APB 25.
For fiscal 2007, basic and diluted earnings per share are $0.16 lower and $0.14 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
A summary of activity of the Company’s directors and employee stock option plans follows:

		Weighted-	Weighted-Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(in	Exercise	Contractual Term	Value
	thousands)	Price	(in years)	(in thousands)
Outstanding as of April 1, 2006	22,427	$7.36
Granted	3,787	$6.29
Exercised	(2,575)	$4.97
Forfeited	(472)	$6.34
Canceled	(143)	$9.70

Outstanding as of March 31, 2007	23,024	$7.46	6.02	$9,890

Vested and expected to vest as of March 31, 2007	22,933	$7.46	6.01	$9,875
Options exercisable as of March 31, 2007	16,024	$8.04	5.12	$8,672
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $6.23 as of March 31, 2007, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following tables:

	Fiscal Year
	2007	2006	2005

Expected volatility	52.5%	45.8%	48.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.0	7.7	7.7
Risk-free interest rate	4.9%	4.6%	4.2%
Weighted-average grant-date fair value of options granted during the period	$3.03	$2.90	$3.80

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The total intrinsic value of options exercised during the year ended March 31, 2007 was $8.4 million. For fiscal years 2006 and 2005, the total intrinsic value of options exercised was $2.2 million and $2.3 million, respectively.
Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $17.4 million for the year ended March 31, 2007 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company’s common stock.
The Company used the implied volatility of market-traded options on the Company’s common stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company’s common stock and the Company’s assessment that implied volatility is more representative of future common stock price trends than historical volatility.
The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to change in the future. The Company has never paid a dividend.
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
The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options.
SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.5% for stock options and 2.6% for restricted stock awards. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company also estimated pre-vesting forfeitures for stock options based upon historical experience. For restricted stock awards, the Company accounted for forfeitures as they occurred prior to the adoption of SFAS 123(R).
On November 10, 2005, the FASB issued Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123R-3”). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation expense, and to determine the subsequent impact on the APIC Pool and unaudited consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding at the Company’s adoption of SFAS 123(R). In addition, in accordance with SFAS 123(R), SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D- 32, Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital pursuant to the ordering provisions of the applicable tax laws.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The following activity has occurred under our existing restricted share plans:

		Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Balance at April 1, 2006	2,104	$6.91
Granted	721	5.95
Vested	(474)	8.55
Forfeited	(58)	5.91

Balance at March 31, 2007	2,293	$6.29

As of March 31, 2007, total remaining unearned compensation cost related to nonvested restricted stock was $10.6 million, which will be amortized over the weighted-average remaining service period of 3.3 years.
The total fair value of restricted stock awards vested during the year ended March 31, 2007, was $3.2 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal 2006 and 2005, the total fair value of restricted stock awards vested were $2.5 million and $2.6 million, respectively.
Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

	Fiscal 2006	Fiscal 2005
Net income (loss), as reported	$16,330	$(66,045)
Non-cash share-based compensation included in net income	25,025	5,376
Pro forma share-based compensation cost	(15,259)	(56,901)

Pro forma net income (loss)	$26,096	$(117,570)

Basic income (loss) per share, as reported	$0.09	$(0.35)

Diluted net income (loss) per share, as reported	$0.08	$(0.35)

Pro forma basic net income (loss) per share	$0.14	$(0.63)

Pro forma diluted net income (loss) per share	$0.14	$(0.63)

The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by APB 25 and related interpretations, and provided the required pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB 25, no compensation expense was recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For restricted stock granted at exercise prices below quoted market value, the Company recorded deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense was amortized ratably over the vesting period of the shares of restricted stock.
In fiscal 2005, the Company’s Board of Directors, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested and “out-of-the-money” stock options. As a result of this action, options to purchase approximately 10.2 million shares of the Company’s common stock that would otherwise have vested at various times within the next four years became fully vested. The decision to accelerate the vesting, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption of SFAS 123 (R). The SFAS 123 pro forma share-based compensation cost of $56.9 million for fiscal 2005, in the table above, includes a charge of approximately $22.1 million as a result of the acceleration.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Foreign Currency Translation and Remeasurement
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS 52). Foreign subsidiaries with functional currencies denominated in local currency are translated pursuant to SFAS 52. The gains and losses resulting from the changes in exchange rates from year to year for foreign subsidiaries with functional currencies denominated in their local currency have been reported in accumulated other comprehensive income (loss) included in the consolidated statements of shareholders’ equity. Foreign subsidiaries with functional currencies denominated in the parent currency of U.S. dollars are re-measured pursuant to SFAS 52. The gains and losses resulting from the changes in exchange rates from subsidiaries with the parent’s functional currency have been reported in the income statement.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 became effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement-focused assessment and a balance sheet-focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation became effective for the Company on April 1, 2007. We are currently evaluating the impact that adopting FIN 48 may have on the Company’s consolidated financial statements and have not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS 154), which primarily changes the requirements for the accounting and reporting of a change in accounting principle for all voluntary changes or when an accounting pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. In the event of an accounting principle change as described by SFAS 154, the Company will comply with SFAS 154.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
3. CONCENTRATIONS OF CREDIT RISK
The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.
Revenues from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

	Fiscal Year
	2007	2006	2005
Customer 1	44%	38%	35%
Customer 2	30%	20%	10%
At March 31, 2007, customers 1 and 2 had accounts receivable balances representing approximately 46% and 31%, respectively, of the Company’s total accounts receivable balance. At April 1, 2006, customers 1 and 2 had accounts receivable balances representing approximately 35% and 40%, respectively, of the Company’s total accounts receivable balance. At April 2, 2005, the Company’s accounts receivable balance did not include any balances from these customers greater than 10% of its accounts receivable.
4. INVESTMENTS
The following is a summary of available-for-sale securities at March 31, 2007 and April 1, 2006 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2007
Government-sponsored enterprises	$2,500	$—	$—	$2,500
Corporate debt securities	22,505	—	(5)	22,500
Equity securities	121	496	—	617
Auction rate securities	64,673	—	—	64,673

	$89,799	$496	$(5)	$90,290

April 1, 2006
Government-sponsored enterprises	$4,456	$—	$(10)	$4,446
Corporate debt securities	18,890	—	(37)	18,853
Equity securities	121	463	—	584
Auction rate securities	45,650	—	—	45,650

	$69,117	$463	$(47)	$69,533

The amortized cost of investments in debt securities with contractual maturities is as follows:

	March 31, 2007		April 1, 2006
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$38,205	$38,201	$34,446	$34,399
Due after ten years	51,473	51,473	34,550	34,550

Total investments in debt securities	$89,678	$89,674	$68,996	$68,949

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS (continued)
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
The estimated fair value of available-for-sale securities was based on the prevailing market values on March 31, 2007 and April 1, 2006.
During fiscal 2003, the Company entered into a strategic relationship with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. Within the strategic relationship, the Company obtained a committed low-cost supply of wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products. As part of the strategic relationship, the Company invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest.
During the second quarter of fiscal 2007, Jazz entered into a merger with Acquicor Technology Inc. As a result of this announcement and the Company’s intention to sell its equity interest in Jazz, the Company recorded an impairment charge of $33.9 million and reduced its investment in Jazz to $25.4 million. During the fourth quarter of fiscal 2007, Jazz announced the completion of their merger with Acquicor Technology and as a result, the Company received cash of approximately $23.1 million and recorded a receivable for the remaining funds related to a hold-back provision in the agreement which the Company expects to receive in calendar year 2008.
Silicon Wave Investment During the first quarter of fiscal 2004, the Company made an initial $4.0 million equity investment in a privately-held company, Silicon Wave, as part of a strategic relationship for the global Bluetooth® wireless market. This investment represented less than a 20% ownership interest. The Company did not have the ability to exercise significant influence over the management of the investee company, and therefore the investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18. During the third quarter of fiscal 2004, the Company made an additional $2.0 million equity investment in Silicon Wave. The additional investment increased the Company’s ownership interest to greater than 20%. In accordance with APB 18, the Company re-evaluated its ownership interest and whether it had the ability to exercise significant influence over the operation of Silicon Wave and determined that the additional investment triggered a change in accounting for the investment from the cost method to the equity method, which the Company adopted in the third quarter of fiscal 2004. As required by APB 18, the investment and results of operations for the prior periods presented were adjusted retroactively and have been restated to reflect the application of the equity method. Application of the equity method resulted in an equity method loss in Silicon Wave of $2.8 million for fiscal 2004, reducing the carrying value at April 3, 2004, of the investment in equity method investee to $3.2 million. In April 2004, the Company announced that a definitive agreement to acquire Silicon Wave had been signed and on May 24, 2004, the acquisition was completed. See Note 7 to the Consolidated Financial Statements. Application of the equity method resulted in an equity method loss in Silicon Wave of $1.8 million for the period from March 31, 2004, through May 24, 2004 (the closing date of the Silicon Wave acquisition).
Other Investment During fiscal 2005, the Company recorded $0.1 million for the impairment of a $5.0 million investment in the equity of a privately-held company, for which a $4.9 million charge had been recorded in previous periods. The fiscal 2005 charge of $0.1 million reduced the value of this investment to zero. The impairment charge represented management’s best estimate of an other-than-temporary decline in value. The investment represented less than a 5% ownership, and the Company did not have the ability to exercise significant influence in the management of the investee company. This investment was carried at its original cost and accounted for using the cost method of accounting for investments in accordance with APB 18.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5. INVENTORIES
The components of inventories are as follows (in thousands):

	Fiscal Year
	2007	2006
Raw materials	$24,996	$36,697
Work in process	44,429	47,059
Finished goods	58,942	49,699

	128,367	133,455
Inventory reserves	(15,392)	(16,673)
Total inventories	$112,975	$116,782

6. INTANGIBLE ASSETS AND GOODWILL
The Company acquired IBM’s GPS business, RF Nitro, Resonext and Silicon Wave between fiscal 2002 and fiscal 2005. The purchase price in excess of fair value of the assets acquired and liabilities assumed was allocated to goodwill. The change in the carrying amount of goodwill for the year ended March 31, 2007, is as follows (in thousands):

Balance as of April 1, 2006	$117,218
Adjustments during the period	(2,321)

Balance as of March 31, 2007	$114,897

The reduction to goodwill for fiscal 2007 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired. The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill is approximately $6.2 million at March 31, 2007.
In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2007 and 2006 impairment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. See Note 2 to the Consolidated Financial Statements.
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 31, 2007		April 1, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets:
Technology licenses	$12,625	$6,697	$13,360	$5,882
Acquired product technology and other	7,142	4,584	7,142	3,771

Total	$19,767	$11,281	$20,502	$9,653

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. INTANGIBLE ASSETS AND GOODWILL (continued)
During fiscal 2007, the Company wrote-off technology licenses of $0.3 million (net of accumulated amortization) related to the sale of substantially all of the assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF4000 series products. During fiscal 2006, the Company purchased miscellaneous technology licenses totaling $1.2 million.
Intangible asset amortization expense was $2.0 million, $1.7 million and $6.2 million in fiscal 2007, 2006 and 2005, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Fiscal Year Ending	Expense
2008	$1,783
2009	1,667
2010	1,649
2011	782
2012	739
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
The Company paid approximately $16.8 million in cash for all outstanding shares of Silicon Wave capital stock with available cash on hand at the closing date and accrued an additional $4.9 million during fiscal 2005 for the earn-out consideration as an additional cost of the acquired entity. Immediately prior to the closing of the acquisition, the Company sold all of the shares of Silicon Wave that the Company had purchased during fiscal 2004 to an existing Silicon Wave investor group for $6.0 million, the Company’s original cost for these shares. As a result, the Company paid net cash consideration of $10.8 million for all Silicon Wave shares not previously owned by the Company. In addition to the above-mentioned payment, the Company agreed to pay earn-out consideration to the former Silicon Wave stockholders upon achievement of revenue goals for certain Silicon Wave products for the period from April 4, 2004, to April 1, 2006. If the Company’s revenue derived from certain Silicon Wave products for the period from April 4, 2004, to April 2, 2005, exceeded $6.0 million, it agreed to pay an aggregate cash amount equal to one-half of the revenue derived from certain Silicon Wave products during this period. As of April 2, 2005, revenue derived from certain Silicon Wave products triggered recognition of a liability and purchase price adjustment of approximately $4.9 million, which was paid during the first quarter of fiscal 2006. If the Company’s revenue derived from certain Silicon Wave products for the period from April 3, 2005, to April 1, 2006, exceeded $25.0 million, it agreed to pay an additional aggregate cash amount equal to the revenue derived from these Silicon Wave products during this period up to a maximum of $75.0 million. This revenue threshold was not achieved, and as a result, the Company did not have to pay any additional consideration. The Silicon Wave acquisition was accounted for in accordance with APB Opinion No. 18 as a step acquisition and in accordance with SFAS 141 using the purchase method of accounting.
Other operating expenses for fiscal 2005 included an acquired in-process research and development charge of $6.2 million related to the Silicon Wave acquisition. The in-process research and development was charged to expense in accordance with SFAS 141, which specifies that the amount assigned to acquired intangible assets to be used in a particular research and development project that have no alternative future use shall be charged to expense at the acquisition date.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)
In December 2006, the Company sold substantially all of its Bluetooth® assets to QUALCOMM for a cash purchase price of $39.0 million and the assumption by QUALCOMM of certain liabilities. These assets related to the Company’s Bluetooth® 2.0 Enhanced Data Rate products with HCI Interface embodied in the Company’s next-generation RF4000 series products, the next-generation radio radio/modem component SiW1722, as well as associated fixed assets, intellectual property, inventory and receivables. The Company will retain and continue to sell and support certain Bluetooth® specification version 1.2 qualified products, including its radio/modem products SiW1712 and SiW1721 and HCI interface products, the SiW3000 and SiW3500.
On December 15, 2006 (the closing date of the transaction with QUALCOMM), the Company received cash of approximately $32.6 million (net of transaction costs), with the remaining $5.9 million of the cash purchase price being retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company, which include indemnification for losses arising out of any breach by the Company of any representations, warranties or covenants contained in the Asset Purchase Agreement with QUALCOMM. The $5.9 million receivable is included in non-current assets in the Company’s consolidated financial statements. As a result of this asset sale, the Company recognized a gain of approximately $36.4 million (net of approximately $0.5 million in costs associated with the sale) which is included in other operating income in the Company’s consolidated financial statements. The Company also incurred restructuring expenses totaling approximately $2.5 million (related to lease termination costs and miscellaneous administrative expenses), which are included in other operating income in the Company’s consolidated financial statements. As of March 31, 2007, the restructuring was substantially complete.
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
8. LEASES
As of March 31, 2007, the Company did not have any balances for capitalized leased equipment included in property and equipment. The Company leased certain equipment and facilities under capital and non-cancelable operating leases and was a party to one capital lease with an equipment-financing company that expired on June 1, 2005. The lease had an effective interest rate of 8.7% at April 2, 2005. As of April 2, 2005, the Company had leased machinery and equipment of $0.1 million (net of accumulated amortization of $0.2 million).
Capital lease amortization totaling approximately $0.0 million, $0.0 million and $0.3 million is included in depreciation expense for the fiscal years 2007, 2006 and 2005, respectively. No interest expense related to this equipment under capital leases was capitalized in fiscal 2005.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The terms of these operating leases range from 12 months to 15 years. Several have renewal options up to two 10-year periods and several also include standard inflation escalation terms. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from two years to five years. As of March 31, 2007, the total future minimum lease payments were approximately $48.4 million related to facility operating leases and approximately $1.3 million related to equipment operating leases.

RF Micro Devices, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements (continued)
8. LEASES (continued)
Minimum future lease payments under non-cancelable capital and operating leases as of March 31, 2007, are as follows (in thousands):

Fiscal Years	Operating
2008	$8,634
2009	8,062
2010	7,146
2011	6,526
2012	6,058
Thereafter	13,286

Total minimum payment	$49,712

Rent expense under operating leases, including facilities and equipment, was approximately $11.1 million, $11.8 million, and $14.3 million for fiscal 2007, 2006 and 2005, respectively.
During the fourth quarter of fiscal 2005, the Company recognized a $1.5 million cumulative effect for such periods beginning in fiscal 1997 through fiscal 2004 for a correction in its accounting for scheduled rent escalations, rent holidays and amortization of leasehold improvements. The cumulative effect was reported in rent expense ($1.3 million) and depreciation expense ($0.2 million) and did not have a material impact on the Company’s reported basic and diluted earnings per share for fiscal 2005.
Sale-Leaseback
The Company completed a sale-leaseback transaction with respect to the Company’s corporate headquarters in March 2001. The transaction included the sale of the land and building for total consideration of $13.4 million. The lease covers an initial term of 15 years with options to extend the lease for two additional periods of 10 years each. Annual rent expense is approximately $1.3 million for each of the first five years and escalates by 2% each year thereafter. The Company has been recognizing rent expense on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases” (SFAS 13), starting with the beginning of the lease term. The transaction was deemed a normal leaseback as defined in SFAS No. 98, “Accounting for Sales of Real Estate”. The Company recorded a sale and operating lease, thus removing the property from the Company’s consolidated balance sheet, and is deferring the profit of $1.4 million over the 15-year lease term in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS 13.
9. LONG-TERM DEBT
Debt at March 31, 2007 and April 1, 2006 is as follows (in thousands):

	March 31, 2007	April 1, 2006
Convertible subordinated notes	$227,596	$226,876
Equipment term loan	22,264	—

Subtotal	249,860	226,876
Less current portion of equipment term loan	4,151	—

Total long-term debt	$245,709	$226,876

During the first quarter of fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement (“equipment term loan”). The net proceeds from the equipment term loan were approximately $24.8 million after payment of administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%. The equipment term

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT (continued)
loan is secured by a first priority lien on certain of the Company’s manufacturing equipment. Under the terms of the equipment term loan, the Company must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.
In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The notes are convertible into a total of approximately 30.1 million shares of the Company’s common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date. The trading value of the Company’s common stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method. The Company’s 1.50% convertible subordinated notes had a fair value of $231.2 million as of March 31, 2007, on the PORTAL Market. The convertible notes due 2010 are unsecured and unsubordinated to the Company’s existing and future senior debt and other liabilities of the Company’s subsidiaries.
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
Convertible Debt (Issued Subsequent to Fiscal 2007)
In April 2007, the Company issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”, and together with the 2012 Notes, the “Notes”). The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. To date, offering expenses in connection with the issuance of the Notes, including discounts and commissions, are approximately $8.6 million.
Interest on the Notes will be payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. The Notes will be subordinated unsecured obligations of the Company and will rank junior in right of payment to all of the Company’s existing and future senior debt. The Notes effectively will be subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.
Holders may convert their Notes based on a conversion rate of 124.2969 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) if the closing price of the Company’s common stock reaches, or the trading price of the Notes falls below, specified thresholds for a specified number of trading days, (2) if specified distributions to holders of the Company’s common stock occur, (3) if a fundamental change occurs or (4) during the last month prior to maturity of the applicable Notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, the

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT (continued)
Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.
Holders of the Notes who convert their Notes in connection with a fundamental change, as defined in the Indentures, may be entitled to a make whole premium in the form of an increase in the conversion rate applicable to their Notes. In addition, in the event of a fundamental change, holders of the Notes may require the Company to purchase for cash all or a portion of their Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, up to, but not including, the fundamental change purchase date.
Holders of the Notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between the Company and Merrill Lynch (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to file a shelf registration statement with the Securities and Exchange Commission covering resales of the Notes and the common stock issuable upon conversion of the Notes. The Company has agreed to use its reasonable efforts to cause such registration statement to become effective within 180 days of issuing the Notes, and to keep the registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the Notes and all of the shares of common stock issuable upon conversion of the Notes, (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144(k) promulgated under the Act and (3) the date that is two years from the original issuance of the Notes.
10. RESTRUCTURING CHARGES
During the fourth quarter of fiscal 2005, the Company’s Board of Directors committed to a plan to discontinue the Company’s internal WLAN chipset development efforts as a result of the Company’s difficulties in bringing competitive WLAN chipset solutions to market in a timely manner. The Company has continued to support its WLAN component business, which includes its transceiver for gaming and other applications as well as its WLAN PAs and front end modules for all WLAN markets.
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
During fiscal 2006, the Company reversed accrued contract expense related to the discontinuation of its internal WLAN chipset development efforts. The accrued contract expense was related to a commitment to acquire a license for intellectual property of $1.0 million that was originally recorded in the fourth quarter of fiscal 2005. This license agreement was renegotiated in fiscal 2006 to allow the technology to be used for non-WLAN related products. The Company recorded additional expenses of $0.6 million related to the discontinuation of its internal WLAN chipset development during fiscal 2006. During fiscal 2007, the Company recorded $0.1 million of additional expense related to the discontinuation of its internal WLAN chipset development. The restructuring is substantially complete and all expenses and credits related to this restructuring are recorded in “Other Operating Expense” in the Company’s consolidated financial statements.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2007	2006	2005

United States	$75,256	$13,867	$(64,773)
Foreign	11,143	6,344	(691)

Total	$86,399	$20,211	$(65,464)

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year
	2007	2006	2005

Current (expense) benefit:
Federal	$(1,562)	$(63)	$(65)
State	220	45	123
Foreign	(3,061)	(2,942)	(639)

	(4,403)	(2,960)	(581)

Deferred (expense) benefit:
Federal	(868)	(1,940)	—
State	(71)	(86)	—
Foreign	2,359	1,105	—

	1,420	(921)	—

Total	$(2,983)	$(3,881)	$(581)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2007	2006

Deferred income tax assets:
Allowance for bad debts	$137	$144
Warranty reserve	201	220
Inventory reserve	5,758	7,884
Accrued vacation	2,723	2,670
Sale/leaseback	366	401
Write-down of investment	1,675	2,185
Investment loss (income)	1,718	1,719
Equity compensation	8,756	3,649
Capitalized research and development expenses	4,560	5,306
Accumulated depreciation/basis difference	3,463	1,105
Net operating loss carry-forwards	13,956	39,034
Research and other credits	44,644	40,217
Other deferred assets	617	609

Total deferred income tax assets	88,574	105,143
Valuation allowance	(51,378)	(70,562)

Net deferred income tax asset	$37,196	$34,581

Deferred income tax liabilities:
Accumulated depreciation/basis difference	$(28,659)	$(29,866)
Amortization and purchase accounting basis difference	(1,442)	(1,648)
Other deferred liabilities	(1,783)	(1,495)
Other comprehensive income	(226)	—

Total deferred income tax liabilities	(32,110)	(33,009)

Net deferred income tax asset	$5,086	$1,572

Amounts included in Consolidated Balance Sheets:
Current assets	$7,039	$3,859
Current liabilities	—	—
Non-current assets	3,463	1,105
Non-current liabilities	(5,416)	(3,392)

Net deferred income tax asset	$5,086	$1,572

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES (continued)
At March 31, 2007, the Company had recorded a valuation reserve for deferred tax assets of $51.4 million related to U.S. domestic operating losses, state operating losses and credits against U.S. and state tax established in accordance with SFAS 109 as it is management’s opinion that it is more likely than not that these benefits may not be realized. Realization is dependent upon generating U.S. source income in the future, which may result in the valuation reserve being reversed in the near term to the extent that the related deferred tax assets no longer require a valuation allowance under the provisions of SFAS 109. Of the valuation allowance, $4.7 million was recorded against equity to offset the tax benefit of employee stock options recorded in equity and $6.2 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill. Federal losses of approximately $21.3 million may expire in years 2012-2025, and state losses of approximately $20.9 million may expire in years 2009-2025 if unused. Federal credits of $28.3 million and state credits of $13.1 million may expire in years 2007-2025 and 2007-2015, respectively. Federal alternative minimum tax credits of $3.2 million will carry-forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the close of the Resonext and Silicon Wave mergers. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382.
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
The Company’s overall tax rate for fiscal 2007 and fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures. The Company’s overall tax rate for fiscal 2005 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic NOLs, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.
A reconciliation of the (provision for) and benefit from income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal 2007, 2006, and 2005 is as follows (dollars in thousands):

	Fiscal Year
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax (expense) benefit at statutory federal rate	$(30,240)	35.00%	$(7,074)	35.00%	$22,913	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	(264)	0.31	2,034	(10.06)	4,991	7.62
Research and development credits	1,596	(1.85)	2,135	(10.56)	6,487	9.91
Foreign sales benefit	2,515	(2.91)	2,477	(12.25)	7,887	12.05
Effect of change in foreign income tax rate applied to deferred tax asset	1,105	(1.28)	—	—	—	—
Foreign tax rate difference	2,093	(2.42)	382	(1.89)	(1,023)	(1.56)
Change in reserve for deferred tax assets	19,721	(22.83)	(4,140)	20.49	(39,965)	(61.05)
In-process research and development	—	—	—	—	(2,170)	(3.32)
Other	491	(0.57)	305	(1.53)	299	0.46

	$(2,983)	3.45%	$(3,881)	19.20%	$(581)	(0.89)%

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	For Fiscal Year
	2007	2006	2005

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders	$83,416	$16,330	$(66,045)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	4,056	—	—

Net income (loss) plus assumed conversion of notes – Numerator for diluted net income (loss) per share	$87,472	$16,330	$(66,045)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	192,137	188,832	186,985
Effect of dilutive securities:
Employee stock options	4,232	3,949	—
Assumed conversion of 1.50% convertible notes	30,144	—	—

Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	226,513	192,781	186,985

Basic net income (loss) per share	$0.43	$0.09	$(0.35)

Diluted net income (loss) per share	$0.39	$0.08	$(0.35)

In the computation of diluted net income per share for fiscal years 2007 and 2006, 4.3 million shares and 13.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for fiscal 2005, all outstanding stock options and warrants were excluded because the effect of their inclusion would have been anti-dilutive.
The computation of diluted net income per share for fiscal year 2007 assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010. The computation of diluted net income (loss) per share for fiscal years 2006 and 2005 did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company’s common stock on the date it committed to sell the notes was $5.78 per share.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. 401(k) PLAN
Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of five continuous years of service. The Company contributed $3.6 million, $2.8 million and $2.3 million to the plan during fiscal years 2007, 2006 and 2005, respectively.
14. SHAREHOLDER RIGHTS PLAN
On August 10, 2001, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which un-certificated stock purchase rights were distributed to shareholders at a rate of one right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions involving the Company. Pursuant to the July 2003 amendment to the shareholder rights plan, an independent committee of the Company’s Board of Directors is required to evaluate the shareholder rights plan at least once every three years in order to determine whether the plan continues to be in the best interests of the Company and its shareholders. In April 2004, the Governance and Nominating Committee of the Board evaluated the rights plan and determined that it was in the best interests of the Company and its shareholders. In March 2007, the Governance and Nominating Committee of the Board again conducted an evaluation of the rights plan and determined that it continues to be in the best interests of the Company and its shareholders.
15. COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At March 31, 2007, the Company had reserved a total of 75.7 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors and employees stock option plans	23,024
Possible future issuance under Company stock option plans	16,763
Outstanding directors’ options outside of non-employee directors’ option plan	80
Employee stock purchase plan	3,261
Restricted share-based awards granted	2,293
Possible future issuance of restricted share-based awards	126
Possible future issuance pursuant to convertible subordinated notes	30,144

Total shares reserved	75,691

16. COMMITMENTS AND CONTINGENCIES
Legal
The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the consolidated financial position or results of operations of the Company.
During fiscal 2007, the Company received a notification from another customer with respect to the failure in the field of one of its infrastructure products due to an alleged defect in the products. The Company’s initial failure analysis of returned products did not identify any defects in its product. The Company is currently continuing the process of conducting standard failure analysis procedures to determine the root cause of the field failures and is working with the customer to mitigate potential losses associated with these field failures. As of May 30, 2007, the Company had not completed this analysis or confirmed that the associated failures were its responsibility. Accordingly, the Company cannot reasonably estimate the amount of its potential exposure for this matter.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
17. RELATED PARTY TRANSACTIONS
During fiscal 2003, we entered into a strategic relationship with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. Within the strategic relationship, we obtained a committed low-cost supply of wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products. As part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest in Jazz operations.
During our second quarter of fiscal 2007, Jazz entered into a merger with Acquicor Technology Inc. As a result of this announcement and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During our fourth quarter of fiscal 2007, Jazz announced the completion of their merger with Acquicor Technology and as a result, we received cash of approximately $23.1 million and recorded a receivable for the remaining funds related to a hold-back provision in the agreement which we are due to receive in fiscal 2008.
18. GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows:

	Fiscal Year
	2007	2006	2005
Sales:
United States	7%	15%	16%
Asia	74	65	61
Europe	17	17	18
Central and South America	1	2	5
Canada	<1	<1	<1
Other	<1	<1	<1
The Company classifies its revenues based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Fiscal Year
(in thousands)	2007	2006	2005

Net Revenue:
Cellular	$958.4	$707.4	$569.4
Wireless Connectivity	47.1	44.1	46.0
Infrastructure	18.1	18.7	18.8

Total	$1,023.6	$770.2	$634.2

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year End
	2007	2006

Long-lived assets:
United States	$324,374	$303,358
Asia	46,976	36,075
Europe	2,105	1,860

Total long-lived assets	$373,455	$341,293

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
18. GEOGRAPHIC INFORMATION (continued)
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Long-lived assets include property and equipment and at fiscal year end 2007, approximately $45.9 million (or 12.3%) of our total property and equipment was located in China.
19. QUARTERLY DATA (UNAUDITED):

Fiscal 2007 Quarter
(in thousands, except
per share data)	First	Second	Third		Fourth
Revenue	$238,335	$246,919	$281,091		$257,270
Gross profit	79,656	86,141	100,497		90,566
Net income (loss)	13,934	(19,977)[1]	59,326	[2]	30,133
Net income (loss) per share:
Basic	$0.07	$(0.10)	$0.31		$0.16
Diluted	$0.07	$(0.10)	$0.26		$0.14

Fiscal 2006 Quarter
(in thousands, except
per share data)	First	Second	Third	Fourth
Revenue	$159,384	$177,004	$207,974	$225,885
Gross profit	54,310	63,749	74,981	75,983
Net income (loss)	(2,717)	5,937	14,678	(1,568)[3]
Net income (loss) per share:
Basic	$(0.01)	$0.03	$0.08	$(0.01)
Diluted	$(0.01)	$0.03	$0.07	$(0.01)
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2006 and fiscal 2007 contained a comparable number of weeks (13 weeks).

1.	In the second quarter of fiscal 2007 and as a result of the announced merger of Jazz Semiconductor, Inc. with a wholly owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million for our investment in Jazz.

2.	In the third quarter of fiscal 2007, we recorded a gain of $34.6 (net of restructuring expenses) from the sale of substantially all of the assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF4000 series products, as well as associated fixed assets, intellectual property, inventory and receivables.

3.	In the fourth quarter of fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of the completion of the Company’s option exchange program.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
RF Micro Devices and Subsidiaries
     Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles in the U.S. and include amounts based on judgments and estimates by management.
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company’s Board of Directors that are applicable to all directors, officers and employees of our Company.
     Because of its inherent limitations, no matter how well designed, internal control over financial reporting may not prevent or detect all misstatements. Internal controls can only provide reasonable assurance with respect to financial statement preparation and presentation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
     Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2007. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2007.
     The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control
The Board of Directors and Shareholders of RF Micro Devices, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that RF Micro Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that RF Micro Devices, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, RF Micro Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of RF Micro Devices, Inc. and subsidiaries and our report dated May 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
May 25, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements
Board of Directors and Shareholders
RF Micro Devices, Inc.
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and subsidiaries at March 31, 2007 and April 1, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, in 2007 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of RF Micro Devices, Inc.’s internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
May 25, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not Applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 9, 2007, under the captions “Corporate Governance,” “Executive Officers,” “Nominees for Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.
The Company has adopted its “Code of Ethics for Senior Financial Officers” and a copy is posted on the Company’s website at www.rfmd.com. In the event that we amend any of the provisions of the Code of Ethics for Senior Financial Officers that requires disclosure under applicable law, SEC rules or NASDAQ listing standards, we intend to disclose such amendment on our website. Any waiver of the Code of Ethics for Senior Financial Officers for any executive officer or director must be approved by the Board and will be disclosed on a Form 8-K filed with the SEC, along with the reasons for the waiver.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 9, 2007, under the caption “Executive Compensation,” which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 9, 2007, under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information,” which are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 9, 2007, under the caption “Certain Transactions,” which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 9, 2007, under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” which are incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
     (1) Financial Statements
i.	Consolidated Balance Sheets as of March 31, 2007 and April 1, 2006.

ii.	Consolidated Statements of Operations for fiscal years 2007, 2006 and 2005.

iii.	Consolidated Statements of Shareholders’ Equity for fiscal years 2007, 2006 and 2005.

iv.	Consolidated Statements of Cash Flows for fiscal years 2007, 2006 and 2005.

v.	Notes to Consolidated Financial Statements.
Report of Management on Internal Control Over Financial Reporting.
Report of Independent Registered Public Accounting Firm on Internal Control.
Report of Independent Registered Public Accounting Firm on Financial Statements.
     (2) Financial Statement Schedules:
Schedule II – “Valuation and Qualifying Accounts” appears below.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
Schedule II
Valuation and Qualifying Accounts
Fiscal Years Ended 2007, 2006 and 2005
(In thousands)

	Balance at Beginning	Additions Charged to	Deductions from		Balance at End of
	of Period	Costs and Expenses	Reserve		Period
Year ended March 31, 2007
Allowance for doubtful accounts	$386	$—	$20	(i)	$366
Inventory reserve	16,673	7,259	8,540	(ii)	15,392

Year ended April 1, 2006
Allowance for doubtful accounts	$566	$(35)	$145	(i)	$386
Inventory reserve	22,453	4,274	10,054	(ii)	16,673

Year ended April 2, 2005
Allowance for doubtful accounts	$1,547	(875)	106	(i)	$566
Inventory reserve	19,189	11,365	8,101	(ii)	22,453

(i)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled $0.0 million, $0.2 million and $0.1 million for the fiscal years ended March 31, 2007, April 1, 2006 and April 2, 2005, respectively.

(ii)	The Company wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.
     (3) The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b)	Exhibits.

See the Exhibit Index.
(c)	Separate Financial Statements and Schedules.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.

Date: May 30, 2007	/s/ Robert A. Bruggeworth

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 30, 2007.

	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
/s/ Robert A. Bruggeworth		(principal executive officer)

	Name:	William A. Priddy, Jr.
	Title:	Chief Financial Officer, Corporate Vice President
of Administration and Secretary
/s/ William A. Priddy, Jr.		(principal financial officer)

	Name:	Barry D. Church
	Title:	Vice President and Corporate Controller
/s/ Barry D. Church		(principal accounting officer)

	Name:	Dr. Albert E. Paladino
/s/ Albert E. Paladino	Title:	Chairman of the Board of Directors

	Name:	Daniel A. DiLeo
/s/ Daniel A. DiLeo	Title:	Director

	Name:	Jeffery R. Gardner
/s/ Jeffery R. Gardner	Title:	Director

	Name:	John R. Harding
/s/ John R. Harding	Title:	Director

	Name:	David A. Norbury
/s/ David A. Norbury	Title:	Director

	Name:	William J. Pratt
/s/ William J. Pratt	Title:	Director

	Name:	Erik H. van der Kaay
/s/ Erik H. van der Kaay	Title:	Director

	Name:	Walter H. Wilkinson, Jr.
/s/ Walter H. Wilkinson, Jr.	Title:	Director

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004 (1)

2.2	Asset Purchase Agreement, by and among QUALCOMM Incorporated, RF Micro Devices, Inc. and RFMD WPAN, Inc., dated as of December 1, 2006 (2)

3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (3)

3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (4)

3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation dated August 10, 2001 (5)

3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through June 1, 2004 (6)

4.1	Specimen Certificate of Common Stock (7)

4.2(a)	Rights Agreement by and between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent, dated as of August 10, 2001 (8)

4.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and Wachovia Bank, National Association (formerly First Union National Bank), as Rights Agent (9)

4.3	Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (10)

4.4	Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank National Association, as Trustee (10)

4.5	Registration Rights Agreement by and among RF Micro Devices, Inc. and the Initial Purchasers named therein, dated as of July 1, 2003 (10)

4.6	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (11)

4.7	Form of Note for 0.75% Convertible Subordinated Notes due April 15, 2012, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (11)

4.8	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (11)

4.9	Form of Note for 1.00% Convertible Subordinated Notes due April 15, 2014, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (11)

EXHIBIT INDEX

Exhibit
No.	Description
4.10	Registration Rights Agreement between RF Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 4, 2007 (11)

The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601 (b) (4) (iii) of Regulation S-K

10.1	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended (12)*

10.2	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (7)*

10.3	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as

10.4	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (12)*

10.5	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (12)*

10.6	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (12)*

10.7	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (13)

10.8	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (14)

10.9	License and Technical Assistance Agreement by and between the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. and RF Micro Devices, Inc., dated June 6, 1996 (7)

10.10	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (15)

10.11	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (15)

10.12	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (16)

10.13	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (17)

10.14	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (12)

10.15	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (18)*

EXHIBIT INDEX

Exhibit
No.	Description
10.16	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal (18)*

10.17	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr. (18)*

10.18	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church (6)*

10.19	Change in Control Agreement, effective as of March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy (6)*

10.20	Amended and Restated Change in Control Agreement effective as of January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth (19)*

10.21	Change in Control Agreement, effective as of June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston (20)*

10.22	Change in Control Agreement, effective as of May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson (6)*

10.23	Change in Control Agreement, effective as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson (21)*

10.24	Form of Amendment No. 1 to Change in Control Agreements, effective as of June 9, 2005 (22)*

10.25	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (23)

10.26	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (24)*

10.27	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (25)*

10.28	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (25)*

10.29	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (22)*

10.30	Form of Restricted Stock Award Agreement (Service-based award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (22)*

10.31	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (26)*

10.32	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (27)*

EXHIBIT INDEX

Exhibit
No.	Description
10.33	Form of Stock Option Agreement — Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (25)*

10.34	Form of Stock Option Agreement — Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (25)*

10.35	RF Micro Devices, Inc. Cash Bonus Plan, effective June 1, 2006 (25)*

10.36	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (28)*

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed December 7, 2006.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(4)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(6)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed April 8, 1997 (File No. 333-22625).

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(10)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(11)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(15)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(16)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(17)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(18)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(19)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(22)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(23)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136250).

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(26)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(27)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136251).

(28)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.