Form 10-Q
period 2007-06-30
RF MICRO DEVICES INC
filed 2007-08-09
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes [  ] No [X]

As of July 27, 2007, there were 194,420,762 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30, 2007	MARCH 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,819	$229,034
Short-term investments	393,217	89,678
Accounts receivable, net of allowances of $366 at June 30, 2007 and March 31, 2007	85,596	102,307
Inventories (Note 3)	123,229	112,975
Prepaid expenses	9,460	9,546
Other receivables	39,155	29,860
Current deferred tax	7,039	7,039
Total current assets	948,515	580,439

Property and equipment, net of accumulated depreciation of $361,355 at June 30, 2007 and $344,433 at March 31, 2007	372,662	373,455
Goodwill (Note 7)	109,727	114,897
Intangible assets	6,537	8,486
Long-term investments	822	617
Other non-current assets (Note 6)	37,336	11,740
Total assets	$1,475,599	$1,089,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,267	$61,203
Accrued liabilities	33,032	47,726
Other current liabilities	4,325	4,287
Total current liabilities	95,624	113,216

Long-term debt, net of unamortized discount of $10,340 at June 30, 2007 and $2,579 at March 31, 2007 (Note 5)	617,901	245,709
Other long-term liabilities	7,453	11,042
Total liabilities	720,978	369,967

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 194,297 and 194,151 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	480,438	480,135
Additional paid-in capital	122,119	114,270
Accumulated other comprehensive income, net of tax (Note 4)	507	379
Retained earnings	151,557	124,883
Total shareholders' equity	754,621	719,667

Total liabilities and shareholders' equity	$1,475,599	$1,089,634

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006

Revenue	$211,599	$238,335

Operating costs and expenses:
Cost of goods sold	144,901	158,679
Research and development	47,688	43,885
Marketing and selling	12,230	13,410
General and administrative	7,776	8,262
Other operating expense	759	67
Total operating costs and expenses	213,354	224,303
(Loss) income from operations	(1,755)	14,032

Interest expense	(2,376)	(1,048)
Interest income	8,549	1,819
Other (expense) income	(104)	180

Income before income taxes	4,314	14,983

Income tax benefit (expense) (Note 6)	19,287	(1,049)
Net income	$23,601	$13,934

Net income per share (Note 2):
Basic	$0.12	$0.07
Diluted	$0.11	$0.07

Shares used in per share calculation:
Basic	194,222	191,037
Diluted	227,504	225,706

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006
Cash flows from operating activities:
Net income	$23,601	$13,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,854	16,476
Amortization	976	683
Investment (discount) premium amortization, net	(2,173)	-
Excess tax benefit from exercises of stock options	(4,960)	-
Deferred income taxes	(21,157)	613
Foreign currency adjustments	(676)	(93)
Investment impairment	671	-
Loss (gain) on disposal of assets, net	120	(48)
Share-based compensation expense	2,791	5,466
Changes in operating assets and liabilities:
Accounts receivable, net	16,950	(7,041)
Inventories	(10,156)	3,957
Prepaid expense and other current and non-current assets	(3,403)	(7,454)
Accounts payable and accrued liabilities	(16,699)	(1,029)
Other liabilities	(82)	(336)
Net cash provided by operating activities	4,657	25,128

Investing activities:
Purchase of property and equipment	(18,172)	(34,361)
Proceeds from sale of property and equipment	41	73
Proceeds from maturities of securities available-for-sale	62,275	9,720
Purchase of securities available-for-sale	(363,788)	(8,445)
Net cash used in investing activities	(319,644)	(33,013)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250 and debt issuance costs of $446	366,304	-
Proceeds from bank loans	5,954	24,750
Payment of debt	(1,008)	-
Excess tax benefit from exercises of stock options	4,960	-
Proceeds from exercise of stock options, warrants and employee
stock purchases	303	6,002
Net cash provided by financing activities	376,513	30,752

Net increase in cash and cash equivalents	61,526	22,867
Effect of exchange rate changes on cash	259	48
Cash and cash equivalents at the beginning of the period	229,034	81,588
Cash and cash equivalents at the end of the period	$290,819	$104,503

          See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Share-Based Compensation

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Three Months Ended
	June 30, 2007	July 1, 2006

Expected volatility	43.57%	51.49%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.08	4.94
Risk-free interest rate	4.69%	4.99%
Weighted-average grant-date fair value of options granted during the period	$2.85	$3.92

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006

Numerator for basic and diluted net income per share:
Net income available to common shareholders	$23,601	$13,934
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	669	1,049
Net income plus assumed conversion of notes - Numerator for diluted net income per share	$24,270	$14,983

Denominator:
Denominator for basic net income per share - weighted average shares	194,222	191,037
Effect of dilutive securities:
Employee stock options	3,138	4,525
Assumed conversion of 1.50% convertible notes	30,144	30,144
Denominator for diluted net income per share - adjusted weighted average shares and assumed conversions	227,504	225,706

Basic net income per share	$0.12	$0.07

Diluted net income per share	$0.11	$0.07

In the computation of diluted net income per share for the three months ended June 30, 2007 and July 1, 2006, outstanding stock options to purchase approximately 5.6 million and 3.7 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for both the three months ended June 30, 2007 and July 1, 2006.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

The computation of diluted net income per share does not assume the conversion of the Company's 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  In accordance with Emerging Issues Task Force No. 90-19 (EITF 90-19), "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion" the Company used the treasury stock method to account for the conversion value in excess of the $1,000 principal amount.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company's common stock for the ten consecutive trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company's common stock exceeds approximately $8.05 per share.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	JUNE 30, 2007	MARCH 31, 2007
Raw materials	$32,494	$24,996
Work in process	44,856	44,429
Finished goods	62,431	58,942
	139,781	128,367
Inventory reserve	(16,552)	(15,392)
Total inventories	$123,229	$112,975

4.        OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of accumulated unrealized gains on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income, net of tax, are as follows for the periods presented (in thousands):

	THREE MONTHS ENDED
	JUNE 30, 2007	JULY 1, 2006
Net income	$23,601	$13,934
Comprehensive income:
Unrealized gain on marketable securities	42	290
Foreign currency translation gain	87	141
Comprehensive income	$23,730	$14,365

5.        DEBT

Debt at June 30, 2007 and March 31, 2007 is as follows (in thousands):

	JUNE 30, 2007	MARCH 31, 2007

Convertible subordinated notes due 2010, net of discount	$227,778	$227,596
Convertible subordinated notes due 2012, net of discount	195,802	-
Convertible subordinated notes due 2014, net of discount	171,235	-
Bank loan	6,042	-
Equipment term loan, net of discount	21,276	22,264
Subtotal	622,133	249,860
Less current portion of equipment term loan	4,232	4,151

Total long-term debt	$617,901	$245,709

In April 2007, the Company issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  To date, offering expenses in connection with the issuance of the notes, including discounts and commissions, are approximately $8.7 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.        DEBT (continued)

Interest on both series of the notes will be payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007.  The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014.  Both series of the notes will be subordinated unsecured obligations of the Company and will rank junior in right of payment to all of the Company's existing and future senior debt.  The notes effectively will be subordinated to the indebtedness and other liabilities of the Company's subsidiaries.

Holders may convert either series of notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company's common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company's common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (3) if certain specified distributions to all holders of the Company's common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company's common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes.  If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.  The maximum number of shares issuable upon conversion of these notes is approximately 36.2 million shares which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

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

Holders of the notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between the Company and Merrill Lynch.  Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement with the Securities and Exchange Commission on July 3, 2007, covering resales of the notes and the common stock issuable upon conversion of the notes.  The shelf registration statement was automatically effective upon filing.  The Company has agreed to keep the shelf registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the notes and all of the shares of common stock issuable upon conversion of the notes; (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144(k) promulgated under the Act; and (3) the date that is two years from the original issuance of the notes.

During the first quarter of fiscal 2008, the Company entered into a $6.0 million loan with a bank in Beijing, China, which is payable in April 2012.  The proceeds are being used for the expansion of our internal assembly facility.  Interest is calculated at 95% of the People's Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (effective as of May 19, 2007, the People's Bank of China benchmark interest rate for a three to five year loan was 6.93%).  The Company has received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility.  This incentive will offset the amount of monthly interest expense for the first two years of the loan.

The Company's 1.50% convertible subordinated notes had a fair value of $232.3 million as of June 15, 2007 (which was the last day of trading activity during the first quarter of fiscal 2008) on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.  There was no PORTAL trading activity related to the 0.75% or the 1.00% convertible subordinated notes during the first quarter of fiscal 2008.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.          INCOME TAXES

Income Tax Expense
Income tax benefit for the three months ended June 30, 2007 was $19.3 million which is comprised primarily of a tax benefit of $20.7 million related to a reduction in the deferred tax asset valuation reserve, a $0.7 million tax expense related to an Internal Revenue Service examination, and a $0.7 million tax expense related to income taxes on international and domestic operations.  Income tax expense for the three months ended July 1, 2006 was $1.0 million primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.

The annual effective tax rate is currently estimated to be 15.4% for fiscal year 2008, compared to 3.5% for fiscal year 2007.  The increase in the annual effective tax rate between fiscal years 2007 and 2008 is primarily due to a decrease in federal and state tax credits generated, the expiration of the extraterritorial income exclusion benefit, and a reduction in the realization of tax credit and net operating loss carryforwards.  The Company's annual effective tax rate for fiscal 2008 differs from the statutory rate primarily due to research and development tax credits, state taxes, the domestic production activity deduction and the tax impact of foreign operations.  The Company's overall tax rate for the first quarter of fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, the extraterritorial income exclusion benefit and other differences between book and tax treatment of certain expenditures.

Deferred Taxes
In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), a valuation allowance of $7.8 million against deferred tax assets has been established as of the end of the first quarter of fiscal 2008 as it is management's opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.

The valuation allowance against the deferred tax assets of the Company was reduced by $43.6 million during the quarter.  Based on the Company's evaluation of the realizability in future years of its deferred tax assets, $31.6 million of the valuation allowance was reversed.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill and intangible assets related to the tax benefit of net operating losses, credits and deductions acquired through prior business acquisitions.  In addition, $0.9 million was recorded in connection with state credit deferred tax assets recognized in connection with a prior acquisition and $12.9 million was reversed in connection with the adoption of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB statement No. 109."

During the first quarter of fiscal 2008, the Company agreed to proposed adjustments of $1.8 million related to the examination of its fiscal year 2005 U.S. federal income tax return.  These proposed adjustments reduced existing net operating loss carryovers and the related deferred tax assets.

At June 30, 2007, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $16.0 million, which will begin to expire in 2013, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Code Section 382.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on April 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007.  As of the date of adoption, the Company's gross unrecognized tax benefits totaled $14.1 million, of which $10.9 million if recognized would impact the effective tax rate.  Included in the balance of unrecognized tax benefits at April 1, 2007 is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months.  This amount represents a decrease in unrecognized tax benefits related to the expiration of a statute of limitations period.  There were no significant changes to the unrecognized tax benefit during the fiscal quarter ended June 30, 2007.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.          INCOME TAXES (continued)

The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company had $0.1 million of accrued interest and no accrued penalties associated with any unrecognized tax benefits.  There was less than $0.1 million of interest on unrecognized tax benefits during the fiscal quarter ended June 30, 2007.

Fiscal year 2004 and subsequent tax years remain open for examination by the U.S federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal year 2004 through fiscal year 2007), California (fiscal year 2003 through fiscal year 2007) and China (calendar year 2001 through calendar year 2006).

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended June 30, 2007 is as follows (in thousands):

Balance as of March 31, 2007	$114,897
Adjustments during the period	(5,170)
Balance as of June 30, 2007	$109,727

The reduction to goodwill for the three months ended June 30, 2007 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.  As of June 30, 2007, there is no remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill.

The components of identifiable intangible assets are as follows (in thousands):

	JUNE 30, 2007		MARCH 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$12,625	$6,945	$12,625	$6,697
Acquired product technology and other	5,654	4,797	7,142	4,584
Total	$18,279	$11,742	$19,767	$11,281

The reduction to acquired product technology for the three months ended June 30, 2007 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized in connection with deferred tax liabilities from prior business acquisitions.

8.          NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 will become effective for the Company beginning in the first quarter of fiscal year 2009.  The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9.          ACCOUNTING CHANGES

In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which is an interpretation of SFAS 109, "Accounting for Income Taxes."  This interpretation prescribes a minimum recognition threshold that an income tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  During the first quarter of fiscal 2008, the Company adopted FIN 48 by recording a cumulative effect increase of $3.1 million to retained earnings at the beginning of fiscal 2008 in accordance with the provisions of FIN 48.  See "Note 6 - Income Taxes" for further discussion.

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

•         Our reliance on being included in third party reference designs for a portion of our revenue;

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

We are a global leader in the design and manufacture of high-performance radio systems and solutions for applications that drive mobile communications.  Our PAs, transmit modules, cellular transceivers, transceiver modules and various other system-in-package (SiP) and system-on-chip (SoC) solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile handsets, cellular base stations, wireless local area networks (WLANs) and global positioning systems (GPS).  Our diverse portfolio of state-of-the-art semiconductor technologies and vast radio frequency (RF) systems expertise positions us as a preferred supplier to the world's leading mobile device manufacturers, facilitating their delivery of advanced wireless capabilities that satisfy current and future market demands.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

FIRST QUARTER FISCAL 2008 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue decreased by 11.2% as compared to the corresponding quarter of fiscal 2007, primarily due to lower demand from a significant customer.

• Gross margin for the quarter was 31.5% as compared to 33.4% in the corresponding quarter of fiscal 2007.  This decrease was primarily due to lower revenues from a significant customer as well as increased pHEMT costs.

• Operating loss for the quarter was (0.8)% of revenue as compared to operating income in the corresponding quarter of fiscal 2007 of 5.9% of revenue.

• During the quarter, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 in a private placement to an institutional investor and received proceeds totaling $366.3 million.  We subsequently registered the resale of both series of notes and the underlying common stock into which the notes are convertible.

• During the quarter, we reversed a deferred tax asset valuation allowance totaling $31.6 million due to the provisions of SFAS 109 and $12.9 million due to the provisions of FIN 48.

• Inventory totaled $123.2 million at June 30, 2007, reflecting 4.7 turns as compared to $111.3 million and 5.7 turns at July 1, 2006.  The increase in inventory is due to the decrease in demand within our lead time from a major customer primarily related to POLARIS™ TOTAL RADIO™ solutions as well as the increase in raw materials in anticipation of sales growth in the second quarter of fiscal 2008.

We are expecting continued growth in shipments of WCDMA, EDGE and WLAN front ends.  We also recently commenced volume production of our POLARIS™ 3 RF system solution to support customers orders and commercial shipments are expected to begin in the second quarter of fiscal 2008.

During the second quarter of fiscal 2008, we announced the expansion of our Beijing, China facility, which is expected to approximately double our assembly capabilities related to our module capacity by the end of calendar year 2007.  Our wire bond and test capabilities will also be expanded.  In addition, new advanced capabilities added in our Beijing facility will include flip chip packaging technology and our internal RF shielding technology.

We plan to continue to increase our total addressable market by expanding our product portfolios for handsets and selectively developing and selling products for additional wireless markets that leverage our competitive strengths and core RF expertise.

REVENUE

	Three Months Ended		Percentage
(In thousands, except percentages)	June 30, 2007	July 1, 2006	Change

Revenue	$211,599	$238,335	(11.2)%

Our revenue for the three months ended June 30, 2007 decreased primarily due to lower demand from a significant customer.  International shipments (based on the "bill to" address of the customer) were $189.0 million and accounted for 89.3% of revenue for the three months ended June 30, 2007, compared to $223.8 million, or 93.9% of revenue, for the three months ended July 1, 2006.

GROSS PROFIT

	Three Months Ended		Percentage
(In thousands, except percentages)	June 30, 2007	July 1, 2006	Change

Gross profit	$66,698	$79,656	(16.3)%
As a percent of revenue	31.5%	33.4%	(1.9) ppt

Our decrease in gross profit as a percent of revenue (gross margin) for the three months ended June 30, 2007 was primarily the result of lower demand from a significant customer as well as increased pHEMT costs.  These decreases were partially offset by lower costs for silicon and surface mount devices.

We expect to reduce our cost structure during the remainder of fiscal 2008 by reducing assembly costs through our internal assembly expansion, by expanding production of internally manufactured pHEMT switches, by improving our total yield across the supply chain and by the reduction in costs of externally sourced materials and services.

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

RESEARCH AND DEVELOPMENT

	Three Months Ended		Percentage
(In thousands, except percentages)	June 30, 2007	July 1, 2006	Change

Research and development	$47,688	$43,885	8.7%
As a percent of revenue	22.5%	18.4%	4.1 ppt

The dollar increase in research and development expenses for the three months ended June 30, 2007 was primarily attributable to our increase in headcount and related personnel expenses related to our cellular solutions products, which was partially offset by the decrease in expenses resulting from the sale of the majority of the assets associated with our Bluetooth® business, during the third quarter of fiscal 2007.  In addition, our development of flip chip assembly and integrated RF shield manufacturing technologies as well as our development of micro-electro-mechanical systems (MEMS) has contributed to increased expenses during the first quarter of fiscal 2008.  Research and development expenses as a percentage of revenue have increased during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 as a result of decreased revenue.  We expect that research and development expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING

	Three Months Ended		Percentage
(In thousands, except percentages)	June 30, 2007	July 1, 2006	Change

Marketing and selling	$12,230	$13,410	(8.8)%
As a percent of revenue	5.8%	5.6%	0.2 ppt

The decrease in marketing and selling expenses for the three months ended June 30, 2007 as compared to the three months ended July 1, 2006 was primarily due to a decrease in headcount and related personnel expenses resulting from the sale of the majority of the assets associated with our Bluetooth® business during the third quarter of fiscal 2007.  Due to the decrease in revenue, marketing and selling expenses have increased slightly as a percentage of revenue.

GENERAL AND ADMINISTRATIVE

	Three Months Ended		Percentage
(In thousands, except percentages)	June 30, 2007	July 1, 2006	Change

General and administrative	$7,776	$8,262	(5.9)%
As a percent of revenue	3.7%	3.5%	0.2 ppt

The decrease in general and administrative expenses for the three months ended June 30, 2007 as compared to the three months ended July 1, 2006 was primarily due to a decrease in personnel expenses.  Due to the decrease in revenue, general and administrative expenses have increased slightly as a percentage of revenue.

OTHER OPERATING EXPENSE

	Three Months Ended		Percentage
(In thousands, except percentages)	June 30, 2007	July 1, 2006	Change

Other operating expense	$759	$67	1032.8%
As a percent of revenue	0.3%	0.0%	0.3 ppt

In the third quarter of fiscal 2007, we sold substantially all of our assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF 4000 series products, as well as associated intellectual property, inventory and receivables.  As a result of this asset sale, we recognized restructuring expenses of $0.3 million during the first quarter of fiscal 2008, which are included in other operating expense in our consolidated financial statements.  In addition, we recorded start-up costs in accordance with SOP 98-5 of $0.4 million related to the transition costs between research and development and commercial operations for the flip chip assembly and integrated RF shield manufacturing technologies.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands, except percentages)	June 30, 2007	July 1, 2006

Interest expense	$(2,376)	$(1,048)
Interest income	8,549	1,819
Other income (expense)	(104)	180
Income tax benefit (expense)	19,287	(1,049)

Interest Expense
Interest expenses for the three months ended June 30, 2007 increased as compared to the three months ended July 1, 2006.  During April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014, and as a result, we recorded a total of $1.0 million of interest expense for the quarter.   In addition, we recorded interest expense of $0.4 million during the first quarter of fiscal 2008 related to the $25.0 million equipment term loan on assets that we entered into on July 1, 2006.  In accordance with SFAS 34, "Capitalization of Interest Cost," we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use.  During the three months ended June 30, 2007, we capitalized interest of $0.1 million for these qualifying assets.

Interest Income
The increase in interest income for the three months ended June 30, 2007 is due to the increase in cash, cash equivalents and investment balances that resulted from the April 2007 issuance of the two series of convertible subordinated notes.

Income Taxes
The income tax benefit for the three months ended June 30, 2007 was $19.3 million, which is comprised primarily of a tax benefit of $20.7 million related to a reduction in the deferred tax asset valuation reserve, a $0.7 million tax expense related to an Internal Revenue Service examination, and a $0.7 million tax expense related to income taxes on international and domestic operations.  The income tax benefit has been reduced by $1.7 million from the amount originally announced in our quarterly earnings release dated July 24, 2007.  Income tax expense for the three months ended July 1, 2006 was $1.0 million which primarily represented foreign income taxes on international operations and the recognition of certain acquired tax benefits.

The annual effective tax rate is currently estimated to be 15.4% for fiscal year 2008, compared to 3.5% for fiscal year 2007.  The increase in the annual effective tax rate between fiscal years 2007 and 2008 is primarily due to a decrease in the amount of federal and state tax credits generated, the expiration of the extraterritorial income exclusion benefit, and a reduction in the realization of tax credit and net operating loss carryforwards.  The reversal of the deferred tax asset valuation reserve is explained in Note 6 to the Condensed Consolidated Financial Statements.

In July 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns.  We adopted FIN 48 effective April 1, 2007. The approximately $3.1 million cumulative effects of applying FIN 48 have been recorded in accumulated retained earnings and are explained in Note 6 to the Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.4 million, net of offering expenses.  As of June 30, 2007, we had working capital of approximately $852.9 million, including $290.8 million in cash and cash equivalents, compared to working capital at July 1, 2006 of $327.0 million, including $104.5 million in cash and cash equivalents.

Cash Flows from Operating Activities
Operating activities for the three months ended June 30, 2007 generated cash of $4.7 million, compared to generating cash of $25.1 million in the three months ended July 1, 2006. This decrease in cash provided by operating activities was primarily the result of an increase in inventories and an overall decrease in income from continuing operations.  Non-cash adjustments decreased by $28.7 million for the three months ended June 30, 2007, primarily due to the tax valuation allowance reversal based on the provisions of SFAS 109.  Inventories increased $10.2 million for the three months ended June 30, 2007, primarily due to lower demand from a major customer during the quarter as well as an increase in inventory to support our forecasted demand requirements from other major customers in the second quarter.  Our inventory turnover for the quarter ended June 30, 2007 was 4.7 turns compared to 5.7 turns for the quarter ended July 1, 2006.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2007 was $319.6 million compared to net cash used by investing activities of $33.0 million for the three months ended July 1, 2006, due primarily to higher investing activities related to the proceeds received from our convertible debt offering in April 2007.

Our capital expenditures totaled approximately $106.6 million during fiscal 2007.  During the first quarter of fiscal 2008, capital expenditures totaled approximately $18.2 million.  We continue to evaluate a variety of options for further expansion of our manufacturing operations in other U.S. and non-U.S. locations for fiscal 2008.  The actual amount of capital expenditures for fiscal 2008 will be dependent on our sourcing strategy and the rate and pace of new technology development.  We currently expect to fund our remaining fiscal 2008 capital expenditures with cash on hand and cash flow from operations.

Cash Flows from Financing Activities
Net cash provided by financing activities was $376.5 million for the three months ended June 30, 2007, compared to $30.8 million for the three months ended July 1, 2006.  The increase in cash provided was primarily due to the private placement of convertible subordinated notes in April 2007.  We issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  The net proceeds of the offering were approximately $366.3 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.7 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of June 30, 2007, the outstanding balance of this loan totaled approximately $21.3 million.

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

Convertible Debt  During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The net proceeds of the offering were approximately $366.3 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.7 million.  As of July 25, 2007, the 0.75% convertible notes and the 1.00% convertible notes had a fair value of $210.6 million and $182.4 million, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of June 15, 2007 (which was the last day of trading activity during the first quarter of fiscal 2008), the 1.50% convertible subordinated notes had a fair value of $232.3 million.

Capital Commitments  At June 30, 2007, we had short-term capital commitments of approximately $22.0 million, consisting of approximately $14.0 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our April 2007 convertible note offering, our fiscal 2004 note offering and our $25.0 million equipment term loan, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

Legal  We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated.  These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon our consolidated financial position or results of operations.

Taxes  We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions.  Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions.  Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate.  We are subject to audits by tax authorities.  While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes.  There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations in the period during which the review is conducted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our interest rate risk relating to our short-term and long-term investments as well as our convertible debt has not changed significantly from the disclosure in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

4.1

Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank
National Association, as trustee, relating to the 0.75% Convertible Subordinated
Notes due 2012 (including, as Exhibit A, the form of note), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007

4.2

Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank
National Association, as trustee, relating to the 1.00% Convertible Subordinated
Notes due 2014 (including, as Exhibit A, the form of note), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007

4.3

Registration Rights Agreement, dated as of April 4, 2007, between RF Micro
Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated,
incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2007

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
Date: August 9, 2007
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: August 9, 2007
/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

4.1

Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank
National Association, as trustee, relating to the 0.75% Convertible Subordinated
Notes due 2012 (including, as Exhibit A, the form of note), incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the
Securities and Exchange Commission on April 10, 2007

4.2

Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank
National Association, as trustee, relating to the 1.00% Convertible Subordinated
Notes due 2014 (including, as Exhibit A, the form of note), incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the
Securities and Exchange Commission on April 10, 2007

4.3

Registration Rights Agreement, dated as of April 4, 2007, between RF Micro
Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the
Securities and Exchange Commission on April 10, 2007

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

