Form 10-Q
period 2007-09-29
RF MICRO DEVICES INC
filed 2007-11-02
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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
Yes [  ]    No [X]

As of October 26, 2007, there were 195,527,563 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$329,192	$229,034
Short-term investments	372,255	89,678
Accounts receivable, less allowance of $391 and $366 as of September 29, 2007 and March 31, 2007, respectively	104,235	102,307
Inventories (Note 3)	121,473	112,975
Prepaid expenses	9,084	9,546
Other receivables	35,473	29,860
Current deferred tax	7,039	7,039
Total current assets	978,751	580,439

Property and equipment, net of accumulated depreciation of $380,407 at September 29, 2007 and $344,433 at March 31, 2007	380,615	373,455
Goodwill (Note 7)	109,727	114,897
Intangible assets	6,211	8,486
Long-term investments	1,145	617
Other non-current assets (Note 6)	39,562	11,740
Total assets	$1,516,011	$1,089,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,558	$61,203
Accrued liabilities	32,943	47,726
Other current liabilities	4,363	4,287
Total current liabilities	106,864	113,216

Long-term debt, net of unamortized discount of $9,799 at September 29, 2007 and $2,579 at March 31, 2007 (Note 5)	617,419	245,709
Other long-term liabilities	11,144	11,042
Total liabilities	735,427	369,967

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 195,354 and 194,151 shares issued and outstanding at September 29, 2007 and March 31, 2007, respectively	483,621	480,135
Additional paid-in capital	129,821	114,270
Accumulated other comprehensive income, net of tax (Note 4)	1,122	379
Retained earnings	166,020	124,883
Total shareholders' equity	780,584	719,667

Total liabilities and shareholders' equity	$1,516,011	$1,089,634

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006

Revenue	$255,845	$246,919

Operating costs and expenses:
Cost of goods sold	173,580	160,778
Research and development	48,812	46,473
Marketing and selling	12,912	14,480
General and administrative	10,829	12,141
Other operating expense	1,610	32
Total operating costs and expenses	247,743	233,904
Income from operations	8,102	13,015

Interest expense	(2,610)	(1,145)
Interest income	9,250	2,079
Gain (loss) on investment	160	(33,865)
Other income	572	478

Income (loss) before income taxes	15,474	(19,438)

Income tax expense (Note 6)	(1,012)	(539)
Net income (loss)	$14,462	$(19,977)

Net income (loss) per share (Note 2):
Basic	$0.07	$(0.10)
Diluted	$0.07	$(0.10)

Shares used in per share calculation:
Basic	194,666	191,670
Diluted	227,431	191,670

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)
(Unaudited)

	Six Months Ended
	September 29, 2007	September 30, 2006

Revenue	$467,444	$485,254

Operating costs and expenses:
Cost of goods sold	318,481	319,457
Research and development	96,500	90,359
Marketing and selling	25,142	27,890
General and administrative	18,605	20,403
Other operating expense	2,369	98
Total operating costs and expenses	461,097	458,207
Income from operations	6,347	27,047

Interest expense	(4,986)	(2,193)
Interest income	17,799	3,898
Impairment of investment	(511)	(33,865)
Other income	1,140	659

Income (loss) before income taxes	19,789	(4,454)

Income tax benefit (expense) (Note 6)	18,275	(1,588)
Net income (loss)	$38,064	$(6,042)

Net income (loss) per share (Note 2):
Basic	$0.20	$(0.03)
Diluted	$0.17	$(0.03)

Shares used in per share calculation:
Basic	194,443	191,345
Diluted	227,466	191,345

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$38,064	$(6,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,616	34,312
Amortization	1,881	1,370
Investment (discount) premium amortization, net	(4,848)	28
Excess tax benefit from exercises of stock options	(5,229)	-
Deferred income taxes	(23,368)	797
Foreign currency adjustments	(1,224)	(487)
Loss on investment	511	33,865
Loss on disposal of assets, net	137	80
Share-based compensation expense	9,958	14,754
Changes in operating assets and liabilities:
Accounts receivable, net	(1,362)	(17,528)
Inventories	(8,134)	(5,665)
Prepaid expense and other current and non-current assets	1,914	(9,404)
Accounts payable and accrued liabilities	(5,052)	9,270
Other liabilities	2,174	74
Net cash provided by operating activities	44,038	55,424

Investing activities:
Purchase of property and equipment	(45,906)	(70,267)
Proceeds from sale of property and equipment	144	146
Proceeds from maturities of securities available-for-sale	137,126	29,795
Purchase of securities available-for-sale	(414,481)	(49,566)
Net cash used in investing activities	(323,117)	(89,892)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250 and debt issuance costs of $587	366,163	-
Proceeds from bank loans	5,954	24,750
Payment of debt	(2,036)	(927)
Excess tax benefit from exercises of stock options	5,229	-
Proceeds from exercise of stock options, warrants and employee stock purchases	3,486	8,794
Net cash provided by financing activities	378,796	32,617

Net increase (decrease) in cash and cash equivalents	99,717	(1,851)
Effect of exchange rate changes on cash	441	146
Cash and cash equivalents at the beginning of the period	229,034	81,588
Cash and cash equivalents at the end of the period	$329,192	$79,883

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

Share-Based Compensation

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table:

	Three Months Ended
	September 29, 2007	September 30, 2006

Expected volatility	50.55%	53.51%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	5.17	5.02
Risk-free interest rate	4.64%	4.90%
Weighted-average grant-date fair value of options granted during the period	$2.94	$2.98

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders	$14,462	$(19,977)	$38,064	$(6,042)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	669	-	1,338	-
Net income (loss) plus assumed conversion of notes - Numerator for diluted net income (loss) per share	$15,131	$(19,977)	$39,402	$(6,042)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	194,666	191,670	194,443	191,345
Effect of dilutive securities:
Employee stock options	2,621	-	2,879	-
Assumed conversion 1.50% convertible notes	30,144	-	30,144	-
Denominator for diluted net income (loss) per share - adjusted weighted average shares and assumed conversions	227,431	191,670	227,466	191,345

Basic net income (loss) per share	$0.07	$(0.10)	$0.20	$(0.03)

Diluted net income (loss) per share	$0.07	$(0.10)	$0.17	$(0.03)

In the computation of diluted net income per share for the three and six months ended September 29, 2007, outstanding stock options to purchase approximately 5.6 million were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net loss per share for the three and six months ended September 30, 2006, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for both the three and six months ended September 29, 2007.  The computation of diluted net loss per share did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three and six months ended September 30, 2006 because the inclusion would have been anti-dilutive.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

The computation of diluted net income per share does not assume the conversion of the Company's 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  In accordance with Emerging Issues Task Force No. 90-19 (EITF 90- 19), "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," the Company will  use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company's common stock for the ten consecutive

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET INCOME (LOSS) PER SHARE (continued)

trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company's common stock exceeds approximately $8.05 per share.

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	September 29, 2007	March 31, 2007
Raw materials	$39,587	$24,996
Work in process	53,603	44,429
Finished goods	43,108	58,942
	136,298	128,367
Inventory reserve	(14,825)	(15,392)
Total inventories	$121,473	$112,975

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive income (loss), net of tax, are as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$14,462	$(19,977)	$38,064	$(6,042)
Unrealized gain (loss) on marketable securities	536	(124)	578	167
Foreign currency translation gain (loss)	79	(41)	165	100
Comprehensive income (loss)	$15,077	$(20,142)	$38,807	$(5,775)

5.        DEBT

Debt at September 29, 2007 and March 31, 2007 is as follows (in thousands):

	September 29, 2007	March 31, 2007

Convertible subordinated notes due 2010, net of discount	$227,961	$227,596
Convertible subordinated notes due 2012, net of discount	196,013	-
Convertible subordinated notes due 2014, net of discount	171,366	-
Bank loan	6,128	-
Equipment term loan, net of discount	20,264	22,264
Subtotal	621,732	249,860
Less current portion of equipment term loan	4,313	4,151

Total long-term debt	$617,419	$245,709

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.        DEBT (continued)

In April 2007, the Company issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  To date, offering expenses in connection with the issuance of the notes, including discounts and commissions, are approximately $8.8 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method.

Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007.  The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014.  Both series of the notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company's existing and future senior debt.  The notes effectively are subordinated to the indebtedness and other liabilities of the Company's subsidiaries.

Holders may convert either series of notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company's common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company's common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (3) if certain specified distributions to all holders of the Company's common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company's common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes.  If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.  The maximum number of shares issuable upon conversion of these notes is approximately 36.2 million shares, which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

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

During the first quarter of fiscal 2008, the Company entered into a $6.0 million loan with a bank in Beijing, China, which is payable in April 2012.  The proceeds are being used for the expansion of the Company's internal assembly facility.  Interest is calculated at 95% of the People's Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (effective as of September 15, 2007, the People's Bank of China benchmark interest rate for a three to five year loan was 7.65%).  The Company has received a cash incentive from the Beijing Municipal

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.        DEBT (continued)

Bureau of Industrial Development in support of the expansion of its China facility.  This incentive will offset the amount of monthly interest expense for the first two years of the loan.

The Company's 1.50% convertible subordinated notes had a fair value of $237.8 million as of September 28, 2007 (which was the last day of trading activity during the second quarter of fiscal 2008) on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.  The Company's 0.75% and the 1.00% convertible subordinated notes had a fair value of $204.0 million and $172.5 million, respectively, as of September 28, 2007.

6.        INCOME TAXES

Income Tax Expense
Income tax expense for the three months ended September 29, 2007 was $1.0 million, which is comprised primarily of a tax benefit of $2.3 million related to an increase resulting from the revaluation of the China deferred tax assets due to enacted tax law changes in China and a $3.3 million tax expense related to income taxes on international and domestic operations.  Income tax expense for the three months ended September 30, 2006 was $0.5 million, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  Income tax benefit for the six months ended September 29, 2007 was $18.3 million, which is comprised primarily of a tax benefit of $20.7 million related to a reduction in the federal and state deferred tax asset valuation reserve, a $2.3 million benefit from the revaluation of China related deferred tax assets, a $0.7 million tax expense related to an Internal Revenue Service examination, and a $4.0 million tax expense related to income taxes on international and domestic operations.  The income tax expense for the six months ended September 30, 2006 was $1.6 million, primarily representing foreign income taxes on international operations and the recognition of certain acquired tax benefits.  The Company's overall tax rate for the second quarter of fiscal 2008 differed from the statutory rate due to tax credits, tax rate differences on foreign transactions, the domestic production activity deduction, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the second quarter of fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance, which consisted primarily of the non-recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, tax rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

The annual effective tax rate is currently estimated to be 19.6% for fiscal year 2008, compared to 3.5% for fiscal year 2007.  The increase in the annual effective tax rate between fiscal years 2007 and 2008 is primarily due to a decrease in federal and state tax credits generated, the expiration of the extraterritorial income exclusion benefit, an increase in the China income tax rate effective January 1, 2008, and a reduction in the realization of tax credit and net operating loss carryforwards.  The Company's annual effective tax rate for fiscal 2008 differs from the statutory rate primarily due to research and development tax credits, state tax credits, the domestic production activity deduction and the tax impact of foreign operations.  The Company's overall tax rate for the first quarter of fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance, which consisted primarily of the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, the extraterritorial income exclusion benefit and other differences between book and tax treatment of certain expenditures.  The estimated annual effective tax rate of 19.6% is higher than the annual effective tax rate of 15.4% estimated in the first quarter.  The higher expected rate in the second quarter of fiscal year 2008 is primarily due to an increase in the expected income tax expense on international operations.

Deferred Taxes

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), a valuation allowance of $8.2 million against deferred tax assets has been established as of the end of the second quarter of fiscal 2008 because it is management's opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The increase from the $7.8 million valuation allowance as of the end of the first quarter of fiscal year 2008 is primarily related to state income tax credits generated during the current year.  The valuation allowance against the deferred tax assets of the Company was reduced by $43.6 million during the first quarter of fiscal year 2008.  Based on the Company's evaluation of the realizability in future years of its deferred tax assets,

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.          INCOME TAXES (continued)

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

At September 29, 2007, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $16.0 million, which will begin to expire in 2013, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc. and Silicon Wave, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Code Section 382.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on April 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007.  As of the date of adoption, the Company's gross unrecognized tax benefits totaled $15.3 million.  Included in this amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  Included in the balance of unrecognized tax benefits at April 1, 2007 is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months.  This amount represents a decrease in unrecognized tax benefits related to the expiration of a statute of limitations period.  There were no significant changes to the unrecognized tax benefit during the fiscal quarter ended September 29, 2007.

The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company had $0.1 million of accrued interest and no accrued penalties associated with any unrecognized tax benefits.  There was less than $0.1 million of interest accrued on unrecognized tax benefits during the fiscal quarter ended September 29, 2007 and approximately $0.1 of interest accrued for the six month period ended September 29, 2007.

Fiscal year 2004 and subsequent tax years remain open for examination by the U.S federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal year 2004 through fiscal year 2007), California (fiscal year 2003 through fiscal year 2007) and China (calendar year 2001 through calendar year 2006).

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended September 29, 2007 is as follows (in thousands):

Balance as of March 31, 2007	$114,897
Adjustments during the period	(5,170)
Balance as of September 29, 2007	$109,727

The reduction to goodwill for the six months ended September 29, 2007 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.  As of September 29, 2007, there is no remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

The components of identifiable intangible assets are as follows (in thousands):

	September 29, 2007		March 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$12,625	$7,193	$12,625	$6,697
Acquired product technology and other	5,654	4,875	7,142	4,584
Total	$18,279	$12,068	$19,767	$11,281

The reduction to acquired product technology for the six months ended September 29, 2007 is related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized in connection with deferred tax liabilities from prior business acquisitions.

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

In August 2007, the FASB issued for comment proposed FASB Staff Position ("FSP") No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a").  The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument.  The debt would be recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate.  The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt.  The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments.  The comment deadline for the proposed FSP was October 15, 2007 and if issued, the proposed FSP would be effective for us on the first day of fiscal 2009.  If the FSP is issued as proposed, our non-cash interest expense recognized in our consolidated financial statements could increase.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.        PENDING ACQUISITION

On August 12, 2007, the board of directors of each of the Company and Sirenza Mircrodevices, Inc. ("Sirenza") unanimously approved an Agreement and Plan of Merger and Reorganization dated as of August 12, 2007 among the Company, Iceman Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company ("Iceman"), and Sirenza, which contemplates the acquisition by the Company of Sirenza through (a) a merger of Iceman with and into Sirenza, and (b) the subsequent merger of Sirenza with and into the Company.  If the mergers are completed, holders of Sirenza common stock will receive, in exchange for each share of Sirenza common stock they own, a combination of cash in the amount of $5.56 and 1.7848 shares of the Company's common stock (with cash substituted for any fractional shares).  The stock component of the merger consideration is a fixed exchange ratio that will not be adjusted for changes in the stock price of either the Company or Sirenza before the mergers are completed.  On October 1, 2007, the last trading day before the date of the filing of the joint proxy statement/prospectus included in the Company's Registration Statement on Form S-4, the closing price of the Company's common stock was $6.82 per share, and the closing price of Sirenza common stock was $17.51 per share.

On October 29, 2007, at the Company's special meeting of shareholders, (a) the issuance of shares of the Company's common stock to the stockholders of Sirenza was approved, and (b) an increase in the maximum size of the Company's board of directors from nine members to 11 members (so as to permit the appointment to the Company's board of directors of two existing members of the Sirenza board of directors) was approved by the Company's shareholders.  At Sirenza's special meeting of stockholders, also held on October 29, 2007, Sirenza's stockholders approved the adoption of the merger agreement.

The acquisition is expected to close during the Company's third fiscal quarter.  The acquisition would be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  The discussions in this report relate to the Company as a stand-alone entity and do not reflect the impact of the pending acquisition of Sirenza.

11.        OTHER

During fiscal 2007, the Company received notification from a customer with respect to the failure in the field of one of the Company's infrastructure products due to an alleged defect in the product.  The Company is currently in the process of conducting standard failure analysis procedures to determine the root cause of the field failures and is working with the customer to determine the extent of any potential costs associated with these field failures.  Accordingly, the Company cannot reasonably estimate the amount of its potential exposure for this matter.

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

•         Our reliance on inclusion in third party reference designs for a portion of our revenue;

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

•         Our ability to complete acquisitions and integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations;

•         Our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties; and

•         Our ability to comply with changes in environmental laws.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10‑K and other reports filed with the Securities and Exchange Commission, including our Registration Statement on Form S-4/A filed with the SEC on October 2, 2007, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.  Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

OVERVIEW

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of RF Micro Devices, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

We are a global leader in the design and manufacture of high-performance radio systems and solutions for applications that drive mobile communications.  Our PAs, transmit modules, cellular transceivers, transceiver modules and various other system-in-package (SiP) and system-on-chip (SoC) solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile handsets, cellular base stations, wireless local area networks (WLANs) and global positioning systems (GPS).  Our diverse portfolio of state-of-the-art semiconductor technologies and vast radio frequency (RF) systems expertise position us as a preferred supplier to the world's leading mobile device manufacturers, facilitating their delivery of advanced wireless capabilities that satisfy current and future market demands.

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

SECOND QUARTER FISCAL 2008 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue increased by 3.6% as compared to the corresponding quarter of fiscal 2007, primarily due to increased sales of our transmit modules.  In addition, in WLAN we increased shipments of 802.11 b/g front ends for handsets and consumer electronics and commenced shipments of 802.11n front ends for laptops and access points.

• Gross margin for the quarter was 32.2% as compared to 34.9% in the corresponding quarter of fiscal 2007.  This decrease primarily resulted from average selling price ("ASP") erosion, a shift in product mix and continued reliance on outsourced pHEMT.

• Inventory totaled $121.5 million at September 29, 2007, reflecting 5.7 turns as compared to $121.4 million and 5.3 turns at September 30, 2006.  The improvement in inventory turns is primarily due to cycle time improvements.

• Our days sales outstanding (DSO) improved to 36.7 days at September 29, 2007 from 48.6 days at September 30, 2006.

• Cash flow from operations was $39.4 million for the quarter as compared to $30.3 million in the corresponding quarter of fiscal 2007.

• We signed a definitive merger agreement with Sirenza Microdevices, Inc. in August 2007.  This transaction is expected to be completed in our third fiscal quarter of 2008.

• We announced plans to build a third fabrication facility, which will enable us to capture a greater percentage of the anticipated growth in the cellular handset market while also reducing manufacturing costs and driving continued improvement in operating profitability.

• In GPS, we achieved a technology milestone by demonstrating interoperability with a customer's handset system platform.

We are expecting continued growth in shipments of WCDMA, EDGE and WLAN front ends.  We also recently commenced volume shipments of our POLARIS™ 3 RF system solution to a leading handset manufacturer.

During the second quarter of fiscal 2008, we announced the expansion of our Beijing, China facility, which is expected to approximately double our assembly capabilities related to our module capacity by the end of calendar year 2007.  Our test capabilities will also be expanded.  In addition, new advanced capabilities added in our Beijing facility will include flip chip packaging technology and our internal RF shielding technology.

We plan to continue to increase our total addressable market by expanding our product portfolio for handsets and selectively developing and selling products for additional RF markets that leverage our competitive strengths and core RF expertise.

PENDING ACQUISITION

On August 12, 2007, our board of directors and Sirenza's board of directors unanimously approved an Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, among RFMD, Iceman Acquisition Sub, Inc., and Sirenza, which contemplates the acquisition by us of Sirenza through (a) a merger of Iceman with and into Sirenza, and (b) the subsequent merger of Sirenza with and into RFMD.  If the mergers are completed, holders of Sirenza common stock will receive, in exchange for each share of Sirenza common stock they own, a combination of cash in the amount of $5.56 and 1.7848 shares of our common stock (with cash substituted for any fractional shares).  The stock component of the merger consideration is a fixed exchange ratio that will not be adjusted for changes in the stock price of either RFMD or Sirenza before the mergers are completed.  On October 1, 2007, the last trading day before the date of the filing of the joint proxy statement/prospectus included in our Registration Statement on Form S-4, the closing price of our common stock was $6.82 per share, and the closing price of Sirenza common stock was $17.51 per share.

On October 29, 2007, at our special meeting of shareholders, (a) the issuance of shares of our common stock to the stockholders of Sirenza was approved, and (b) an increase in the maximum size of our board of directors from nine members to 11 members (so as to permit the appointment to our board of directors of two existing members of the Sirenza board of directors) was approved by our shareholders.  At Sirenza's special meeting of stockholders, also held on October 29, 2007, Sirenza's stockholders approved the adoption of the merger agreement.

The acquisition is expected to close during our third fiscal quarter.  The acquisition would be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations."  The discussions in this report relate to RFMD as a stand-alone entity and do not reflect the impact of the pending acquisition of Sirenza.

REVENUE

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	September 29, 2007	September 30, 2006	Percentage Change	September 29, 2007	September 30, 2006	Percentage Change

Revenue	$255,845	$246,919	3.6%	$467,444	$485,254	(3.7)%

Our revenue for the three months ended September 29, 2007 increased primarily due to increased sales of our transmit modules.  In addition, in WLAN we increased shipments of 802.11 b/g front ends for handsets and consumer electronics and commenced shipments of 802.11n front ends for laptops and access points.  Our revenue for the six months ended September 29, 2007 decreased primarily due to lower demand from a significant customer during the first quarter of fiscal 2008.

International shipments (based on the "bill to" address of the customer) were $232.1 million and accounted for 90.7% of revenue for the three months ended September 29, 2007, compared to $225.9 million, or 91.5% of revenue, for the three months ended September 30, 2006.  For the six months ended September 29, 2007, international shipments were $421.2 million, or 90.1% of revenue, compared to $449.7 million, or 92.7% of revenue, for the six months ended September 30, 2006.

GROSS PROFIT

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	September 29, 2007	September 30, 2006	Percentage Change	September 29, 2007	September 30, 2006	Percentage Change

Gross profit	$82,265	$86,141	(4.5)%	$148,963	$165,797	(10.2)%
As a percent of revenue	32.2%	34.9%	(2.7)ppt	31.9%	34.2%	(2.3)ppt

Our decrease in gross profit as a percent of revenue (gross margin) for the three and six months ended September 29, 2007 primarily resulted from ASP erosion, a shift in product mix and continued reliance on outsourced pHEMT.

We expect to reduce our manufacturing costs during the remainder of fiscal 2008 by expanding our internal assembly, by expanding production of internally manufactured pHEMT switches, by improving our total yield across the supply chain and by the reduction in costs of externally sourced materials and services.

Our corporate ASP has decreased as selling prices for our products have decreased on a per function basis.  In addition, the following factors are expected to continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs and quality of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	September 29, 2007	September 30, 2006	Percentage Change	September 29, 2007	September 30, 2006	Percentage Change

Research and development	$48,812	$46,473	5.0%	$96,500	$90,359	6.8%
As a percent of revenue	19.1%	18.8%	0.3ppt	20.6%	18.6%	2.0ppt

The increase in research and development expenses for the three and six months ended September 29, 2007 was primarily attributable to our increase in headcount and related personnel expenses related to the continued growth in the development activities associated with our cellular solutions products.  These increases were partially offset by the decrease in expenses resulting from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007.  In addition, our development of flip chip assembly, integrated RF shielding and micro-electro-mechanical systems (MEMS) contributed to increased expenses during the first six months of fiscal 2008.  We expect that research and development expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	September 29, 2007	September 30, 2006	Percentage Change	September 29, 2007	September 30, 2006	Percentage Change

Marketing and selling	$12,912	$14,480	(10.8)%	$25,142	$27,890	(9.9)%
As a percent of revenue	5.0%	5.9%	(0.9)ppt	5.4%	5.7%	(0.3)ppt

The decrease in marketing and selling expenses for the three and six months ended September 29, 2007 was primarily due to a decrease in headcount and related personnel expenses resulting from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007.

GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	September 29, 2007	September 30, 2006	Percentage Change	September 29, 2007	September 30, 2006	Percentage Change

General and administrative	$10,829	$12,141	(10.8)%	$18,605	$20,403	(8.8)%
As a percent of revenue	4.2%	4.9%	(0.7)ppt	4.0%	4.2%	(0.2)ppt

The decrease in general and administrative expenses for the three and six months ended September 29, 2007 was primarily due to a decrease in personnel expenses and share-based compensation expense.

OTHER OPERATING EXPENSE

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	September 29, 2007	September 30, 2006	Percentage Change	September 29, 2007	September 30, 2006	Percentage Change

Other operating expense (income)	$1,610	$32	4,992%	$2,369	$98	2,311%
As a percent of revenue	0.5%	0.0%	0.5ppt	0.5%	0.0%	0.5ppt

In the third quarter of fiscal 2007, we sold substantially all of our assets related to our Bluetooth® product line.  As a result of this asset sale, we recognized restructuring expenses of $1.1 million and $1.4 million during the three and six months ended September 29, 2007, respectively, which are included in other operating expense in our consolidated financial statements.  The majority of the restructuring expenses incurred during the second quarter of fiscal 2008 related to recording the costs to terminate an operating lease in accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  In addition, we recorded start-up costs in accordance with SOP 98-5 of $0.5 million and $0.9 million during the three and six months ended September 29, 2007, respectively, related to the transition costs between research and development and commercial operations for the flip chip assembly and integrated RF shield manufacturing technologies.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest expense	$(2,610)	$(1,145)	$(4,986)	$(2,193)
Interest income	9,250	2,079	17,799	3,898
Gain (loss) on investment	160	(33,865)	(511)	(33,865)
Other income	572	478	1,140	659
Income tax (expense) benefit	(1,012)	(539)	18,275	(1,588)

Interest Expense
Interest expenses for the three and six months ended September 29, 2007 increased as compared to the three and six months ended September 30, 2006.  During April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014, and as a result, we recorded a total of $1.2 million and $2.2 million of interest expense for the three and six months ended September 29, 2007, respectively.  In addition, we recorded interest expense of $0.4 million and $0.9 million during the three and six months ended September 29, 2007, respectively, related to the $25.0 million equipment term loan on assets that we entered into on July 1, 2006.  In accordance with SFAS 34, "Capitalization of Interest Cost," we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use.  During the six months ended September 29, 2007, we capitalized interest of $0.2 million for these qualifying assets.

Interest Income
The increase in interest income for the three and six months ended September 29, 2007 is due to the increase in cash, cash equivalents and investment balances that resulted from the April 2007 issuance of the two series of convertible subordinated notes.

Income Taxes
The income tax expense for the three months ended September 29, 2007 was $1.0 million, which is comprised primarily of a tax benefit of $2.3 million related to an increase resulting from the revaluation of the China deferred tax assets due to enacted tax law changes in China and a $3.3 million tax expense related to income taxes on international and domestic operations.  Income tax benefit for the six months ended September 29, 2007 was $18.3 million which is comprised primarily of a tax benefit of $20.7 million related to a reduction in the deferred tax asset valuation reserve, a $2.3 million benefit from the revaluation of China related deferred tax assets, a $0.7 million tax expense related to an Internal Revenue Service examination, and a $4.0 million tax expense related to income taxes on international and domestic operations.  Income tax expense for the three months ended September 30, 2006 was $0.5 million and for the six months ended September 30, 2006 was $1.6 million which for both periods primarily represented foreign income taxes on international operations and the recognition of certain acquired tax benefits.

The annual effective tax rate is currently estimated to be 19.6% for fiscal year 2008, compared to 3.5% for fiscal year 2007.  The increase in the annual effective tax rate between fiscal years 2007 and 2008 is primarily due to a decrease in the amount of federal and state tax credits generated, an increase in the China income tax rate effective January 1, 2008, the expiration of the extraterritorial income exclusion benefit, and a reduction in the realization of tax credit and net operating loss carryforwards.  The reversal of the deferred tax asset valuation reserve is explained in Note 6 to the Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.4 million, net of offering expenses.  As of September 29, 2007, we had working capital of approximately $871.9 million, including $329.2 million in cash and cash equivalents, compared to working capital at September 30, 2006 of $335.6 million, including $79.9 million in cash and cash equivalents.

Cash Flows from Operating Activities

Operating activities for the six months ended September 29, 2007 generated cash of $44.0 million, compared to generating cash of $55.4 million for the six months ended September 30, 2006. This decrease in cash provided by operating activities was primarily the result of a decrease in income from continuing operations.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 29, 2007 was $323.1 million compared to net cash used in investing activities of $89.9 million for the six months ended September 30, 2006, due primarily to higher investing activities related to the proceeds received from our convertible debt offering in April 2007.

Our capital expenditures totaled approximately $106.6 million during fiscal 2007.  During the first six months of fiscal 2008, capital expenditures totaled approximately $45.9 million.  During the second quarter of fiscal 2008, we announced our plans for the addition of a third fabrication facility, which we expect will be on line by the second half of fiscal 2009.  We currently expect to fund our remaining fiscal 2008 capital expenditures with cash on hand and cash flow from operations.

Cash Flows from Financing Activities

Net cash provided by financing activities was $378.8 million for the six months ended September 29, 2007, compared to $32.6 million for the six months ended September 30, 2006.  The increase in cash provided was primarily due to the private placement of convertible subordinated notes in April 2007.  We issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of September 29, 2007, the outstanding balance of this loan totaled approximately $20.3 million.

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

Convertible Debt  During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of September 28, 2007, the 0.75% convertible notes and the 1.00% convertible notes had a fair value of $204.0 million and $172.5 million, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of September 28, 2007, the 1.50% convertible subordinated notes had a fair value of $237.8 million.

Capital Commitments  At September 29, 2007, we had short-term capital commitments of approximately $26.7 million, consisting of approximately $16.8 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

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

During fiscal 2007, we received notification from a customer with respect to the failure in the field of one of our infrastructure products due to an alleged defect in the product.  We are currently in the process of conducting standard failure analysis procedures to determine the root cause of the field failures and are working with the customer to determine the extent of any potential costs associated with these field failures.  Accordingly, we cannot reasonably estimate the amount of our potential exposure for this matter.

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

PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2007 (the "Form 10-K") and in other filings that we make with the Securities and Exchange Commission (the "SEC"), which could materially affect our business, financial condition or future results.  The risks described in the Company's filings, including those described in the Company's Registration Statement on Form S-4/A filed with the SEC on October 2, 2007 with respect to the pending acquisition of Sirenza Microdevices, Inc. (the "Registration Statement"), are not the only risks facing the Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  You should carefully consider the risk factors included in the Company's Form 10-K, Registration Statement and other filings made with the SEC.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders on August 9, 2007, shareholders elected each of the nine director nominees and ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending March 29, 2008.

Votes cast by our shareholders at the meeting were as follows:

1.  Election of Directors

	Number of Shares
	Voted For	Withheld
Robert A. Bruggeworth	167,257,837	4,448,599
David A. Norbury	100,797,148	70,909,288
William J. Pratt	167,193,019	4,513,417
Daniel A. DiLeo	169,195,319	2,511,117
Albert E. Paladino	167,028,932	4,677,504
Erik H. van der Kaay	167,172,024	4,534,412
Walter H. Wilkinson, Jr.	167,191,159	4,515,277
Jeffery R. Gardner	169,430,453	2,275,983
John R. Harding	169,436,575	2,269,861

2.  Ratification of appointment of Ernst & Young LLP:

Shares Voted in Favor	Shares Voted Against	Shares Abstaining
168,649,097	2,916,505	140,834

ITEM 6.  EXHIBITS

2.1

Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., a North Carolina corporation, Iceman Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of RF Micro Devices, Inc., and
Sirenza Microdevices, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on
August 16, 2007

10.1

Form of Voting Agreement, dated as of August 12, 2007, by and between RF Micro Devices, Inc.
and certain stockholders of Sirenza Microdevices, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on
August 16, 2007

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
Date: November 2, 2007
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: November 2, 2007
/s/ Barry D. Church

Barry D. Church

Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1

Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., a North Carolina corporation, Iceman
Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of
RF Micro Devices, Inc., and Sirenza Microdevices, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007

10.1

Form of Voting Agreement, dated as of August 12, 2007, by and between RF Micro
Devices, Inc. and certain stockholders of Sirenza Microdevices, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007

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

     Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended is 000-22511.

