Form 10-Q
period 2007-12-29
RF MICRO DEVICES INC
filed 2008-02-07
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007

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
Yes [  ] No [X]

As of January 24, 2008, there were 291,550,488 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 29, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,205	$228,940
Restricted cash	10,472	94
Short-term investments	251,985	89,678
Accounts receivable, less allowance of $1,902 and $366 as of December 29, 2007 and March 31, 2007, respectively	119,176	102,307
Inventories (Note 3)	155,980	112,975
Prepaid expenses	12,016	9,546
Other receivables	17,012	29,860
Current deferred tax	23,154	7,039
Total current assets	785,000	580,439

Property and equipment, net of accumulated depreciation of $400,435 at December 29, 2007 and $344,433 at March 31, 2007	418,740	373,455
Goodwill (Note 7 and Note 8)	702,292	114,897
Intangible assets (Note 7 and Note 8)	212,754	8,486
Other non-current assets (Note 6)	41,477	12,357
Total assets	$2,160,263	$1,089,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,277	$61,203
Accrued liabilities	47,708	47,726
Other current liabilities	5,447	4,287
Total current liabilities	145,432	113,216

Long-term debt, net of unamortized discount of $9,212 at December 29, 2007 and $2,579 at March 31, 2007 (Note 5)	617,041	245,709
Other long-term liabilities	50,013	11,042
Total liabilities	812,486	369,967

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 291,522 and 194,151 shares issued and outstanding at December 29, 2007 and March 31, 2007, respectively	1,052,515	480,135
Additional paid-in capital	143,808	114,270
Accumulated other comprehensive income, net of tax (Note 4)	511	379
Retained earnings	150,943	124,883
Total shareholders' equity	1,347,777	719,667

Total liabilities and shareholders' equity	$2,160,263	$1,089,634

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2007	December 30, 2006

Revenue	$268,182	$281,091

Operating costs and expenses:
Cost of goods sold	197,872	180,594
Research and development	53,921	47,526
Marketing and selling	14,371	13,010
General and administrative	11,015	8,450
Other operating expense (income)	15,419	(34,558)
Total operating costs and expenses	292,598	215,022
(Loss) income from operations	(24,416)	66,069

Interest expense	(2,639)	(1,070)
Interest income	6,955	2,231
Other income	1,654	142

(Loss) income before income taxes	(18,446)	67,372

Income tax benefit (expense) (Note 6)	3,369	(8,046)
Net (loss) income	$(15,077)	$59,326

Net (loss) income per share (Note 2):
Basic	$(0.06)	$0.31
Diluted	$(0.06)	$0.26

Shares used in per share calculation:
Basic	244,985	192,560
Diluted	244,985	227,852

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	December 29, 2007	December 30, 2006

Revenue	$735,626	$766,345

Operating costs and expenses:
Cost of goods sold	516,353	500,051
Research and development	150,421	137,884
Marketing and selling	39,513	40,900
General and administrative	29,620	28,853
Other operating expense (income)	17,788	(34,460)
Total operating costs and expenses	753,695	673,228
(Loss) income from operations	(18,069)	93,117

Interest expense	(7,625)	(3,264)
Interest income	24,754	6,129
Impairment of investment	-	(33,865)
Other income	2,282	802

Income before income taxes	1,342	62,919

Income tax benefit (expense) (Note 6)	21,645	(9,635)
Net income	$22,987	$53,284

Net income per share (Note 2):
Basic	$0.11	$0.28
Diluted	$0.10	$0.25

Shares used in per share calculation:
Basic	211,285	191,744
Diluted	244,818	225,940

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 29, 2007	December 30, 2006
Cash flows from operating activities:
Net income	$22,987	$53,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,048	52,438
Amortization	7,207	2,061
Investment discount amortization, net	(5,794)	(65)
Excess tax benefit from exercises of stock options	(6,185)	-
Deferred income taxes	(24,181)	911
Foreign currency adjustments	(2,950)	(1,029)
Acquired in-process research and development cost	13,860	-
Loss on investment	511	-
Impairment of intangible license	1,221	-
Gain on sale of substantially all Bluetooth ® assets	-	(36,311)
Impairment of Jazz Semiconductor, Inc. investment	-	33,865
Loss on disposal of assets, net	153	1,177
Share-based compensation expense	14,669	18,075
Changes in operating assets and liabilities:
Accounts receivable, net	5,247	(3,101)
Inventories	(8,086)	(6,447)
Prepaid expense and other current and non-current assets	19,366	(398)
Accounts payable and accrued liabilities	(996)	4,636
Other liabilities	1,957	1,121
Net cash provided by operating activities	99,034	120,217

Investing activities:
Purchase of property and equipment	(88,486)	(91,600)
Purchase of business, net of cash received	(258,036)	-
Proceeds from sale of substantially all Bluetooth ® assets	-	32,642
Proceeds from sale of property and equipment	157	451
Restricted cash related to Filtronic purchase	(10,378)	-
Proceeds from maturities of securities available-for-sale	303,601	52,270
Purchase of securities available-for-sale	(459,656)	(68,169)
Net cash used in investing activities	(512,798)	(74,406)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250	366,750	-
Proceeds from bank loans	5,954	-
Proceeds from equipment term loan	-	25,000
Debt issuance cost	(587)	(250)
Payment of debt	(3,083)	(1,873)
Excess tax benefit from exercises of stock options	6,185	-
Proceeds from exercise of stock options, warrants and employee stock purchases	3,939	10,389
Repayment of capital lease obligations	(49)	-
Net cash provided by financing activities	379,109	33,266

Net (decrease) increase in cash and cash equivalents	(34,655)	79,077
Effect of exchange rate changes on cash	920	372
Cash and cash equivalents at the beginning of the period	228,940	81,588
Cash and cash equivalents at the end of the period	$195,205	$161,037

  See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the Company or RFMD) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

2.          NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Numerator for basic and diluted net (loss) income per share:
Net (loss) income available to common shareholders	$(15,077)	$59,326	$22,987	$53,284
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	890	2,007	2,667
Net (loss) income plus assumed conversion of notes - Numerator for diluted net (loss) income per share	$(15,077)	$60,216	$24,994	$55,951
Denominator:
Denominator for basic net (loss) income per share - weighted average shares	244,985	192,560	211,285	191,744
Effect of dilutive securities:
Employee stock options	-	5,148	3,389	4,052
Assumed conversion 1.50% convertible notes	-	30,144	30,144	30,144
Denominator for diluted net (loss) income per share - adjusted weighted average shares and assumed conversions	244,985	227,852	244,818	225,940

Basic net (loss) income per share	$(0.06)	$0.31	$0.11	$0.28

Diluted net (loss) income per share	$(0.06)	$0.26	$0.10	$0.25

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET (LOSS) INCOME PER SHARE (continued)

During the third quarter of fiscal 2008, we issued approximately 95.6 million equity securities in connection with the acquisition of Sirenza Microdevices, Inc. ("Sirenza") (see Note 7 to the Condensed Consolidated Financial Statements).

In the computation of diluted net loss per share for the three months ended December 29, 2007, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net income per share for the nine months ended December 29, 2007, outstanding stock options to purchase approximately 8.3 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net income per share for both the three and nine months ended December 30, 2006, outstanding stock options to purchase approximately 4.5 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net loss per share for the three months ended December 29, 2007, did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the nine months ended December 29, 2007.  The computation of diluted net income per share for the three and nine months ended December 30, 2006 assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010.

The computation of diluted net income per share does not assume the conversion of the Company's 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  In accordance with Emerging Issues Task Force No. 90-19 (EITF 90- 19), "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," the Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company's common stock for the ten consecutive trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company's common stock exceeds approximately $8.05 per share.

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	December 29, 2007	March 31, 2007
Raw materials	$62,571	$24,996
Work in process	58,278	44,429
Finished goods	62,748	58,942
	183,597	128,367
Inventory reserve	(27,617)	(15,392)
Total inventories	$155,980	$112,975

The increase in inventory is primarily related to the acquisition of Sirenza ($30.3 million).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.        OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  The components of comprehensive (loss) income, net of tax, are as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Net (loss) income	$(15,077)	$59,326	$22,987	$53,284
Unrealized (loss) gain on marketable securities	(601)	(63)	(23)	104
Foreign currency translation (loss) gain	(9)	99	156	199
Comprehensive (loss) income	$(15,687)	$59,362	$23,120	$53,587

5.        DEBT

Debt at December 29, 2007 and March 31, 2007 is as follows (in thousands):

	December 29, 2007	March 31, 2007

Convertible subordinated notes due 2010, net of discount	$228,146	$227,596
Convertible subordinated notes due 2012, net of discount	196,250	-
Convertible subordinated notes due 2014, net of discount	171,515	-
Bank loan	6,294	-
Equipment term loan, net of discount	19,233	22,264
Subtotal	621,438	249,860
Less current portion of equipment term loan	4,397	4,151

Total long-term debt	$617,041	$245,709

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

During the first quarter of fiscal 2008, the Company entered into a $6.0 million loan with a bank in Beijing, China, which is payable in April 2012.  The proceeds are being used for the expansion of the Company's internal assembly facility.  Interest is calculated at 95% of the People's Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (effective as of December 21, 2007, the People's Bank of China benchmark interest rate for a three to five year loan was 7.74%).  The Company has received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility.  This incentive will offset the amount of monthly interest expense for the first two years of the loan.

The Company's 1.50% convertible subordinated notes had a fair value of $229.2 million as of December 14, 2007 (which was the last day of trading activity during the third quarter of fiscal 2008) on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market.  The Company's 0.75% and the 1.00% convertible subordinated notes had a fair value of $191.5 million and $159.3 million, respectively, as of December 29, 2007.

6.          INCOME TAXES

Income Tax Expense
The Company's provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended December 29, 2007, in accordance with paragraph 82 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), the Company has computed its provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method.  The Company determined that as small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended December 29, 2007.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.          INCOME TAXES (continued)

Income tax benefit for the three months ended December 29, 2007 was $3.4 million, which is comprised primarily of a tax benefit related to an increase in federal income tax credits and a tax benefit related to income taxes on international and domestic operations.  Income tax expense for the three months ended December 30, 2006 was $8.0 million, primarily representing domestic and foreign income taxes on international operations and the recognition of certain acquired tax benefits.  Income tax benefit for the nine months ended December 29, 2007 was $21.7 million, which is comprised primarily of a tax benefit related to a reduction in the federal and state deferred tax asset valuation reserve, a benefit from the revaluation of China-related deferred tax assets, a tax expense related to an Internal Revenue Service examination, and a tax expense related to income taxes on international and domestic operations.  The income tax expense for the nine months ended December 30, 2006 was $9.6 million, primarily representing domestic and foreign income taxes on international operations and the recognition of certain acquired tax benefits.

The Company's income tax benefit for the third quarter of fiscal 2008 differed from the income tax benefit calculated on the basis of the statutory rate due to the write-off of in-process research and development costs in connection with the Sirenza acquisition, tax credits, tax rate differences on foreign transactions, the domestic production activity deduction, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the third quarter of fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance which related primarily to the partial recognition of the U.S. tax benefits on domestic net operating losses, tax credits, tax rate differences on foreign transactions, and other differences between book and tax treatment of certain expenditures.

Deferred Taxes
In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), a valuation allowance of $11.8 million against deferred tax assets has been established as of the end of the third quarter of fiscal 2008 because it is management's opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The increase from the $8.2 million valuation allowance as of the end of the second quarter of fiscal year 2008 is primarily related to state income tax credits generated during the current year and state tax credits and net operating loss carryovers acquired in the Sirenza acquisition.  The valuation allowance against the deferred tax assets of the Company was reduced by $43.6 million during the first quarter of fiscal year 2008.  Based on the Company's evaluation of the realizability in future years of its deferred tax assets, $31.6 million of the valuation allowance was reversed.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill and intangible assets related to the tax benefit of net operating losses, credits and deductions  acquired through prior business acquisitions.  In addition, $0.9 million was recorded in connection with state credit deferred tax assets recognized in connection with a prior acquisition and $12.9 million was reversed in connection with the adoption of FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB statement No. 109."

During the first quarter of fiscal 2008, the Company agreed to proposed adjustments of $1.8 million related to the examination of its fiscal year 2005 U.S. federal income tax return.  These proposed adjustments reduced existing net operating loss carryovers and the related deferred tax assets.

At December 29, 2007, the Company had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $126.5 million, which will begin to expire in 2013, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext Communications, Inc., Silicon Wave, Inc. and Sirenza Microdevices, Inc.  The utilization of acquired assets may be subject to certain annual limitations as required under Code Section 382.

Uncertain Tax Positions
The Company adopted the provisions of FIN 48 on April 1, 2007.  As a result of adoption, the Company recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007.  As of the date of adoption, the Company's gross unrecognized tax benefits totaled $15.3 million.  Included in this amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  Included in the balance of unrecognized tax benefits at April 1, 2007 is $0.6 million

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 6.          INCOME TAXES (continued)

related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months.  This amount represents a decrease in unrecognized tax benefits related to the expiration of a statute of limitations period.  As of December 29, 2007 the Company's gross unrecognized tax benefits totaled $17.3 million of which $12.8 million (net of federal benefit of state taxes), represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.  This change to the gross unrecognized tax benefits during the fiscal quarter ended December 29, 2007 was primarily caused by an increase of $1.6 million related to the Sirenza acquisition.

The Company's policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, the Company had $0.1 million of accrued interest and no accrued penalties associated with any unrecognized tax benefits.  There was approximately $0.1 million of interest accrued on unrecognized tax benefits during the fiscal quarter ended December 29, 2007 and approximately $0.3 million of interest accrued for the nine month period ended December 29, 2007.

Fiscal year 2004 and subsequent tax years remain open for examination by the U.S federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal year 2004 through fiscal year 2007), California (fiscal year 2003 through fiscal year 2007) and China (calendar year 2001 through calendar year 2006).

7.          BUSINESS ACQUISITION

On November 13, 2007, RFMD completed its acquisition of Sirenza pursuant to the Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RFMD, Iceman Acquisition Sub, Inc., a wholly-owned subsidiary of RFMD ("Merger Sub"), and Sirenza (the "Merger Agreement").  In accordance with the terms and conditions of the Merger Agreement, RFMD acquired Sirenza through the merger of Merger Sub with and into Sirenza, following which Sirenza, as the surviving corporation and a wholly-owned subsidiary of RFMD, merged with and into RFMD (together, the "Mergers").  Prior to the Mergers, Sirenza was a publicly held supplier of radio frequency components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets.  Sirenza's products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications.  The acquisition of Sirenza is expected to enable the Company to diversify its revenue and improve gross margins.

The total purchase price was approximately $880.9 million and consisted of cash consideration of $293.4 million, approximately 95.6 million equity securities valued at $577.5 million, which include common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $10.0 million in transaction costs.  Under the terms of the Merger Agreement, each outstanding share of Sirenza's common stock was exchanged for a combination of 1.7848 shares of the Company's common stock and $5.56 in cash.  Under the purchase method of accounting and the guidance of EITF 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination," the fair value of the equity consideration was determined using an average of RFMD's closing share prices beginning two days before and ending two days after August 13, 2007, the date on which the acquisition was announced, or $6.04 per share.  In accordance with SFAS 123(R), "Share-based Payments," the fair value of issued and vested awards assumed by RFMD were recognized as an element of the purchase price with the fair value of the assumed options estimated using the Black Scholes model.

Options to purchase Sirenza common stock that were outstanding immediately prior to the Mergers were assumed by the Company and converted into options to purchase the Company's common stock that are subject to the same vesting and other conditions that applied to the Sirenza options immediately prior to the Mergers.  Performance share awards ("PSAs") for Sirenza common stock that were outstanding immediately prior to the Mergers were assumed by the Company and converted into contingent rights to acquire the Company's common stock that are subject to the same vesting and other conditions that applied to the Sirenza PSAs immediately prior to the Mergers.  Shares of Sirenza common stock underlying restricted stock awards ("RSAs") that were subject to forfeiture risks, repurchase options or other restrictions immediately prior to the Mergers were converted into shares of the Company's common stock and/or cash and remain subject to the same restrictions that applied to the Sirenza RSAs immediately prior to the Mergers.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          BUSINESS ACQUISITION (continued)

The total purchase price components for the Sirenza acquisition are as follows (in thousands):

Fair value of RFMD common stock issued to Sirenza shareholders	$568,284
Cash consideration to Sirenza shareholders	293,404
Fair value of RFMD common vested stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards	9,211
Estimated transaction costs	9,967
Estimated total purchase price	$880,866

The total purchase price of $880.9 was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by RFMD as of November 13, 2007, as follows (in thousands):

Tangible assets acquired less liabilities	$61,970
Identifiable intangible assets:
Developed technology	127,520
Customer relationships	83,190
In-process research and development	13,860
Order backlog	1,760
Goodwill	592,566
Total purchase price	$880,866

The purchase price and the goodwill allocation are expected to be finalized during the fourth quarter of fiscal 2008 as the Company completes its review of the final asset appraisals.

Sirenza's results of operations are included in the Company's income statement for the period of November 14, 2007 through December 29, 2007.  The Company has recorded a restructuring reserve of approximately $0.5 million for severance costs related to headcount reductions resulting from the combination of the Company and Sirenza.

The order backlog and developed technology assets acquired are being amortized on a straight-line basis over their estimated useful lives of 12 weeks and seven years, respectively, and such amortization is included in cost of goods sold.  Customer relationships are being amortized on a straight-line basis over their estimated useful lives of ten years and such amortization is included in marketing and selling expense.  The acquired in-process research and development with no alternative future use was charged to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations."

 The $592.6 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.  In accordance with SFAS 142, "Goodwill and Other Intangible Assets," the goodwill is not being amortized and will be evaluated for impairment on an annual basis.

The following unaudited pro forma consolidated financial information for the three and nine months ended December 29, 2007 and December 30, 2006 assumes that the Sirenza acquisition, which closed on November 13, 2007, was completed at the beginning of the periods presented below (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenue	$285,502	$318,000	$845,204	$881,731
Net income (loss)	(18,500)	56,086	15,563	48,604
Basic net income (loss) per common share	(0.06)	0.20	0.05	0.18
Diluted net income (loss) per common share	(0.06)	0.18	0.05	0.17

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          BUSINESS ACQUISITION (continued)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have been achieved had the acquisition actually taken place at the beginning of the periods presented above.  In addition, these results are not intended to be a projection of future results and do not reflect synergies that might be achieved from the combined operations.

8.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended December 29, 2007 is as follows (in thousands):

Balance as of March 31, 2007	$114,897
Adjustments during the period	587,395
Balance as of December 29, 2007	$702,292

Goodwill increased $592.6 million for the nine months ended December 29, 2007 as a result of the acquisition of Sirenza (see Note 7 to the condensed consolidated financial statements).  In addition, during the six months ended September 29, 2007, there was a reduction to goodwill of $5.2 million related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.

The components of identifiable intangible assets are as follows (in thousands):

	December 29, 2007		March 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$10,851	$6,857	$12,625	$6,697
Acquired product technology and other	218,124	9,364	7,142	4,584
Total	$228,975	$16,221	$19,767	$11,281

Technology licenses (net of accumulated amortization) decreased $1.2 million as of December 29, 2007 due to the recognition of an impairment loss in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Acquired product technology increased by $212.5 million at December 29, 2007, as a result of the acquisition of Sirenza's developed technology ($127.5 million), customer relationships ($83.2 million) and order backlog ($1.8 million).

In addition, acquired product technology decreased approximately $1.5 million during the first six months of fiscal 2008 due to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized in connection with deferred tax liabilities from prior business acquisitions.

Intangible asset amortization expense was $4.7 million and $5.5 million for the three and nine months ended December 29, 2007, respectively.  Amortization expense for the Company's identifiable intangible assets as of December 29, 2007 is estimated to be $7.7 million for the remainder of fiscal 2008, $27.6 million in fiscal 2009, $27.6 million in fiscal 2010, $27.2 million in fiscal 2011 and $27.2 million in fiscal 2012.

9.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $3.6 million at December 29, 2007.

The service cost and interest cost components of the net periodic benefit cost for the defined benefit pension plan totaled less than $0.1 million for both the three and nine months ended December 29, 2007.

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

In August 2007, the FASB issued for comment proposed FASB Staff Position ("FSP") No. APB 14-a, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a").  The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument.  The debt would be recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate.  The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt.  The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments.  The comment deadline for the proposed FSP was October 15, 2007 and the FASB is expected to begin its re-deliberations of the proposed APB 14-a in February 2008.  If issued, the proposed FSP would be effective for the Company on the first day of fiscal 2009.  If the FSP is issued as proposed, the Company's non-cash interest expense recognized in its consolidated financial statements could increase.

11.        ACCOUNTING CHANGES

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

12.        OTHER

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

13.        SUBSEQUENT EVENT

During January 2008, the Company announced that its Board of Directors authorized the repurchase of up to $150 million of its outstanding common shares over the next 24 months.  The share repurchase program authorizes the Company to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors. The program may be discontinued at any time.

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

We are a global leader in the design and manufacture of high-performance radio systems and solutions.  Our PAs, transmit modules, cellular transceivers, transceiver modules and various other system-in-package (SiP) and system-on-chip (SoC) solutions enable worldwide mobility, provide enhanced connectivity and support advanced functionality in current- and next-generation mobile handsets, cellular base stations, wireless local area networks (WLANs) and global positioning systems (GPS).  Our diverse portfolio of state-of-the-art semiconductor technologies and vast radio frequency (RF) systems expertise position us as a preferred supplier to the world's leading mobile device manufacturers, facilitating their delivery of advanced wireless capabilities that satisfy current and future market demands.

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

THIRD QUARTER FISCAL 2008 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue decreased by 4.6% as compared to the corresponding quarter of fiscal 2007, primarily due to reduced demand late in the December quarter for global system for mobile communications (GSM)/general packet radio system (GPRS) products as well as demand softness in the infrastructure and broadband/consumer markets.

• Gross margin for the quarter was 26.2% as compared to 35.8% in the corresponding quarter of fiscal 2007.  This decrease primarily resulted from a shift in product mix and average selling price ("ASP") erosion.  Also contributing to the lower gross margin were costs associated with the acquisition of Sirenza such as additional share-based compensation expense, amortization of acquired intangibles and amortization of acquisition-related inventory step-up.

• Inventory totaled $156.0 million at December 29, 2007, reflecting 5.3 turns as compared to $121.7 million and 5.9 turns at December 30, 2006.  The increase in inventory is primarily due to the Sirenza acquisition ($30.3 million) as well as the reduced demand late in the December quarter.

• We completed the acquisition of Sirenza on November 13, 2007.

• Cash flow from operations remained strong at $55.0 million for the three months ended December 29, 2007.

• During December, we announced the definitive agreement to acquire Filtronic Compound Semiconductors Ltd. ("Filtronic") for approximately $25.0 million.  The acquisition is expected to close by the end of our fourth fiscal quarter.

• We announced plans to build a third fabrication facility, which will enable us to capture a greater percentage of the anticipated growth in the cellular handset market while also reducing manufacturing costs and driving continued improvement in operating profitability.  With the pending acquisition of Filtronic, the timing of the new facility is currently under review.

In the March 2008 quarter, we anticipate our sales in the cellular handset market will be down more than seasonally as a result of excess GSM/GPRS front end inventory in China and the timing of customer platform ramps, offset by relative strength in Enhanced Data for Global Evolution (EDGE) and Wideband Code Division Multiple Access (WCDMA) air interface standards.  We expect our cellular handset market will return to sequential growth in the June 2008 quarter due to a major customer platform ramp that is expected to commence in March 2008 and as excess GSM/GPRS front end inventory is consumed during the March 2008 quarter.  Additionally, we expect relative strength in wireless LAN front ends, wireless infrastructure and broadband/consumer components, including Worldwide Interoperability for Microwave Access (WiMAX) and CATV.  Wireless LAN adoption is increasing and our addressable market is growing with the added content of 802.11n applications.   In addition, we are on track to sample our GPS system-on-chip (SoC) in our March 2008 quarter and we expect our low cost software-based approach to GPS will help enable the future volumes anticipated in handsets with location-based services and navigation capabilities.

During the third quarter of fiscal 2008, we completed the expansion of our Beijing, China facility which is expected to approximately double our assembly capabilities related to our module capacity.

REVENUE

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	December 29, 2007	December 30, 2006	Percentage Change	December 29, 2007	December 30, 2006	Percentage Change

Revenue	$268,182	$281,091	(4.6)%	$735,626	$766,345	(4.0)%

Our revenue for the three months ended December 29, 2007 decreased primarily due to reduced demand late in the December quarter for GSM/GPRS products as well as demand softness in the infrastructure and broadband/consumer markets.

International shipments (based on the "bill to" address of the customer) were $243.2 million and accounted for 90.7% of revenue for the three months ended December 29, 2007, compared to $263.8 million, or 93.9% of revenue, for the three months ended December 30, 2006.  For the nine months ended December 29, 2007, international shipments were $664.4 million, or 90.3% of revenue, compared to $713.5 million, or 93.1% of revenue, for the nine months ended December 30, 2006.

GROSS PROFIT

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	December 29, 2007	December 30, 2006	Percentage Change	December 29, 2007	December 30, 2006	Percentage Change

Gross profit	$70,310	$100,497	(30.0)%	$219,273	$266,294	(17.7)%
As a percent of revenue	26.2%	35.8%	(9.6)ppt	29.8%	34.7%	(4.9)ppt

Our decrease in gross profit as a percent of revenue (gross margin) for the three and nine months ended December 29, 2007 primarily resulted from a shift in product mix and ASP erosion.  Also contributing to the lower gross margin were costs associated with the acquisition of Sirenza such as additional share-based compensation expense, amortization of acquired intangibles and amortization of acquisition-related inventory step-up.

The Sirenza-related acquisition costs are expected to continue with the exception of the inventory step-up.  The inventory step-up will only affect the third and fourth quarter margins.

We expect to reduce our manufacturing costs during the remainder of fiscal 2008 by expanding our internal assembly, by expanding production of internally manufactured pHEMT switches, by improving our total yield across the supply chain and by the reduction in costs of externally sourced materials and services.

Our corporate ASP has decreased as selling prices for our products have decreased on a per function basis and as product mix has shifted to lower dollar solutions.  In addition, the following factors are expected to continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs and quality of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly operation in Beijing, China.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	December 29, 2007	December 30, 2006	Percentage Change	December 29, 2007	December 30, 2006	Percentage Change

Research and development	$53,921	$47,526	13.5%	$150,421	$137,884	9.1%
As a percent of revenue	20.1%	16.9%	3.2ppt	20.4%	18.0%	2.4ppt

The increase in research and development expenses for the three months ended December 29, 2007 was primarily attributable to the acquisition of Sirenza as well as our increase in headcount and related personnel expenses related to the continued growth in the development activities associated with our total radio chipset developments.  The increase in research and development expenses for the nine months ended December 29, 2007 was primarily attributable to the acquisition of Sirenza and our increase in headcount and related personnel expenses related to the continued growth in the development activities associated with our total radio chipset developments, which were partially offset by the decrease in expenses resulting from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007.  In addition, our development of flip chip assembly, integrated RF shielding and micro-electro-mechanical systems (MEMS) contributed to increased expenses during the first nine months of fiscal 2008.  We expect that research and development expenses will continue to increase in absolute dollars in future periods.

MARKETING AND SELLING

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	December 29, 2007	December 30, 2006	Percentage Change	December 29, 2007	December 30, 2006	Percentage Change

Marketing and selling	$14,371	$13,010	10.5%	$39,513	$40,900	(3.4)%
As a percent of revenue	5.4%	4.6%	0.8ppt	5.4%	5.3%	0.1ppt

The increase in marketing and selling expenses for the three months ended December 29, 2007 was primarily due to an increase in intangible amortization related to the acquisition of Sirenza. The decrease in marketing and selling expenses for the nine months ended December 29, 2007 was primarily due to a decrease in headcount and related personnel expenses resulting from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007.

GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	December 29, 2007	December 30, 2006	Percentage Change	December 29, 2007	December 30, 2006	Percentage Change

General and administrative	$11,015	$8,450	30.4%	$29,620	$28,853	2.7%
As a percent of revenue	4.1%	3.0%	1.1ppt	4.0%	3.8%	0.2ppt

The increase in general and administrative expenses for the three and nine months ended December 29, 2007 was primarily due to increases in administrative expenses associated with the Sirenza acquisition.

OTHER OPERATING EXPENSE

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	December 29, 2007	December 30, 2006	Percentage Change	December 29, 2007	December 30, 2006	Percentage Change

Other operating expense (income)	$15,419	$(34,558)	(144.6)%	$17,788	$(34,460)	(151.6)%
As a percent of revenue	5.7%	(12.3)%	18.0ppt	2.4%	(4.5)%	6.9ppt

The in-process research and development with no alternative future use that we acquired from Sirenza ($13.9 million), was charged to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations."

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

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006

Interest expense	$(2,639)	$(1,070)	$(7,625)	$(3,264)
Interest income	6,955	2,231	24,754	6,129
Impairment charge	-	-	-	(33,865)
Other income	1,654	142	2,282	802
Income tax (expense) benefit	3,369	(8,046)	21,645	(9,635)

Interest Expense
Interest expenses for the three and nine months ended December 29, 2007 increased as compared to the three and nine months ended December 30, 2006.  During April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014, and as a result, we recorded a total of $1.3 million and $3.5 million of interest expense for the three and nine months ended December 29, 2007, respectively.  In addition, we recorded interest expense of $0.4 million and $1.3 million during the three and nine months ended December 29, 2007, respectively, related to the $25.0 million equipment term loan on assets that we entered into on July 1, 2006.  In accordance with SFAS 34, "Capitalization of Interest Cost," we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use.  During the nine months ended December 29, 2007, we capitalized interest of $0.4 million for these qualifying assets.

Interest Income
The increase in interest income for the three and nine months ended December 29, 2007 is due to the increase in cash, cash equivalents and investment balances that resulted from the April 2007 issuance of the two series of convertible subordinated notes.

Impairment Charge
During the second quarter of fiscal 2007, we recorded an impairment charge with respect to our investment in Jazz Semiconductor, Inc. of approximately $33.9 million.

Other Income
The increase in other income is primarily related to foreign currency gains on cash and accounts receivable balances in our China operations, which are denominated in Renminbi.  Our functional currency in our China operations is the U.S. dollar and, pursuant to SFAS 52, "Foreign Currency Translation," we are required to remeasure Renminbi balances.  As the Renminbi increases in value relative to the U.S. dollar, we experience foreign currency gains on our Renminbi denominated asset accounts.  The Renminbi has appreciated approximately 6% year over year.

Income Taxes
Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended December 29, 2007, in accordance with paragraph 82 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we have computed our provision for income taxes based on the actual effective tax rate for the year-to-date by applying the discrete method.  We determined that as small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the reporting period ended December 29, 2007.

The income tax benefit for the three months ended December 29, 2007 was $3.4 million, which is comprised primarily of a tax benefit related to an increase in federal income tax credits and a tax benefit related to income taxes on international and domestic operations.  Income tax benefit for the nine months ended December 29, 2007 was $21.7 million which is comprised primarily of a tax benefit related to a reduction in the deferred tax asset valuation reserve, a tax benefit from the revaluation of China-related deferred tax assets, a tax expense related to an Internal Revenue Service examination, and a tax expense related to income taxes on international and domestic operations. The reversal of the deferred tax asset valuation reserve is explained in Note 6 to the Condensed Consolidated Financial Statements.   Income tax expense for the three months ended December 30, 2006 was $8.0 million and for the nine months ended December 30, 2006 was $9.6 million which for both periods primarily represented domestic and foreign income taxes on international operations and the recognition of certain acquired tax benefits.

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

BUSINESS ACQUISITION

On November 13, 2007, we completed our acquisition of Sirenza, which is expected to enable us to diversify our revenue and improve gross margins.  Sirenza's products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications.

The total purchase price was approximately $880.9 million and consisted of cash consideration of $293.4 million, approximately 95.6 million equity securities valued at $577.5 million, which include common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $10.0 million in transaction costs.

In addition to tangible assets acquired less liabilities, which totaled approximately $62.0 million, the purchase price has been preliminarily allocated to developed technology ($127.5 million), customer relationships ($83.2 million), in-process research and development ($13.9 million, which was charged to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations"), order backlog ($1.8 million) and goodwill ($592.6 million).

We have recorded a restructuring reserve of approximately $0.5 million for severance costs related to the expected synergies resulting from the combination of RFMD and Sirenza.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.8 million, net of offering expenses.  As of December 29, 2007, we had working capital of approximately $639.6 million, including $195.2 million in cash and cash equivalents, compared to working capital at December 30, 2006 of $395.8 million, including $161.0 million in cash and cash equivalents.

During the third quarter of fiscal 2008, the Company announced the definitive agreement to acquire Filtronic for approximately $25.0 million.  As part of the agreement, the Company was required to deposit approximately $10.0 million into an escrow account pending the completion of the acquisition, which is estimated to be completed in the fourth quarter of fiscal 2008.

During January 2008, we announced that our Board of Directors authorized the repurchase of up to $150 million of our outstanding common shares over the next 24 months, which we expect will be funded through our cash on hand.

The share repurchase program authorizes us to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. The number of shares to be purchased and the timing of the purchases will be based on market conditions and other factors. The program may be discontinued at any time.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 29, 2007 generated cash of $99.0 million, compared to generating cash of $120.2 million for the nine months ended December 30, 2006. This decrease in cash provided by operating activities was primarily the result of a decrease in income from continuing operations.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 29, 2007 was $512.8 million compared to net cash used in investing activities of $74.4 million for the nine months ended December 30, 2006, due primarily to the purchase of Sirenza as well as higher investing activities related to the proceeds received from our convertible debt offering in April 2007.

Our capital expenditures totaled approximately $106.6 million during fiscal 2007.  During the first nine months of fiscal 2008, capital expenditures totaled approximately $88.5 million.  We currently expect to fund our remaining fiscal 2008 capital expenditures with cash on hand and cash flow from operations.

Cash Flows from Financing Activities
Net cash provided by financing activities was $379.1 million for the nine months ended December 29, 2007, compared to $33.3 million for the nine months ended December 30, 2006.  The increase in cash provided was primarily due to the private placement of convertible subordinated notes in April 2007.  We issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of December 29, 2007, the outstanding balance of this loan totaled approximately $19.2 million.

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

Convertible Debt  During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of  December 28, 2007, the 0.75% convertible notes and the 1.00% convertible notes had a fair value of $191.5 million and $159.3 million, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of December 14, 2007, the 1.50% convertible subordinated notes had a fair value of $229.2 million.

Capital Commitments  At December 29, 2007, we had short-term capital commitments of approximately $30.1 million, consisting of approximately $21.6 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

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

Taxes  We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions.  Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions.  Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate.  We are subject to audits by tax authorities.  While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes.  There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations for the period covered by an audit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our interest rate risk relating to our short-term and long-term investments as well as our convertible debt has not changed significantly from the disclosure in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Foreign Currency Risk
As a global company, our results are affected by movements in foreign currency exchange rates.  This exposure may change over time as business practices evolve and could have a material impact on our financial results.  Our functional currency is typically the U.S. Dollar.  We have foreign operations in Europe and Asia and a portion of our revenue is derived from sales to customers outside the United States.  Our international revenue is primarily denominated in U.S. dollars.  Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore, these are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro and Renminbi.  If the U.S. dollar weakens compared to the Euro, Renminbi and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars.

For the three and nine months ended December 29, 2007, foreign currency gain was $1.6 million and $2.9 million, respectively (which is recorded in "other income"), as compared to $0.5 million and $0.9 million, respectively, for the three and nine months ended December 30, 2006.  This fluctuation in the current year is driven from our China operations as the Renminbi has appreciated approximately 6% year over year.

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

On November 13, 2007, we acquired Sirenza Microdevices, Inc.  As a result of this acquisition, our organizational structure and consequently our consolidation process is now more complex, as we have significantly increased the size and scope of our international operations and have multiple functional currencies and foreign currency denominated transactions.  We are continuing to integrate Sirenza's historical processes and procedures relating to internal control over financial reporting with our own internal control over financial reporting and have made, and may continue to make, changes to our internal control over financial reporting in future periods.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP.  The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including "machine vision" claims of 12 patents, "bar code" claims of seven patents (some of which are the same as 12 "machine vision" patents) and "integrated circuit" claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff's attorneys' fees.  This case was stayed pending resolution of one of two related actions to which we are not a party.  This case was stayed before any discovery and is in its very preliminary stages.  In one of the related actions, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in the Company's litigation) were unenforceable and invalid.  On September 9, 2005, the Federal Circuit upheld the U.S. District Judge's ruling that claims of the 14 patents are unenforceable.  On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the U.S. District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit.  There are four patents remaining at issue in the litigation.  The stay was vacated on November 7, 2007, and the case is proceeding on the remaining patents.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on October 29, 2007.  The following proposals were voted upon by the shareholders of record:  (1)  A proposal to consider and vote upon the issuance of shares of RFMD common stock in the merger of Iceman Acquisition Sub, Inc. with and into Sirenza Microdevices, Inc. as contemplated by the merger agreement; (2) A proposal to consider and vote upon an adjournment of the RFMD special meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient vote in favor of Proposal No. 1, above; and (3)  A proposal to consider and vote upon an amendment to the RFMD Bylaws to increase the maximum size of the RFMD board of directors from nine members to 11 members (so as to permit the appointment to the RFMD board of directors of two existing members of the Sirenza board of directors).

Votes cast by our shareholders at the meeting were as follows:

1.  Proposal to consider and vote upon the issuance of shares of RFMD common stock in the merger of Iceman
     Acquisition Sub, Inc. with and into Sirenza Microdevices, Inc. as contemplated by the merger agreement.

Shares Voted in Favor	Shares Voted Against	Shares Abstaining	Broker Non-Vote
106,751,830	1,315,026	202,938	59,333,839

2.  Proposal to consider and vote upon an adjournment of the RFMD special meeting, if necessary, if a quorum is present, to solicit additional proxies if there are not sufficient vote in favor of Proposal No. 1.

Shares Voted in Favor	Shares Voted Against	Shares Abstaining
156,212,476	10,806,628	584,529

3.  Proposal to consider and vote upon an amendment to the RFMD Bylaws to increase the maximum size of the
     RFMD board of directors from nine members to 11 members (so as to permit the appointment to the RFMD board of directors of two existing members of the Sirenza board of directors).

Shares Voted in Favor	Shares Voted Against	Shares Abstaining
163,539,500	3,707,385	356,748

ITEM 6.  EXHIBITS

3.1	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (1)

10.1	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (2)*

10.2	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (3)*

10.3	Noncompetition Agreement, dated as of August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (2)

10.4	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, effective as of November 14, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (2)

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

(1)     Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, filed with the Securities and
         Exchange Commission on November 15, 2007 (File No. 333-147432).

(2)     Incorporated by reference to the exhibit of the same number to our Registration Statement on Form S-4, filed on
         September 13, 2007 (File No. 333-146027).

(3)     Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and
         Exchange Commission on November 19, 2007.

*  Executive compensation plan or agreement

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: February 7, 2008
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: February 7, 2008
/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.1	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (1)

10.1	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (2)*

10.2	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (3)*

10.3	Noncompetition Agreement, dated as of August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (2)

10.4	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, effective as of November 14, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (2)

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

(1)     Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, filed with the Securities and Exchange Commission on November 15, 2007 (File No. 333-147432).

(2)     Incorporated by reference to the exhibit of the same number to our Registration Statement on Form S-4, filed on September 13, 2007 (File No. 333-146027).

(3)     Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 19, 2007.

*  Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511. 27