Form 10-K
period 2008-03-29
RF MICRO DEVICES INC
filed 2008-05-28
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2008
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,299,952,405 as of September 29, 2007. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 263,055,651 shares of the registrant’s common stock outstanding as of May 16, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2008 annual meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 29, 2008.

RF MICRO DEVICES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 29, 2008

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
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2008, 2007 and 2006 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.
Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.
ITEM 1. BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. During fiscal 2008, we were a recognized global leader in the design and manufacture of high-performance radio frequency (RF) systems and solutions for mobile communications. Our power amplifiers (PAs), transmit modules, cellular transceivers and transceiver modules and system-on-chip (SoC) solutions enabled worldwide mobility, provided enhanced connectivity and supported advanced functionality in current- and next-generation mobile devices, cellular base stations, wireless local area networks (WLANs) and global positioning systems (GPS).
Our design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which we access through both internal and external resources. We are the world’s largest manufacturer of RF compound semiconductors, with a focus on aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (HBT) and GaAs pseudomorphic high electron mobility transistor (pHEMT) process technologies. We access silicon, silicon germanium (SiGe) and other technologies through leading foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
In fiscal 2008, our Cellular Products Group (CPG) supplied essentially all of the leading handset original equipment manufacturers (OEMs) and original design manufacturers (ODMs). Our customers include Nokia Corporation, Motorola, Inc., Samsung Electronics Co., Ltd., Huawei Technologies Co., Ltd., LG Electronics, Inc. and Sony Ericsson Mobile Communications. Our customer relationships benefit from our collaboration with leading baseband manufacturers, as their reference designs are utilized by both OEMs and ODMs.
Through our Multi-Market Products Group (MPG) we supply a broad portfolio of RF components for mobile wireless infrastructure networks, wireless local area networks, fixed wireless networks and broadband wireline applications such as coaxial cable and fiber optic networks and cable television set-top boxes. We also supply components to consumer-oriented end markets, including antennae and receivers for satellite radio, tuner-related integrated circuits ( ICs) for high definition television, and transceiver ICs for use in digital cordless telephones, personal handyphone systems, handsets, wireless speakers, cordless headsets and other personal electronic appliances. Our aerospace and defense (A&D) products include RF components for government, military, avionics, space and homeland security systems. Our MPG serves a very broad and highly diversified set of customers located throughout the world.

During fiscal 2008, we completed two strategic acquisitions. In the third quarter of fiscal 2008, we acquired Sirenza Microdevices, Inc. (Sirenza), which has helped us transition into a highly diversified RF company. In the fourth quarter of fiscal 2008, we acquired Filtronic Compound Semiconductors, Limited (Filtronic) to reduce our GaAs pHEMT sourcing costs, increase our GaAs capacity (with the addition of a high-volume, state-of-the-art GaAs wafer fabrication facility), reduce our capital expenditures, and expand our product portfolio of multi-market products.
In the first quarter of fiscal 2009, we announced a strategic restructuring that leverages our leadership in RF components and compound semiconductors. As part of the restructuring, we announced we would eliminate approximately $75.0 million in expenses related to our next-generation cellular transceivers and GPS solutions. Further, we announced we would focus on our core semiconductor component opportunities, including our cellular front ends and other components in CPG and our expanding portfolio of RF components in MPG. We intend to fully support cellular transceivers already in production, and we anticipate transceiver revenue will grow in the current fiscal year.
We expect this strategic restructuring will enable us to deliver more predictable financial results and substantially higher profitability. We are the industry leader in RF components and the world’s largest manufacturer of compound semiconductors, and we are investing in growing markets where we have a demonstrated track record of success.
Industry Overview
RFMD’s business is diversified into many industries. The handset market is the largest, and is characterized by large unit volumes. Analysts expect handset shipments in calendar year 2008 to exceed 1.2 billion units, roughly 10% more than in calendar year 2007. We estimate that over 80% of handsets are shipped by the top-five handset manufacturers.
The handset market is also transitioning to 3G, a standard expected to grow approximately 40% this year. These 3G systems must remain backward compatible with earlier systems, and also need to operate in multiple frequency bands. These requirements drive significant increases in RF complexity, and the dollar total addressable market (TAM) associated with these components is expected to grow faster than the overall handset market. Emerging markets are also driving handset industry growth as first-time consumers purchase entry-level handsets and as existing customers purchase replacement handsets.
The growth drivers for 3G systems include consumer demand for increased data rate applications, including videos and pictures, which consumers can create and upload to websites using 3G handsets. WLAN functionality (also known as wireless fidelity (WiFi)) is also being added to handsets in order to meet the increasing consumer demand for data applications. Future growth drivers for 3G systems include anticipated deployments in China and India, the two largest countries in terms of subscribers. Also, higher data rate systems, including 4G and Worldwide Interoperability for Microwave Access (WiMAX), are expected to be deployed over the next three years. The increased demand for data applications is also favorably impacting other markets. For example, as cellular networks carry more data, the demand increases for more and faster wireless backhaul systems to connect cellular base stations to switching centers. Components for cable TV infrastructure and set top boxes are also expected to benefit from increased data usage, primarily high definition television (HDTV), as well as internet protocol television (IPTV), voice over internet protocol (VOIP) and increases in internet browsing traffic.
In many of the markets we serve, our customers continue to ask for more highly integrated solutions. Many RF components, especially components over 5GHz (for markets such as A&D) are manufactured using process technologies that are not easily integrated with existing solutions. Accordingly, we see an increasing opportunity to leverage our module design and manufacturing capabilities to provide more highly integrated solutions.
Strategy
We are the industry leader in RF components and the world’s largest manufacturer of compound semiconductors. We operate two synergistic product groups, CPG and MPG, both of which focus on RF components with a strong emphasis on compound semiconductor technology. Our goal is to extend and leverage our leadership in RF components and compound semiconductors into multiple markets.

CPG is focused on high-volume cellular front ends and other cellular components where we have leading market share. The TAM for cellular front ends is approximately $2.5 billion and we currently expect it to grow at a double-digit rate over the next five years to over $3.5 billion.
Many factors support the projected growth in the cellular front end market. First, as noted above the TAM for cellular handsets is expected to grow over the next five years, increasing the required number of front end components. Second, cellular handsets continue to adopt front end components called transmit modules, which integrate both the GaAs HBT power amplifier and the GaAs pHEMT switch. Third, the growth rate of 3G multi-mode handsets continues to exceed the overall rate of growth of handsets. Multi-mode handsets are more complex and generally require added dollar content in the front end section, sometimes two to three times the dollar content of standard handsets. This is because 3G multi-mode handsets operate in multiple frequencies and air interface standards. RFMD is the leading supplier of cellular front ends, the leading supplier of transmit modules, and the leading supplier of 3G multi-mode front ends. Additionally, cellular front ends will increasingly include multiple filters and duplexers which contribute to the increasing TAM.
We intend to retain our leadership in cellular front ends by retaining world class design engineering talent and investing in state-of-the-art GaAs process technologies. We are also investing in advanced packaging technologies including low-cost module technology and wafer level packaging (WLP) technology for filters and duplexers, which utilize semiconductor processing equipment to cost-effectively package the underlying device. We package an increasing percentage of our cellular front ends internally and we are the world’s largest GaAs manufacturer. Combined with our industry-leading supply chain, we deliver our CPG customers unmatched manufacturing resources.
MPG ranks as one of the world’s largest and most diversified multi-market groups. MPG focuses on high value RF, microwave and millimeter wave components. We believe that the TAM for MPG’s components approaches $15.0 billion. MPG serves multiple markets, including but not limited to cable TV, digital set top box, wireless infrastructure, cellular backhaul, RF lighting, automatic meter reading, GPS, A&D, wireless computing and networking, automotive electronics and cordless telephones.
MPG’s strategy is to leverage CPG’s scale advantages, innovative technologies and deep knowledge of systems architectures into MPG’s products and markets. MPG’s components and technologies are similar to many of CPG’s products and technologies, with differences in frequency of operation and signal strength. MPG also develops products that utilize specialty compound semiconductor technologies, such as gallium nitride (GaN) and fine line geometry pHEMT. We intend to leverage these technologies into additional areas where high performance is essential, particularly CATV products, base station power amplifiers and A&D applications.
We intend to leverage our expertise and scale in compound semiconductors in order to profitably grow our RF components business. We are sharply focused on value creation and profitability, and we will invest in technologies and growth opportunities that support our financial models.
Markets
We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial, industrial, military and aerospace and other markets in both wireless and wired communications applications.
Aerospace and Defense — A&D markets that we compete in include high reliability and high frequency devices that go primarily into radar and satellite communications equipment.
Broadband Transmission & Consumer — This market is comprised of several groupings that relate to the cable and broadband transmission categories and consumer electronics markets. These include CATV hybrid infrastructure amplifiers that boost the voice and data signal over established cable lines, as well as products used in cable modems and set top boxes. MPG also produces components used in products such as baby monitors, external wireless antennae for the automobile industry, and wireless media applications such as high-end audio speakers and cordless phones.
Cellular Handset — In cellular applications, calls are placed through mobile devices by making a connection with a base station via RF channels. The ability of the mobile device to maintain this connection over a long distance and for long periods of time is driven largely by the quality of the RF section of the handset, in particular the power amplifier and surrounding components, such as switches, filters and low noise amplifiers (LNAs). Various combinations of these components are commonly provided to customers in the form of front end components, known such as power amplifier modules and transmit modules. CPG also supplies transceiver products complying to the EDGE air interface standard, although RFMD has announced plans to cease product development in this area.
Wireless Infrastructure — Base stations are installed across an area to create wireless telecommunications networks that enable mobile devices to communicate with one another or with wired telephones. Each base station is equipped to receive and send RF signals through an antenna to and from mobile devices. This market is typified by a requirement for highly reliable, long life products with superior durability and performance. Included in this market segment are also point-to-point microwave radio applications. For point-to-point applications wireless transmission and reception occurs between two fixed points. Common applications include broadcasting, backhaul (the way a cellular base station connects to the rest of the telephone network), and trunking for use in operating data links within communications carriers and IT infrastructure.
Wireless Networking — Wireless networking involves the transmission and reception of data such as e-mail, faxes, computer files, internet content and voice by computers and mobile devices via RF links rather than wireline connections. We compete in both the WiFi and WiMAX wireless networking technology markets. WiFi is used primarily for short-range in home or office network applications in personal computers, gaming platforms and smartphones, as well as wireless home routers and access points, such as those used in wireless hotspots. WiMAX is an emerging complementary technology to WiFi and is intended for longer-range applications, providing a fixed or mobile broadband wireless link for homes, mobile computers, phones or other broadband platforms.
Other Markets — In the wireless market we supply components for public tolling, meter reading, gaming, industrial radios, audio equipment, connectors, modem cards, security systems, paging and a large number of other applications and devices that can benefit from utilizing wireless technologies. We also supply components for cordless telephony, satellite radio, microwave communications, monitoring devices, interactive toys, PC modem cards, keyless entry and handheld devices used for point-of-sale and other applications.
Manufacturing
For the majority of our products, the production process begins with GaAs or silicon wafers. Most GaAs products incorporate a transistor layer that is grown on the wafer using a molecular beam epitaxy (MBE) or metal organic chemical vapor deposition (MOCVD) process.
The starting material is sent to one of our wafer fabrication facilities where we isolate the transistor layer and interconnect the transistors according to the circuit design. The circuit design, which determines the functions performed by individual die is printed on the wafers using microscopic imaging technology and thin films of deposited materials. Once wafer processing is complete, the wafers are singulated into individual die. We have two wafer fabrication facilities located in Greensboro, North Carolina, and we recently added a third wafer fabrication facility in Newton Aycliffe, United Kingdom, through our acquisition of Filtronic. GaAs process technologies include both HBT and pHEMT, which are important technologies for transmit and front end modules for both our cellular and wireless networking markets. We expect continued expansion of GaAs-related content in our product offerings. During fiscal 2008, we began to upfit a new wafer fabrication facility in Greensboro, North Carolina. Due to the recently added capacity through the acquisition of Filtronic, the completion of this wafer fabrication facility is on hold until GaAs wafer demand requires additional capacity.
The next step in the manufacturing process is assembly, during which the die is placed in a microelectronic package and connectability is provided by small wires. Once assembled, our products are tested based on the product specifications and, after testing, are prepared for shipment through a tape and reel process.
We currently use several external assembly suppliers, as well as our internal assembly facilities in Beijing and Shanghai, China, and Nuremberg, Germany, to package and assemble our products. In fiscal 2008, we expanded our internal assembly operations in Beijing by more than 100% as compared to the end of fiscal 2007. In fiscal 2009, we expect to further expand our internal assembly capacity in Beijing. We believe that by increasing our internal assembly capacity, we will strengthen our supply chain and reduce manufacturing costs, thereby contributing to our ongoing initiatives to improve profitability. We also believe that the increased use of our internal assembly operation will result in better inventory management. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina, and Beijing and Shanghai, China. We also test products in our Nuremberg facility, and we also utilize contract suppliers and partners in Asia to test our products.

During fiscal 2009, we expect to continue to focus on new process technology development and manufacturing cost reductions. In particular, we expect to finalize the production release of our GaN semiconductor process technology. Additionally, we expect to reduce the cost of our products through our newly developed and qualified WLP of surface acoustic wave (SAW) filters, flip chip assembly and integrated RF shield manufacturing technologies. We have developed WLP SAW filters which provide a lower cost filter and which we believe reduce cost by eliminating the need for more costly ceramic packages. This WLP SAW technology will support our flip chip assembly technology. Our investment in flip chip assembly technology allows us to offer lower-cost solutions to our customers by reducing the surface area required, eliminating higher cost wire bonding processes and providing us the internal capability in this packaging area. In addition, flip chip technology is expected to improve the performance of our products by reducing the variability in the RF environment through the elimination of wire bonding. We have developed and are now manufacturing products with our low-cost integrated RF shielding (MicroShield™) that can eliminate the need for external RF shields in the cellular handset. MicroShieldTM reduces the sensitivity of our products to their environment in the handset, lowers the profile of the RF section of the handset, enables our customers’ handset platform strategies and reduces our customers’ time to market.
Our quality management system is registered to ISO 9001 standards and our environmental management system is registered to ISO 14001:2004. This means that a third party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 150 countries. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing. The ISO 14001:2004 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs. We believe that all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality.
Products and Applications
We offer a broad line of products that range from single-function components to more highly-integrated ICs and multi-chip modules, (MCMs). Our ICs include gain blocks, LNAs, power amplifiers, receivers, transceivers, modulators, demodulators and voltage-controlled oscillators, and employ a broad array of semiconductor process technologies, including SiGe, GaAs, and silicon complementary metal oxide semiconductor, or CMOS. Our MCM product line includes power amplifier modules, active antenna products, voltage controlled oscillators, or VCOs, phase-locked loops, or PLLs, coaxial resonator oscillators, or CROs, active mixers, hybrid amplifiers, power doublers and optical receivers. Our passive components include splitters, couplers, mixers, transformers, isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications.
Raw Materials
We purchase numerous raw materials and parts, such as passive components and substrates, from external suppliers. We currently use independent foundries to supply all of our silicon-based requirements. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. In order to minimize our risk associated with external suppliers, we qualify multiple sources of supply and closely monitor suppliers’ key performance indicators.
Customers
Sales to our largest customers, Nokia and Motorola, represented approximately 59% and 14%, respectively, of our revenue in fiscal 2008. The loss of either of these customers would have a material adverse effect on our financial condition and results of operations.

Information about revenue, operating profit or loss, and total assets, is presented in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.
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
We believe that maintaining a close relationship with customers and channel partners and providing them with ongoing technical support is essential to customer satisfaction. Our applications engineers interact with customers during all stages of design and production, provide customers with current product application notes and engineering data, maintain regular contact with customer engineers and assist in the resolution of technical problems. We believe that maintaining close contact with customers improves their level of satisfaction and enables us to anticipate their future product needs.
Research and Development
Our research and development provides the technologies and products to maintain leadership in the wireless communications market. We conduct research and development focused on supporting current product roadmaps as well as technology development focused on enabling longer-term, leading-edge products. Following the announcement of our strategic restructuring during the first quarter of fiscal 2009, our research and development activities will focus on the development of technologies that utilize our compound semiconductor expertise for RF components in the cellular, RF, microwave and millimeter wave markets.
In semiconductors, we have developed several generations of both InGaP and AlGaAs-based HBT and are finalizing the production release of our GaN semiconductor process. Each new generation improves upon currently available HBT technology, either in uniformity, linearity or efficiency. We have released a pHEMT process for switches that is in high-volume production today. In addition, we are developing other advanced process technologies that facilitate integration of RF components.
In the packaging area, we have developed low-cost integrated RF shielding that could eliminate the need for external RF shields in the cellular handset. We believe our integrated RF shielding technology reduces the sensitivity of our products to their environment in the handset, lowers the profile of the RF section of the handset, enables our customers’ handset platform strategies and reduces our customers’ time to market. We also are developing module substrate technologies that allow smaller product footprints and more complex integration in our modules.
We are finding new ways to reduce the cost of RF components. For example, SAW filters, which are currently packaged in costly hermetic ceramic packages, are placed by handset manufacturers on the phone board. We have developed die-level SAW filters with WLP that can be manufactured in our own wafer fabrication facilities and should eliminate the need for the hermetic ceramic package. This will save both cost and area by eliminating redundant packaging and is expected to provide the lowest-cost, highest-performance solution. Additionally, the complexity of the RF front end is increasing with multi-mode handsets, thus driving the need for significant improvements in performance and reductions in cost and size. We are developing microelectromechanical systems (MEMS) devices to address this need, including a mechanical switch that is micro-machined onto the surface of an integrated circuit.
In fiscal 2008, 2007 and 2006, we incurred approximately $207.4 million, $185.0 million and $168.9 million, respectively, in research and development expenses. We do not separately account for customer-sponsored research and development expenses from research and development expenses paid directly by us. As a result of our strategic restructuring that we announced during the first quarter of fiscal 2009, we anticipate that research and development headcount and spending will decrease.

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
Intellectual Property
We value intellectual property (IP) and actively seek opportunities to further protect and advance our business interest by using a combination of IP instruments including patents, copyrights, trademarks and trade secrets. We maintain processes and programs to manage our IP interest and to mitigate the risk of IP misappropriation.
We typically file several patent applications annually within the United States and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. However, we continue to acquire patents through licensing, acquisitions or direct prosecution efforts. We believe that our patents are sufficient to protect our business, although our business in the aggregate is not dependent on a single patent or application.
Our business, including a significant percentage of our patents, is focused on RF communication devices, components, sub-components, systems, software and processes. We believe that the duration of our most relevant patents is sufficient to support our business, especially in view of the limited market life of some of our products. As we improve upon existing products and invent new ones, new patents are acquired to further enhance our return on investment in products that utilize these inventions.
Some of our products require the development and integration of software to make the product or component thereof operable. We seek to copyright this software and patent specific features of the software where applicable. Similarly, we copyright artwork, manuals, drawings, schematics and other non functional original artistic works.
We endeavor to create strong brands for our products and services. As such, we federally register trademarks, service marks, and trade names that distinguish our products and services in the market. Care is taken to diligently monitor these marks for their proper and intended use.
We also protect our interest in proprietary information including business strategies, unpatented inventions, formulas, processes, and other business information that provides a competitive advantage. Such information is closely monitored and made available only to those needing access to the information.
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
Backlog
Due to industry practice and our experience, we do not believe that backlog as of any particular date is indicative of future results. Our sales are the result of consumption of standard and custom products from consigned inventory held by our customers and from purchase orders for delivery of standard and custom products. The quantities projected for consumption of consigned inventory and quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the specific customer’s needs.

Employees
On May 16, 2008, we had 4,646 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in engineering, product design and technical marketing, is limited. None of our employees is represented by a labor union, and we have never experienced any work stoppage. We believe that our current employee relations are good.
Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2008	2007	2006

Sales:
United States (U.S.)	$100,907	$73,773	$113,200
International	855,363	949,842	657,047

Long-lived tangible assets:
United States	$338,395	$324,374	$303,358
International	91,842	49,081	37,935
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Of our total international revenue for fiscal 2008, approximately 41% ($350.8 million) was from customers in China, 13% ($109.0 million) from customers in Hungary, 10% ($82.3 million) from customers in Singapore, 8% ($71.4 million) from customers in Taiwan, 7% ($63.9 million) from customers in Korea, 7% ($59.2 million) from customers in Finland, and 6% ($49.9 million) from customers in India.
Long-lived tangible assets include property and equipment. At March 29, 2008, approximately $84.2 million (or 20%) of our total property and equipment was located in China.
For the risks associated with these foreign operations, see our risk factor entitled “We are subject to risks from international sales and operations” contained below in Item 1A, “Risk Factors.”
Environmental Matters
By virtue of operating our MBE and wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines on us, the suspension of production or a cessation of operations, the occurrence of which could have an adverse impact upon our capital expenditures, earnings and competitive position. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. We are an ISO 14001:2004 certified manufacturer with a comprehensive Environmental Management System (EMS) in place in order to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.
We actively monitor the hazardous materials that are used in the manufacture and assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This assures that our products are compliant with the requirements of the markets into which the products will be sold.

There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2009 or fiscal 2010.
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
We design and manufacture high performance semiconductor components for wireless applications. The wireless markets are characterized by the frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of integrated circuits that are superior to the products we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.
We face risks associated with the operation of our manufacturing facilities.
We operate facilities with MBE and wafer fabrication capabilities in Greensboro, North Carolina, and Newton Aycliffe, United Kingdom. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina, and China, and we also utilize contract suppliers and partners in Asia to test our products.
A number of factors will affect the future success of our facilities, including the following:
•	demand for our products;

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our production;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of and the impact of the volatility of commodity pricing on raw materials, including GaAs substrates, gold and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China, United Kingdom and Germany;

•	heavy reliance on our internal facilities;

•	heavy reliance on our wafer fabrication facilities located in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of down-time in our facilities for any reason.
We face challenges managing our employee base.
To manage our growth effectively, we must:
•	continue to develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms in foreign locations;

•	train and manage our employee base; and

•	attract and retain qualified people with experience in RF engineering, integrated circuit design and technical marketing and support.
Competition for these technical resources is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly, test and tape and reel partners. Our systems, networks, software tools or procedures may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results and success may also depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, integrated circuit design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.
We depend heavily on third parties.
We purchase numerous component parts, substrates and silicon-based products, from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs.
We currently use several external manufacturing suppliers, in order to supplement our internal manufacturing capabilities. We believe all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 standards. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.
Our operating results fluctuate.
Our revenue, earnings and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:
•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or acquire additional capacity, in response to customer demand;

•	our ability to successfully complete the ongoing efforts of certain cost-reduction actions; and

•	our ability to successfully integrate and realize expected synergies from our recent acquisitions.
It is likely that our future operating results could be adversely affected by one or more of the factors set forth above or other similar factors. If our future operating results are below the expectations of stock market analysts or our investors, our stock price may decline.
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

In May 2008, we began implementing a restructuring plan to reduce our investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on core semiconductor component opportunities, including cellular front ends. Pursuant to Statement of Financial Accounting Standards 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are required to test for recoverability if indicators of impairment exist such as a change in the extent or manner a long-lived asset is being used related to our restructuring plan. This requires us to estimate the undiscounted cash flows and determine the recoverability of the long-lived assets in order to measure the impairment, if any. These estimates will be used to recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value for assets held and used. If we decide to sell long-lived assets related to the restructuring plan, we are required to measure the fair value less the cost to sell and recognize an impairment if the carrying value exceeds this value. Subsequent changes to fair value net of the cost to sell will impact the estimated impairment charge until the final sale of these assets.
If we experience poor manufacturing yields, our operating results may suffer.
Our products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our products, many of which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing (logistics) yield is a combination of yields across the entire supply chain including wafer fabrication, assembly, and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields on certain new and existing products.
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
We typically manufacture custom products on an exclusive basis for individual customers for a negotiated period of time. The concentration of our revenue with a relatively small number of customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

Our operating results are dependent on our GaAs process technology and demand for our GaAs products.
Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using GaAs process technology. Our dependence on GaAs products could have an adverse effect on our operating results in the future. Competitors offer their own GaAs products, which can adversely affect our selling prices. Also, new process technologies are being developed, and one or more of these processes could have characteristics that are superior to GaAs. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs components or otherwise adversely affect our operating results.
We operate in a very competitive industry and must continue to implement innovative technologies and increase capacity utilization in order to reduce costs and improve margins.
We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF components, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. Foundry services are now available for GaAs HBT processes, which may enable new competitors without their own fabrication facilities. Customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture integrated circuits internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. In order to improve our margins, we need to reduce our costs by making continual operational improvements to reduce cycle time, increase capacity utilization and improve test yields. Our inability to meet these objectives could have an adverse effect on our operating results.
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
We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we likely will not reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenue by six to nine months or more. The actual value of a design win to us will ultimately depend on the commercial success of our customer’s product.
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
Sales to customers located outside the United States accounted for approximately 89% of our revenue in fiscal 2008. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars. If they do not, our reported revenue and earnings will become more directly subject to foreign exchange fluctuations.
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
Unfavorable general economic conditions in the United States or in other major markets could negatively impact our financial performance.
Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the demand for some of our products. Our customer base includes OEMs that are reliant on consumer demand. Consumers may seek to reduce discretionary spending, which can soften demand for our customers’ products and can negatively affect our financial performance.
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
As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders’ percentage ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:
•	unanticipated costs, capital expenditures or working capital requirements associated with the acquisition;

•	acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

•	diversion of management’s attention from our business;

•	injury to existing business relationships with suppliers and customers;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•	unrealized expected synergies.
We have a material amount of goodwill and long-lived assets, including finite-lived acquired intangible assets, which, if impaired, could harm our results of operations.
We have a material amount of goodwill, which is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets acquired. Goodwill is subject to an annual impairment evaluation based on the fair value of the reporting unit. We also have a material amount of long-lived assets, including finite-lived acquired intangible assets recorded on our balance sheet. These assets are evaluated for impairment annually or whenever events or changes in circumstances indicate the carrying value of the related assets may not be recoverable. Any impairment of our goodwill or long-lived assets, including finite-lived acquired intangible assets, could harm our business, financial condition and results of operations.
Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
As of March 29, 2008, our long-term investments included $26.3 million of high-grade (AAA rated) auction rate securities issued primarily by municipal authorities. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not experienced any realized gains or losses on our auction rate securities.
We may face uncertainties related to the effectiveness of our internal control over financial reporting.
Public companies in the United States are required to review their internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote.
As we continue to integrate recent acquisitions, there can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. An unresolved material weakness in our internal control over financial reporting could cause our management and our independent registered public accounting firm to conclude that our internal control over financial reporting is not effective. If internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.
We rely on our intellectual property portfolio and may face claims of infringement.
Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Because of the volume of creative works rendered throughout RFMD’s offices, some of these works may not receive the benefit of federal registration. In addition, the wireless industry is subject to frequent litigation, often regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology covered by the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all.
In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others, especially through divisions outside of the U.S.
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
The trading price of our common stock is subject to wide fluctuations in response to quarterly variations in operating results, positive or adverse business developments, changes in financial estimates by securities analysts, announcements of technological innovations, introduction of new products by us or our competitors, transactions by corporate insiders and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations based on factors outside our control that have particularly affected the market prices for many high technology companies. These broad market fluctuations may materially affect the market price of our common stock.
Our convertible subordinated debt may have a dilutive effect on our existing shareholders and may have other adverse effects on our results of operations.
On April 4, 2007, we issued $175.0 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175.0 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. On April 10, 2007, we issued an additional $25.0 million aggregate principal amount of 2012 Notes in connection with Merrill Lynch’s partial exercise of its over-allotment option. The Notes are convertible into shares of our common stock under certain circumstances. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of the $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share.

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
The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our shareholders interests could be diluted as a result of the shares of our common stock that would be issued in the event of conversion of all of our convertible subordinated notes;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	a portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness;

•	our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flow in the future and we cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs; and

•	our ability to have sufficient cash to satisfy our obligations, if any of our outstanding convertible subordinated notes become convertible pursuant to their terms and the holders elect to convert or if holders elect to put their notes to us on the specified repurchase dates.
In connection with the 2007 convertible subordinated notes offering, we entered into a registration rights agreement with Merrill Lynch. Under the registration rights agreement, we filed an immediately effective shelf registration statement with the SEC covering resales of the Notes and the common stock issuable upon conversion of the Notes. If we fail to meet certain obligations to amend the registration statement, we will be required to make (i) additional interest payments to the holders of the affected Notes that is equal to an annual rate of 0.5% of the aggregate principal amount of the affected Notes, or (ii) if any of the affected Notes have been converted into shares of our common stock, a payment equal to an annual rate of 0.5% of the applicable conversion price with respect to such shares of common stock. If we are required to make these additional interest payments to the holders of the Notes, such payments may adversely affect our financial condition and results of operation, particularly our earnings results.
Provisions in our governing documents could discourage takeovers and prevent shareholders from realizing an investment premium.
Certain provisions of our articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of RFMD. These provisions include the ability of our Board of Directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval and the requirement of supermajority shareholder approval of certain transactions with parties affiliated with RFMD. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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
We expect to incur significant costs integrating our recent acquisitions into a single business, and if such integration is not successful we may not realize the expected benefits of the acquisitions.
We expect to incur significant costs integrating our operations, products and personnel with those of our recent acquisitions. These costs may include costs relating to:
•	employee redeployment, relocation or severance;

•	conversion of information systems;

•	combining research and development teams and processes;

•	reorganization or closure of facilities;

•	relocation or disposition of excess equipment; and

•	the diversion of management’s attention away from operations.
We do not know whether we will be successful in these integration efforts and cannot assure shareholders that we will realize the expected benefits of the acquisitions.
We may not fully realize the anticipated benefits from our restructuring plan.
In May 2008, we began implementing a restructuring plan to reduce our investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities.
The restructuring plan is expected to eliminate approximately $75.0 million in annual expenses by reducing investments in wireless systems composed of cellular transceivers and GPS solutions. The reduction is expected to begin to be realized in the first quarter of fiscal 2009, with the majority of the benefit expected to be realized in third quarter of fiscal 2009. The restructuring plan is expected to eliminate approximately 350 positions worldwide. No assurance can be given that the implementation of the restructuring plan will generate all of the anticipated cost savings and other benefits.
In connection with implementing the restructuring, we have made changes to our management structure and many employees have assumed new or expanded roles. In addition, certain employees have voluntarily terminated their employment with us. In light of the restructuring or in connection with any future business changes, key employees may need to gain experience in their new roles, may be distracted in carrying out their usual roles, or may decide to leave. No assurance can be given that the changes in our management structure, both those resulting from the restructuring and those which were unanticipated, will yield a more effective or competitively advantageous operation.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not Applicable.

ITEM 2. PROPERTIES.
Our GaAs wafer manufacturing facilities are primarily located in Greensboro, North Carolina, and include a four-inch wafer production facility (leased), a six-inch wafer production facility (owned) and an MBE facility (leased). A third facility (leased) has been partially upfit and is held in a position of readiness to produce wafers in less than twelve months. In addition, we acquired a wafer fabrication facility in the United Kingdom (owned).
We also have three assembly and test sites internationally. Our largest assembly and test site is located in Beijing, China (owned), where we assemble and test modules. We currently in-source approximately 50% of our assembly, but we have the facilities available to approximately double our capacity. In Shanghai, China, we have a leased facility capable of supporting a variety of packaging and test technologies in support of our multi-market products portfolio. This facility can expand its current capacity by 100%.
In Nuremberg, Germany, we have a leased facility capable of supporting a variety of packaging and test technologies.
We lease two office buildings and suites in two other office buildings in Greensboro, North Carolina.
We also lease space for our design centers in Chandler and Tempe, Arizona; Carlsbad, Irvine, Scotts Valley, and Torrance, California; Broomfield, Colorado; Cedar Rapids, Iowa; Palatine, Illinois; Billerica, Massachusetts; Charlotte, North Carolina; Richardson, Texas; Shanghai, China; and Norresundby, Denmark. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Reading, England; Toulouse, France; Bangalore and Hyderabad, India; Tokyo, Japan; Seoul, South Korea; and Taipei, Taiwan.
In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes, and the productive capacity in such facilities is substantially being utilized or we have plans to further utilize the facilities.
ITEM 3. LEGAL PROCEEDINGS.
We have been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP. The suit alleges that we have infringed claims of a total of at least 17 and possibly 18 patents, including “machine vision” claims of 12 patents, “bar code” claims of seven patents (some of which are the same as 12 “machine vision” patents) and “integrated circuit” claims of three or four patents and seeks injunctive relief, damages for the alleged infringements and payment of the plaintiff’s attorneys’ fees. This case was stayed pending resolution of one of two related actions to which we are not a party. This case was stayed before any discovery and remains in its preliminary stages. In one of the related actions in which we are not a party, a U.S. District Judge ruled that claims of 14 patents (each patent being among those patents at issue in our litigation) were unenforceable and invalid. On September 9, 2005, the Federal Circuit upheld the U.S. District Judge’s ruling that claims of the 14 patents are unenforceable. On December 22, 2005, the plaintiff, Lemelson Medical, Education & Research Foundation, LP, filed a motion with the U.S. District Court for the District of Arizona to dismiss the case as to the 14 patents that have been held unenforceable by the Federal Circuit. There are four patents remaining at issue in the litigation. The stay was vacated on November 7, 2007, and the case is proceeding on the remaining patents.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RFMD.” The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 16, 2008, there were 2,253 holders of record of our common stock.

	High	Low
Fiscal Year Ended March 29, 2008
First Quarter	$6.76	$6.00
Second Quarter	7.28	5.57
Third Quarter	7.46	5.40
Fourth Quarter	5.82	2.52

Fiscal Year Ended March 31, 2007
First Quarter	$9.58	$5.49
Second Quarter	7.74	5.25
Third Quarter	8.29	6.69
Fourth Quarter	8.60	6.12
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH

	Fiscal Year End
	2003	2004	2005	2006	2007	2008
Total Return Index for:
RF Micro Devices, Inc.	100.00	140.13	82.34	138.84	100.00	43.82
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
NASDAQ Electronic Components	100.00	172.38	143.55	159.34	147.79	144.65

Notes:
A.	The lines represent monthly index levels derived from compounded daily returns, assuming investment of all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on March 29, 2003.

Purchases of Equity Securities

			Total number of
			shares purchased as	Approximate dollar value
	Total number	Average	part of publicly	of shares that may yet be
	of shares	price paid	announced plans or	purchased under the
Period	purchased	per share	programs	plans or programs
December 30 to January 26	0	$0.00	0	N/A
January 27 to February 23	23,069,300	$3.26	23,069,300	74,893,117
February 24 to March 29	6,930,700	$3.31	6,930,700	51,937,619

Total	30,000,000	$3.27	30,000,000

During the fourth quarter of fiscal 2008, our Board of Directors authorized the repurchase of up to $150 million of its outstanding common stock over the next 24 months. The share repurchase program authorizes us to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 29, 2008, we repurchased 30.0 million shares at an average price of $3.27 on the open market.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	2008	2007	2006		2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:

Revenue	$956,270	$1,023,615	$770,247		$634,204	$651,379
Operating costs and expenses:
Cost of goods sold	681,314	666,755	501,224	[5]	417,079	405,008
Research and development	207,362	184,979	168,858	[5]	156,464	128,152
Marketing and selling	57,330	53,863	52,121	[5]	47,409	45,226
General and administrative	42,080	37,301	29,589	[5]	25,053	21,135
Other operating expense (income)	19,085	(33,834)[3]	(251)		49,469 [6]	9,785 [7]

Total operating costs and expenses	1,007,171 [1]	909,064	751,541		695,474	609,306

(Loss) income from operations	(50,901)	114,551	18,706		(61,270)	42,073

Interest expense	(9,960)	(4,583)	(4,188)		(6,506)	(12,865)
Interest income	29,046	9,305	4,354		4,018	3,463
Other income (expense), net	3,906	(32,874)[4]	1,339		(1,706)	(2,478)

(Loss) income before income taxes	(27,909)	86,399	20,211		(65,464)	30,193

Income tax benefit (expense)	33,655 [2]	(2,983)	(3,881)		(581)	(485)

Net income (loss)	$5,746	$83,416	$16,330		$(66,045)	$29,708

Net income (loss) per share:
Basic	$0.03	$0.43	$0.09		$(0.35)	$0.16

Diluted	$0.02	$0.39	$0.08		$(0.35)	$0.15

Shares used in per share calculation:
Basic	227,270	192,137	188,832		186,985	184,974

Diluted	230,299	226,513	192,781		186,985	213,272

	As of Fiscal Year End
	2008		2007	2006	2005	2004

Consolidated Balance Sheet Data:

Cash and cash equivalents	$129,750		$228,940	$81,588	$26,016	$102,965

Short-term investments	100,841		89,678	68,949	134,828	224,880
Working capital	486,442		467,223	303,403	251,493	434,485
Total assets	2,017,195	[1]	1,089,634	938,835	864,442	995,601
Long-term debt and capital lease obligations, less current portion	616,914		245,709	226,876	226,168	324,686
Shareholders’ equity	1,238,637	[1]	719,667	599,357	548,050	603,138

[1]	Fiscal 2008 includes the effects of the acquisitions of Sirenza and Filtronic. See Note 7 to the Consolidated Financial Statements.

[2]	Income tax benefit for fiscal 2008 was $33.7 million, which primarily represented the reduction of a valuation reserve against deferred tax assets, recognition of the tax benefit associated with the operating losses generated in certain taxing jurisdictions, and the revaluation of China-related deferred tax assets due to changes in the future income tax rate. See Note 12 to the Consolidated Financial Statements.

[3]	During fiscal 2007, we recorded a $33.9 million gain (net of restructuring expenses) for the sale of substantially all of our Bluetooth® assets. See Note 11 to the Consolidated Financial Statements.

[4]	During the second quarter of fiscal 2007, we recorded a $33.9 million impairment charge associated with the announcement of a merger of Jazz Semiconductor, Inc. with a wholly- owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz. See Note 4 to the Consolidated Financial Statements.

[5]	During the fourth quarter of fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of our option exchange program. This expense was recorded directly in cost of goods sold ($2.8 million), research and development ($10.9 million), marketing and selling ($3.9 million), and general and administrative expenses ($2.3 million).

[6]	During the fourth quarter of fiscal 2005, a non-cash asset write-off was recorded relating to the discontinuation of our WLAN chipset development efforts in the amount of $42.4 million. During the first quarter of fiscal 2005, we recorded a $6.2 million charge for acquired in-process research and development associated with the Silicon Wave acquisition that we determined had no alternative future use.

[7]	During the fourth quarter of fiscal 2004, a non-cash asset impairment charge was recorded in the amount of $7.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including variability in quarterly operating results, the rate of growth and development of wireless markets, risks associated with our planned exit from our wireless systems business, risks that restructuring charges may be greater and that the cost savings and other benefits from our restructuring may be lower than originally anticipated, risks associated with the operation of our wafer fabrication facilities, molecular beam epitaxy facility, assembly facilities and test and tape and reel facilities, our ability to complete acquisitions and integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations, our ability to attract and retain skilled personnel and develop leaders, variability in production yields, our ability to reduce costs and improve gross margins by implementing innovative technologies, our ability to bring new products to market, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, dependence on a limited number of customers, and dependence on third parties. These and other risks and uncertainties, which are described in more detail under Item 1A “Risk Factors” in this Form 10-K, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements, including the notes thereto.
OVERVIEW
Company
We are a global leader in the design and manufacture of high-performance semiconductor components. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), CATV/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which we obtain through both internal and external sources. We are the world’s largest manufacturer of compound semiconductors, with a focus on aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (HBT) and GaAs pseudomorphic high electron mobility transistor (pHEMT) process technologies. We procure silicon, silicon germanium and other technologies through leading foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements. We call this approach Optimum Technology Matching®.
Business Segments
We follow Statement of Financial Accounting Standards (SFAS) 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS  131”), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Based on the guidance in SFAS 131, we have determined that we have one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products.

Fiscal 2008 Management Summary
Our key financial and operational highlights for the fiscal year ended March 29, 2008, are as follows:
•	Our revenue decreased 6.6% in fiscal 2008 to $956.3 million as compared to $1,023.6 million in fiscal 2007. This decrease was primarily due to reduced demand for our POLARIS® 2 cellular transceivers from a major customer.

•	Our gross profit was 28.8% of revenue in fiscal 2008 as compared to 34.9% of revenue in fiscal 2007. This decrease resulted primarily from a shift in product mix and average selling price (ASP) erosion. Also contributing to the lower gross margins were amortization of acquired intangibles and amortization of acquisition-related inventory step-up.

•	Our net income per diluted share was $0.02 for fiscal 2008, compared to a net income per diluted share of $0.39 for fiscal 2007.

•	Our inventory turns decreased to 3.5 at March 29, 2008 as compared to 5.9 at March 31, 2007, as a result of increases in inventory levels due to the Sirenza and Filtronic acquisitions. Also contributing to increased inventory levels was the timing of demand for our transceiver and 3G multimode transmit modules.

•	We generated positive cash flow from operations of $59.9 million for the fiscal year ended March 29, 2008.

•	During fiscal 2008, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014 in a private placement to an institutional investor and received proceeds totaling $366.2 million. We subsequently registered the resale of both series of notes and the underlying common stock into which the notes are convertible.

•	We reclassified $26.3 million of auction rate securities to long-term assets as a result of the recent conditions in the global credit markets which have prevented some investors from liquidating their holdings of auction rate securities.

•	During the fourth quarter of fiscal 2008, we repurchased approximately 30.0 million shares of common stock, which reduced the total number of our outstanding shares by approximately 10%.

•	We completed the acquisition of Sirenza during the third quarter of fiscal 2008. This acquisition has diversified our product portfolio of high performance RF components for multiple markets and has broadened our customer base.

•	We completed the acquisition of Filtronic during the fourth quarter of fiscal 2008. We expect the addition of Filtronic’s high-volume GaAs fabrication facility will significantly reduce our GaAs pHEMT manufacturing costs and provide incremental GaAs manufacturing capacity sufficient to support near-term anticipated growth. We also expect the addition of Filtronic’s microwave and millimeter wave component business will augment the product portfolio of our multi-market business.

•	In the first quarter of fiscal 2009, we announced the reduction of our investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities, including cellular front ends and the expanding portfolio of semiconductor components in our multi-market business.

2009 Objectives and Management Expectations:
We plan to extend and leverage our leadership in RF components and compound semiconductor technologies into multiple markets. We believe that the achievement of the following objectives in fiscal 2009 will help us achieve our growth and profitability goals over the next five years:
•	Our Cellular Products Group will focus on high-volume cellular front ends and other cellular components where we have a leading market share;

•	We intend to retain our leadership in cellular front ends by retaining world class design engineering talent and investing in state-of-the-art GaAs process technologies;

•	We will fully support existing cellular transceivers that are in production and expect that this business will grow in fiscal 2009;

•	We will cease all new product development efforts in cellular transceivers and we expect to divest our GPS business. These events are expected to eliminate product development expenses related to our wireless systems business by approximately $75.0 million in fiscal 2009;

•	Our Multi-Market Products Group will continue its focus on RF, microwave, and millimeter wave components for multiple markets, including wireless infrastructure, WiFi, CATV/broadband and aerospace and defense; and

•	Our gross margins and operating profit are expected to improve as a result of better operating efficiencies, improving product mix and increased sales.
RESULTS OF OPERATIONS FOR FISCAL YEARS 2008, 2007 AND 2006
REVENUE

			2008 vs. 2007		2007 vs. 2006
			Percent		Percent
(in thousands, except percentages)	2008	2007	Change	2006	Change
Revenue	$956,270	$1,023,615	(6.6%)	$770,247	32.9%
Our revenue decrease for fiscal 2008 was primarily due to reduced demand for POLARIS® 2 cellular transceivers from a major customer.
In fiscal 2007, the increase in revenue compared to fiscal 2006 was primarily due to sales of transmit modules and our POLARIS®TOTAL RADIO™ transceiver solutions for GSM/GPRS and GSM/GPRS/EDGE applications.
Sales to our significant customers, as a percentage of net revenue, were as follows:

	Fiscal Year
	2008	2007	2006

Customer 1	59%	44%	38%
Customer 2	14%	30%	20%
International shipments amounted to $855.4 million in fiscal 2008 (approximately 89% of revenue) compared to $949.8 million in fiscal 2007 (approximately 93% of revenue) and $657.0 million in fiscal 2006 (approximately 85% of revenue). Shipments to Asia totaled $640.7 million in fiscal 2008 (approximately 67% of revenue) compared to $754.4 million in fiscal 2007 (approximately 74% of revenue) and $499.4 million in fiscal 2006 (approximately 65% of revenue).

GROSS PROFIT

			2008 vs. 2007			2007 vs. 2006
			Percent			Percent
(in thousands, except percentages)	2008	2007	Change		2006	Change
Gross profit	274,956	$356,860	(23.0%)		$269,023	32.7%
As a percent of revenue	28.8%	34.9%	(6.1	) ppt	34.9%	0.0	ppt
Our gross profit decreased $81.9 million or 23.0% in fiscal 2008 as compared to fiscal 2007 due to decreased sales, and our gross profit as a percent of revenue decreased correspondingly by 6.1 percentage points. The decrease in gross profit as a percent of revenue resulted primarily from a shift in product mix and ASP erosion. Also contributing to the lower gross margins were amortization of acquired intangibles and amortization of acquisition-related inventory step-up.
Our gross profit increased $87.8 million or 32.7% in fiscal 2007 as compared to fiscal 2006 due to sales growth, while our gross profit as a percent of revenue remained unchanged. Several factors that impacted gross margin for fiscal 2007 were decreases in our corporate ASP on a per function basis and a change in our product mix, which were offset by improved capacity utilization and yield improvements as well as lower costs for silicon and surface mount devices.
Our corporate ASP has decreased as selling prices for our products have decreased on a per function basis and as product mix has shifted to lower dollar solutions. In addition, the following factors are expected to continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs and quality of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly and test operations and our wafer fabrication facilities.
RESEARCH AND DEVELOPMENT

			2008 vs. 2007			2007 vs. 2006
			Percent			Percent
(in thousands, except percentages)	2008	2007	Change		2006	Change
Research and development	$207,362	$184,979	12.1%		$168,858	9.5%
As a percent of revenue	21.7%	18.1%	3.6	pt	21.9%	(3.8	) ppt
The increase in research and development expense during fiscal 2008 was primarily attributable to the acquisition of Sirenza and our increase in headcount and related personnel expenses related to the continued growth in the development activities associated with our total radio chipset developments, which were partially offset by the decrease in expenses resulting from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007. In addition, our development of flip chip assembly, wafer level packaging SAW filters, integrated RF shielding and micro-electro-mechanical systems (MEMS) contributed to increased expenses.
As a result of our May 2008 restructuring announcement, we anticipate that research and development headcount and spending will decrease in fiscal 2009.
The dollar increase in research and development expense during fiscal 2007 was primarily attributable to our increase in headcount and related personnel expenses, including salaries and benefits related to our cellular transceiver development efforts. These increases were partially offset by a decrease in share-based compensation expense of $6.7 million in fiscal 2007. During fiscal 2007, we incurred share-based compensation expense of $5.6 million compared to share-based compensation expense of $12.3 million in fiscal 2006, of which $10.9 million was related to a variable accounting charge that resulted from the completion of our option exchange program.

MARKETING AND SELLING

			2008 vs. 2007			2007 vs. 2006
			Percent			Percent
(in thousands, except percentages)	2008	2007	Change		2006	Change
Marketing and selling	$57,330	$53,863	6.4%		$52,121	3.3%
As a percent of revenue	6.0%	5.3%	0.7	ppt	6.8%	(1.5	) ppt
The increase in marketing and selling expense during fiscal 2008 was primarily due to an increase in intangible amortization related to customer relationships that we acquired from Sirenza.
We expect that marketing and selling expenses will continue to increase in absolute dollars in future periods.
The dollar increase in marketing and selling expense during fiscal 2007 was primarily due to an increase in personnel expenses. These increases were partially offset by a decrease in share-based compensation expense of $1.8 million in fiscal 2007. Our adoption of SFAS 123(R) on April 2, 2006 resulted in share-based compensation expense of $3.7 million included in marketing and selling. In comparison, we recorded share-based compensation expense of $5.5 million in marketing and selling during fiscal 2006, of which $3.9 million related to a variable accounting charge that resulted from the completion of our option exchange program.
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
GENERAL AND ADMINISTRATIVE

			2008 vs. 2007			2007 vs. 2006
			Percent			Percent
(in thousands, except percentages)	2008	2007	Change		2006	Change
General and administrative	$42,080	$37,301	12.8%		$29,589	26.1%
As a percent of revenue	4.4%	3.6%	0.8	ppt	3.8%	(0.2	) ppt
The increase in general and administrative expenses for fiscal 2008 was due to our increase in headcount and related personnel expenses (a portion of which related to the Sirenza acquisition) as well as an increase in administrative expenses such as consulting and legal fees.
We expect that general and administrative expenses will continue to increase in absolute dollar amounts in future periods.
The increase for fiscal 2007 was primarily due to an increase in personnel expenses and share-based compensation expense. As a result of our adoption of SFAS 123(R) on April 2, 2006, share-based compensation totaled $7.0 million for fiscal 2007, although a portion of this amount related to the immediate recognition of expense for awards that were granted to certain officers after the adoption of SFAS 123(R). During fiscal 2006, total share-based compensation expense of $3.5 million was recorded, of which $2.3 million related to a variable accounting charge that resulted from the completion of our option exchange program.
OTHER OPERATING (INCOME) EXPENSE

			2008 vs. 2007			2007 vs. 2006
			Percent			Percent
(in thousands, except percentages)	2008	2007	Change		2006	Change
Other operating (income) expense	$19,085	$(33,834)	(156.4)%		$(251)	(13,380)%
As a percent of revenue	2.0%	(3.3)%	5.3	ppt	(0.0)%	(3.3	) ppt

During fiscal 2008, the in-process research and development with no alternative future use that we acquired from Sirenza ($13.9 million), was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations.” In addition, during fiscal 2008, we incurred approximately $2.1 million in start-up costs related to our development of flip chip assembly, approximately $1.7 million for restructuring and integration charges related to the acquisition of Sirenza and approximately $1.4 million for restructuring charges resulting from the sale in fiscal 2007 of substantially all of our assets associated with our Bluetooth® business.
During fiscal 2007, we sold substantially all of our assets related to our Bluetooth® product line, including our next-generation SiW1722 and RF4000 series products, as well as associated intellectual property, inventory and receivables. As a result of this asset sale, we recognized a gain of approximately $36.4 million (net of approximately $0.5 million in costs associated with the sale), and incurred restructuring expenses totaling $2.5 million, which are included in other operating income in our consolidated financial statements.
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
OTHER INCOME (EXPENSE) AND INCOME TAXES

(in thousands)	2008	2007	2006
Interest expense	$(9,960)	$(4,583)	$(4,188)
Interest income	29,046	9,305	4,354
Impairment charge	—	(33,959)	—
Other income	3,906	1,085	1,339
Income tax benefit (expense)	33,655	(2,983)	(3,881)
INTEREST EXPENSE
Interest expense in fiscal 2008 was $10.0 million compared to $4.6 million in fiscal 2007. During April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014, and as a result, we recorded a total of $4.7 million of interest expense in fiscal 2008. In accordance with SFAS 34, “Capitalization of Interest Cost,” we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use. During fiscal 2008, we capitalized interest of $0.7 million for these qualifying assets.
Interest expense in fiscal 2007 was $4.6 million compared to $4.2 million in fiscal 2006. In accordance with SFAS 34, “Capitalization of Interest Cost,” we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use. During fiscal 2007, we capitalized interest of $1.1 million for these qualifying assets.
INTEREST INCOME
The increase in interest income for fiscal 2008 is due to the increase in cash, cash equivalents and investment balances that resulted from the April 2007 issuance of the two series of convertible subordinated notes for which we received proceeds totaling $366.2 million. Interest rates remained relatively flat and were approximately 5.0% for fiscal 2008 as compared to approximately 5.1% for fiscal 2007.
The increase in interest income for fiscal 2007 as compared to fiscal 2006 was primarily due to an increase in cash and cash equivalents as well as an increase in interest rates to approximately 5.1% for fiscal 2007 and 3.6% for fiscal 2006.

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
During our second quarter of fiscal 2007, Jazz entered into a merger agreement with Acquicor Technology Inc. As a result of this announcement and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During fiscal 2007, Jazz announced the completion of its merger with Acquicor Technology Inc., and as a result, we received cash of approximately $23.1 million. During fiscal 2008, we received an additional $1.7 million in sale proceeds and recorded a slight impairment of $0.5 million.
INCOME TAXES
Income tax benefit for fiscal 2008 was $33.7 million, which primarily represented the reduction of a valuation reserve against deferred tax assets, recognition of the tax benefit associated with the operating losses generated in certain taxing jurisdictions, and the revaluation of China-related deferred tax assets due to changes in the future income tax rate, as compared to an income tax expense of $3.0 million for fiscal 2007, which primarily represented foreign income taxes on international operations and the recognition of certain acquired tax benefits. The effective combined domestic income tax rate was 81.7% for fiscal 2008 and 2.6% for fiscal 2007. Our overall tax rate for fiscal 2008 and 2007 differed from the statutory rate due to adjustments to the valuation allowance, primarily related to the recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions, the write-off in fiscal 2008 of in-process research and development costs in connection with the Sirenza acquisition, and other differences between book and tax treatment of certain expenditures.
The annual effective tax rate was 120.6% for fiscal year 2008, compared to 3.4% for fiscal year 2007. The increase in the annual effective tax rate between fiscal 2007 and 2008 is primarily due to a reduction in the valuation reserve against deferred tax assets and changes in the mix of earnings and losses in countries with differing statutory tax rates.
On March 29, 2008, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $137.7 million, which will begin to expire in 2011, if unused, and state losses of approximately $36.1 million, which will begin to expire in 2009, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with our acquisitions of Sirenza, Resonext and Silicon Wave. The utilization of U.S. acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, as of the end of fiscal 2008 we had approximately $36.9 million of United Kingdom (U.K.) tax NOL carryforwards which were acquired in connection with the Filtronic acquisition that carryfoward indefinitely. The utilization of these U.K. acquired tax assets may be subject to limitation under the U.K. anti-avoidance provisions.
During the first quarter of fiscal 2008, we agreed to proposed adjustments of $1.8 million related to the examination of our fiscal year 2005 U.S. federal income tax return. These adjustments reduced existing net operating loss carryovers and the related deferred tax assets.
In accordance with Statement of Financial Accounting Standards 109, “Accounting for Income Taxes,” a valuation allowance of $38.8 million related to domestic state and foreign operating loss carryforwards, domestic state credit carryforwards, and tax basis in foreign depreciable assets has been established as of the end of fiscal 2008, as it is management’s opinion that it is more likely than not that some portion of these deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, and depreciable tax basis exist. It is management’s intent to evaluate the realizability of those deferred tax assets on a quarterly basis. A $51.4 million valuation allowance against our domestic federal and state deferred tax assets existed as of the end of fiscal 2007, which was reduced by $43.6 million during the first quarter of fiscal 2008. Based on our evaluation of the realizability in future years of our deferred tax assets at that time, $31.6 million of the valuation allowance was reversed.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill and intangibles related to the tax benefit of net operating losses, credits and deductions acquired from other companies.  In addition, $0.9 million was recorded in connection with state credit deferred tax assets recognized in connection with a prior acquisition and $12.9 million was reversed in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement 109.” The majority of the subsequent increase in the valuation allowance consisted of the $3.4 million amount recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and the $27.0 million amount recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.
We adopted the provisions of FIN 48 as of April 1, 2007. As a result of adoption, we recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007. As of the date of adoption, our gross unrecognized tax benefits totaled $15.3 million. Included in this amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Included in the balance of unrecognized tax benefits at April 1, 2007 is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months. This amount represents a decrease in unrecognized tax benefits related to the expiration of a statute of limitations period. As of March 29, 2008, our gross unrecognized tax benefits totaled $20.7 million, of which $15.8 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.
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
As of March 29, 2008, total remaining unearned compensation cost related to nonvested restricted stock was $22.3 million, which will be amortized over the weighted-average remaining service period of 2.23 years.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses, from fiscal 1998 through fiscal 2008. As of March 29, 2008, we had working capital of approximately $486.4 million, including $129.8 million in cash and cash equivalents, compared to working capital at March 31, 2007 of $467.2 million, including $229.0 million in cash and cash equivalents.
Cash Flows from Operating Activities
Operating activities in fiscal 2008 provided cash of $59.9 million, compared to $178.4 million in fiscal 2007. This decrease in cash provided by operating activities was primarily the result of decreased earnings. Also contributing to the decrease in operating cash flows was increased inventory levels due to the timing of demand for our transceiver and 3G multimode transmit modules. Our inventory turnover decreased from 5.9 at March 31, 2007 to 3.5 at March 29, 2008.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2008 was $437.6 million compared to $70.8 million in fiscal 2007. This increase was due primarily to the acquisitions of Sirenza and Filtronic. The cash portion of the Sirenza acquisition totaled $259.2 million, net of acquired cash and transaction costs. This acquisition has diversified our product portfolio of high performance RF components for multiple markets and has broadened our customer base. During the fourth quarter of fiscal 2008, we completed the Filtronic acquisition for $26.3 million, net of cash acquired and transaction costs. We expect the addition of Filtronic’s high-volume GaAs fabrication facility will significantly reduce our GaAs pHEMT manufacturing costs and provide incremental GaAs manufacturing capacity sufficient to support near-term anticipated growth.
Our capital expenditures totaled approximately $122.7 million during fiscal 2008 compared to $106.6 million during fiscal 2007. The actual amount of capital expenditures in fiscal 2009 will be dependent on our sourcing strategy and the rate and pace of new technology development. We currently expect to fund our fiscal 2009 capital expenditures primarily with cash flow from operations.
In the fourth quarter of fiscal 2008, we were informed that there was insufficient demand at auctions for certain of our auction rate securities. As a result, certain of these securities are currently not liquid and the interest rates on such securities have been reset to predetermined higher rates.  Insufficient demand for certain auction rate securities may continue. As a result, we reclassified $26.3 million from short-term to long-term investments. Although our ability to access these funds in the near term has been affected, based on information currently available, we have the ability and intend to hold these investments and do not believe that any of these securities are other than temporarily impaired.
Cash Flows from Financing Activities
Net cash provided by financing activities for the fiscal year ended March 29, 2008 was $275.8 million, compared to $39.3 million for the fiscal year ended March 31, 2007. This increase in cash provided was primarily due to the private placement of convertible subordinated notes in the first quarter of fiscal 2008. We issued $200.0 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175.0 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014. The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million. This was partially offset by our use of $98.7 million in cash related to the repurchase of 30.0 million shares of our common stock and related transaction costs. The share repurchase program authorizes us to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions up to $150.0 million over the next 24 months.
Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our fiscal 2004 note offering, as well as our $375.0 million convertible note offering during fiscal 2008, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing. We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights. We do not, however, currently have any plans to issue any securities under this registration statement. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.
IMPACT OF INFLATION
Management does not believe that the effects of inflation have had a significant impact on our net sales, revenue or income from continuing operations during fiscal years 2008, 2007 and 2006.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.

CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 29, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Capital commitments	$14,486	$14,486	$—	$—	$—
Capital Leases	474	233	241
Operating leases	55,833	10,998	18,566	14,150	12,119
Convertible debt (including interest)	631,750	6,700	241,675	205,750	177,625
Other debt (including interest)	24,786	5,821	11,528	7,437	—
Purchase obligations	24,041	22,437	1,604	—	—

Total	$751,370	$60,675	$273,614	$227,337	$189,744

Capital Commitments
On March 29, 2008, we had capital commitments of approximately $14.5 million, consisting of approximately $10.4 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.
Capital Leases
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 1.9% to 24.9% as of March 29, 2008. Equipment under capital lease arrangements and included in property, plant and equipment aggregated approximately $0.8 million and $0.0 million as of March 29, 2008 and March 31, 2007. Capital lease amortization totaling approximately $0.1 million, $0.0 million and $0.0 million is included in depreciation expense for the fiscal years 2008, 2007 and 2006, respectively.
Operating Leases
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The terms of these operating leases range from 12 months to 15 years and several have renewal options up to two 10-year periods. Several also include standard inflation escalation terms. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from two years to five years. As of March 29, 2008, the total future minimum lease payments were approximately $55.2 million related to facility operating leases and approximately $0.6 million related to equipment operating leases.
Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”, and together with the 2012 Notes, the “Notes”). The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. Offering expenses in connection with the issuance of the Notes, including discounts and commissions, were approximately $8.8 million.
Interest on the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. The Notes are subordinated unsecured obligations of RFMD and rank junior in right of payment to all of our existing and future senior debt. The Notes effectively will be subordinated to the indebtedness and other liabilities of our subsidiaries.
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
Holders of the Notes who convert their Notes in connection with a fundamental change, as defined in the Indentures, may be entitled to a make whole premium in the form of an increase in the conversion rate applicable to their Notes. In addition, in the event of a fundamental change, holders of the Notes may require us to purchase for cash all or a portion of their Notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, if any, up to, but not including, the fundamental change purchase date.
Holders of the Notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between us and Merrill Lynch (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we have filed a shelf registration statement with the Securities and Exchange Commission covering resales of the Notes and the common stock issuable upon conversion of the Notes. We have agreed to use our reasonable efforts to keep this registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the Notes and all of the shares of common stock issuable upon conversion of the Notes, (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144(k) promulgated under the Securities Act of 1933, and (3) the date that is two years from the date of original issuance of the Notes.
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
Our 1.50% convertible subordinated notes had a fair value of $207.0 million as of March 29, 2008 on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market. Our 0.75% and the 1.00% convertible subordinated notes had a fair value of $140.4 million and $113.9 million, respectively, as of March 29, 2008.
Other Debt
During the first quarter of fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of March 29, 2008, this loan was equivalent to approximately $6.6 million (amount fluctuates based on currency rate). The proceeds are being used for the expansion of our internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three to five year loan was 7.74% effective as of December 21, 2007, which is the most recent published rate available as of March 29, 2008). We have received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan.
During the first quarter of fiscal 2007, we entered into a $25.0 million asset-based equipment term loan financing agreement. The net proceeds of approximately $24.8 million (after payment of administrative fees and issuance costs totaling $0.2 million) were used primarily for wafer fabrication and assembly expansions. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%.
Pursuant to the equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of March 29, 2008, we are in compliance with these covenants.

Purchase Obligations
As of March 29, 2008, we had contractual obligations for the purchase of goods or services totaling approximately $24.0 million.
In addition to the amounts shown in the table above, $20.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.
OTHER
During fiscal 2007, we received a notification from a customer with respect to a failure in the field of one of our products due to an alleged defect in the products. We have identified this defect and are working with our customer to replace these defective products at an estimated cost of $1.5 million.
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
Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. The estimates of future demand that we use in the valuation of inventory are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans.
Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand shifts. With respect to the 2008, 2007 and 2006 fiscal years, reserves impacting margins have been $5.8 million, $7.3 million, and $4.3 million, respectively. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to increase our reserves, which would have a negative impact on gross profit.
Intangible Assets and Goodwill. Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. Any amounts assigned to in-process research and development is expensed immediately. The value of our intangibles, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of our common stock, (iii) significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in our forecasts of future operating results. We evaluate these assets on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist.
In order to evaluate goodwill, we use certain assumptions in analyzing existing goodwill, including two generally accepted valuation methodologies: (i) the income approach - discounted cash flows, and (ii) the market approach — enterprise value and guideline company analysis. Our impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. During fiscal 2007, in conjunction with the sale of substantially all of our Bluetooth® assets, we assessed impairment of the affected goodwill and determined that no impairment was indicated.

During the fourth quarter of fiscal 2008, we completed our most recent review and determined that there was no impairment to our recorded goodwill. In addition, as a result of the fiscal 2009 restructuring announcement, we reviewed the impact of goodwill and determined that no impairment was indicated.
We believe, however, that unforeseen events, changes in circumstances or market conditions could create differences in the value of goodwill that could negatively affect the fair value of our assets and result in an impairment charge in the future.
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
Investments. We invest in available-for-sale securities. We review our investments for impairment and make appropriate reductions in the carrying value when an other-than-temporary decline is evident.
During fiscal 2003, we entered into a strategic relationship with Jazz, a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. As part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest. During our second quarter of fiscal 2007, Jazz entered into a merger agreement with Acquicor Technology Inc. As a result of this announcement and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During fiscal 2007, Jazz announced the completion of its merger with Acquicor Technology Inc., and as a result, we received cash of approximately $23.1 million. During fiscal 2008, we received $1.7 million of additional sales proceeds and recorded a slight impairment of $0.5 million. During fiscal 2006, no impairment charges were recognized.
We review all investments quarterly for indicators of impairment. In making impairment determinations for investments in privately-held companies and investments in available-for-sale securities, we consider several factors, including each company’s cash position, financing needs, earnings, revenue outlook, operational performance, management or ownership changes as well as competition. In making impairment determinations for investments in available-for-sale securities, we also review the current market price for other-than-temporary declines in values. Investments in privately-held companies are inherently risky and require significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments in available-for-sale securities may require management to determine if a decline in the market value is other-than-temporary. We monitor investments for impairment and record other-than-temporary declines in value to income, if the market value is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial difficulties. If an impairment is noted and considered temporary, the investment is adjusted to fair value with the offset to other comprehensive income.
Share-Based Compensation. During fiscal 2007, we began preparing our financial statements in accordance with SFAS 123(R) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment are now subject to the provisions of SFAS 123(R) and are no longer accounted for as variable awards. SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
Forfeitures
The amount of share-based compensation expense in fiscal 2008 and fiscal 2007 was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the impact of SFAS 123, assuming the application of the Black-Scholes option pricing model as described in the disclosure of pro forma net income (loss) and pro forma net income (loss) per share in Note 2 of our Notes to the Consolidated Financial Statements.
The fair value of our restricted stock awards is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal 2008 and fiscal 2007 is based on awards that are ultimately expected to vest.
Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income and prudent and feasible tax planning strategies. As of the beginning of fiscal 2008, we reversed all of the existing valuation allowance against our U.S. deferred tax assets, except for amounts related to certain state NOL and credit carryovers. In addition, in connection with our acquisition of Filtronic a valuation allowance was established against a substantial portion of the acquired U.K. deferred tax assets, net of liabilities. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
As of April 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement 109, Accounting for Income Taxes” (FIN 48). FIN 48 defines a criterion that an income tax position has to meet for some or all of the benefit of that tax reporting position to be recognized in an entity’s financial statements. As part of our financial process, we must assess the likelihood that our tax reporting positions will ultimately be sustained. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in net income in the period when such determinations are made.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial Risk Management
We are exposed to financial market risks, including changes in currency exchange rates and interest rates. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in foreign exchange and interest rates arising in our business activities. We manage these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change. We do not believe that our exposure to market risk is material to our financial position or results of operations.
Interest Rates
Investments: We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities are comprised of auction rate securities, corporate debt securities, U.S. government/agency securities, equity securities, and municipal securities, in accordance with an investment policy approved by our Board of Directors. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change in an unfavorable direction. At March 29, 2008, we held marketable securities with an estimated fair value of $127.2 million. We do not purchase financial instruments for trading or speculative purposes. All of our marketable securities are classified as available-for-sale securities and therefore reported on our balance sheet at market value.
As of March 29, 2008, our long-term investments included $26.3 million of auction rate securities issued primarily by municipal authorities. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not experienced any realized gains or losses on our auction rate securities.
In the fourth quarter of fiscal 2008, we were informed that there was insufficient demand at auctions for certain of our auction rate securities. As a result, certain of these securities are currently not liquid and the interest rates on such securities have been reset to predetermined higher rates.  Insufficient demand for certain auction rate securities may continue. As a result, we reclassified $26.3 from short-term to long-term investments.
We may not be able to access cash by selling auction rate securities for which there is insufficient demand without the loss of principal until a future auction for these investments is successful, they are redeemed by their issuer or they mature. We do not have a need to access these funds for operational purposes for the foreseeable future and we will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.
Convertible Debt and Capital Lease Obligations: In April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014. Offering expenses in connection with the issuance of the notes, including discounts and commissions, were approximately $8.8 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method. Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014.
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
Our convertible subordinated notes have fixed interest rates and therefore, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of the U.S. interest rates. As of March 29, 2008, the 1.50%, 1.00% and 0.75% convertible subordinated notes had fair values of $207.0 million, $113.9 million and $140.4 million, respectively.
We would be exposed to interest rate risk if we used additional financing to fund operating and investing activities. The interest rate that we may be able to obtain on future financings will depend on market conditions at that time and may differ from the rates that we have secured in the past.
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 1.9% to 24.9% as of March 29, 2008. Equipment under capital lease arrangements and included in property, plant and equipment aggregated approximately $0.8 million and $0 million as of March 29, 2008 and March 31, 2007. Capital lease amortization totaling approximately $0.1 million, $0.0 million and $0.0 million is included in depreciation expense for the fiscal years 2008, 2007 and 2006, respectively.
Currency Exchange Rates
As a global company, our results are affected by movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could have a material impact on our financial results. Our functional currency is typically the U.S. Dollar. We have foreign operations in Europe and Asia and a substantial portion of our revenue is derived from sales to customers outside the United States. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore, these are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro, Sterling and Renminbi. If the U.S. dollar weakens compared to the Euro, Sterling, Renminbi and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.
For fiscal 2008 and fiscal 2007, foreign currency gain was $4.5 million and $1.3 million, respectively (which is recorded in “other income”). The fluctuation in fiscal 2008 was driven from our China operations as the Renminbi has appreciated approximately 9.3% year over year.
Our financial instrument holdings including foreign receivables, cash, payables, and debt at March 29, 2008 were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. dollar would not have an effect on other currencies’ rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments our net income would have increased $3.8 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments our net income would have decreased approximately $3.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 29,	March 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$129,750	$228,940
Restricted Cash	504	94
Short-term investments (Notes 2 & 4)	100,841	89,678
Accounts receivable, less allowance of $797 and $366 as of March 29, 2008 and March 31, 2007, respectively	115,629	102,307
Inventories (Notes 2 & 5)	190,753	112,975
Prepaid expenses	13,630	9,546
Other receivables (Note 2)	33,110	29,860
Other current assets (Note 12)	37,816	7,039

Total current assets	622,033	580,439

Property and equipment:
Land	3,206	3,206
Building	84,526	67,170
Machinery and equipment	559,385	466,235
Leasehold improvements	108,091	108,645
Furniture and fixtures	13,217	11,973
Computer equipment and software	36,109	29,806

	804,534	687,035
Less accumulated depreciation	(421,574)	(344,433)

	382,960	342,602
Construction in progress	47,277	30,853

Total property and equipment, net	430,237	373,455

Goodwill (Notes 2, 6 & 7)	701,317	114,897
Intangible assets (Notes 2 & 6)	205,072	8,486
Long-term investments (Notes 2 & 4)	26,336	617
Other non-current assets (Notes 2 & Note 12)	32,200	11,740

Total assets	$2,017,195	$1,089,634

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 29,	March 31,
	2008	2007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$78,674	$61,203
Accrued liabilities	52,111	47,726
Other current liabilities (Notes 8 & 9)	4,806	4,287

Total current liabilities	135,591	113,216
Long-term debt, net of unamortized discount of $8,664 and $2,579 as of March 29, 2008 and March 31, 2007 respectively (Note 9)	616,698	245,709
Other long-term liabilities (Notes 8, 10, 12)	26,269	11,042

Total liabilities	778,558	369,967
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 260,643 and 194,151 shares issued and outstanding as of March 29, 2008 and March 31, 2007, respectively (Notes 7 and 16)	955,390	480,135
Additional paid-in capital	148,914	114,270
Accumulated other comprehensive income, net of tax	632	379
Retained earnings	133,701	124,883

Total shareholders’ equity	1,238,637	719,667

Total liabilities and shareholders’ equity	$2,017,195	$1,089,634

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2008	2007	2006

Revenue
	$956,270	$1,023,615	$770,247
Operating costs and expenses:
Cost of goods sold	681,314	666,755	501,224
Research and development	207,362	184,979	168,858
Marketing and selling	57,330	53,863	52,121
General and administrative	42,080	37,301	29,589
Other operating (income) expense (Notes 7 and 11)	19,085	(33,834)	(251)

Total operating costs and expenses	1,007,171	909,064	751,541

(Loss) income from operations	(50,901)	114,551	18,706

Interest expense	(9,960)	(4,583)	(4,188)
Interest income	29,046	9,305	4,354
Impairment of Jazz Semiconductor, Inc. investment (Note 4)	—	(33,959)	—
Other income	3,906	1,085	1,339

(Loss) income before income taxes	(27,909)	86,399	20,211

Income tax benefit (expense)	33,655	(2,983)	(3,881)

Net income	$5,746	$83,416	$16,330

Net income per share:
Basic	$0.03	$0.43	$0.09

Diluted	$0.02	$0.39	$0.08

Shares used in per share calculation:
Basic	227,270	192,137	188,832

Diluted	230,299	226,513	192,781

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Income (Loss)	Earnings	Total

Balance, April 2, 2005	188,063	$454,712	$78,511	$(10,620)	$310	$25,137	$548,050
Comprehensive income:
Net income	—	—	—	—	—	16,330	16,330
Unrealized gain on marketable securities, net of tax	—	—	—	—	345	—	345
Foreign currency translation adjustment	—	—	—	—	(300)	—	(300)

Total comprehensive income					45	16,330	16,375

Issuance of restricted stock awards	—	—	7,670	(7,670)	—	—	—
Cancellation of restricted stock awards	—	—	(897)	897	—	—	—
Exercise of stock options	1,321	3,879	—	—	—	—	3,879
Issuance of common stock in connection with Employee Stock Purchase Plan	896	4,105	—	—	—	—	4,105
Share-based compensation for option modification	—	—	21,820	—	—	—	21,820
Amortization of deferred compensation	—	—	—	5,128	—	—	5,128

Balance, April 1, 2006	190,280	$462,696	$107,104	$(12,265)	$355	$41,467	$599,357
Comprehensive income:
Net income	—	—	—	—	—	83,416	83,416
Unrealized loss on marketable securities, net of tax	—	—	—	—	(92)	—	(92)
Foreign currency translation adjustment	—	—	—	—	116	—	116

Total comprehensive income					24	83,416	83,440

Reclassification of deferred compensation in relation to the adoption of SFAS 123(R)	—	—	(12,265)	12,265	—	—	—
Exercise of stock options	3,079	12,838	—	—	—	—	12,838
Issuance of common stock in connection with Employee Stock Purchase Plan	792	4,601	—	—	—	—	4,601
Share-based compensation expense	—	—	19,431	—	—	—	19,431

Balance, March 31, 2007	194,151	$480,135	$114,270	$—	$379	$124,883	$719,667
Comprehensive income:
Net income	—	—	—	—	—	5,746	5,746
Unrealized loss on marketable securities, net of tax of $224	—	—	—	—	(374)	—	(374)
Change in pension liability experience, net of tax of $140	—	—	—	—	291	—	291
Foreign currency translation adjustment	—	—	—	—	336	—	336

Total comprehensive income					253	5,746	5,999

Adjustment for the cumulative effect on prior years of the adoption of Interpretation 48	—	—	—	—	—	3,072	3,072
Exercise of stock options	1,523	2,415	—	—	—	—	2,415
Common stock issued for acquisition of Sirenza	94,005	568,164	—	—	—	—	568,164
Value of options/awards exchanged for acquisition	—	—	9,094	—	—	—	9,094
Equity issuance fees related to acquisition	—	(280)	—	—	—	—	(280)
Issuance of common stock in connection with Employee Stock Purchase Plan	964	3,618	—	—	—	—	3,618
Tax benefit from exercise of stock options	—	—	6,165	—	—	—	6,165
Repurchase and retirement of common stock, including transaction costs	(30,000)	(98,662)	—	—	—	—	(98,662)
Share-based compensation expense	—	—	19,385	—	—	—	19,385

Balance, March 29, 2008	260,643	$955,390	$148,914	$—	$632	$133,701	$1,238,637

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2008	2007	2006

Operating activities:
Net income	$5,746	$83,416	$16,330

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,991	71,501	63,729
Amortization	15,470	2,830	2,443
Investment amortization, net	(6,356)	(189)	553
Deferred income taxes	(37,077)	(1,420)	921
Excess tax benefit from exercises of stock options	(1,419)	—	—
Gain on sale of substantially all Bluetooth® assets	—	(36,378)	—
Impairment of Jazz Semiconductor, Inc. investment	511	33,959	—
Impairment of intangible license	1,221	—	—
Acquired in-process research and development cost	13,860	—	—
Foreign currency adjustments	(4,518)	(1,353)	(738)
Loss on disposal of assets, net	137	1,227	415
Share-based compensation expense	19,312	21,163	25,025
Changes in operating assets and liabilities:
Accounts receivable	12,408	13,936	(41,157)
Inventories	(34,484)	1,914	(39,769)
Prepaid expenses and other current and non-current assets	3,967	(17,482)	(2,534)
Accounts payable	7,270	(7,185)	23,889
Accrued liabilities	(13,317)	8,607	3,172
Income taxes payable/recoverable income taxes	(8,712)	4,449	1,123
Other long-term liabilities	3,885	(554)	284

Net cash provided by operating activities	59,895	178,441	53,686

Investing activities:
Purchase of available-for-sale securities	(472,659)	(88,443)	(124,404)
Proceeds from maturities of available-for-sale securities	441,413	67,945	189,888
Proceeds from sale of substantially all Bluetooth® assets	—	32,616	—
Purchase of businesses, net of cash received and transaction costs	(285,556)	—	(4,905)
Proceeds from sale of equity interest in Jazz Semiconductor, Inc.	1,690	23,105	—
Purchase of property and equipment	(122,678)	(106,590)	(66,108)
Purchase of license	—	—	(809)
Proceeds from sale of property and equipment	204	549	203

Net cash used in investing activities	(437,586)	(70,818)	(6,135)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250	366,750	—	—
Proceeds from bank loans	5,954	—	—
Proceeds from equipment term loan	—	25,000	—
Debt issuance costs	(587)	(210)	—
Payment of debt	(4,150)	(2,854)	—
Excess tax benefit from exercises of stock options	1,419	—	—
Extinguishment of the $300 million 3.75% convertible subordinated debt offering	—	—	—
Proceeds from exercise of stock options, warrants and employee stock purchases	6,033	17,439	7,984
Share Repurchase	(98,662)	—	—
Equity transaction cost	(281)	—	—
Restricted Cash	(504)	(94)	—
Repayment of capital lease obligations	(157)	—	(41)

Net cash provided by financing activities	275,815	39,281	7,943

Net (decrease) increase in cash and cash equivalents	(101,876)	146,904	55,494
Cash and cash equivalents at beginning of year	228,940	81,588	26,016
Effect of exchange rate changes on cash	2,686	448	78

Cash and cash equivalents at end of year	$129,750	$228,940	$81,588

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except per share data)

	Fiscal Year
	2008	2007	2006

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$2,644	$4,706	$3,450

Cash paid during the year for income taxes	$13,272	$5,449	$1,814

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 29, 2008
1. COMPANY INFORMATION
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. The Company is a global leader in the design and manufacture of high-performance semiconductor components. The Company’s products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), CATV/broadband and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which is accessed through both internal and external resources. The Company is the world’s largest manufacturer of compound semiconductors, with a focus on aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (HBT) and GaAs pseudomorphic high electron mobility transistor (pHEMT) process technologies. The Company accesses silicon, silicon germanium and other technologies through leading foundries. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for performance and cost in order to best meet customers’ performance, cost and time-to-market requirements. The Company calls this approach Optimum Technology Matching®.
The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Based on the guidance in SFAS 131, the Company has one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 29, 2008, March 31, 2007, and April 1, 2006. Fiscal years 2008, 2007 and 2006 were 52-week years.
Reclassifications
Certain amounts in the fiscal 2007 and 2006 consolidated financial statements have been reclassified to conform to the March 29, 2008 presentation. These reclassifications had no effect on the statement of operations.
Prior to the adoption of SFAS 123(R), “Share-Based Payment,” the Company presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on April 2, 2006, the Company reclassified the balance in deferred compensation to additional paid-in-capital on the balance sheet. The remaining reclassifications are related to restricted cash and deferred tax asset and liability classifications.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 29, 2008, and March 31, 2007. The Company’s 1.50% convertible subordinated notes had a fair value of $207.0 million as of March 29, 2008 on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market compared to the carrying amount of $228.3 million as of March 31, 2007. At March 31, 2007, the Company’s 1.50% convertible subordinated notes had a fair value of $231.2 million on the PORTAL Market, compared to the carrying amount of $227.6 million. The Company’s 0.75% and the 1.00% convertible subordinated notes had a fair value of $140.4 million and $113.9 million, respectively, as of March 29, 2008, compared to carrying amounts of $196.5 million and $171.6 million, respectively as of March 31, 2007. The fair values of the cost method investments are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposit accounts, money market funds, commercial paper and temporary, highly liquid investments with original maturities of three months or less when purchased. The Company had $0.5 million in restricted cash as of March 29, 2008 primarily related to lease deposits. As of March 29, 2008, the Company had $0.1 million in restricted cash recorded in other non-current assets that also related to a lease deposit.
Investments
The Company invests in available-for-sale securities and privately-held companies.
Available-for-Sale Investments
Investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments In Debt and Equity Securities” (SFAS 115). Investments available-for-sale at March 29, 2008 and March 31, 2007 consisted of corporate debt securities, U.S. government/agency securities, auction rate securities and equity and municipal securities.  Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity in accordance with SFAS 115.  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in other (expense) income.  The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest. The Company monitors investments for impairment and records other-than-temporary declines in value to income if the market value is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial difficulties. If an impairment is noted and considered temporary, the investment is adjusted to fair value with the offset to other comprehensive income.
In the fourth quarter of fiscal 2008, the Company was informed that there was insufficient demand at auctions for certain of its auction rate securities. As a result, certain of these securities are currently not liquid and the interest rates on such securities have been reset to predetermined higher rates.  Insufficient demand for certain auction rate securities may continue.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
As a result, the Company reclassified $26.3 million from short-term to long-term investments. Although the Company’s ability to access these funds in the near term has been affected, based on the related information currently at hand, the Company has the ability and intends to hold these investments and does not believe that these securities are other than temporarily impaired.
Other Investments
The Company’s other investments include investments in privately-held companies. Pursuant to APB 18, the Company accounts for these investments either at historical cost or, if the Company has significant influence over the investee, the Company accounts for these investments using the equity method of accounting. As of March 29, 2008, the Company did not have any amount recorded for investments in privately-held companies.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from one to 20 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term and included in depreciation. In accordance with SFAS 34, “Capitalization of Interest Cost,” the Company capitalizes the portion of the interest expense related to the assets that are not ready for their intended use.
Other Receivables
The Company records miscellaneous non-product receivables that are collectible within twelve months. The other receivables category on the Company’s Consolidated Balance Sheets includes value added tax receivables, third-party supplier receivables for quality issues and other miscellaneous items.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The Company assesses the recoverability of its intangibles and other assets by determining its ability to generate future cash flows sufficient to recover the unamortized balances over the most current estimate of their remaining useful lives. Intangibles and other assets determined to be unrecoverable based on future cash flows would be written off in the period in which the non-recoverability determination was made as required by SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142) and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed in a business combination. SFAS 142 eliminates the amortization of goodwill and instead requires that goodwill be evaluated for impairment on an annual basis, or whenever events indicate impairment may have occurred. In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2008 and 2007 impairment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. The methods used to evaluate goodwill included two generally accepted valuation methodologies: the income approach and the market approach. The specific methods applied include the discounted cash flow method, the allocation of market capitalization method, and the guideline company method.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using an appropriate discount rate. The acquired in-process research and development with no alternative future use is expensed at the acquisition date in accordance with SFAS 141. See Note 7 to the Consolidated Financial Statements.
The value of acquired developed technology is determined by discounting forecasted cash flow directly related to the developed technology, net of returns on contributory assets.
The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate.
Reporting units may be operating segments as a whole or an operation one level below an operating segment, referred to as a component. In determining the carrying value of the reporting unit, we have to make an allocation of our manufacturing and assembly and test assets because of the interchangeable nature of our manufacturing and assembly and test capacity. We base this allocation on each reporting unit’s relative percentage utilization of the manufacturing and assembly and test assets. In the event that an individual business within a reporting unit is divested, we allocate goodwill to that business based on its fair value relative to its reporting unit. For further discussion of goodwill, see Note 6 to the Consolidated Financial Statements.
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. Such sales represented approximately 99% of its total net revenue in each of fiscal 2008, 2007 and 2006. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, and royalty income which collectively are typically less than 1% of consolidated revenue for any period. Sales of products are generally made through either the Company’s sales force, manufacturers’ representatives or through a distribution network. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” the Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from the majority of the Company’s semiconductor products is recognized upon shipment of the product to the buyer from a Company-owned or third-party location. A small percentage of revenue generated from the sale of semiconductor products through a distribution relationship is partially deferred based on the terms specified in the agreement with the distributor. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones as provided for in the agreements. Revenue from cost

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Royalty income is recognized based on a percentage of sales of the relevant product. Pricing allowances, including discounts based on the contractual arrangements with customers, are recorded when revenue is recognized as a reduction to both accounts receivable and revenue.
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
The Company’s terms and conditions do not give its customer the right of return associated with the original sale of its product. However, the Company will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. The reserve is adjusted to reflect changes in the estimated returns versus the original sale of product. Historically, sales returns have not fluctuated as a percent of sales and have remained at approximately 1%.
The Company sells its products with a standard warranty against defects of typically 12 to 27 months, in each case depending on the specific type of product and customer. The Company records estimates for product warranty costs in the period of sale. The estimated accruals are based on historical activity. The Company additionally accrues for known warranties if a loss is probable and can be reasonably estimated. The accrual and related expenses for estimated and known issues were not significant during the periods presented and were less than 1% of sales.
Shipping and Handling Cost
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.
Research and Development
The Company charges all research and development costs to expense as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.6 million, $0.6 million and $0.7 million for fiscal years 2008, 2007 and 2006, respectively.
Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards  109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.
As of April 1, 2007, the Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109, “Accounting for Income Taxes.”  This interpretation prescribes a minimum

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
recognition threshold that an income tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  During the first quarter of fiscal 2008, upon the adoption of FIN 48 the Company recorded a cumulative effect increase of $3.1 million to Retained Earnings as of the beginning of fiscal 2008 in accordance with the provisions of FIN 48. See Note 12 to the Consolidated Financial Statements for further discussion.
The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as determined in accordance with FIN 48 as a component of income tax expense. As of the date of adoption of FIN 48, the Company had $0.1 million of accrued interest and no accrued penalties associated with any unrecognized tax benefits. See Note 12 to the Consolidated Financial Statements for further discussion.
It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the United States. Accordingly, the Company does not provide U.S. income taxes on unremitted foreign earnings as provided for under APB Opinion 23, “Accounting for Income Taxes – Special Areas.”
In accordance with the provisions of Statement of Financial Accounting Standard  123R (SFAS 123R), the benefit of the deferred tax asset attributable to U.S. net operating loss (“NOL”) carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123R, will be recognized as and only to the extent that taxes payable are reduced.
Share-Based Compensation
Summary of Stock Option Plans
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
Directors’ Option Plan
In April 1997, the Company and its shareholders adopted the Non-employee Directors’ Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company’s capitalization. During fiscal years 2008, 2007 and 2006, the Company issued options to purchase 0, 0 and 140,000 shares, respectively, to eligible participants under the plan.
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
Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan
In connection with the merger of a wholly owned subsidiary of the Company with and into Sirenza and the subsequent merger of Sirenza with and into the Company, the Company assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of options to purchase common stock to employees and non-employee directors. This plan permits the grant of incentive, nonqualified, restricted and performance share awards. As of March 29, 2008 1.4 million shares were available for issuance under the Sirenza 1998 Plan.
2003 Stock Incentive Plan
The Company currently grants stock options and restricted stock awards to employees under the 2003 Stock Incentive Plan (the 2003 Plan). The Company’s shareholders approved the 2003 Stock Plan on July 22, 2003 and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan. The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted units, and performance awards and performance units under the 2003 Plan. On May 1, 2007, the Company granted performance based restricted stock awards that were awarded on March 30, 2008 after it was determined that certain performance objectives had been met. The number of performance based shares awarded in 2008 under the 2003 Plan was 651,600 shares. In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003, continued in accordance with the terms of the respective plans.
The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 24.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company’s prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 29, 2008, 11.7 million shares were available for issuance under the 2003 Plan.
2006 Directors’ Stock Option Plan
At the Company’s 2006 Annual Meeting of Shareholders, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which replaced the Nonemployee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock have been reserved for issuance under this plan, including shares remaining available for issuance under the prior Non-employee Directors Stock Option Plan. As of March 29, 2008, 0.9 million shares were available for issuance under the 2006 Directors’ Stock Option Plan.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 29, 2008, 2.3 million shares were available for future issuance under this plan and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 1.0 million shares under this plan in the year ended March 29, 2008.
For fiscal years 2008 and 2007, the primary share-based awards and their general terms and conditions are as follows:
Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date and expire 10 years from the grant date. Restricted stock awards granted by the Company generally vest over a five-year period from the grant date. Stock options granted to non-employee directors upon re-election to the Board of Directors in fiscal 2007 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested over a two-year period from the grant date and expire 10 years from the grant date. Under the new 2006 Directors Stock Option Plan, stock options granted to non-employee directors in fiscal 2008 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, vests over a two-year period from the grant date and expires 10 years from the grant date.
The options granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For such options granted prior to the adoption of SFAS 123(R), the Company will continue to recognize the expense related to these options over the vesting period of the option. With respect to options awarded to certain officers that were granted or modified after the adoption of SFAS 123(R), the Company will recognize the expense for such awards upon grant. In fiscal 2008, share-based compensation of $3.8 million was recognized upon the grant of 1.0 million options and restricted awards to certain officers of the Company. Had the Company applied the new amortization policy under SFAS 123(R) for awards issued prior to the adoption of SFAS 123(R), the impact on total pre-tax share-based compensation expense recognized in our Consolidated Statements of Operations would have been $(1.2) million for the year ended March 29, 2008. For fiscal 2007 and 2006, the impact would have been $(2.9) million and $6.3 million, respectively.
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
Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $19.3 million for fiscal 2008, net of expense capitalized into inventory. For fiscal 2008 and 2007, $0.6 million and $0.2 million of share-based compensation expense was capitalized into inventory, respectively. For fiscal 2007 and 2006, the total pre-tax share-based compensation expense recognized was $19.3 million and $25.0 million, respectively.
In fiscal 2006, the Company recognized a charge to compensation expense of approximately $19.9 million as a result of variable accounting, based upon the quoted price for the Company’s common stock at April 1, 2006, of $8.65.  For fiscal 2006, the Company accounted for employee stock options, employee restricted stock and its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense is recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For restricted stock granted at exercise prices below quoted market value, the Company recorded deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense was amortized ratably over the vesting period of the shares of restricted stock. In addition, to the extent that stock options or restricted stock awards were subject to the stock option exchange offer discussed below, such options and restricted stock awards were subject to variable accounting treatment.
During the second quarter of fiscal 2006 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s five most highly compensated officers, members of its Board of Directors, consultants, and former and retired employees.  Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them at exercise prices ranging from $5.38 to $87.50, for new options to be granted on or as soon as practicable after the first business day after expiration of the exchange program.  The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares.  As a result of the exchange program, approximately 9.4 million old options were canceled (with exercise prices ranging from $6.84 to $87.50) on August 5, 2005 and approximately 4.7 million new options were granted under the Company’s 2003 Stock Incentive Plan on August 8, 2005, with an exercise price of $6.06 (the closing price of the Company’s common stock as reported by the Nasdaq National Market (now the NASDAQ Global Select Market) on the trading date immediately preceding the date the new options were granted).  The new options generally will vested and became exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.
As a result of the exchange program and in accordance with the guidance of FIN 44, the Company was required to apply variable accounting prospectively to these new options (and to any options granted with a lower exercise price than the canceled options in the six-month look-back and look-forward periods) until the options were exercised, cancelled or expire.  In addition, in accordance with the guidance of the FASB’s EITF Issue 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion 25 and FASB Interpretation 44,” the options that were retained by eligible employees who did not participate in the exchange program were also subject to variable accounting until the options in question were exercised, forfeited or expire unexercised.  The options that were previously subject to variable accounting treatment are now subject to the provision of SFAS 123(R) and are no longer accounted for as variable awards.
As a result of adopting SFAS 123(R), cash flow from operations and cash flow from financing activities did not change as the Company did not recognize any excess tax benefit in fiscal years 2007 and 2006. SFAS 123(R) requires that the cash flows resulting from the tax benefits created by the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Pursuant to this requirement, the Company has classified its fiscal 2008 excess tax benefit as financing cash flows.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
A summary of activity of the Company’s director and employee stock option plans follows:

			Weighted-
		Weighted-	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	(in	Exercise	Contractual	Value
	thousands)	Price	Term (in years)	(in thousands)
Outstanding as of March 31, 2007	23,024	$7.46
Granted	5,142	$4.51
Exercised	(918)	$2.63
Canceled	(143)	$6.47
Forfeited	(128)	$7.66

Outstanding as of March 29, 2008	26,977	$7.05	5.64	$2,568

Vested and expected to vest as of March 29, 2008	26,951	$7.05	5.63	$2,567
Options exercisable as of March 29, 2008	19,755	$7.39	4.56	$2,455
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $2.73 as of March 29, 2008, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following tables (excludes outstanding options assumed under the Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan as a part of the acquisition):

	Fiscal Year
	2008	2007	2006

Expected volatility	50.6%	52.5%	45.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.2	5.0	7.7
Risk-free interest rate	4.5%	4.9%	4.6%
Weighted-average grant-date fair value of options granted during the period	$2.91	$3.03	$2.90
The total intrinsic value of options exercised during fiscal 2008 was $2.8 million. For fiscal years 2007 and 2006, the total intrinsic value of options exercised was $8.4 million and $2.2 million, respectively.
Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $6.0 million for fiscal 2008 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company’s common stock.

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
SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.34% for stock options and 1.38% for restricted stock awards. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company also estimated pre-vesting forfeitures for stock options based upon historical experience. For restricted stock awards, the Company accounted for forfeitures as they occurred prior to the adoption of SFAS 123(R).
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
The following activity has occurred under our existing restricted share plans:

		Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Balance at March 31, 2007	2,293	$6.29
Granted	2,420	6.21
Vested	(635)	6.43
Forfeited	(48)	6.15

Balance at March 29, 2008	4,030	$6.22

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
As of March 29, 2008, total remaining unearned compensation cost related to nonvested restricted stock was $22.3 million, which will be amortized over the weighted-average remaining service period of 2.23 years.
The total fair value of restricted stock awards vested during fiscal 2008, was $3.7 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal 2007 and 2006, the total fair value of restricted stock awards vested were $3.2 million and $2.5 million, respectively.
Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Fiscal 2006
Net income, as reported	$16,330
Non-cash share-based compensation included in net income	25,025
Pro forma share-based compensation cost	(15,259)

Pro forma net income	$26,096

Basic income per share, as reported	$0.09

Diluted net income per share, as reported	$0.08

Pro forma basic net income per share	$0.14

Pro forma diluted net income per share	$0.14

The Company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by APB 25 and related interpretations, and provided the pro forma disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB 25, no compensation expense was recognized for stock options or restricted stock issued to employees with exercise prices or share prices at or above quoted market value or for the employee stock purchase plan, which are non-compensatory under APB 25. For restricted stock granted at exercise prices below quoted market value, the Company recorded deferred compensation expense for the difference between the price of the underlying shares and the market value. Deferred compensation expense was amortized ratably over the vesting period of the shares of restricted stock.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Recent Accounting Pronouncements
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion of the resultant debt discount over the expected life of the debt. The FSP requires retrospective application to all periods presented, and does not grandfather existing instruments. The FSP is effective for the Company on the first day of fiscal 2010. The adoption of FSP APB 14-1, could increase the Company’s non-cash interest expense recognized in its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement 133”, which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. This statement will be effective for the Company beginning in the fourth quarter of fiscal 2009. The adoption of this statement will change the disclosures related to derivative instruments held by the Company.
In June 2007, the FASB ratified EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The Company is currently evaluating the impact that EITF 07-3 will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). This statement changes the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value. This statement is effective prospectively for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2010. The Company will assess the impact of adoption if and when a future acquisition occurs; however, the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, “Application of FASB Statement  157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS  157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
first quarter of fiscal 2009. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.
3. CONCENTRATIONS OF CREDIT RISK
The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.
Revenue from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

	Fiscal Year
	2008	2007	2006
Customer 1	59%	44%	38%
Customer 2	14%	30%	20%
At March 29, 2008, customers 1 and 2 had accounts receivable balances representing approximately 41% and 21%, respectively, of the Company’s total accounts receivable balance. At March 31, 2007, customers 1 and 2 had accounts receivable balances representing approximately 46% and 31%, respectively, of the Company’s total accounts receivable balance. At April 1, 2006, customers 1 and 2 had accounts receivable balances representing approximately 35% and 40%, respectively, of the Company’s total accounts receivable balance.
4. INVESTMENTS
The following is a summary of available-for-sale securities at March 29, 2008 and March 31, 2007 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 29, 2008
Government-sponsored enterprises	$56,223	$971	$—	$57,194
Corporate debt securities	43,701	4	(144)	43,561
Auction rate securities	27,300	—	(964)	26,336
Commercial paper	83	3	—	86

	$127,307	$978	$(1,108)	$127,177

March 31, 2007
Government-sponsored enterprises	$2,500	$—	$—	$2,500
Corporate debt securities	22,507	—	(5)	22,502
Equity securities	121	496	—	617
Auction rate securities	64,676	—	—	64,676

	$89,804	$496	$(5)	$90,295

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 29, 2008 and March 31, 2007.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS (continued)
The amortized cost of investments in debt securities with contractual maturities is as follows:

	March 29, 2008		March 31, 2007
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$14,550	$14,558	$38,207	$38,202
Due after one year through five years	85,457	86,283	—	—
Due after ten years	27,300	26,336	51,476	51,476

Total investments in debt securities	$127,307	$127,177	$89,683	$89,678

In the fourth quarter of fiscal 2008, the Company was informed that there was insufficient demand at auctions for certain of its auction rate securities. As a result, certain of these securities are currently not liquid and the interest rates on such securities have been reset to predetermined higher rates.  Insufficient demand for certain auction rate securities may continue. As a result, the Company reclassified $26.3 million of auction rate securities from short-term to long-term investments. Although the Company’s ability to access these funds in the near term has been affected, based on the fact that the underling security is insured and management has the ability and plans to hold these investments, we do not believe that any of its holdings of these securities are other than temporarily impaired.
During the second quarter of fiscal 2007, Jazz entered into a merger with Acquicor Technology Inc. As a result of this announcement and the Company’s intention to sell its equity interest in Jazz, the Company recorded an impairment charge of $33.9 million and reduced its investment in Jazz to $25.4 million. During the fourth quarter of fiscal 2007, Jazz announced the completion of its merger with Acquicor Technology and as a result, the Company received cash of approximately $23.1 million. During fiscal 2008, the Company received cash related to its hold-back provision of $1.7 million and recorded a slight impairment of $0.5 million.
5. INVENTORIES
The components of inventories are as follows (in thousands):

	Fiscal Year
	2008	2007

Raw materials	$65,251	$24,996
Work in process	70,167	44,429
Finished goods	85,663	58,942

	221,081	128,367
Inventory reserves	(30,328)	(15,392)

Total inventories	$190,753	$112,975

6. INTANGIBLE ASSETS AND GOODWILL
The change in the carrying amount of goodwill for the year ended March 29, 2008, is as follows (in thousands):

Balance as of March 31, 2007	$114,897
Adjustments during the period	586,420

Balance as of March 29, 2008	$701,317

Goodwill increased $591.6 million as a result of the acquisition of Sirenza (see Note 7 to the Consolidated Financial Statements). In addition, there was a reduction to goodwill of $5.2 million related to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized for businesses acquired.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. INTANGIBLE ASSETS AND GOODWILL (continued)
The remaining portion of the valuation allowance for these pre-acquisition deferred tax assets for which subsequently recognized tax benefits may be applied to reduce goodwill was approximately $3.4 million at March 29, 2008.
In accordance with SFAS 142, the Company assesses impairment of acquired goodwill on an annual basis on the first day of the fourth quarter in each fiscal year. Upon completion of the fiscal 2008 and 2007 impairment assessments, no impairment was indicated as the estimated fair values of the reporting units exceeded their respective carrying values. See Note 2 to the Consolidated Financial Statements.
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 29, 2008		March 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets:
Technology licenses	$10,851	$7,052	$12,625	$6,697
Customer relationships	83,490	3,454	300	300
Acquired product technology and other	134,634	13,397	6,842	4,284

Total	$228,975	$23,903	$19,767	$11,281

Technology licenses (net of accumulated amortization) decreased $1.2 million as of March 29, 2008 due to the recognition of an impairment loss in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was charged to research and development expense in the fourth quarter of fiscal 2008.
Acquired product technology increased by $127.8 million at March 29, 2008, as a result of the acquisition of Sirenza’s developed technology ($127.5 million) and order backlog ($1.8 million). In addition, acquired product technology decreased approximately $1.5 million during fiscal 2008 due to the recognition of a portion of the deferred tax assets for which no benefit was previously recognized in connection with deferred tax liabilities from prior business acquisitions.
Intangible asset amortization expense was $13.2 million, $2.0 million and $1.7 million in fiscal 2008, 2007 and 2006, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Fiscal Year Ending	Expense
2009	$27,573
2010	27,555
2011	27,229
2012	27,187
2013	27,187

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS
Filtronic Compound Semiconductors Limited
On February 28, 2008, the Company completed its acquisition of Filtronic Compound Semiconductors Limited (Filtronic), a wholly owned subsidiary of Filtronic PLC. The acquisition price included the purchase of Filtronic’s six-inch GaAs wafer fabrication facility (“fab”) at Newton Aycliffe, United Kingdom, and the purchase of Filtronic’s millimeter wave RF semiconductor business. The addition of Filtronic’s high-volume GaAs fabrication facility is expected to reduce the Company’s GaAs pHEMT manufacturing costs and provide incremental GaAs manufacturing capacity sufficient to support near-term anticipated growth. Filtronic’s microwave and millimeter wave components are also expected to strengthen the Company’s multi-market business product portfolio as well as enable the Company to improve gross margins.
The total purchase price components for the Filtronic acquisition are as follows (in thousands):

Cash consideration to Filtronic PLC	$24,970
Working capital refund from Filtronic PLC	(3,640)
Estimated transaction costs	1,357

Estimated total purchase price	$22,687

The total purchase price of $22.7 million was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company as of February 28, 2008 as follows (in thousands):

Cash	$5
Accounts receivable	1,202
Inventory	9,331
Other current assets	1,263
Other non-current assets	17,334

Total assets	29,135

Accounts payable and accruals	(6,199)
Other current liabilities	(249)

Total purchase price	$22,687

While the Company continues to obtain information to refine the fair values of the assets acquired and liabilities assumed, the preliminary allocation of purchase price is substantially complete. As the Company completes its tax filings for the period reflecting the transactions, additional adjustments may be required to the deferred tax balances. This process of finalizing the fair values of assets and liabilities assumed may result in additional adjustments to the purchase price allocation and the amount of goodwill.
Filtronic’s results of operations are included in the Company’s income statement for the period of February 29, 2008 through March 29, 2008.
Sirenza Microdevices, Inc.
On November 13, 2007, the Company completed its acquisition of Sirenza pursuant to the Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among the Company, Iceman Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Sirenza (the “Merger Agreement”). In accordance with the terms and conditions

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)
of the Merger Agreement, the Company acquired Sirenza through the merger of Merger Sub with and into Sirenza, following which Sirenza, as the surviving corporation and a wholly-owned subsidiary of the Company, merged with and into the Company (together, the “Mergers”).  Prior to the Mergers, Sirenza was a publicly held supplier of radio frequency components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets.  Sirenza’s products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. The acquisition of Sirenza is expected to enable the Company to diversify its revenue and improve gross margins.
The total purchase price was approximately $880.5 million and consisted of cash consideration of $293.2 million, approximately 95.6 million equity securities valued at $577.4 million, which include common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $9.9 million in transaction costs. Under the terms of the Merger Agreement, each outstanding share of Sirenza’s common stock was exchanged for a combination of 1.7848 shares of the Company’s common stock and $5.56 in cash. Under the purchase method of accounting and the guidance of EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the equity consideration was determined using an average of the Company’s closing share prices beginning two days before and ending two days after August 13, 2007, the date on which the acquisition was announced, or $6.04 per share. In accordance with SFAS 123(R), “Share-based Payments,” the fair value of issued and vested awards assumed by the Company were recognized as an element of the purchase price with the fair value of the assumed options estimated using the Black-Scholes model.
Options to purchase Sirenza common stock that were outstanding immediately prior to the Mergers were assumed by the Company and converted into options to purchase the Company’s common stock that are subject to the same vesting and other conditions that applied to the Sirenza options immediately prior to the Mergers. Performance share awards (“PSAs”) for Sirenza common stock that were outstanding immediately prior to the Mergers were assumed by the Company and converted into contingent rights to acquire the Company’s common stock that are subject to the same vesting and other conditions that applied to the Sirenza PSAs immediately prior to the Mergers. Shares of Sirenza common stock underlying restricted stock awards (“RSAs”) that were subject to forfeiture risks, repurchase options or other restrictions immediately prior to the Mergers were converted into shares of the Company’s common stock and/or cash and remain subject to the same restrictions that applied to the Sirenza RSAs immediately prior to the Mergers.
The total purchase price components for the Sirenza acquisition are as follows (in thousands):

Fair value of RFMD common stock issued to Sirenza shareholders	$568,285
Cash consideration to Sirenza shareholders	293,229
Fair value of RFMD vested common stock awards issued as consideration for replacement of outstanding Sirenza vested common stock awards	9,094
Estimated transaction costs	9,933

Estimated total purchase price	$880,541

The total purchase price of $880.5 million was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by RFMD as of November 13, 2007, as follows (in thousands):

Cash	$43,928
Accounts receivable	22,335
Inventory	33,612
Other current assets	1,979
Property, plant and equipment	16,168
Other non-current assets	300
Identifiable intangible assets:

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)

Developed technology	127,520
Customer relationships	83,190
In-process research and development	13,860
Order backlog	1,760
Goodwill	591,590

Total assets	936,242

Accounts payable and accruals	(26,668)
Other current liabilities	(2,148)
Deferred taxes, net	(24,586)
Long-term liabilities	(2,299)

Total purchase price	$880,541

While the Company continues to obtain information to refine the fair values of the assets acquired and liabilities assumed, the preliminary allocation of purchase price is substantially complete. As the Company completes its tax filings for the period reflecting the transactions, additional adjustments may be required to the deferred tax balances. This process of finalizing the fair values of assets and liabilities assumed may result in additional adjustments to the purchase price allocation and the amount of goodwill.
The in-process research and development with no alternative future use that we acquired from Sirenza ($13.9 million) was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations.”
Sirenza’s results of operations are included in the Company’s income statement for the period of November 14, 2007 through March 29, 2008. During fiscal 2008, the Company expensed $0.9 million of severance costs related to headcount reductions resulting from the combination of the Company and Sirenza and as of March 29, 2008, the restructuring reserve related to these severance costs approximates $1.4 million.
The order backlog and developed technology assets acquired are being amortized on a straight-line basis over their estimated useful lives of 12 weeks and seven years, respectively, and such amortization is included in cost of goods sold. Customer relationships are being amortized on a straight-line basis over their estimated useful lives of ten years and such amortization is included in marketing and selling expense. The acquired in-process research and development with no alternative future use was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations.”
The $591.6 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” the goodwill is not being amortized and will be evaluated for impairment on an annual basis.
The following unaudited pro forma consolidated financial information for fiscal 2008 and 2007, assumes that the Sirenza acquisition, which closed on November 13, 2007, was completed at the beginning of the periods presented below (in thousands):

	Fiscal 2008	Fiscal 2007
Revenue	$1,065,848	$1,160,193
Net income	$5,172	$74,703
Basic net income per common share	$0.02	$0.28
Diluted net income per common share	$0.02	$0.26
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
8. LEASES
The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 1.9% to 24.9% as of March 29, 2008. Equipment under capital lease arrangements are included in property, plant and equipment aggregated approximately $0.8 million and

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
8. LEASES (Continued)
$0.0 million as of March 29, 2008 and March 31, 2007. Capital lease amortization totaling approximately $0.1 million, $0.0 million and $0.0 million is included in depreciation expense for the fiscal 2008, 2007 and 2006, respectively.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The terms of these operating leases range from 12 months to 15 years. Several have renewal options up to two 10-year periods and several also include standard inflation escalation terms which are recognized to expense on a straight-line basis. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from two years to five years. As of March 29, 2008, the total future minimum lease payments were approximately $55.2 million related to facility operating leases and approximately $0.6 million related to equipment operating leases.
Minimum future lease payments under non-cancelable capital and operating leases as of March 29, 2008, are as follows (in thousands):

Fiscal Years	Capital	Operating
2009	$233	$10,998
2010	241	9,541
2011	—	9,025
2012	—	7,979
2013	—	6,171
Thereafter	—	12,119

Total minimum payment	$474	$55,833

Less amounts representing interest	25

Present value of minimum lease payments	449
Less current portion	233

Obligations under capital leases, less current portion	$216

The current and long-term obligations under capital leases are included in “other current liabilities” and “other long-term liabilities” on the balance sheet, respectively.
Rent expense under operating leases, including facilities and equipment, was approximately $11.6 million, $11.1 million, and $11.8 million for fiscal 2008, 2007 and 2006, respectively.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT
Debt at March 29, 2008 and March 31, 2007 is as follows (in thousands):

	March 29, 2008	March 31, 2007
Convertible subordinated notes due 2010, net of discount	$228,330	$227,596
Convertible subordinated notes due 2012, net of discount	196,465	—
Convertible subordinated notes due 2014, net of discount	171,649	—
Bank loan	6,556	—
Equipment term loan, net of discount	18,180	22,264

Subtotal	621,180	249,860
Less current portion of equipment term loan	4,482	4,151

Total long-term debt	$616,698	$245,709

Aggregate debt maturities as of March 29, 2008, are as follows (in thousands):

Fiscal Years
2009	$4,482
2010	4,823
2011	233,459
2012	3,746
2013 and thereafter	374,670

Total	$621,180

Convertible Debt
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
Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014. Both series of the notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company’s existing and future senior debt. The notes effectively are subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.
Holders may convert either series of notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT (continued)
equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. The maximum number of shares issuable upon conversion of these notes is approximately 36.2 million shares, which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
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
Holders of the notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between the Company and Merrill Lynch. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement with the Securities and Exchange Commission on July 3, 2007, covering resales of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was automatically effective upon filing. The Company has agreed to keep the shelf registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the notes and all of the shares of common stock issuable upon conversion of the notes; (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144(k) promulgated under the Act; or (3) the date that is two years from the original issuance of the notes.
The Company’s 0.75% and the 1.00% convertible subordinated notes had a fair value of $140.4 million and $113.9 million, respectively, as of March 29, 2008.
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
The Company’s 1.50% convertible subordinated notes had a fair value of $207.0 million as of March 29, 2008, on the PORTAL Market. The convertible notes due 2010 are unsecured and unsubordinated to the Company’s existing and future senior debt and other liabilities of the Company’s subsidiaries.
Other Debt
During the first quarter of fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of March 29, 2008, this loan was equivalent to approximately $6.6 million (amount fluctuates based on currency rate). The proceeds are being used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three to five year loan was 7.74% effective as of December 21, 2007, which is the most recent published rate available as of March 29, 2008). The Company has received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan.
During the first quarter of fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement (“equipment term loan”). The net proceeds from the equipment term loan were approximately $24.8 million after payment of

 RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%. The equipment term loan is secured by a first priority lien on certain of the Company’s manufacturing equipment. Under the terms of the equipment term loan, the Company must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of March 29, 2008, the Company is in compliance with these covenants.
10. RETIREMENT BENEFIT PLANS
Germany Defined Benefit Pension Plan
The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with a benefit obligation of approximately $3.0 million. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of March 29, 2008. The Company recognized the fair value of the unfunded projected benefit obligation in connection with its acquisition of Sirenza at the date of acquisition.
The Company’s practice is to fund the various pension plans in amounts at least sufficient to meet the minimum requirements of applicable local laws and regulations. Depending on the design of the plan, local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. The company accrues for all such liabilities, in accordance with SFAS 158 “Employers’ Accounting for Defined Benefit Pension & Other Post Retirement Plans.”
U.S. Defined Contribution Plan
Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of five continuous years of service. The Company contributed $4.7 million, $3.6 million and $2.8 million to the plan during fiscal years 2008, 2007 and 2006, respectively. The increase in Company contributions in fiscal year 2008 is due to the increase in the number of participating employees following the Sirenza acquisition.
U.K. Defined Contribution Plan
Employees of the Company’s recently acquired U.K. subsidiary are eligible to participate in a stakeholder pension plan immediately upon hire. An employee may invest their earnings in the stakeholder pension plan and receive a tax benefit based upon U.K. legislation. Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. The Company contributed $0.1 million to the plan during fiscal year 2008.
11. ASSET SALE AND RELATED RESTRUCTURING CHARGES
Bluetooth
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

 RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
version 1.2 qualified products, including its radio/modem products SiW1712 and SiW1721 and HCI interface products, the SiW3000 and SiW3500.
On December 15, 2006 (the closing date of the transaction with QUALCOMM), the Company received cash of approximately $32.6 million (net of transaction costs), with the remaining $5.9 million of the cash purchase price being retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company, which include indemnification for losses arising out of any breach by the Company of any representations, warranties or covenants contained in the Asset Purchase Agreement with QUALCOMM. The $5.9 million receivable is included in current assets in the Company’s consolidated financial statements at March 29, 2008 and March 31, 2007. As a result of this asset sale, the Company recognized a gain of approximately $36.4 million (net of approximately $0.5 million in costs associated with the sale) which is included in other operating income in the Company’s consolidated financial statements in fiscal 2007. The Company also incurred restructuring expenses totaling approximately $1.4 million in fiscal 2008 and $2.5 million in fiscal 2007 (related to lease costs and miscellaneous administrative expenses), which are included in other operating income in the Company’s consolidated financial statements. As of March 31, 2007, the restructuring was substantially complete.
12. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2008	2007	2006

United States	$(39,861)	$75,256	$13,867
Foreign	11,952	11,143	6,344

Total	$(27,909)	$86,399	$20,211

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year
	2008	2007	2006

Current (expense) benefit:
Federal	$341	$(1,562)	$(63)
State	(50)	220	45
Foreign	(3,713)	(3,061)	(2,942)

	(3,422)	(4,403)	(2,960)

Deferred (expense) benefit:
Federal	26,854	(868)	(1,940)
State	5,421	(71)	(86)
Foreign	4,802	2,359	1,105

	37,077	1,420	(921)

Total	$33,655	$(2,983)	$(3,881)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (Continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2008	2007

Deferred income tax assets:
Allowance for bad debts	$295	$137
Warranty reserve	737	201
Inventory reserve	11,317	5,758
Accrued vacation	3,594	2,723
Sale/leaseback	325	366
Write-down of investment	4,678	1,675
Investment loss (income)	1,718	1,718
Equity compensation	13,681	8,756
Capitalized research and development expenses	8,157	4,560
Accumulated depreciation/basis difference	50,762	3,463
Net operating loss carry-forwards	63,482	13,956
Research and other credits	40,714	44,644
Capital loss carry-forward	1,072	—
Other deferred assets	2,664	617
Other comprehensive income	48	—

Total deferred income tax assets	203,244	88,574
Valuation allowance	(38,792)	(51,378)

Net deferred income tax asset	$164,452	$37,196

Deferred income tax liabilities:
Accumulated depreciation/basis difference	$(27,463)	$(28,659)
Amortization and purchase accounting basis difference	(77,986)	(1,442)
Deferred gain	(1,862)	—
Inventory	(1,923)	—
Other deferred liabilities	(858)	(1,783)
Other comprehensive income	—	(226)

Total deferred income tax liabilities	(110,092)	(32,110)

Net deferred income tax asset	$54,360	$5,086

Amounts included in Consolidated Balance Sheets:
Current assets	$35,058	$7,039
Current liabilities	(167)	—
Non-current assets	30,078	3,463
Non-current liabilities	(10,609)	(5,416)

Net deferred income tax asset	$54,360	$5,086

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (Continued)
At March 29, 2008, the Company has recorded a $38.8 million valuation reserve against deferred tax assets. This consists of $11.8 million related to U.S. domestic state operating losses and state tax credits, and $27.0 million related to U.K. operating losses. Each of these valuation reserves were established in accordance with SFAS 109 as it is management’s opinion that it is more likely than not that these benefits may not be realized. Of the valuation allowance, $3.4 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill.
During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets of the Company that existed as of the end of fiscal 2007 was reduced by $43.6 million. Based on the Company’s evaluation of the realizability in future years of its deferred tax assets at that time, $31.6 million of the valuation allowance was reversed. The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies. In addition, $0.9 million was recorded in connection with state credit deferred tax assets recognized in connection with a prior acquisition and $12.9 million was reversed in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB statement 109.” The majority of the subsequent increase in the valuation allowance consisted of the $3.4 million amount recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and the $27.0 million amount recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.
As of March 29, 2008, the Company has U.K. loss carryovers of approximately $36.9 million that carry forward indefinitely, federal loss carryovers of approximately $137.7 million that expire in years 2011-2025 if unused, and state losses of approximately $36.1 million that expire in years 2009-2025 if unused. Federal credits of $32.9 million and state credits of $24.8 million may expire in years 2008-2025 and 2008-2015, respectively. Federal alternative minimum tax credits of $3.4 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the close of the Filtronic, Sirenza, Resonext and Silicon Wave acquisitions. The utilization of acquired domestic assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions. The U.K. loss carryovers are potentially subject to limitation under the U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the trade or business of Filtronic within three years of the change in ownership.
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
The Company’s overall tax rate for fiscal 2008 and fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic net operating losses, tax credits, rate differences on foreign transactions the write off in fiscal 2008 of in-process research and development costs in connection with the Sirenza acquisition, and other differences between book and tax treatment of certain expenditures. The Company’s overall tax rate for fiscal 2006 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the non-recognition of the U.S. tax benefits on the domestic NOLs, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.
A reconciliation of the (provision for) and benefit from income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal 2008, 2007, and 2006 is as follows (dollars in thousands):
The Company is subject to the transition period rules that raise the income tax rate in China from the 15% rate applicable for Foreign Investment Enterprises prior to 2008 to the new 25% corporate income tax rate that became effective as of January 1, 2008. The transition period rates are 18% (2008), 20% (2009), 22% (2010), 24% (2011) and 25% (2012 and thereafter).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (Continued)

	Fiscal Year
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax (expense) benefit at statutory federal rate	$9,768	35.00%	$(30,240)	35.00%	$(7,074)	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	2,584	9.26	(264)	0.31	2,034	(10.06)
Research and development credits	1,309	4.69	1,596	(1.85)	2,135	(10.56)
Foreign sales benefit	—	—	2,515	(2.91)	2,477	(12.25)
Effect of change in foreign income tax rate applied to deferred tax asset	2,309	8.27	1,105	(1.28)	—	—
Foreign tax rate difference	2,963	10.62	2,093	(2.42)	382	(1.89)
Change in reserve for deferred tax assets	20,065	71.89	19,721	(22.83)	(4,140)	20.49
In-process research and development	(4,739)	(16.98)	—	—	—	—
Other	(604)	(2.16)	491	(0.57)	305	(1.53)

	$33,655	120.59%	$(2,983)	3.45%	$(3,881)	19.20%

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of adoption, the Company recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $15.3 million. Included in this amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As of March 29, 2008, the Company’s gross unrecognized tax benefits totaled $20.7 million, of which $15.8 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (in thousands) is as follows:

Balance at March 31, 2007	$15,299
Additions based on positions related to current year	4,218
Additions for tax positions in prior years	2,043
Additions for tax positions assumed in business combinations	810
Reductions for tax positions in prior years	(1,160)
Expiration of Statute of Limitations	(556)
Settlements	—

Balance at March 29, 2008	$20,654

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. During fiscal 2008 the Company recognized $0.3 million of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $0.1 million and $0.6 million as of March 31, 2007 and March 29, 2008, respectively.
Within the next 12 months, the Company believes it is reasonably possible that $0.7 million of unrecognized tax benefits may be reduced as a result of the expiration of statute of limitations.
During the first quarter of 2008, the Company agreed to proposed adjustments of $1.8 million related to the examination of its fiscal 2005 United States federal income tax return, which adjustments reduced existing net operating loss carryovers. Subsequent tax years remain open for examination by the United States federal taxing authorities. Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2005 through present), California (fiscal 2004 through present), the United Kingdom (fiscal 2002 through present), Germany (calendar year 2004 through present), and China (calendar year 2000 through present).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	For Fiscal Year
	2008	2007	2006

Numerator for basic and diluted net income per share:
Net income available to common shareholders	$5,746	$83,416	$16,330
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	—	4,056	—

Net income plus assumed conversion of notes —
Numerator for diluted net income per share	$5,746	$87,472	$16,330

Denominator:
Denominator for basic net income per share — weighted average shares	227,270	192,137	188,832
Effect of dilutive securities:
Employee stock options	3,029	4,232	3,949
Assumed conversion of 1.50% convertible notes	—	30,144	—

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	230,299	226,513	192,781

Basic net income per share	$0.03	$0.43	$0.09

Diluted net income per share	$0.02	$0.39	$0.08

During the third quarter of fiscal 2008, we issued approximately 95.6 million equity securities in connection with the acquisition of Sirenza (see Note 7 to the Consolidated Financial Statements).
In the computation of diluted net income per share for fiscal 2008 and 2007, 11.1 million shares and 4.3 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
The computation of diluted net income per share for fiscal 2008 and 2006 did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.
The computation of diluted net income per share for fiscal year 2007 assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company’s common stock on the date it committed to sell the notes was $5.78 per share.
The computation of diluted net income per share does not assume the conversion of the Company’s 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively. Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock an amount in cash equal to the lesser of (1) $1,000 or (2) the

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. NET INCOME (LOSS) PER SHARE (Continued)
conversion value. If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock. In accordance with Emerging Issues Task Force 90-19 (EITF 90- 19), “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” the Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable. Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company’s common stock for the ten consecutive trading days preceding the date of determination. The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.
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
15. COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At March 29, 2008, the Company had reserved a total of approximately 114.0 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors and employees stock option plans	26,977
Possible future issuance under Company stock option plans	14,281
Outstanding directors’ options outside of non-employee directors’ option plan	80
Employee stock purchase plan	2,298
Restricted share-based awards granted	4,030
Possible future issuance pursuant to convertible subordinated notes	66,333

Total shares reserved	113,999

16. SHARE REPURCHASE
During the fourth quarter of fiscal 2008, the Board of Directors of the Company authorized the repurchase of up to $150.0 million of its outstanding common stock over the next 24 months. The share repurchase program authorizes the Company to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 29, 2008, the Company repurchased 30.0 million shares at an average price of $3.27 on the open market, which reduced the total number of outstanding shares by approximately 10%.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
17. COMMITMENTS AND CONTINGENCIES
Legal The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position or results of operations.
During fiscal 2007, the Company received a notification from a customer with respect to a failure in the field of one of its products due to an alleged defect in the products. The Company has identified this defect and is working with its customer to replace these defective products at an estimated cost of $1.5 million.
18. RELATED PARTY TRANSACTIONS
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
During the second quarter of fiscal 2007, Jazz entered into a merger with Acquicor Technology Inc. As a result of this announcement and the Company’s intention to sell its equity interest in Jazz, the Company recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During the fourth quarter of fiscal 2007, Jazz announced the completion of their merger with Acquicor Technology and as a result, the Company received cash of approximately $23.1 million. During fiscal 2008, the Company received an additional $1.7 million in sale proceeds and recorded a slight impairment of $0.5 million.
19. GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows:

	Fiscal Year
	2008	2007	2006

Sales:
United States (U.S.)	$100,907	$73,773	$113,200
International	855,363	949,842	657,047

	Fiscal Year
	2008	2007	2006

Sales:
United States	11%	7%	15%
Asia	67	74	65
Europe	19	17	17
Central and South America	2	1	2
Canada	<1	<1	<1
Other	<1	<1	<1

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
19. GEOGRAPHIC INFORMATION (continued)
The Company classifies its revenue based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Fiscal Year
(in thousands)	2008	2007	2006

Net Revenue:
Cellular Products Group	$841,405	$958,389	$707,494
Multi-Market Products Group	114,865	65,226	62,753

Total	$956,270	$1,023,615	$770,247

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2008	2007	2006

Long-lived tangible assets:
United States	$338,395	$324,374	$303,358
International	91,842	49,081	37,935
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total international revenue for fiscal 2008, approximately 41% ($350.8 million) was from customers in China, 13% ($109.0 million) from customers in Hungary, 10% ($82.3 million) from customers in Singapore, 8% ($71.4 million) from customers in Taiwan, 7% ($63.9 million) from customers in Korea, 7% ($59.2 million) from customers in Finland, and 6% ($49.9 million) from customers in India. Long-lived tangible assets include property and equipment and at March 29, 2008, approximately $84.2 million (or 20%) of the Company’s total property and equipment was located in China.
20. QUARTERLY DATA (UNAUDITED):

Fiscal 2008 Quarter
(in thousands, except
per share data)	First		Second	Third	Fourth

Revenue	$211,599		$255,845	$268,182	$220,644 [3]
Gross profit	66,698		82,265	70,310	55,683 [3]
Net income (loss)	23,601	[1]	14,462	(15,077)[2]	(17,240)[3]
Net income (loss) per share:
Basic	$0.12		$0.07	$(0.06)	$(0.06)
Diluted	$0.11		$0.07	$(0.06)	$(0.06)

Fiscal 2007 Quarter
(in thousands, except
per share data)	First	Second	Third		Fourth

Revenue	$238,335	$246,919	$281,091		$257,270
Gross profit	79,656	86,141	100,497		90,566
Net income (loss)	13,934	(19,977)[4]	59,326	[5]	30,133
Net income (loss) per share:
Basic	$0.07	$(0.10)	$0.31		$0.16
Diluted	$0.07	$(0.10)	$0.26		$0.14

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
20. QUARTERLY DATA (UNAUDITED) (continued):
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2007 and fiscal 2008 contained a comparable number of weeks (13 weeks).
1. In the first quarter of fiscal 2008, income tax benefit primarily included $20.7 million related to a reduction in the deferred tax asset valuation reserve.
2. In the third quarter of fiscal 2008, in-process research and development with no alternative future use that we acquired from Sirenza ($13.9 million), was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combination.”
3. Amounts shown are different from previously announced results by $1.3 million due to an increase in an accrual resulting from a settlement that occurred subsequent to previously announced results. The settlement was with a customer regarding a failure in the field of one of our products due to an alleged product defect.
4. In the second quarter of fiscal 2007 and as a result of the announced merger of Jazz Semiconductor, Inc. with a wholly owned subsidiary of Acquicor Technology, Inc. and the Company’s intention to sell its equity interest in Jazz, the Company recorded an impairment charge of $33.9 million for its investment in Jazz.
5. In the third quarter of fiscal 2007, the Company recorded a gain of $34.6 million (net of restructuring expenses) from the sale of substantially all of the assets related to its Bluetooth® product line, including the Company’s next-generation SiW1722 and RF4000 series products, as well as associated fixed assets, intellectual property, inventory and receivables.
21. SUBSEQUENT EVENTS:
In the first quarter of fiscal 2009, the Company announced plans for a strategic restructuring. In fiscal year 2009, the Company intends to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on core semiconductor component opportunities, including cellular front ends and other components in the Company’s Cellular Products Group and the expanding portfolio of semiconductor components in its Multi-Market Products Group.
On April 26, 2008, the Company completed the acquisition of Universal Microwave Corporation (UMC). In accordance with the terms of the transaction, the Company paid approximately $23.0 million in cash for UMC, plus transaction costs. With its high performance RF oscillators and synthesizers, UMC’s major end-markets include point-to-point radios, CATV head-end equipment and military communications radios. The addition of UMC is expected to strengthen the Company’s position in point-to-point radios as the products are complementary to those of RFMD-UK (previously Filtronic Compound Semiconductor, Ltd.). The Company expects to leverage the high performance products for customers operating in other applications requiring UMC’s ultra low-noise oscillators. The acquisition of UMC furthers the Company’s diversification strategy and is expected to be accretive to gross margins and earnings.

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
Management’s evaluation did not include assessing the effectiveness of internal control over financial reporting at Sirenza Microdevices, Inc. (Sirenza) which was acquired on November 13, 2007. Total revenue of Sirenza included in our consolidated results of operations for the year ended March 29, 2008 was $44.5 million, or 4.7% of consolidated revenue. The assets and liabilities of Sirenza at March 29, 2008 were approximately $133.6 million and $72.1 million, respectively.
Management’s evaluation did not include assessing the effectiveness of internal control over financial reporting at Filtronic Compound Semiconductors, Limited (Filtronic) which was acquired on February 29, 2008. Total revenue of Filtronic included in our consolidated results of operations for the year ended March 29, 2008 was $2.7 million, or 0.3% of consolidated revenue. The assets and liabilities of Filtronic at March 29, 2008 were approximately $20.2 million and $4.1 million, respectively.
In accordance with the guidance published by the Securities and Exchange Commission, the Company’s assessment of internal control reporting may exclude the scope of acquired businesses. However, the exclusion from management’s report on internal control over financial reporting shall not extend beyond one year from the date of acquisition.
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of March 29, 2008. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 29, 2008.
The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareholders. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control
The Board of Directors and Shareholders of RF Micro Devices, Inc.
We have audited RF Micro Devices, Inc. and subsidiaries’ internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sirenza Microdevices, Inc. (“Sirenza”) and Filtronic Compound Semiconductors, Limited (“Filtronic”), which are included in the 2008 consolidated financial statements of RF Micro Devices, Inc, and constituted $133.6 million and $61.5 million, and $20.2 million and $16.1 million, of total and net assets, respectively, as of March 29, 2008, and $44.5 million and $2.7 million of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of RF Micro Devices, Inc. also did not include an evaluation of the internal control over financial reporting of Sirenza and Filtronic.
In our opinion, RF Micro Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 29, 2008 of RF Micro Devices, Inc. and subsidiaries and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina
May 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RF Micro Devices, Inc.
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 29, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and subsidiaries at March 29, 2008 and March 31, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, in 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109. In addition, in 2007 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and subsidiaries internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina
May 27, 2008

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
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not Applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 30, 2008, under the captions “Corporate Governance,” “Executive Officers,” “Nominees for Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 30, 2008, under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee,” which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 30, 2008, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 30, 2008, under the captions “Related Person Transactions” and “Corporate Governance,” which are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 30, 2008, under the captions “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” which are incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
i.	Consolidated Balance Sheets as of March 29, 2008 and March 31, 2007.

ii.	Consolidated Statements of Operations for fiscal years 2008, 2007 and 2006.

iii.	Consolidated Statements of Shareholders’ Equity for fiscal years 2008, 2007 and 2006.

iv.	Consolidated Statements of Cash Flows for fiscal years 2008, 2007 and 2006.

v.	Notes to Consolidated Financial Statements.
Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Financial Statements.
(2)	Financial Statement Schedules:
Schedule II — “Valuation and Qualifying Accounts” appears below.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
Schedule II
Valuation and Qualifying Accounts
Fiscal Years Ended 2008, 2007 and 2006
(In thousands)

	Balance at	Additions	Additions Amount
	Beginning of	Charged to Costs	Acquired through	Deductions		Balance at End
	Period	and Expenses	Acquisition	from Reserve		of Period

Year ended March 29, 2008
Allowance for doubtful accounts	$366	$62	$1,654	$1,286	(i)	$796
Inventory reserve	15,392	5,816	12,423	3,303	(ii)	30,328
Year ended March 31, 2007
Allowance for doubtful accounts	$386	$—	$—	$20	(i)	$366
Inventory reserve	16,673	7,259	—	8,540	(ii)	15,392
Year ended April 1, 2006
Allowance for doubtful accounts	$566	$(35)	$—	$145	(i)	$386
Inventory reserve	22,453	4,274	—	10,054	(ii)	16,673

(i)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled $0.7 million, $0.0 million, and $0.2 million for the fiscal years ended March 29, 2008, March 31, 2007, and April 1, 2006, respectively.

(ii)	The Company wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.

(3)	The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b) Exhibits.
See the Exhibit Index.
(c) Separate Financial Statements and Schedules.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.
Date: May 28, 2008	By:	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 28, 2008.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(principal executive officer)

/s/ William A. Priddy, Jr.	Name:	William A. Priddy, Jr.
	Title:	Chief Financial Officer, Corporate Vice President
of Administration and Secretary
(principal financial officer)

/s/ Barry D. Church	Name:	Barry D. Church
	Title:	Vice President and Corporate Controller
(principal accounting officer)

/s/ Albert E. Paladino	Name:	Dr. Albert E. Paladino
	Title:	Chairman of the Board of Directors

	Name:	Daniel A. DiLeo
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ David A. Norbury	Name:	David A. Norbury
	Title:	Director

/s/ William J. Pratt	Name:	William J. Pratt
	Title:	Director

/s/ Casimir S. Skrzypczak	Name:	Casimir S. Skrzypczak
	Title:	Director

/s/ Erik H. van der Kaay	Name:	Erik H. van der Kaay
	Title:	Director

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004 (1)

2.2	Asset Purchase Agreement, by and among QUALCOMM Incorporated, RF Micro Devices, Inc. and RFMD WPAN, Inc., dated as of December 1, 2006 (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., Iceman Acquisition Sub, Inc., and Sirenza Microdevices, Inc. (29)

3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (3)

3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (4)

3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated August 10, 2001 (5)

3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (31)

4.1	Specimen Certificate of Common Stock (7)

4.2(a)	Rights Agreement, by and between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent, dated as of August 10, 2001 (8)

4.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and Wachovia Bank, National Association (formerly First Union National Bank), as Rights Agent (9)

4.3	Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (10)

4.4	Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank National Association, as Trustee (10)

4.5	Registration Rights Agreement, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein, dated as of July 1, 2003 (10)

4.6	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 0.75% Convertible Subordinated Notes due April 15, 2012 (11)

4.7	Form of Note for 0.75% Convertible Subordinated Notes due April 15, 2012, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (11)

4.8	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 1.00% Convertible Subordinated Notes due April 15, 2014 (11)

EXHIBIT INDEX

Exhibit
No.	Description

4.9	Form of Note for 1.00% Convertible Subordinated Notes due April 15, 2014, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (11)

4.10	Registration Rights Agreement between RF Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 4, 2007 (11)

The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601 (b) (4) (iii) of Regulation S-K

10.1	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended (12)*

10.2	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (7)*

10.3	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (12)*

10.4	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (12)*

10.5	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (12)*

10.6	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (12)*

10.7	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (13)

10.8	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (14)

10.9	License and Technical Assistance Agreement, by and between the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. and RF Micro Devices, Inc., dated June 6, 1996 (7)

10.10	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (15)

10.11	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (15)

10.12	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (16)

10.13	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (17)

10.14	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (12)

EXHIBIT INDEX

Exhibit
No.	Description

10.15	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (18)*

10.16	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and Jerry D. Neal (18)*

10.17	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William A. Priddy, Jr. (18)*

10.18	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and Barry D. Church (6)*

10.19	Change in Control Agreement, effective as of March 1, 2001 between RF Micro Devices, Inc. and Suzanne B. Rudy (6)*

10.20	Amended and Restated Change in Control Agreement effective as of January 10, 2003, between RF Micro Devices, Inc. and Robert A. Bruggeworth (19)*

10.21	Change in Control Agreement, effective as of June 9, 2003, between RF Micro Devices, Inc. and Steven E. Creviston (20)*

10.22	Change in Control Agreement, effective as of May 15, 2004, between RF Micro Devices, Inc. and James D. Stilson (6)*

10.23	Change in Control Agreement, effective as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson (21)*

10.24	Form of Amendment No. 1 to Change in Control Agreements, effective as of June 9, 2005 (22)*

10.25	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (23)

10.26	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (24)*

10.27	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (25)*

10.28	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (25)*

10.29	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (22)*

10.30	Form of Restricted Stock Award Agreement (Service-Based Award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (22)*

EXHIBIT INDEX

Exhibit
No.	Description

10.31	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (26)*

10.32	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (27)*

10.33	Form of Stock Option Agreement — Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (25)*

10.34	Form of Stock Option Agreement — Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (25)*

10.35	RF Micro Devices, Inc. Cash Bonus Plan, effective June 1, 2006 (25)*

10.36	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (28)*

10.37	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (30)*

10.38	Noncompetition Agreement, dated August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (30)*

10.39	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, dated August 13, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (30)*

10.40	Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan, as Assumed by RF Micro Devices, Inc. and Amended and Restated Effective November 13, 2007 (31)*

10.41	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (32)*

10.42	Form of Restricted Stock Award Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit
No.	Description

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed December 7, 2006.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(4)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(6)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S- 1/A, filed April 8, 1997 (File No. 333-22625).

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(10)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(11)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(15)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(16)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(17)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(18)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(19)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2002.

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(22)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(23)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136250).

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(26)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(27)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136251).

(28)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(30)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4, filed September 13, 2007 (File No. 333-146027).

(31)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(32)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 19, 2007.

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.