Form 10-Q
period 2008-06-28
RF MICRO DEVICES INC
filed 2008-08-07
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28 , 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]                                                                                              Accelerated filer [  ]

Non-accelerated filer [  ]  (Do not check if a smaller reporting company)              Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of July 28, 2008, there were 261,668,687 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 28, 2008	MARCH 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,581	$129,750
Restricted cash	69	504
Short-term investments	80,490	100,841
Accounts receivable, net of allowances of $539 at June 28, 2008 and $797 at March 29, 2008, respectively	117,246	115,629
Inventories (Note 3)	180,196	190,753
Prepaid expenses	12,583	13,630
Other receivables	33,442	33,110
Other current assets	47,638	37,816
Total current assets	588,245	622,033

Property and equipment, net of accumulated depreciation of $424,394 at June 28, 2008 and $421,574 at March 29, 2008	417,741	430,237
Goodwill (Note 7)	716,179	701,317
Intangible assets (Note 7)	206,159	205,072
Long-term investments	24,586	26,336
Other non-current assets (Note 6)	31,770	32,200
Total assets	$1,984,680	$2,017,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,993	$78,674
Accrued liabilities	59,051	52,111
Other current liabilities	4,763	4,806
Total current liabilities	127,807	135,591

Long-term debt, net of unamortized discount of $8,120 at June 28, 2008 and $8,664 at March 29, 2008 (Note 5)	616,211	616,698
Other long-term liabilities	22,323	26,269
Total liabilities	766,341	778,558

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 261,483 and 260,643 shares issued and outstanding at June 28, 2008 and March 29, 2008, respectively	955,842	955,390
Additional paid-in capital	152,342	148,914
Accumulated other comprehensive income, net of tax (Note 4)	576	632
Retained earnings	109,579	133,701
Total shareholders' equity	1,218,339	1,238,637

Total liabilities and shareholders' equity	$1,984,680	$2,017,195

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007

Revenue	$240,492	$211,599

Operating costs and expenses:
Cost of goods sold	168,163	144,901
Research and development	51,354	47,688
Marketing and selling	18,522	12,230
General and administrative	13,058	7,776
Other operating expense (Note 10)	29,098	759
Total operating costs and expenses	280,195	213,354
Loss from operations	(39,703)	(1,755)

Interest expense	(2,587)	(2,376)
Interest income	1,939	8,549
Other income (expense)	569	(104)

(Loss) income before income taxes	(39,782)	4,314

Income tax benefit (Note 6)	15,659	19,287
Net (loss) income	$(24,123)	$23,601

Net (loss) income per share (Note 2):
Basic	$(0.09)	$0.12
Diluted	$(0.09)	$0.11

Shares used in per share calculation:
Basic	261,249	194,222
Diluted	261,249	227,504

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007
Cash flows from operating activities:
Net (loss) income	$(24,123)	$23,601
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Depreciation	21,944	18,854
Amortization	8,348	976
Investment (discount) premium amortization, net	(119)	(2,173)
Excess tax benefit from exercises of stock options	(129)	(4,960)
Deferred income taxes	(7,474)	(21,157)
Foreign currency adjustments	(1,111)	(676)
Acquired in-process research and development cost	1,400	-
Asset impairments (including restructuring impairments)	12,580	-
Investment impairment	-	671
Loss on disposal of assets, net	454	120
Share-based compensation expense	4,481	2,791
Changes in operating assets and liabilities:
Accounts receivable, net	319	16,950
Inventories	9,994	(10,156)
Prepaid expense and other current and non-current assets	(8,800)	(3,403)
Accounts payable and accrued liabilities	(10,889)	(15,099)
Income taxes payable/recoverable	(9,508)	(1,600)
Other liabilities	(228)	(82)
Net cash (used by) provided by operating activities	(2,861)	4,657

Investing activities:
Purchase of property and equipment	(18,473)	(18,172)
Proceeds from sale of property and equipment	60	41
Final retainer received from sale of substantially all Bluetooth® assets	5,850	-
Purchase of Universal Microwave Corporation (UMC), net of cash acquired	(23,493)	-
Proceeds from working capital refund from Filtronic PLC	3,619	-
Proceeds from maturities of securities available-for-sale	28,268	62,275
Purchase of securities available-for-sale	(6,120)	(363,788)
Net cash used in investing activities	(10,289)	(319,644)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250 and debt issuance costs of $446	-	366,304
Proceeds from bank loans	-	5,954
Payment of debt	(1,088)	(1,008)
Excess tax benefit from exercises of stock options	129	4,960
Proceeds from exercise of stock options, warrants and employee stock purchases	453	303
Restricted cash	434	-
Repayment of capital lease obligations	(199)	-
Net cash (used by) provided by financing activities	(271)	376,513

Net (decrease) increase in cash and cash equivalents	(13,421)	61,526
Effect of exchange rate changes on cash	252	259
Cash and cash equivalents at the beginning of the period	129,750	229,034
Cash and cash equivalents at the end of the period	$116,581	$290,819

      See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Based on the guidance in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company has determined that it has one operating segment for financial reporting purposes, which designs, develops, manufactures and markets proprietary semiconductor products, including intellectual property, for manufacturers of wireless communication products.

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

2.          NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	THREE MONTHS ENDED
	JUNE 28, 2008	JUNE 30, 2007

Numerator for basic and diluted net (loss) income per share:
Net (loss) income available to common shareholders	$(24,123)	$23,601
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	669
Net (loss) income plus assumed conversion of notes - Numerator for diluted net (loss) income per share	$(24,123)	$24,270

Denominator:
Denominator for basic net (loss) income per share - weighted average shares	261,249	194,222
Effect of dilutive securities:
Employee stock options	-	3,138
Assumed conversion of 1.50% convertible notes	-	30,144
Denominator for diluted net (loss) income per share - adjusted weighted average shares and assumed conversions	261,249	227,504

Basic net (loss) income per share	$(0.09)	$0.12

Diluted net (loss) income per share	$(0.09)	$0.11

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET (LOSS) INCOME PER SHARE (continued)

In the computation of diluted net loss per share for the three months ended June 28, 2008, all outstanding stock options were excluded because the effect of their inclusion would have been antidilutive.  In the computation of diluted net income per share for the three months ended June 30, 2007, outstanding stock options to purchase approximately 5.6 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net loss per share did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months ended June 28, 2008 because the inclusion would have been anti-dilutive.  The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months ended June 30, 2007.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

The computation of diluted net (loss) income per share does not assume the conversion of the Company's 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  In accordance with Emerging Issues Task Force No. 90-19 (EITF 90-19), "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," the Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company's common stock for the ten consecutive trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company's common stock exceeds approximately $8.05 per share.

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	JUNE 28, 2008	MARCH 29, 2008
Raw materials	$61,590	$65,251
Work in process	74,535	70,167
Finished goods	73,942	85,663
	210,067	221,081
Inventory reserve	(29,871)	(30,328)
Total inventories	$180,196	$190,753

 4.        OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive income for the Company consists of accumulated unrealized (losses) gains on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  Comprehensive (loss) income is not materially different than net (loss) income for both the three months ended June 28, 2008 and June 30, 2007.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.        DEBT

In April 2007, the Company issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year.  The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014.  Both series of the notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company's existing and future senior debt.  The notes effectively are subordinated to the indebtedness and other liabilities of the Company's subsidiaries.

As of June 28, 2008, the 0.75% convertible notes and the 1.00% convertible notes had a fair value of $151.0 million and $118.0 million, respectively. There was no trading activity related to the 0.75% or the 1.00% convertible subordinated notes during the first quarter of fiscal 2008. The 1.50% convertible subordinated notes had a fair value of $210.7 million and $232.3 million as of June 28, 2008 and June 30, 2007, respectively.

6.          INCOME TAXES

Income Tax Expense

In accordance with APB Opinion No. 28, "Interim Financial Reporting," the Company's provision for income taxes for prior interim reporting periods has generally been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended June 28, 2008, in accordance with paragraph 13 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), the Company has computed its provision for income taxes limiting the tax benefit recognized to the amount determined by treating the Company's year-to-date "ordinary" loss as the anticipated "ordinary" loss for the fiscal year.  The Company has applied this provision as the year-to-date "ordinary" loss exceeds the anticipated "ordinary" loss for the fiscal year.

Income tax benefit for the three months ended June 28, 2008 was $15.7 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.  Income tax benefit for the three months ended June 30, 2007 was $19.3 million, comprised primarily of a tax benefit related to a reduction in the deferred tax asset valuation reserve, a tax expense related to an Internal Revenue Service examination, and a tax expense related to international and domestic operations.

The Company's effective tax rate for the three month periods ending June 28, 2008 and June 30, 2007 was 39.4% and (447.1%), respectively.  The Company's income tax benefit for the first quarter of fiscal 2009 differed from the income tax benefit calculated on the basis of the statutory rate due to the write-off of acquired in-process research and development costs in connection with the UMC acquisition, state tax credits, tax rate differences in foreign jurisdictions, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.  The Company's overall tax rate for the first quarter of fiscal 2008 differed from the statutory rate due to the $20.7 million adjustment to the valuation allowance, which related primarily to the partial recognition of the U.S. tax benefits on domestic net operating losses and credits, federal and state tax credits generated, tax rate differences in foreign jurisdictions, the domestic production activity deduction, and other differences between book and tax treatment of certain expenditures.

Deferred Taxes

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), a valuation allowance of $39.1 million against deferred tax assets has been established as of the end of the first quarter of fiscal 2009 because it is management's opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The increase from the $38.8 million valuation allowance as of the end of fiscal year 2008 is primarily related to state income tax credits generated during the current year.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.          INCOME TAXES (continued)

The Company has outstanding net operating loss carryforwards (NOLs) for domestic federal tax purposes and state loss carryovers which will begin to expire in 2011 and 2009, respectively, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext, Silicon Wave, Inc., and Sirenza.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions.  In addition, the Company has U.K. loss carryovers that carryforward indefinitely.  The U.K. loss carryovers were acquired in connection with the Filtronic acquisition and potentially are subject to limitation under U.K. anti-avoidance provisions if there is a "major change" in the nature or conduct of the Filtronic trade or business within three years of the ownership change.

Uncertain Tax Positions

FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48") clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns and was adopted effective April 1, 2007.  The Company's gross unrecognized tax benefits did not change materially during the fiscal quarter ended June 28, 2008.

Fiscal year 2005 and subsequent tax years remain open for examination by the U.S federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal year 2005 through present), California (fiscal year 2004 through present), the United Kingdom (fiscal 2002 through present), Germany (calendar year 2004 through present), and China (calendar year 2000 through present).

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended June 28, 2008 is as follows (in thousands):

Balance as of March 29, 2008	$701,317
Adjustments during the period	14,862
Balance as of June 28, 2008	$716,179

Goodwill increased $12.7 million as a result of the acquisition of UMC on April 26, 2008 (see Note 11 to the Condensed Consolidated Financial Statements).  The remaining increase relates to the refining of the fair values of the assets acquired and liabilities assumed in the Sirenza acquisition.

The components of identifiable intangible assets are as follows (in thousands):

	JUNE 28, 2008		MARCH 29, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$10,567	$7,105	$10,851	$7,052
Customer relationships	85,190	5,574	83,490	3,454
Acquired product technology and other	141,934	18,853	134,634	13,397
Total	$237,691	$31,532	$228,975	$23,903

Technology licenses decreased $0.3 million as of June 28, 2008 due to the recognition of an impairment loss related to the strategic restructuring in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was charged to other operating expense in the first quarter of fiscal 2009 (see Note 10 to the Condensed Consolidated Financial Statements).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

Customer relationships increased by $1.7 million and acquired product technology and other increased by $7.3 million due to the acquisition of UMC (see Note 11 to the Condensed Consolidated Financial Statements).

8.          NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument.  The debt will be recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate.  The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt.  FSP APB 14-1 requires retrospective application to all periods presented, and does not grandfather existing instruments.  FSP APB 14-1 is effective for the Company on the first day of fiscal 2010.  The adoption of FSP APB 14-1 could increase the Company's non-cash interest expense recognized in its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement 133," which amends and expands the disclosure requirements of SFAS 133 to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements.  This statement will be effective for the Company beginning in the fourth quarter of fiscal 2009.  The adoption of this statement could change the disclosures related to derivative instruments held by the Company.

In June 2007, the FASB ratified EITF Issue 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3).  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed.  This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company.  As of June 28, 2008, this pronouncement was not applicable to the Company.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)).  This statement changes the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value.  This statement is effective prospectively for fiscal years beginning after December 15, 2008.  This statement will be effective for the Company beginning in fiscal 2010.  The Company will assess the impact of adoption if and when a future acquisition occurs; however, the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 was effective for the Company on the first day of fiscal 2009.  The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, "Application of FASB Statement  157 to FASB Statement  13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2,  "Effective Date of FASB Statement 157" (FSP 157-2).  FSP 157-1 amends SFAS

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.          NEW ACCOUNTING PRONOUNCEMENTS (continued)

157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS  157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010.  The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements.  See Note 12 to the Condensed Consolidated Financial Statements for further details on our fair value measurements.  We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

9.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its German subsidiary.  The plan is unfunded with an unfunded obligation of approximately $3.0 million at June 28, 2008.

The service cost and interest cost components of the net periodic benefit cost for the defined benefit pension plan totaled approximately $0.1 million for the three months ended June 28, 2008.

10.          STRATEGIC RESTRUCTURING

In the first quarter of fiscal 2009, the Company began execution of a restructuring plan to reduce its investment in wireless systems and consolidate the Company's production test facilities.  The Company is reducing investments in its cellular transceiver business and eliminating its GPS solutions business in order to focus on core RF component opportunities.  Additionally, the Company is consolidating its production test facilities in order to reduce cycle time, better serve its customer base and improve its overall profitability.

The following table summarizes the restructuring activity during the quarter ended June 28, 2008 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 29, 2008	$-	$-	$-	$-
Costs incurred and charged to expense	6,033	11,740	8,795	26,568
Cash payments	(4,619)	-	(165)	(4,784)
Adjustments	-	-	-	-
Non-cash settlement	(96)	(11,740)	(1,653)	(13,489)
Accrued restructuring balance as of June 28, 2008	$1,318	$-	$6,977	$8,295

As part of this restructuring, the Company expects to reduce its global workforce by approximately 10 percent.  As of the end of the first quarter of fiscal 2009, the Company has recorded restructuring charges of approximately $26.6 million related to one-time employee termination benefits, impaired assets (including machinery and equipment and leasehold improvements), expenditures related to the closure and consolidation of facilities, and contract termination costs.  In the first quarter of fiscal 2009, the restructuring charges were recorded in "other operating expense."

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.          STRATEGIC RESTRUCTURING (continued)

The Company has incurred and expects to incur the following restructuring charges during the remainder of fiscal 2009 and thereafter (in thousands):

	Three Months Ended June 28, 2008	Remainder of Fiscal 2009		Thereafter	Total
One-time employee termination benefits	$6,033	$1,000		$-	$7,033
Asset impairments	11,740	18,000	*	-	29,740
Lease and other contract terminations	8,795	4,000		2,000	14,795
Total restructuring charges	$26,568	$23,000		$2,000	$51,568

*The Company is currently completing an evaluation of certain asset groups related to the restructuring efforts (which include machinery and equipment and leasehold improvements) to determine which assets will be either used in production, held for sale, or abandoned. The remaining impairment is dependent on this evaluation.

During the remainder of fiscal 2009, the Company expects to record up to $23.0 million of additional restructuring charges associated with one-time employee termination benefits, asset impairments as well as lease and other contract terminations.  The Company expects the restructuring to be substantially completed by the end of the third quarter of fiscal 2009, with additional on-going expenses for leases and other contracts.

11.       BUSINESS ACQUISITIONS

Universal Microwave Corporation
On April 26, 2008, the Company acquired Universal Microwave Corporation (UMC) for approximately $24.1 million in cash including transaction costs of $0.9 million.  UMC designs and manufactures high performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets.  The acquisition of UMC furthers the Company's diversification strategy.

The total purchase price of $24.1 million was preliminarily allocated to assets acquired of $16.7 million (including identifiable intangible assets of $10.4 million) and liabilities assumed of $5.3 million (based on their fair values as determined by the Company as of April 26, 2008), and resulted in goodwill of $12.7 million.

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

UMC results of operations are included in the Company's income statement for the period of April 26, 2008 through June 28, 2008.  The results of UMC are not significant to the overall results of the Company.

The in-process research and development with no alternative future use that we acquired from UMC ($1.4 million) was charged to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations."

Filtronic Compound Semiconductors Limited
During the fourth quarter of fiscal 2008, the Company completed its acquisition of Filtronic Compound Semiconductors Limited (Filtronic), a wholly owned subsidiary of Filtronic PLC.  The acquisition price included the purchase of Filtronic's six-inch GaAs wafer fabrication facility ("fab") at Newton Aycliffe, United Kingdom, and the purchase of Filtronic's millimeter wave RF semiconductor business.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11.       BUSINESS ACQUISITIONS (continued)

The total purchase price of $22.7 million (net of working capital refund of $3.6 million) was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company as of February 28, 2008.  While the Company continues to obtain information to refine the fair values of the assets acquired and liabilities assumed, the preliminary allocation of the purchase price is substantially complete.  As the Company completes its tax filings for the period reflecting the transactions, additional adjustments may be required to the deferred tax balances.  This process of finalizing the fair values of assets and liabilities assumed may result in additional adjustments to the purchase price allocation and the amount of goodwill.

Under the terms of the acquisition transaction, Filtronic was required as of February 28, 2008 to have a minimum working capital.  Filtronic's working capital fell below the required working capital threshold, and as a result, Filtronic refunded $3.6 million of the original purchase price of $26.3 million (which includes transaction costs of $1.4 million) to the Company, during the first quarter of fiscal 2009.

Sirenza Microdevices, Inc.
During the third quarter of fiscal 2008, the Company completed its acquisition of Sirenza Microdevices, Inc.  Sirenza was a publicly held supplier of radio frequency components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets.  Sirenza's products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications.

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

The total purchase price of $880.5 million was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company as of November 13, 2007.  While the Company continues to obtain information to refine the fair values of the assets acquired and liabilities assumed, the preliminary allocation of purchase price is substantially complete.  As the Company completes its tax filings for the period reflecting the transactions, additional adjustments may be required to the deferred tax balances.  This process of finalizing the fair values of assets and liabilities assumed may result in additional adjustments to the purchase price allocation and the amount of goodwill.

12.        FAIR VALUE OF FINANCIAL INSTRUMENTS

On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of government-sponsored enterprise securities, corporate debt securities, auction rate securities and commercial paper.  Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on our consolidated balance sheet and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax.  SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.  These two types of inputs have created the following fair-value hierarchy:

•         Level 1 - Quoted prices for identical instruments in active markets;

•         Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•         Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 12.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of June 28, 2008 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Government-sponsored enterprises	$85,974	$85,974	$-	$-
Corporate debt securities	18,910	18,910	-	-
Auction rate securities	24,586	-	4,850	19,736
Commercial paper	20,684	20,684	-	-
	$150,154	$125,568	$4,850	$19,736

During the three months ended June 28, 2008, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

Three Months Ended June 28, 2008
Level 3 auction rate securities balance at March 29, 2008	$19,536
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	200
Purchases, sales, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Level 3 auction rate securities balance at June 28, 2008	$19,736

Auction rate securities (ARS) are debt instruments with interest rates that reset through periodic short-term auctions.  The Company's Level 3 ARS, which totaled $19.7 million at June 28, 2008, consisted of AAA rated securities issued primarily by student loan corporations which are municipalities of various U.S. state governments.  The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP) which is supported and guaranteed by the United States Department of Education.  The Company's auction rate securities have contractual maturities of 20 to 37 years.

The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities.  If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.  Given the liquidity issues, fair value could not be estimated based on observable market prices and as such, the Company estimated the fair values of its student loan ARS with the assistance of a third party investment advisor using a discounted cash flow model as of June 28, 2008.  The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

Based on the uncertainty of the short-term liquidity of the student loan ARS as of June 28, 2008, the Company did not classify its investments in student loan ARS at that date as short-term investments.  Although our ability to access these funds in the near term has been affected, based on information currently available, we have the ability and intend to hold these investments and do not believe that any of these securities are other than temporarily impaired.  If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not experienced any realized gains or losses on our auction rate securities.

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

•         Our ability to fully realize the anticipated benefits of our restructuring plan;

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

•         Our ability to maintain our existing material goodwill and long-lived assets, including finite-lived acquired intangible assets;

•         Our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties;

•         Our ability to comply with changes in environmental laws;

•         The methods, estimates and judgments that we use in applying our critical accounting policies and estimates;

•         Negative conditions in the global credit markets, which could impair the liquidity of a portion of our investment portfolio; and

•         Uncertainties related to the effectiveness of our internal control over financial reporting.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10‑K and in other reports and statements that we file with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.  Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

OVERVIEW

The following Management's Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of RF Micro Devices, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

The Company is a global leader in the design and manufacture of high-performance semiconductor components.  The Company's products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), CATV/broadband and aerospace and defense markets.  The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers.

The Company's design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which is accessed through both internal and external resources.  The Company is the world's largest manufacturer of compound semiconductors, with a focus on aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (HBT) and GaAs pseudomorphic high electron mobility transistor (pHEMT) process technologies.  The Company accesses silicon, silicon germanium and other technologies through leading foundries.  The Company's broad design and manufacturing resources enable the Company to deliver products optimized for performance and cost in order to best meet customers' performance, cost and time-to-market requirements.  The Company calls this approach Optimum Technology Matching®.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

FIRST QUARTER FISCAL 2009 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

    • Quarterly revenue increased by 13.7% as compared to the corresponding quarter of fiscal 2008, primarily due to our diversification strategy and the increased growth in 3G front ends.

    • Gross margin for the quarter was 30.1% as compared to 31.5% in the corresponding quarter of fiscal 2008.
       This decrease was primarily due to the amortization of acquisition related inventory step-up, amortization of acquired intangibles, and average selling price ("ASP") erosion.

    • In the first quarter of fiscal 2009, we announced the reduction of our investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities.

    • During the first quarter of fiscal 2009, we announced our plans to consolidate our production test facilities for high volume cellular products to reduce cycle time to better serve our customer base and improve overall profitability.

    • Inventory totaled $180.2 million at June 28, 2008, reflecting turns of 3.7 as compared to $123.2 million and turns of 4.7 at June 30, 2007.  The increase in inventory is primarily due to our recent acquisitions.

We plan to continue to increase our total addressable market by expanding our product portfolios for handsets and selectively developing and selling products for additional wireless markets that leverage our competitive strengths and core RF expertise.

REVENUE

	Three Months Ended		Percentage
(In thousands, except percentages)	June 28, 2008	June 30, 2007	Change

Revenue	$240,492	$211,599	13.7%

Our revenue for the three months ended June 28, 2008 increased primarily due to our diversification strategy as well as growth in 3G front-ends.  The increase was partially offset by a decline in our transceiver business.  International shipments (based on the "bill to" address of the customer) were $189.9 million and accounted for 78.9% of revenue for the three months ended June 28, 2008, compared to $189.0 million, or 89.3% of revenue, for the three months ended June 30, 2007.

GROSS PROFIT

	Three Months Ended		Percentage
(In thousands, except percentages)	June 28, 2008	June 30, 2007	Change

Gross profit	$72,329	$66,698	8.4%
As a percent of revenue	30.1%	31.5%	(1.4)ppt

Our decrease in gross profit as a percent of revenue (gross margin) for the three months ended June 28, 2008 was primarily due to the amortization of acquisition related inventory step-up, amortization of acquired intangibles, and average selling price ("ASP") erosion.  This decrease was partially offset by gross profit improvements resulting from a shift in product mix of higher margin products, increased efficiencies of internally-sourced assembly and improved pricing on externally sourced materials.  Our increase in amortization expense for inventory step-up and acquired intangibles was driven from our recent acquisitions of Sirenza in the third quarter of fiscal 2008, Filtronic in the fourth quarter of fiscal 2008, and UMC in the first quarter of fiscal 2009.

Our corporate ASP has decreased as selling prices for our products have decreased on a per function basis and as product mix has changed.  In addition, the following factors are expected to continue to impact our gross margins: (1) capacity utilization; (2) product test yields; (3) costs and quality of externally sourced materials and services; and (4) cost efficiencies of internally-sourced materials and services, including our assembly and test operations and our wafer fabrication facilities.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Percentage
(In thousands, except percentages)	June 28, 2008	June 30, 2007	Change

Research and development	$51,354	$47,688	7.7%
As a percent of revenue	21.4%	22.5%	(1.1)ppt

The dollar increase in research and development expenses for the three months ended June 28, 2008 was primarily attributable to an increase in headcount and related personnel expenses as a result of our recent acquisitions, which was partially offset by a decrease in expenses resulting from our recent strategic restructuring.

MARKETING AND SELLING

	Three Months Ended		Percentage
(In thousands, except percentages)	June 28, 2008	June 30, 2007	Change

Marketing and selling	$18,522	$12,230	51.4%
As a percent of revenue	7.7%	5.8%	1.9ppt

The increase in marketing and selling expenses for the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 was primarily due to an increase in intangible amortization related to customers that we acquired from Sirenza as well as an increase in headcount and related personnel expenses.

GENERAL AND ADMINISTRATIVE

	Three Months Ended		Percentage
(In thousands, except percentages)	June 28, 2008	June 30, 2007	Change

General and administrative	$13,058	$7,776	67.9%
As a percent of revenue	5.4%	3.7%	1.7ppt

The increase in general and administrative expenses for the three months ended June 28, 2008 as compared to the three months ended June 30, 2007 was primarily due to an increase in headcount and related personnel expenses which was partially due to our recent acquisitions.

OTHER OPERATING EXPENSE

	Three Months Ended		Percentage
(In thousands, except percentages)	June 28, 2008	June 30, 2007	Change

Other operating expense	$29,098	$759	3735.5%
As a percent of revenue	12.1%	0.3%	11.8ppt

In the first quarter of fiscal 2009, we began execution of a strategic restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our core RF component opportunities.  Additionally, we are consolidating our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.  During the quarter we recorded $26.6 million of expenses associated with the restructuring (see Note 10 to the Condensed Consolidated Financial Statements).  In addition, we recorded $1.4 million in expenses related to the in-process research and development with no alternative future use that we acquired from UMC to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations" (see Note 11 to the Condensed Consolidated Financial Statements).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands, except percentages)	June 28, 2008	June 30, 2007

Interest expense	$(2,587)	$(2,376)
Interest income	1,939	8,549
Other income (expense)	569	(104)
Income tax benefit	15,659	19,287

Interest Expense
Interest expense remained relatively consistent for the three months ended June 28, 2008 as compared to the three months ended June 30, 2007.

Interest Income
Interest income has decreased primarily because of the decrease in cash, cash equivalents and investment balances.  During the first quarter of fiscal 2008, interest income was higher due to the increase in cash, cash equivalents and investment balances that resulted from the issuance of the two series of convertible subordinated notes for which we received proceeds totaling $366.2 million.  A portion of these proceeds were subsequently used during the third quarter of fiscal 2008 for the purchase of Sirenza.

Income Taxes
In accordance with APB Opinion No. 28, "Interim Financial Reporting," our provision for income taxes for prior interim reporting periods has generally been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the three months ended June 28, 2008, in accordance with paragraph 13 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we have computed our provision for income taxes limiting the tax benefit recognized to the amount determined by treating our year-to-date "ordinary" loss as the anticipated "ordinary" loss for the fiscal year.  We have applied this provision as the year-to-date "ordinary" loss exceeds the anticipated "ordinary" loss for the fiscal year.

Income tax benefit for the three months ended June 28, 2008 was $15.7 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.  Income tax benefit for the three months ended June 30, 2007 was $19.3 million, comprised primarily of a tax benefit related to a reduction in the deferred tax asset valuation reserve, a tax expense related to an Internal Revenue Service examination, and a tax expense related to international and domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses.  As of June 28, 2008, we had working capital of approximately $460.4 million, including $116.6 million in cash and cash equivalents, compared to working capital at June 30, 2007 of $852.9 million, including $290.8 million in cash and cash equivalents.

Cash Flows from Operating Activities
Operating activities for the three months ended June 28, 2008 used $2.9 million in cash, compared to generating $4.7 million of cash in the three months ended June 30, 2007.  This year-over-year decrease was primarily attributable to an increase in accounts receivable balances partially offset by a decrease in inventory.  The increase in the accounts receivable balance was largely driven by a higher proportion of sales occurring at the end of the first quarter of fiscal 2009 as well as lower cash collections (days sales outstanding (DSO) was 44 days at June 28, 2008 compared to 36 days at June 30, 2007, primarily due to a change in our customer base resulting from our diversification strategy).

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 28, 2008 was $10.3 million compared to net cash used by investing activities of $319.6 million for the three months ended June 30, 2007, due primarily to higher investing activities in the first quarter of fiscal 2008, related to the proceeds received from our convertible debt offering in April 2007.

During the first quarter of fiscal 2009, we completed the acquisition of UMC for $23.5 million, net of cash acquired.

In addition, during the first quarter of fiscal 2009, we received a final cash payment of approximately $5.9 million from QUALCOMM Incorporated (QUALCOMM) resulting from the sale of the majority of the assets associated with our Bluetooth® business during the third quarter of fiscal 2007.  This cash had been retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company associated with this transaction.  The $5.9 million receivable was included in current assets in our consolidated financial statements at March 29, 2008.

Our capital expenditures totaled approximately $122.7 million during fiscal 2008. During the first quarter of fiscal 2009, capital expenditures totaled approximately $18.5 million.  The actual amount of capital expenditures for fiscal 2009 will be dependent on our sourcing strategy and the rate and pace of new technology development.   We currently expect to fund our remaining fiscal 2009 capital expenditures primarily with cash flow from operations.

Cash Flows from Financing Activities
Net cash used by financing activities was $0.3 million for the three months ended June 28, 2008, compared to cash provided by financing activities of $376.5 million for the three months ended June 30, 2007, primarily due to higher financing activities in the first quarter of fiscal 2008 related to the private placement of convertible subordinated notes in April 2007.  We issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.

COMMITMENTS AND CONTINGENCIES

 Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of June 28, 2008 and June 30, 2007, the outstanding balance of this loan totaled approximately $17.1 million and $21.3 million, respectively.

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

Convertible Debt  During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of June 28, 2008, the 0.75% convertible notes and the 1.00% convertible notes had a fair value of $151.0 million and $118.0 million, respectively. There was no trading activity related to the 0.75% or the 1.00% convertible subordinated notes during the first quarter of fiscal 2008.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  The 1.50% convertible subordinated notes had a fair value of $210.7 million and $232.3 million as of June 28, 2008 and June 30, 2007, respectively.

Capital Commitments At June 28, 2008, we had short-term capital commitments of approximately $11.8 million, consisting of approximately $9.4 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

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

Other  During fiscal 2007, we received a notification from a customer with respect to a failure in the field of one of our products due to an alleged defect in the products.  We have identified this defect and are working with our customer to replace these defective products at an estimated cost of $1.5 million, which is included in current liabilities.

RESTRUCTURING

In the first quarter of fiscal 2009, we began execution of a restructuring plan to reduce our investments in wireless systems and consolidate our production test facilities.  We are reducing investments in our cellular transceiver business and eliminating our GPS solutions business, in order to focus on core RF component opportunities and we are consolidating our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.

As part of this restructuring, we expect to reduce our global workforce by approximately 10 percent.  As of June 28, 2008, we have recorded restructuring charges of approximately $26.6 million related to one-time employee termination benefits and impaired assets (including machinery and equipment and leasehold improvements), expenditures related to the closure and consolidation of facilities, and contract termination costs.  In the first quarter of fiscal 2009, the restructuring charges were recorded in "other operating expense."  During the remainder of fiscal 2009, we expect to have approximately $23.0 million of additional restructuring charges recorded associated with one-time employee termination benefits, asset impairments as well as lease and other contract terminations.  We expect the restructuring to be substantially completed by the third quarter of fiscal 2009, with additional on-going expenses for leases and other contracts.

As a result of our strategic restructuring, we currently expect to eliminate approximately $75.0 million in annual product development expenses related to the reduction in our wireless systems business.

BUSINESS ACQUISTION

On April 26, 2008, we completed the acquisition of UMC for approximately $24.1 million in cash, including transaction costs of $0.9 million.  UMC designs and manufactures high performance RF oscillators and synthesizers primarily for point-to-point radio, CATV head-end equipment and military communications radio markets.  The acquisition of UMC furthers our diversification strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first three months of fiscal 2009.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We had been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP.  The suit alleged that we infringed claims of certain patents.  The lawsuit was settled during the second quarter of fiscal 2009 for a nominal license fee.

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
Date: August 7, 2008
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: August 7, 2008
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

