Form 10-Q
period 2008-09-27
RF MICRO DEVICES INC
filed 2008-11-06
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

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
Yes [  ] No [X]

As of October 31, 2008, there were 263,123,333 shares of the registrant's common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,274	$129,750
Restricted cash	69	504
Short-term investments	49,996	100,841
Accounts receivable, less allowance of $514 and $797 as of September 27, 2008 and March 29, 2008, respectively	122,592	115,629
Inventories (Note 3)	165,494	190,753
Prepaid expenses	12,005	13,630
Other receivables	45,238	33,110
Current deferred tax assets	35,597	35,058
Other current assets	14,862	2,758
Total current assets	615,127	622,033

Property and equipment, net of accumulated depreciation of $435,586 at September 27, 2008 and $421,574 at March 29, 2008	401,565	430,237
Goodwill (Note 7)	716,162	701,317
Intangible assets, net	198,864	205,072
Long-term investments	23,609	26,336
Non-current deferred tax assets	33,892	30,078
Other non-current assets	1,936	2,122
Total assets	$1,991,155	$2,017,195

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,755	$78,674
Accrued liabilities	62,556	52,111
Other current liabilities	12,442	4,806
Total current liabilities	142,753	135,591

Long-term debt, net of unamortized discount of $7,574 at September 27, 2008 and $8,664 at March 29, 2008 (Note 5)	615,576	616,698
Other long-term liabilities	17,095	26,269
Total liabilities	775,424	778,558

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 263,100 and 260,643 shares issued and outstanding at September 27, 2008 and March 29, 2008, respectively	958,109	955,390
Additional paid-in capital	160,604	148,914
Accumulated other comprehensive (loss) income, net of tax (Note 4)	(781)	632
Retained earnings	97,799	133,701
Total shareholders' equity	1,215,731	1,238,637

Total liabilities and shareholders' equity	$1,991,155	$2,017,195

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 27, 2008	September 29, 2007

Revenue	$271,669	$255,845

Operating costs and expenses:
Cost of goods sold	194,901	173,580
Research and development	45,063	48,812
Marketing and selling	17,153	12,912
General and administrative	15,781	10,829
Other operating expense	17,816	1,610
Total operating costs and expenses	290,714	247,743
(Loss) income from operations	(19,045)	8,102

Interest expense	(2,676)	(2,610)
Interest income	1,447	9,250
Other income	941	732

(Loss) income before income taxes	(19,333)	15,474

Income tax benefit (expense) (Note 6)	7,554	(1,012)
Net (loss) income	$(11,779)	$14,462

Net (loss) income per share (Note 2):
Basic	$(0.04)	$0.07
Diluted	$(0.04)	$0.07

Shares used in per share calculation:
Basic	262,091	194,666
Diluted	262,091	227,431

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Six Months Ended
	September 27, 2008	September 29, 2007

Revenue	$512,161	$467,444

Operating costs and expenses:
Cost of goods sold	363,063	318,481
Research and development	96,417	96,500
Marketing and selling	35,675	25,142
General and administrative	28,839	18,605
Other operating expense	46,915	2,369
Total operating costs and expenses	570,909	461,097
(Loss) income from operations	(58,748)	6,347

Interest expense	(5,264)	(4,986)
Interest income	3,386	17,799
Other income	1,511	629

(Loss) income before income taxes	(59,115)	19,789

Income tax benefit (Note 6)	23,213	18,275
Net (loss) income	$(35,902)	$38,064

Net (loss) income per share (Note 2):
Basic	$(0.14)	$0.20
Diluted	$(0.14)	$0.17

Shares used in per share calculation:
Basic	261,675	194,443
Diluted	261,675	227,466

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net (loss) income	$(35,902)	$38,064
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	43,702	38,616
Amortization	16,221	1,881
Investment (discount) premium amortization, net	(336)	(4,848)
Excess tax benefit from exercises of stock options	(275)	(5,229)
Deferred income taxes	(15,202)	(23,368)
Foreign currency adjustments	(2,020)	(1,224)
Acquired in-process research and development cost	1,400	-
Asset impairments (including restructuring impairments)	24,508	-
Loss on investment	-	511
Loss on disposal of assets, net	498	137
Share-based compensation expense	13,081	9,958
Changes in operating assets and liabilities:
Accounts receivable, net	(5,255)	(1,362)
Inventories	24,716	(8,134)
Prepaid expense and other current and non-current assets	(20,254)	1,914
Accounts payable and accrued liabilities	(3,328)	1,061
Income tax payable/recoverable	(4,655)	(6,113)
Other liabilities	(178)	2,174
Net cash provided by operating activities	36,721	44,038

Investing activities:
Purchase of property and equipment	(36,607)	(45,906)
Proceeds from sale of property and equipment	418	144
Final retainer received from sale of substantially all Bluetooth® assets	5,850	-
Purchase of Universal Microwave Corporation (UMC), net of cash acquired	(23,493)	-
Proceeds from working capital refund from Filtronic PLC	3,619	-
Proceeds from maturities of securities available-for-sale	100,490	137,126
Purchase of securities available-for-sale	(48,259)	(414,481)
Net cash provided by (used) in investing activities	2,018	(323,117)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250 and debt issuance costs of $587	-	366,163
Proceeds from bank loans	-	5,954
Payment of debt	(2,198)	(2,036)
Excess tax benefit from exercises of stock options	275	5,229
Proceeds from exercise of stock options, warrants and employee
stock purchases	2,719	3,486
Restricted cash	433	-
Repayment of capital lease obligations	(335)	-
Net cash provided by financing activities	894	378,796

Net increase in cash and cash equivalents	39,633	99,717
Effect of exchange rate changes on cash	(109)	441
Cash and cash equivalents at the beginning of the period	129,750	229,034
Cash and cash equivalents at the end of the period	$169,274	$329,192

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

2.          NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator for basic and diluted net (loss) income per share:
Net (loss) income available to common shareholders	$(11,779)	$14,462	$(35,902)	$38,064
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	669	-	1,338
Net (loss) income plus assumed conversion of notes - Numerator for diluted net (loss) income per share	$(11,779)	$15,131	$(35,902)	$39,402
Denominator:
Denominator for basic net (loss) income per share - weighted average shares	262,091	194,666	261,675	194,443
Effect of dilutive securities:
Employee stock options	-	2,621	-	2,879
Assumed conversion 1.50% convertible notes	-	30,144	-	30,144
Denominator for diluted net (loss) income per share - adjusted weighted average shares and assumed conversions	262,091	227,431	261,675	227,466

Basic net (loss) income per share	$(0.04)	$0.07	$(0.14)	$0.20

Diluted net (loss) income per share	$(0.04)	$0.07	$(0.14)	$0.17

In the computation of diluted net loss per share for the three and six months ended September 27, 2008, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net income per share for the three and six months ended September 29, 2007, outstanding stock options to purchase

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.          NET (LOSS) INCOME PER SHARE (continued)

approximately 5.6 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net loss per share did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three and six months ended September 27, 2008 because the inclusion would have been anti-dilutive.  The computation of diluted net income per share assumed the conversion of the Company's 1.50% convertible subordinated notes due 2010 for both the three and six months ended September 29, 2007.  The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company's common stock on the assumed date that it committed to sell the notes was $5.78.

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

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	September 27, 2008	March 29, 2008
Raw materials	$47,042	$65,251
Work in process	67,795	70,167
Finished goods	77,631	85,663
	192,468	221,081
Inventory reserve	(26,974)	(30,328)
Total inventories	$165,494	$190,753

4.        OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized (losses) gains on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders' equity.  Comprehensive (loss) income is not materially different than net (loss) income for both the three and six months ended September 27, 2008 and September 29, 2007.

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

The Company's 0.75% convertible subordinated notes had a fair value of $145.9 million and $204.0 million as of September 27, 2008 and September 29, 2007, respectively. The Company's 1.00% convertible subordinated notes had a fair value of $109.7 million and $172.5 million as of September 27, 2008 and September 29, 2007, respectively.  The Company's 1.50% convertible subordinated notes had a fair value of $193.2 million and $237.8 million as of September 27, 2008 and September 29, 2007, respectively.

6.          INCOME TAXES

Income Tax Expense
In accordance with APB Opinion No. 28, "Interim Financial Reporting," the Company's provision for income taxes for prior interim reporting periods has generally been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting periods ended September 27, 2008, in accordance with paragraph 13 of Financial Accounting Standards Board (FASB) interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), the Company has computed its provision for income taxes limiting the tax benefit recognized to the amount determined by treating the Company's year-to-date "ordinary" loss as the anticipated "ordinary" loss for the fiscal year.  The Company has applied this provision as the year-to-date "ordinary" loss exceeds the anticipated "ordinary" loss for the fiscal year.

Income tax benefit for the three months ended September 27, 2008 was $7.6 million, which is comprised primarily of a tax benefit related to domestic operations and a tax expense related to international operations.  Income tax expense for the three months ended September 29, 2007 was $1.0 million, comprised primarily of a tax benefit related to a revaluation of certain deferred tax assets due to changes in tax laws enacted in China and a tax expense related to international and domestic operations.  Income tax benefit for the six months ended September 27, 2008 was $23.2 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.  Income tax benefit for the six months ended September 29, 2007 was $18.3 million, which is comprised primarily of a tax benefit of $20.7 million related to a reduction in the federal and state deferred tax asset valuation reserve, tax benefit from the revaluation of China related deferred tax assets, tax expense related to an Internal Revenue Service examination, and tax expense related to income taxes on international and domestic operations.

The Company's effective tax rate for the three month periods ending September 27, 2008 and September 29, 2007 was 39.1% and 6.5%, respectively.  The Company's effective tax rate for the second quarter of fiscal 2009 differed from the statutory rate due to state tax credits, tax rate differences in foreign jurisdictions, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.  The Company's effective tax rate for the second quarter of fiscal 2008 differed from the statutory rate due to federal and state tax credits generated, tax rate differences in foreign jurisdictions, the domestic production activity deduction, and other differences between book and tax treatment of certain expenditures.

The Company's effective tax rate for the six month periods ending September 27, 2008 and September 29, 2007 was 39.3% and (92.3%), respectively.  The Company's effective tax rate through the second quarter of fiscal 2009 differed from the statutory rate due to the write-off of acquired in-process research and development costs in connection with the UMC acquisition, state tax credits, tax rate differences in foreign jurisdictions, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.  The Company's effective tax rate through the second quarter of fiscal 2008 differed from the statutory rate due to the adjustment to the valuation allowance related primarily to the partial recognition of the U.S. tax benefits on domestic net operating losses and credits, federal and state tax credits generated, tax rate differences in foreign jurisdictions, the domestic production activity deduction, and other differences between book and tax treatment of certain expenditures.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

Deferred Taxes
In accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS 109), a valuation allowance of $37.0 million against deferred tax assets has been established as of the end of the second quarter of fiscal 2009 because it is management's opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The decrease from the $39.1 million valuation allowance as of the end of the prior quarter of fiscal year 2009 is primarily related to changes in the exchange rate applicable to the valuation reserve associated with certain foreign deferred tax assets.

The Company has outstanding net operating loss carryforwards (NOLs) for domestic federal tax purposes and state loss carryovers which will begin to expire in 2011 and 2009, respectively, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company's acquisitions of Resonext, Silicon Wave, Inc., and Sirenza Microdevices, Inc. (Sirenza).  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions.  In addition, the Company has U.K. loss carryovers that carryforward indefinitely.  The U.K. loss carryovers were acquired in connection with the acquisition of Filtronic Compound Semiconductors Limited (Filtronic) and potentially are subject to limitation under U.K. anti-avoidance provisions if there is a "major change" in the nature or conduct of the Filtronic trade or business within three years of the ownership change.

Uncertain Tax Positions
FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48") clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns and was adopted effective April 1, 2007.  The Company's gross unrecognized tax benefits increased from $20.7 million as of the beginning of the fiscal year to $22.1 million as of the end of the fiscal quarter ended September 27, 2008, with the increase primarily related to tax positions taken during the current fiscal year.

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

7.          GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended September 27, 2008 is as follows (in thousands):

Balance as of March 29, 2008	$701,317
Adjustments during the period	14,845
Balance as of September 27, 2008	$716,162

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

The components of identifiable intangible assets are as follows (in thousands):

	September 27, 2008		March 29, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$10,566	$7,268	$10,851	$7,052
Customer relationships	85,190	7,714	83,490	3,454
Acquired product technology and other	141,934	23,844	134,634	13,397
Total	$237,690	$38,826	$228,975	$23,903

Technology licenses decreased $0.3 million in the first quarter of fiscal year 2009 due to the recognition of an impairment loss related to the strategic restructuring in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was charged to other operating expense in the first quarter of fiscal 2009 (see Note 10 to the Condensed Consolidated Financial Statements).  In the first quarter, customer relationships increased by $1.7 million and acquired product technology and other increased by $7.3 million due to the acquisition of UMC (see Note 11 to the Condensed Consolidated Financial Statements).

8.          NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument.  The debt will be recognized at the present value of its cash flows discounted using the issuer's nonconvertible debt borrowing rate.  The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt.  FSP APB 14-1 requires retrospective application to all periods presented, and does not grandfather existing instruments.  FSP APB 14-1 is effective for the Company on the first day of fiscal 2010.  The adoption of FSP APB 14-1 will likely increase the Company's non-cash interest expense for past and future reporting periods in its consolidated financial statements.  In addition, it will likely reduce the Company's long-term debt and increase its shareholders' equity for past reporting periods in the Company's consolidated financial statements.

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

In June 2007, the FASB ratified EITF Issue 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3).  EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed.  This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company.  As of September 27, 2008, this pronouncement was not applicable to the Company.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8.          NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED (continued)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)).  This statement changes the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.  The adoption of SFAS 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, "Application of FASB Statement  157 to FASB Statement  13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2,  "Effective Date of FASB Statement 157" (FSP 157-2).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS  157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010.  In October 2008, the FASB issued FASB Staff Position (FSP No. 157-3), "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active."  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations.  The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements.  See Note 12 to the Condensed Consolidated Financial Statements for further details on our fair value measurements.  We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

9.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its German subsidiary.  The plan is unfunded with an obligation of approximately $2.9 million at September 27, 2008.

The service cost and interest cost components of the net periodic benefit cost for the defined benefit pension plan totaled approximately $0.1 million for both the three months and six months ended September 27, 2008.

10.          STRATEGIC RESTRUCTURING

In the first quarter of fiscal 2009, the Company commenced a strategic restructuring plan to reduce its investment in wireless systems and consolidate the Company's production test facilities.  The Company has reduced investments in its cellular transceiver business and eliminated its GPS solutions business in order to focus on core RF component opportunities.  Additionally, the Company has consolidated its production test facilities in order to reduce cycle time, better serve its customer base and improve its overall profitability.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.          STRATEGIC RESTRUCTURING (continued)

The following table summarizes the restructuring activity during the six months ended September 27, 2008 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 29, 2008	$-	$-	$-	$-
Costs incurred and charged to expense	8,227	24,581	10,874	43,682
Cash payments	(7,861)	-	(5,109)	(12,970)
Non-cash settlement	(96)	(24,581)	(1,849)	(26,526)
Accrued restructuring balance as of September 27, 2008	$270	$-	$3,916	$4,186

As part of this restructuring, the Company reduced its global workforce by approximately 10 percent.  As of September 27, 2008, the Company has recorded restructuring charges of approximately $43.7 million related to one-time employee termination benefits, impaired assets (including machinery and equipment and leasehold improvements), expenditures related to the closure and consolidation of facilities, and contract termination costs.  In the first half of fiscal 2009, the restructuring charges were recorded in "other operating expense."  In addition, as a result of this strategic restructuring, the Company has $4.3 million of machinery and equipment that is classified as held-for-sale in accordance with SFAS 144, as of September 27, 2008.  These assets are being actively marketed and are expected to be sold within one year.

The Company has incurred and expects to incur the following restructuring charges during the remainder of fiscal 2009 and thereafter (in thousands):

	Three Months Ended September 27, 2008	Six Months Ended September 27, 2008	Remainder of Fiscal 2009	Thereafter	Total
One-time employee termination benefits	$2,194	$8,227	$-	$-	$8,227
Asset impairments	12,841	24,581	-	-	24,581
Lease and other contract terminations	2,079	10,874	2,000	2,600	15,474
Total restructuring charges	$17,114	$43,682	$2,000	$2,600	$48,282

During the remainder of fiscal 2009, the Company expects to record approximately $2.0 million of additional restructuring charges associated with lease and other contract terminations.  The Company expects the restructuring to be substantially completed by the end of the third quarter of fiscal 2009, with additional on-going expenses for exited leased facilities.

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

UMC's results of operations are included in the Company's income statement for the period of April 26, 2008 through September 27, 2008.  The results of UMC are not significant to the overall results of the Company.

The in-process research and development with no alternative future use that we acquired from UMC ($1.4 million) was charged to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations."

Filtronic Compound Semiconductors Limited
During the fourth quarter of fiscal 2008, the Company completed its acquisition of Filtronic, a wholly owned subsidiary of Filtronic PLC.  The acquisition price included the purchase of Filtronic's six-inch GaAs wafer fabrication facility ("fab") at Newton Aycliffe, United Kingdom, and the purchase of Filtronic's millimeter wave RF semiconductor business.

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

Under the terms of the acquisition transaction, Filtronic was required as of February 28, 2008 to have a certain amount of minimum working capital.  Filtronic's working capital fell below the required working capital threshold, and as a result, Filtronic refunded $3.6 million of the original purchase price of $26.3 million (which includes transaction costs of $1.4 million) to the Company during the first quarter of fiscal 2009.

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

The total purchase price was approximately $880.7 million and consisted of cash consideration of $293.2 million, approximately 95.6 million equity securities valued at $577.4 million, which include common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $10.1 million in transaction costs.

The total purchase price of $880.7 million was preliminarily allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company as of November 13, 2007.  While the Company continues to obtain information to refine the fair values of the assets acquired and liabilities assumed, the preliminary allocation of purchase price is substantially complete.  As the Company completes its tax filings for the period reflecting the transactions, additional adjustments may be required to the deferred tax balances.  This process of finalizing the fair values of assets and liabilities assumed may result in additional adjustments to the purchase price allocation and the amount of goodwill.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.        FAIR VALUE OF FINANCIAL INSTRUMENTS

On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of government-sponsored enterprise securities, corporate debt securities, auction rate securities and commercial paper.  Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on our consolidated balance sheet and are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of shareholders' equity, net of tax.  SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.  These two types of inputs have created the following fair-value hierarchy:

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

 This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of September 27, 2008 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Government-sponsored enterprises	$114,916	$114,916	$-	$-
Corporate debt securities	6,283	6,283	-	-
Auction rate securities	23,609	-	4,850	18,759
Commercial paper	21,185	21,185	-	-
	$165,993	$142,384	$4,850	$18,759

During the three months ended September 27, 2008, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

Level 3 auction rate securities balance at June 28, 2008	$19,736
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(977)
Purchases, sales, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Level 3 auction rate securities balance at September 27, 2008	$18,759

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

During the six months ended September 27, 2008, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

Level 3 auction rate securities balance at March 29, 2008	$19,536
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(777)
Purchases, sales, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Level 3 auction rate securities balance at September 27, 2008	$18,759

Auction rate securities (ARS) are debt instruments with interest rates that reset through periodic short-term auctions.  The Company's Level 3 ARS, which totaled $18.8 million at September 27, 2008, consisted of AAA rated securities issued primarily by student loan corporations which are municipalities of various U.S. state governments.  The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP) which is supported and guaranteed by the United States Department of Education.  The Company's auction rate securities have contractual maturities of 20 to 37 years.

The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities.  If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.  Given the liquidity issues, fair value could not be estimated based on observable market prices and as such, the Company estimated the fair values of its student loan ARS with the assistance of a third party investment advisor using a discounted cash flow model as of September 27, 2008.  The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

Based on the uncertainty of the short-term liquidity of the student loan ARS as of September 27, 2008, the Company did not classify its investments in student loan ARS at that date as short-term investments.  Although our ability to access these funds in the near term has been affected, based on information currently available, we have the ability and intend to hold these investments and do not believe that any of these securities are other than temporarily impaired.  If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not experienced any realized gains or losses on our auction rate securities.

In August 2008, the securities firm from which the Company purchased all of its level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain of its clients holding ARS.  In accordance with this settlement, the securities firm has agreed to offer the Company the right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  In addition, the securities firm has agreed to lend the Company up to 75% of the market value of its outstanding level 3 ARS at no interest charge pending the securities firm's purchase of the Company's ARS.  In November 2008, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its level 3 ARS.

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

•         Uncertainties related to the effectiveness of our internal control over financial reporting;

•         Our exposure to the macroeconomic environment and the risk that variability in consumer, enterprise, infrastructure and government spending could materially impact the demand for our products; and

•         The inability of certain of our customers to access their traditional sources of credit to finance the purchase of products from us, which could lead them to reduce their level of purchases or seek credit or other accommodations from us.

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

We are a global leader in the design and manufacture of high-performance semiconductor components.  Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), CATV/broadband and aerospace and defense markets.  We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise and we are a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers.  We believe our company is the world's largest manufacturer of compound semiconductors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

SECOND QUARTER FISCAL 2009 FINANCIAL HIGHLIGHTS:

• Quarterly revenue increased by 6.2% as compared to the corresponding quarter of fiscal 2008, primarily due to our recent acquisitions as a result of our diversification strategy.

• Operating loss was $19.0 million for the second quarter of fiscal 2009 as compared to operating income of $8.1 million for the corresponding quarter of fiscal 2008.  Restructuring and acquisition-related charges represented approximately $27.0 million of operating expenses for the second quarter of fiscal 2009.  As of September 27, 2008, we have substantially completed our strategic restructuring and the integration of our most recent acquisitions.

• Gross margin for the quarter was 28.3% as compared to 32.2% in the corresponding quarter of fiscal 2008.  This decrease was primarily due to the amortization of acquisition related inventory step-up, amortization of acquired intangibles, and average selling price ("ASP") erosion.

• Cash flow from operations was $39.6 million for the quarter as compared to $39.4 million in the corresponding quarter of fiscal 2008.  Cash payments related to our strategic restructuring totaled approximately $8.2 million for the second quarter of fiscal 2009.

• Inventory totaled $165.5 million at September 27, 2008, reflecting 4.7 turns as compared to $121.5 million and 5.7 turns at September 29, 2007.

The following table presents a summary of our results of operations for the three and six months ended September 27, 2008 and September 29, 2007:

	Three Months Ended
(In thousands, except percentages)	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$271,669	100.0%	$255,845	100.0%	$15,824	6.2%
Cost of goods sold	194,901	71.7	173,580	67.8	21,321	12.3
Research and development	45,063	16.6	48,812	19.1	(3,749)	(7.7)
Marketing and selling	17,153	6.3	12,912	5.1	4,241	32.8
General and administrative	15,781	5.8	10,829	4.2	4,952	45.7
Other operating expense	17,816	6.6	1,610	0.6	16,206	1006.6
Operating (loss) income	$(19,045)	(7.0)%	$8,102	3.2%	$(27,147)	(335.1)%

	Six Months Ended
(In thousands, except percentages)	September 27, 2008	% of Revenue	September 29, 2007	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$512,161	100.0%	$467,444	100.0%	$44,717	9.6%
Cost of goods sold	363,063	70.9	318,481	68.1	44,582	14.0
Research and development	96,417	18.8	96,500	20.6	(83)	(0.1)
Marketing and selling	35,675	7.0	25,142	5.4	10,533	41.9
General and administrative	28,839	5.6	18,605	4.0	10,234	55.0
Other operating expense	46,915	9.2	2,369	0.5	44,546	1880.4
Operating (loss) income	$(58,748)	(11.5)%	$6,347	1.4%	$(65,095)	(1025.6)%

REVENUE

Our revenue increased during the three and six months ended September 27, 2008, as compared to the corresponding periods of fiscal 2008, primarily due to our recent acquisitions as a result of our diversification strategy.

International shipments (based on the "bill to" address of the customer) were $220.0 million and accounted for 81.0% of revenue for the three months ended September 27, 2008, compared to $232.1 million and 90.7% of revenue for the three months ended September 29, 2007.  For the six months ended September 27, 2008, international shipments were $409.8 million, or 80.0% of revenue, compared to $421.2 million, or 90.1% of revenue, for the six months ended September 29, 2007.

OPERATING (LOSS) INCOME

We experienced operating losses of approximately $19.0 million and $58.7 million for the three and six months ended September 27, 2008, respectively, primarily as a result of charges associated with our strategic restructuring and recent acquisitions.

Cost of Goods Sold
Our cost of goods sold for the three and six months ended September 27, 2008 increased faster than sales primarily due to the amortization of acquisition related inventory step-up, amortization of acquired intangibles, and underutilization of our wafer fabrication capacity.  The increase in amortization expense for inventory step-up and acquired intangibles was driven from our recent acquisitions of Sirenza in the third quarter of fiscal 2008, Filtronic in the fourth quarter of fiscal 2008, and UMC in the first quarter of fiscal 2009.

These increases were partially offset by cost efficiencies associated with the increased use of our internal assembly operations in our Beijing facility as well as improved pricing on externally sourced materials.

Research and Development
The decrease in research and development expenses for the three and six months ended September 27, 2008 was primarily a result of our recent strategic restructuring and was partially offset by an increase in headcount and related personnel expenses attributable in part to our recent acquisitions.

Marketing and Selling
The increase in marketing and selling expenses for the three and six months ended September 27, 2008 was primarily due to an increase in intangible amortization related to customers that we acquired from Sirenza as well as an increase in headcount and related personnel expenses, which was attributable in part to our recent acquisitions.

General and Administrative
The increase in general and administrative expenses for the three and six months ended September 27, 2008 was due to an increase in headcount and related personnel expenses attributable in part to both our recent acquisitions and an increase in share-based compensation expense.

Other Operating Expense
In the first quarter of fiscal 2009, we began execution of a strategic restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our core RF component opportunities.  Additionally, we have consolidated our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.  As a result of these restructuring activities, we recorded $17.1 million and $43.7 million of expenses for the three and six months ended September 27, 2008 (see Note 10 to the Condensed Consolidated Financial Statements).

In addition, in the first quarter of fiscal 2009 we recorded $1.4 million in expenses related to the in-process research and development with no alternative future use that we acquired from UMC to "other operating expense" at the acquisition date in accordance with SFAS 141, "Business Combinations" (see Note 11 to the Condensed Consolidated Financial Statements).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Interest expense	$(2,676)	$(2,610)	$(5,264)	$(4,986)
Interest income	1,447	9,250	3,386	17,799
Other income	941	732	1,511	629
Income tax benefit (expense)	7,554	(1,012)	23,213	18,275

Interest Expense
Interest expense remained relatively consistent for the three and six months ended September 27, 2008 as compared to the three and six months ended September 29, 2007.

Interest Income
Interest income has decreased primarily because of the decrease in cash, cash equivalents and investment balances.  During the first six months of fiscal 2008, interest income was higher due to the increase in cash, cash equivalents and investment balances that resulted from the issuance of the two series of convertible subordinated notes for which we received proceeds totaling $366.2 million.  A portion of these proceeds were subsequently used during the third quarter of fiscal 2008 for the purchase of Sirenza. In addition, interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates.

Income Taxes
In accordance with APB Opinion No. 28, "Interim Financial Reporting," our provision for income taxes for prior interim reporting periods has generally been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the three months ended September 27, 2008, in accordance with paragraph 13 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we have computed our provision for income taxes limiting the tax benefit recognized to the amount determined by treating our year-to-date "ordinary" loss as the anticipated "ordinary" loss for the fiscal year.  We have applied this provision as the year-to-date "ordinary" loss exceeds the anticipated "ordinary" loss for the fiscal year.

Income tax benefit for the three months ended September 27, 2008 was $7.6 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.  Income tax benefit for the six months ended September 27, 2008 was $23.2 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.  Income tax expense for the three months ended September 29, 2007 was $1.0 million, comprised primarily of a tax benefit related to a revaluation of certain deferred tax assets due to changes in tax laws enacted in China and a tax expense related to international and domestic operations.  Income tax benefit for the six months ended September 29, 2007 was $18.3 million, which is comprised primarily of a tax benefit of $20.7 million related to a reduction in the federal and state deferred tax asset valuation reserve, tax benefit from the revaluation of China related deferred tax assets, tax expense related to an Internal Revenue Service examination, and tax expense related to income taxes on international and domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses.  As of September 27, 2008, we had working capital of approximately $472.4 million, including $169.3 million in cash and cash equivalents, compared to working capital at September 29, 2007 of $871.9 million, including $329.2 million in cash and cash equivalents.  The decrease in working capital of $399.5 million as of September 27, 2008, as compared to September 29, 2007, was primarily due to the total cash paid of approximately $350.1 million for the acquisitions of Sirenza, Filtronic and UMC.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions that provide capital, as well as on our customers and suppliers that depend on borrowing such capital to fund their liquidity requirements.  Because we rely primarily on cash on hand and cash generated from operations to fund our business (as opposed to revolving credit or similar borrowing facilities), our liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted in the near-future.  Our management plans to continue to closely monitor our liquidity and developments in the credit markets.

Cash Flows from Operating Activities
Operating activities for the six months ended September 27, 2008 generated cash of $36.7 million, compared to $44.0 million for the six months ended September 29, 2007.  This year-over-year decrease was primarily attributable to an increase in our other receivables balance due to pending receipt of value added tax (VAT) refunds.  This increase was partially offset by a decrease in inventory.  Our total inventory balance decreased for the six months ended September 27, 2008, by approximately $25.0 million.  This decrease was primarily the result of lower raw material costs and the cost efficiencies associated with the increased use of  our internal assembly operations in our Beijing facility.  In addition, we are currently focused on reducing inventory on hand.  We believe that by increasing our internal assembly capacity, we will strengthen our supply chain and reduce manufacturing costs, thereby contributing to our ongoing initiatives to improve profitability.

Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended September 27, 2008 was $2.0 million compared to net cash used in investing activities of $323.1 million for the six months ended September 29, 2007, due primarily to higher investing activities in the first quarter of fiscal 2008 related to the proceeds received from our convertible debt offering in April 2007.

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

Our capital expenditures totaled approximately $122.7 million during fiscal 2008. During the first six months of fiscal 2009, capital expenditures totaled approximately $36.6 million.  The actual amount of capital expenditures for fiscal 2009 will be dependent on our sourcing strategy and the rate and pace of new technology development.   We currently expect to fund our remaining fiscal 2009 capital expenditures primarily with cash flow from operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value and establishes a framework for measuring fair value.  SFAS No. 157 specifies a hierarchy of valuation techniques used to measure fair market value based on whether the inputs to those valuation techniques are observable or unobservable.  This hierarchy requires the company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.  Level 1 valuations are comprised of quoted prices for identical instruments in active markets.  Level 2 valuations are comprised of quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.  Level 3 valuations are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We have level 3 auction rate securities (ARS), which are debt instruments with interest rates that reset through periodic short-term auctions.  Our level 3 ARS totaled $18.8 million measured at fair value at September 27, 2008.  Our ARS consisted of AAA rated securities issued primarily by student loan corporations which are agencies of various U.S. state governments.  The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP) which is supported and guaranteed by the United States Department of Education.  Our ARS have contractual maturities of 20 to 37 years.

In August 2008, the securities firm from which we purchased all of our level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which it agreed to restore liquidity to certain of its clients holding ARS.  In accordance with this settlement, the securities firm has agreed to offer us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  In addition, the securities firm has agreed to lend us up to 75% of the market value of our outstanding level 3 ARS at no interest charge pending its purchase of our ARS.  In November 2008, we accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of our level 3 ARS.

Cash Flows from Financing Activities
Net cash provided by financing activities was $0.9 million for the six months ended September 27, 2008, compared to $378.8 million for the six months ended September 29, 2007, primarily due to higher financing activities in the first quarter of fiscal 2008 related to the private placement of convertible subordinated notes in April 2007.  We issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of September 27, 2008, the outstanding balance of this loan totaled approximately $16.0 million.

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

Convertible Debt  In April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of September 27, 2008 and September 29, 2007, the 0.75% convertible notes had a fair value of $145.9 million and $204.0, respectively. The 1.00% convertible notes had a fair value of $109.7 million and $172.5 million at September 27, 2008 and September 29, 2007, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of September 27, 2008 and September 29, 2007, the 1.50% convertible subordinated notes had a fair value of $193.2 million and $237.8 million, respectively.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.

Capital Commitments At September 27, 2008, we had short-term capital commitments of approximately $5.1 million, consisting of approximately $4.3 million for the expansion of our manufacturing capacity and the remainder for general corporate requirements.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our April 2007 convertible note offering, our fiscal 2004 note offering and our $25.0 million equipment term loan, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if current economic conditions or other factors contribute to a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We maintain a $500.0 million shelf registration statement providing for the offering from time to time of debt securities, common stock, preferred stock, depositary shares, warrants and subscription rights.  We do not, however, currently have any plans to issue any securities under this registration statement.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.

Legal  We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated.  These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon our consolidated financial position or results of operations.

Taxes  We are subject to income and other taxes in the United States and in numerous foreign jurisdictions.  Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions.  Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate.  We are subject to audits by tax authorities.  While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes.  There can be no assurance that the outcomes from these audits will not have an adverse effect on our results of operations in the period during which the review is conducted.

RESTRUCTURING

In the first quarter of fiscal 2009, we commenced a strategic restructuring plan and we have reduced our investments in wireless systems and also consolidated our production test facilities.  We have reduced investments in our cellular transceiver business and eliminated our GPS solutions business in order to focus on core RF component opportunities. We have consolidated our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.

As part of our restructuring, we reduced our global workforce by approximately 10 percent.  As of September 27, 2008, we have recorded restructuring charges of approximately $43.7 million related to one-time employee termination benefits and impaired assets (including machinery and equipment and leasehold improvements), expenditures related to the closure and consolidation of facilities, and contract termination costs.  In the first half of fiscal 2009, the restructuring charges were recorded in "other operating expense."  During the remainder of fiscal 2009, we expect to record approximately $2.0 million of additional restructuring charges associated with lease and other contract terminations.  We expect the previously announced restructuring to be substantially completed by the third quarter of fiscal 2009, with additional minimal ongoing expenses each quarter for exited leased facilities.

As a result of our strategic restructuring, we have reduced annualized product development expense related to our wireless systems business by approximately $75.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to our investment portfolio.  Due to the recent volatility of the financial markets, we have adopted a more conservative investment strategy, and are investing in lower risk and consequently lower interest bearing investments.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has been named a defendant in a patent infringement lawsuit, captioned Lemelson Medical, Education & Research Foundation, LP v. Broadcom Corporation; RF Micro Devices, Inc.; SanDisk Corporation; TransSwitch Corporation; WJ Communications, Inc., filed August 3, 2001, in the U.S. District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, LP.  The suit alleged that the Company infringed claims of certain patents.  The lawsuit was settled during the second quarter of fiscal 2009 for a nominal license fee.

ITEM 1A.   RISK FACTORS

As of the date of this filing, the Company continues to be subject to the risk factors previously disclosed under "Risk Factors" in our 2008 Annual Report on Form 10‑K, as well as the following risk factor:

Current negative conditions in the credit and financial markets could continue to put downward pressure on our stock price (potentially resulting in a material impairment charge), could delay or prevent our customers from obtaining financing to purchase our products, and could lead to a decline in the market values of our investments. Any of these outcomes could adversely impact our business, operating results and financial condition.

Recent distress in the global credit and financial markets has had adverse impacts on financial market activities, including extreme volatility in security prices, severely diminished credit availability, and declining valuations of many types of investments.

A prolonged decline in our stock price or significant adverse change in market conditions could require us to take a material impairment charge related to our goodwill and intangible assets.  Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination.  Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with the provisions of SFAS 142, "Goodwill and Other Intangible Assets."  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets."  The valuation of goodwill and intangible assets require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  A prolonged decline in our stock price, or any other adverse change in market conditions, could lead to lower estimates of the fair value of goodwill or other intangible assets, resulting in an impairment charge.  Given the significance of intangible asset balances as a percentage of our total asset balance, any impairment charge could be material to our operating results and related financial statements.

In addition, the recent tightening of credit markets and concerns regarding the availability of credit, particularly in the United States, may make it more difficult for our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us.  Delays in our customers' ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and harm our business and operating results.

Furthermore, a continuing decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments.  Our investment portfolio includes corporate and government securities, auction rate securities, money market funds and other types of debt and equity investments.  Although we believe our portfolio continues to be comprised of low-risk and conservative investments due to the quality and (where applicable) credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets could adversely impact the market values of our investments and their liquidity.  A decline in market value or the forced sale of investments under illiquid market conditions, could result in our recognition of an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 At the Company's Annual Meeting of Shareholders on July 30, 2008, shareholders elected each of the eight director nominees and ratified the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending March 28, 2009.

Votes cast by our shareholders at the meeting were as follows:

1.  Election of Directors

	Number of Shares
	Voted For	Withheld
Dr. Albert E. Paladino	203,925,163	25,714,724
Robert A. Bruggeworth	220,777,668	8,862,219
Daniel A. DiLeo	204,725,663	24,914,224
Jeffery R. Gardner	221,152,268	7,887,619
John R. Harding	204,604,303	25,035,584
Casimir S. Skrzypczak	221,823,282	7,816,605
Erik H. van der Kaay	220,839,133	8,800,754
Walter H. Wilkinson, Jr.	203,957,532	25,682,355

2.  Ratification of appointment of Ernst & Young LLP:

Shares Voted in Favor	Shares Voted Against	Shares Abstaining
225,476,808	3,463,553	699,526

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
Date: November 6, 2008
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: November 6, 2008
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

