Form 10-Q
period 2008-12-27
RF MICRO DEVICES INC
filed 2009-02-05
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                      Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of January 30, 2009, there were 263,382,030 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 27, 2008	March 29, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,402	$129,750
Restricted cash	63	504
Short-term investments	92,854	100,841
Accounts receivable, less allowance of $511 and $797 as of December 27, 2008 and March 29, 2008, respectively	75,873	115,629
Inventories (Note 3)	151,290	190,753
Prepaid expenses	12,116	13,630
Other receivables	26,696	33,110
Current deferred tax assets	4,097	35,058
Other current assets	-	2,758
Total current assets	508,391	622,033

Property and equipment, net of accumulated depreciation of $448,290 at December 27, 2008 and $421,574 at March 29, 2008	337,849	430,237
Goodwill (Note 7)	107,583	701,317
Intangible assets, net (Note 7)	127,939	205,072
Long-term investments	19,343	26,336
Non-current deferred tax assets	14,849	30,078
Other non-current assets	5,314	2,122
Total assets	$1,121,268	$2,017,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,708	$78,674
Accrued liabilities	42,786	52,111
Other current liabilities	10,245	4,806
Total current liabilities	102,739	135,591

Long-term debt, net of unamortized discount of $6,738 at December 27, 2008 and $8,664 at March 29, 2008 (Note 5)	581,984	616,698
Other long-term liabilities	28,098	26,269
Total liabilities	712,821	778,558

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 263,339 and 260,643 shares issued and outstanding at December 27, 2008 and March 29, 2008, respectively	958,133	955,390
Additional paid-in capital	165,622	148,914
Accumulated other comprehensive income, net of tax (Note 4)	236	632
Retained (deficit) earnings	(715,544)	133,701
Total shareholders’ equity	408,447	1,238,637

Total liabilities and shareholders’ equity	$1,121,268	$2,017,195

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 27, 2008	December 29, 2007

Revenue	$202,025	$268,182

Operating costs and expenses:
Cost of goods sold	163,613	197,872
Research and development	38,617	53,921
Marketing and selling	15,511	14,371
General and administrative	10,613	11,015
Other operating expense (Notes 7 and 10)	727,697	15,419
Total operating costs and expenses	956,051	292,598
Loss from operations	(754,026)	(24,416)

Interest expense	(2,501)	(2,639)
Interest income	943	6,955
Gain on retirement of convertible subordinated notes (Note 5)	10,667	-
Other (expense) income	(5,294)	1,654

Loss before income taxes	(750,211)	(18,446)

Income tax (expense) benefit (Note 6)	(63,132)	3,369
Net loss	$(813,343)	$(15,077)

Net loss per share (Note 2):
Basic	$(3.09)	$(0.06)
Diluted	$(3.09)	$(0.06)

Shares used in per share calculation:
Basic	263,227	244,985
Diluted	263,227	244,985

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	December 27, 2008	December 29, 2007

Revenue	$714,186	$735,626

Operating costs and expenses:
Cost of goods sold	526,676	516,353
Research and development	135,034	150,421
Marketing and selling	51,186	39,513
General and administrative	39,453	29,620
Other operating expense (Notes 7 and 10)	774,611	17,788
Total operating costs and expenses	1,526,960	753,695
Loss from operations	(812,774)	(18,069)

Interest expense	(7,765)	(7,625)
Interest income	4,329	24,754
Gain on retirement of convertible subordinated notes (Note 5)	10,667	-
Other (expense) income	(3,783)	2,282

(Loss) income before income taxes	(809,326)	1,342

Income tax (expense) benefit (Note 6)	(39,919)	21,645
Net (loss) income	$(849,245)	$22,987

Net (loss) income per share (Note 2):
Basic	$(3.24)	$0.11
Diluted	$(3.24)	$0.10

Shares used in per share calculation:
Basic	262,186	211,285
Diluted	262,186	244,818

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	December 27, 2008	December 29, 2007
Cash flows from operating activities:
Net (loss) income	$(849,245)	$22,987
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	64,971	60,048
Amortization	24,425	7,207
Investment discount amortization, net	(493)	(5,794)
Excess tax benefit from exercises of stock options	(275)	(6,185)
Deferred income taxes	32,214	(24,181)
Foreign currency adjustments	3,376	(2,950)
Acquired in-process research and development cost	1,400	13,860
Loss on investment	-	511
Goodwill impairment	608,966	-
Intangible impairment	64,203	1,221
Asset impairments (including restructuring impairments)	71,423	-
Gain on retirement of convertible subordinated notes	(10,667)	-
Loss on disposal of assets, net	292	153
Share-based compensation expense	18,410	14,669
Changes in operating assets and liabilities:
Accounts receivable, net	41,086	5,247
Inventories	39,070	(8,086)
Prepaid expense and other current and non-current assets	(1,953)	19,366
Accounts payable and accrued liabilities	(40,423)	(996)
Income tax payable/recoverable	6,833	(64)
Other liabilities	8,884	2,021
Net cash provided by operating activities	82,497	99,034

Investing activities:
Purchase of property and equipment	(42,175)	(88,486)
Purchase of intangibles	(375)	-
Purchase of Sirenza Microdevices, Inc. (Sirenza), net of cash acquired	-	(258,036)
Purchase of Universal Microwave Corporation (UMC), net of cash acquired	(23,493)	-
Proceeds from working capital refund from Filtronic PLC	3,619	-
Final retainer received from sale of substantially all Bluetooth® assets	5,850	-
Proceeds from sale of property and equipment	1,316	157
Restricted cash related to Filtronic purchase	-	(10,378)
Proceeds from maturities of securities available-for-sale	122,936	303,601
Purchase of securities available-for-sale	(110,516)	(459,656)
Net cash used in investing activities	(42,838)	(512,798)

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250	-	366,750
Proceeds from bank loans	-	5,954
Payment of convertible subordinated notes	(22,233)	-
Debt issuance cost	-	(587)
Payment of debt	(3,329)	(3,083)
Excess tax benefit from exercises of stock options	275	6,185
Proceeds from exercise of stock options, warrants and employee stock purchases	2,744	3,939
Restricted cash	345	-
Repayment of capital lease obligations	(459)	(49)
Net cash (used in) provided by financing activities	(22,657)	379,109

Net increase (decrease) in cash and cash equivalents	17,002	(34,655)
Effect of exchange rate changes on cash	(1,350)	920
Cash and cash equivalents at the beginning of the period	129,750	228,940
Cash and cash equivalents at the end of the period	$145,402	$195,205

Non-cash investing activities:
Transfer of auction rate securities from available-for-sale to trading securities	$17,143	$-

      See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the Company) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

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

2.          NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Numerator for basic and diluted net (loss) income per share:
Net (loss) income available to common shareholders	$(813,343)	$(15,077)	$(849,245)	$22,987
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	-	-	2,007
Net (loss) income plus assumed conversion of notes – Numerator for diluted net (loss) income per share	$(813,343)	$(15,077)	$(849,245)	$24,994
Denominator:
Denominator for basic net (loss) income per share – weighted average shares	263,227	244,985	262,186	211,285
Effect of dilutive securities:
Employee stock options	-	-	-	3,389
Assumed conversion 1.50% convertible notes	-	-	-	30,144
Denominator for diluted net (loss) income per share – adjusted weighted average shares and assumed conversions	263,227	244,985	262,186	244,818

Basic net (loss) income per share	$(3.09)	$(0.06)	$(3.24)	$0.11

Diluted net (loss) income per share	$(3.09)	$(0.06)	$(3.24)	$0.10

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.          NET (LOSS) INCOME PER SHARE (continued)

During the third quarter of fiscal 2008, we issued approximately 95.6 million equity securities in connection with the acquisition of Sirenza Microdevices, Inc. (“Sirenza”) (see Note 11 to the Condensed Consolidated Financial Statements).

In the computation of diluted net loss per share for the three- and nine-months ended December 27, 2008, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net loss per share for the three months ended December 29, 2007, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net income per share for the nine months ended December 29, 2007, outstanding stock options to purchase approximately 8.3 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net loss per share did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three- and nine-months ended December 27, 2008 because the inclusion would have been anti-dilutive.  The computation of diluted net loss per share for the three months ended December 29, 2007, did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The computation of diluted net income per share assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010 for the nine months ended December 29, 2007.  The 1.50% convertible subordinated notes are convertible at a price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.  After the repurchase of $23.0 million par value by the Company during the third quarter of fiscal 2009 (see Note 5 to the Condensed Consolidated Financial Statements), the notes are convertible into a total of approximately 27.1 million shares as compared to 30.1 million shares prior to the repurchase.

The computation of diluted net (loss) income per share does not assume the conversion of the Company’s 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  In accordance with Emerging Issues Task Force No. 90-19 (EITF 90- 19), “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” the Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company’s common stock for the ten consecutive trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	December 27, 2008	March 29, 2008
Raw materials	$58,071	$65,251
Work in process	40,670	70,167
Finished goods	102,883	85,663
	201,624	221,081
Inventory reserve	(50,334)	(30,328)
Total inventories	$151,290	$190,753

During the third quarter of fiscal 2009, the Company recorded inventory reserves of $25.9 million due to the significant reduction in current and forecasted demand for our products resulting from the overall global economic slowdown.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.        OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders’ equity.  The components of comprehensive (loss) income, net of tax, are as follows for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Net (loss) income	$(813,343)	$(15,077)	$(849,245)	$22,987
Unrealized loss on marketable securities	(860)	(601)	(1,908)	(23)
Reclassification adjustment, net of tax	2,101	-	2,101	-
Foreign currency translation (loss) gain	(225)	(9)	(589)	156
Comprehensive (loss) income	$(812,327)	$(15,687)	$(849,641)	$23,120

5.        DEBT

Debt at December 27, 2008 and March 29, 2008 is as follows (in thousands):

	December 27, 2008	March 29, 2008

Convertible subordinated notes due 2010, net of discount	$206,000	$228,330
Convertible subordinated notes due 2012, net of discount	197,107	196,465
Convertible subordinated notes due 2014, net of discount	162,014	171,649
Bank loan	6,719	6,556
Equipment term loan, net of discount	14,892	18,180
Subtotal	586,732	621,180
Less current portion of equipment term loan	4,748	4,482

Total long-term debt	$581,984	$616,698

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

In the third quarter of fiscal 2009, the Company repurchased $23.0 million par value convertible subordinated notes due 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million.  In the third quarter of fiscal 2009, the Company also repurchased $10.2 million par value convertible subordinated notes due 2014 at an average price of $31.17, which resulted in a gain of approximately $6.9 million.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The Company’s 0.75% convertible subordinated notes had a fair value of $124.0 million and $191.5 million as of December 27, 2008 and December 29, 2007, respectively. The Company’s 1.00% convertible subordinated notes had a fair value of $52.3 million (excluding the notes that were repurchased in the third quarter of fiscal 2009) and $159.3 million as of December 27, 2008 and December 29, 2007, respectively.  The Company’s 1.50% convertible subordinated notes had a fair value of $169.9 million (excluding the notes that were repurchased in the third quarter of fiscal 2009) and $229.2 million as of December 27, 2008 and December 29, 2007, respectively.

6.          INCOME TAXES

Income Tax Expense

In accordance with APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”), the Company’s provision for income taxes for the reporting periods ended December 27, 2008 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting periods ended December 29, 2007, in accordance with paragraph 13 of Financial Accounting Standards Board (FASB) interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the Company computed its provision for income taxes limiting the tax benefit recognized to the amount determined by treating the Company’s year-to-date “ordinary” loss as the anticipated “ordinary” loss for the fiscal year.  The Company applied this provision as the year-to-date “ordinary” loss exceeded the anticipated “ordinary” loss for the fiscal year.

Income tax expense for the three months ended December 27, 2008 was $63.1 million, which is comprised primarily of a tax expense related to domestic operations, a tax expense related to international operations, and a tax expense related to an increase in the United States, United Kingdom, and China deferred tax asset valuation reserves.  Income tax benefit for the three months ended December 29, 2007 was $3.4 million, comprised primarily of a tax benefit related to an increase in federal income tax credits and a tax benefit related to international and domestic operations.  Income tax expense for the nine months ended December 27, 2008 was $39.9 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax expense related to an increase in the United States, United Kingdom and China deferred tax asset valuation reserves.  Income tax benefit for the nine months ended December 29, 2007 was $21.6 million, which is comprised primarily of a tax benefit related to a reduction in the federal and state deferred tax asset valuation reserve, tax benefit from the revaluation of China related deferred tax assets, tax expense related to an Internal Revenue Service examination, and tax expense related to income taxes on international and domestic operations.

The Company’s effective tax rate for the three month periods ended December 27, 2008 and December 29, 2007 was (8.4%) and 18.3%, respectively.  The Company's effective tax rate for the third quarter of fiscal 2009 differed from the statutory rate primarily due to impairment of non-deductible goodwill, tax rate differences in foreign jurisdictions and adjustments to the valuation allowance limiting the recognition of the tax benefit of deferred tax assets in the United States, United Kingdom and China.  The Company's effective tax rate for the third quarter of fiscal 2008 differed from the statutory rate due to the write-off of acquired in-process research and development costs in connection with the Sirenza acquisition, federal and state tax credits generated, tax rate differences in foreign jurisdictions, the domestic production activity deduction, and other differences between book and tax treatment of certain expenditures.

The Company’s effective tax rate for the nine month periods ended December 27, 2008 and December 29, 2007 was (4.9%) and (1,612.9%), respectively.  The Company's effective tax rate for the nine months ended December 27, 2008 differed from the statutory rate due to impairment of non-deductible goodwill, the write-off of acquired in-process research and development costs in connection with the UMC acquisition, tax rate differences in foreign jurisdictions, and adjustments to the valuation allowance primarily related to limiting the recognition of the benefit for deferred tax assets in the United States, United Kingdom and China.  The Company's effective tax rate through the third quarter of fiscal 2008 differed from the statutory rate due to the write-off of acquired in-process research and development costs in connection with the Sirenza acquisition, adjustment to the valuation allowance related primarily to the partial recognition of the United States tax benefits on domestic net operating losses and credits, federal and state tax credits generated, tax rate differences in foreign

 RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

jurisdictions, the domestic production activity deduction, and other differences between book and tax treatment of certain expenditures.

Deferred Taxes

In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes" (“SFAS 109”), a valuation allowance of $155.3 million against deferred tax assets has been established as of the end of the third quarter of fiscal 2009 because it is management’s opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The increase from the $37.0 million valuation allowance as of the end of the prior quarter of fiscal 2009 is primarily related to a change in the judgment of management that the United States, United Kingdom and China deferred tax assets no longer meet the “more likely than not” realization threshold.

The Company has outstanding net operating loss carryforwards ("NOLs") for domestic federal tax purposes and state loss carryovers that will begin to expire in 2011 and 2009, respectively, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company’s acquisitions of Resonext, Silicon Wave, Inc., and Sirenza.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions.  In addition, the Company has United Kingdom loss carryovers that carryforward indefinitely.  The United Kingdom loss carryovers were acquired in connection with the acquisition of Filtronic Compound Semiconductors Limited ("Filtronic") and potentially are subject to limitation under United Kingdom anti-avoidance provisions if there is a “major change” in the nature or conduct of the Filtronic trade or business within three years of the ownership change.

Uncertain Tax Positions

FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by us on our tax returns and was adopted effective April 1, 2007.  The Company’s gross unrecognized tax benefits increased from $20.7 million as of the beginning of the fiscal year to $24.4 million as of the end of the third fiscal quarter ended December 27, 2008, with the increase related to tax positions taken on the prior year tax return filed during the period and tax positions taken during the current fiscal year.

Fiscal 2006 and subsequent tax years remain open for examination by the U.S federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2006 through present), California (fiscal 2005 through present), the United Kingdom (fiscal 2002 through present), Germany (calendar year 2004 through present), and China (calendar year 2000 through present).

7.          GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in the carrying amount of goodwill for the nine months ended December 27, 2008 is as follows (in thousands):

Balance as of March 29, 2008	$701,317
Impairment	(608,966)
Adjustments during the period	15,232
Balance as of December 27, 2008	$107,583

Goodwill is tested for impairment at the reporting unit level.  SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”).  Although the Company has one reporting segment pursuant to the aggregation criteria set forth

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

in SFAS 131, the Company has two reporting units pursuant to paragraph 30 of SFAS 142 as of December 27, 2008 (Cellular Products Group and Multi-Markets Product Group).  Goodwill has been allocated to the Company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill.

The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal 2008 without a need to expand the impairment test to step two of SFAS 142.  However, during the third quarter of fiscal 2009, indicators of potential impairment caused the Company to conduct an interim impairment test which was performed as of November 22, 2008.  Those indicators included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment.  In accordance with SFAS 142, the Company completed step one of the impairment analysis and evaluated goodwill using certain assumptions including two generally accepted valuation methodologies: (i) the income approach – discounted cash flows, and (ii) the market approach – enterprise value and guideline company analysis.  The Company’s impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.

As a result of the impairment review, the Company subsequently concluded that as of November 22, 2008, the fair value of both of its reporting units was below their respective carrying values.  As such, the Company began a preliminary step-two analysis in accordance with SFAS 142 in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, the step-two analysis has not been completed.  Based on the work performed and in accordance with paragraph 22 of SFAS 142, the Company recorded an estimated goodwill impairment charge in the amount of $609.0 million in “other operating expense” in the condensed consolidated statements of operations for the three- and nine-months ended December 27, 2008.  The Company expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2009.  Material adjustments to the goodwill impairment charge could be made when the goodwill impairment test is completed.  Any adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the financial statements for the quarter ending March 28, 2009.

Goodwill increased $12.8 million as a result of the acquisition of UMC on April 26, 2008 (see Note 11 to the Condensed Consolidated Financial Statements).  The remaining increase relates to the refining of the fair values of the assets acquired and liabilities assumed in the Sirenza acquisition as part of the allocation period.

Intangible Assets

The components of identifiable intangible assets are as follows (in thousands):

	December 27, 2008		March 29, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Technology licenses	$10,721	$7,225	$10,851	$7,052
Customer relationships	53,042	9,855	83,490	3,454
Acquired product technology and other	108,922	27,666	134,634	13,397
Total	$172,685	$44,746	$228,975	$23,903

The carrying values of finite-lived intangible assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.          GOODWILL AND INTANGIBLE ASSETS (continued)

During the third quarter of fiscal 2009, indicators were present that caused the Company to conduct an interim assessment of the recoverability of its intangible assets as of November 22, 2008.  Those indicators included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment.  Therefore, the Company performed an impairment analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets, and it was determined that an impairment indicator was present.   As a result of the impairment indicator, the Company was required to determine the fair value of its finite-lived intangible assets and compare the fair value to the carrying value.  The value of acquired developed technology was determined by discounting forecasted cash flow directly related to the developed technology, net of returns on contributory assets.  The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship.  These forecasted cash flows are discounted to present value using an appropriate discount rate.  As a result, the carrying value exceeded the fair value and the Company recorded impairments of $31.9 million related to developed technology and $32.2 million related to customer relationships.  The impairment charges were recorded in “other operating expense” in the condensed consolidated statements of operations for the three- and nine-months ended December 27, 2008.

In the first quarter of fiscal 2009, customer relationships increased by $1.7 million and acquired product technology and other increased by $7.3 million due to the acquisition of UMC (see Note 11 to the Condensed Consolidated Financial Statements).  Intangible asset amortization expense was $22.3 million and $13.2 million for the nine months ended December 27, 2008 and for the twelve months ended March 29, 2008, respectively.  Amortization expense for the Company’s identifiable intangible assets as of December 27, 2008 is estimated to be $5.0 million for the remainder of fiscal 2009, $19.8 million in fiscal 2010, $19.6 million in fiscal 2011, $19.5 million in fiscal 2012, $19.3 million in fiscal 2013, and $19.0 million in fiscal 2014.

8.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with an unfunded obligation of approximately $2.8 million at December 27, 2008.

The service and interest cost components of the net periodic benefit cost were approximately $0.1 million and $0.2 million for the three months and nine months ended December 27, 2008, respectively.  For both the three- and nine-months ended December 29, 2007, service and interest cost components of the net periodic benefit cost were less than $0.1 million.

9.          NEW ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”).  This statement changes the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.  The adoption of SFAS 141(R) will change our accounting treatment for business combinations beginning in the first quarter of fiscal 2010.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          NEW ACCOUNTING PRONOUNCEMENTS (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value.  The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings.  SFAS 159 was effective for the Company on the first day of fiscal 2009.  At the effective date of SFAS No. 159, the Company did not choose to elect the fair value option for any items that were not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.  During the third quarter of fiscal 2009, the Company entered into a settlement agreement related to our auction rate securities ("ARS") settlement agreement with the securities firm from which the Company purchased all of its level 3 ARS.  This settlement agreement represented a put option, and as a result, an up-front election was made by the Company under SFAS 159 to apply the fair value option to the put option mentioned above (see Note 12 to the Condensed Consolidated Financial Statements).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, “Application of FASB Statement  157 to FASB Statement  13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2,  “Effective Date of FASB Statement 157” (“FSP 157-2”).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS  157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010.  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3").  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations.  The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements (see Note 12 to the Condensed Consolidated Financial Statements for further details on our fair value measurements).  We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

10.        RESTRUCTURING

Restructuring plan resulting from adverse macroeconomic business environment

In the third quarter of fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacities and costs due to lower demand for our products in the quarter as well as lower forecasted demand attributable primarily to the overall global economic slowdown.  The restructuring will decrease the Company’s workforce in its fabrication facilities and impair certain related fabrication assets.

The Company has recorded restructuring charges of approximately $53.3 million in the three- and nine-month periods ended December 27, 2008, related to one-time employee termination benefits, impaired assets (including property and equipment and leasehold improvements totaling $46.1 million) and lease and other contract termination costs.  The fair value of the impaired assets was estimated on a held and used basis based on the discounted cash flow method in accordance with SFAS 144.  The restructuring charges were recorded in “other operating expense.”

During the remainder of fiscal 2009, the Company expects to record approximately $0.6 million of additional restructuring charges associated with one-time employee termination benefit costs and lease and other contract terminations costs.  The Company will continue to evaluate the global macroeconomic environment and consider any appropriate actions over the next several quarters.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.        STRATEGIC RESTRUCTURING (continued)

Fiscal 2009 restructuring plan to reduce investment in wireless systems

In the first quarter of fiscal 2009, the Company initiated a restructuring to reduce its investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities.  Additionally, the Company has consolidated its production test facilities in an effort to reduce cycle time, better serve its customer base and improve its overall profitability.

As part of this restructuring, the Company reduced its global workforce by approximately 10 percent.  The Company has recorded restructuring charges of approximately $4.7 million and $48.4 million for the three- and nine-months ended December 27, 2008, respectively, related to one-time employee termination benefits, impaired assets (including property and equipment and leasehold improvements) and lease and other contract termination costs.  The fair value of the impaired assets was estimated based on quoted market prices of similar assets.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company has $3.5 million of property and equipment that is classified as held-for-sale in accordance with SFAS 144, as of December 27, 2008.  These assets are being actively marketed and are expected to be sold within one year.

During the remainder of fiscal 2009, the Company expects to record approximately $0.3 million of additional restructuring charges associated with lease and other contract terminations.  As of December 27, 2008, the restructuring is substantially completed, with additional on-going expenses for exited leased facilities.

The following table summarizes the restructuring activity during the nine months ended December 27, 2008 (in thousands):

Accrued restructuring balance as of March 29, 2008	$-
Costs incurred and charged to expense	101,655
Cash payments for one-time employee termination benefit costs	(8,393)
Cash payments for lease and other contract terminations	(6,117)
Non-cash settlement for one-time employee termination benefit costs	(97)
Non-cash settlement for asset impairments	(71,384)
Non-cash settlement for lease and other contract termination costs	(1,849)
Accrued restructuring balance as of December 27, 2008	$13,815

The Company has incurred and expects to incur the following restructuring charges during the remainder of fiscal 2009 and thereafter (in thousands):

	Three Months Ended December 27, 2008	Nine Months Ended December 27, 2008	Remainder of Fiscal 2009	Thereafter	Total
One-time employee termination benefit costs	$1,106	$9,335	$566	$-	$9,901
Asset impairments	46,803	71,384	-	-	71,384
Lease and other contract termination costs	10,062	20,936	350	10,805	32,091
Total restructuring charges	$57,971	$101,655	$916	$10,805	$113,376

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.        BUSINESS ACQUISITIONS

Universal Microwave Corporation

On April 26, 2008, the Company acquired Universal Microwave Corporation (“UMC”) for approximately $24.1 million in cash including transaction costs of $0.9 million.  UMC designs and manufactures high performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets.  The acquisition of UMC furthers the Company’s diversification strategy.

The total purchase price of $24.1 million was preliminarily allocated to assets acquired of $16.7 million (including identifiable intangible assets of $10.4 million) and liabilities assumed of $5.3 million (based on their fair values as determined by the Company as of April 26, 2008), and resulted in goodwill of $12.8 million.

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

UMC’s results of operations are included in the Company’s income statement for the period of April 26, 2008 through December 27, 2008.  The results of UMC are not significant to the overall results of the Company.

The in-process research and development with no alternative future use that we acquired from UMC ($1.4 million) was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations.”

Filtronic Compound Semiconductors Limited

During the fourth quarter of fiscal 2008, the Company completed its acquisition of Filtronic, a wholly owned subsidiary of Filtronic PLC.  The acquisition price included the purchase of Filtronic’s six-inch GaAs wafer fabrication facility ("fab") at Newton Aycliffe, United Kingdom, and the purchase of Filtronic’s millimeter wave RF semiconductor business.

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

Under the terms of the acquisition transaction, Filtronic was required as of February 28, 2008 to have a certain amount of minimum working capital.  Filtronic’s working capital fell below the required working capital threshold, and as a result, Filtronic refunded $3.6 million of the original purchase price of $26.3 million (which includes transaction costs of $1.4 million) to the Company during the first quarter of fiscal 2009.

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

The total purchase price was approximately $880.7 million and consisted of cash consideration of $293.2 million, approximately 95.6 million equity securities valued at $577.4 million, which includes common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $10.1 million in transaction costs.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.        FAIR VALUE OF FINANCIAL INSTRUMENTS

On a quarterly basis, the Company measures the fair value of its marketable securities and trading securities, which are comprised of government-sponsored enterprise securities, corporate debt securities, auction rate securities, and commercial paper.  Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on our consolidated balance sheet and are recorded at fair value and the related unrealized gains and losses are included in accumulated other comprehensive (loss) income, a component of shareholders’ equity, net of tax. Trading securities are included in long-term investments with the related unrealized gains and losses recorded in earnings.  SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

•         Level 1 — Quoted prices for identical instruments in active markets;

•         Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•         Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of December 27, 2008 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Government-sponsored enterprises	$98,431	$98,431	$-	$-
Corporate debt securities	1,699	1,699	-	-
Auction rate securities	19,343	-	2,200	17,143
Put option	3,357	-	-	3,357
Commercial paper	75,729	75,729	-	-
	$198,559	$175,859	$2,200	$20,500

During the three months ended December 27, 2008, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

Level 3 balance at September 27, 2008	$18,759
Total gains or losses (realized/unrealized) included in earnings:
Auction rate securities	(1,616)
Put option	3,357
Level 3 balance at December 27, 2008	$20,500

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.        FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

During the nine months ended December 27, 2008, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

Level 3 balance at March 29, 2008	$19,536
Total gains or losses (realized/unrealized) included in earnings:
Auction rate securities	(2,393)
Put option	3,357
Level 3 balance at December 27, 2008	$20,500

Auction rate securities (“ARS”) are debt instruments with interest rates that reset through periodic short-term auctions.  The Company’s Level 3 ARS and related put option, which totaled $17.1 million and $3.4 million at December 27, 2008, respectively, consisted of AAA rated securities issued primarily by student loan corporations which are municipalities of various U.S. state governments.  The student loans backing these securities fall under the Federal Family Education Loan Program (“FFELP”), which is supported and guaranteed by the United States Department of Education.  The Company’s auction rate securities have contractual maturities of 20 to 37 years.

The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities.  If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates.  When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.  Given the liquidity issues, fair value could not be estimated based on observable market prices and as such, the Company estimated the fair values of its student loan ARS with the assistance of a third party investment advisor using a discounted cash flow model as of December 27, 2008.  The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

Based on the uncertainty of the short-term liquidity of the student loan ARS as of December 27, 2008, the Company did not classify its investments in student loan ARS at that date as short-term investments.  Although the Company’s ability to access these funds in the near term has been affected, based on information currently available, the Company has the ability and intent to hold these investments and does not believe that any of these securities are other-than-temporarily impaired.  If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, the Company would be required to adjust the carrying value of the investment through an impairment charge.

In August 2008, the securities firm from which the Company purchased all of its level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain of its clients holding ARS.  In accordance with this settlement, the securities firm has agreed to offer the Company the right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  In addition, the securities firm has agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding level 3 ARS pending the securities firm’s purchase of the Company’s ARS.  In November 2008, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its level 3 ARS.  The rights entered into under this settlement agreement are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option and recorded at fair value. The Company elected fair value accounting under SFAS 159 in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The acceptance of the option and initial election of fair value led to a $3.4 million gain included in “other income” with the put option asset recorded in “other non-current assets.”  As a result of this settlement agreement, the ARS previously reported as available-for-sale have been transferred to trading securities and continue to be classified as long-term investments.   As a result of this transfer into the trading securities classification, $3.4 million in unrealized losses were reclassified into realized losses which are also recorded in other income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals.  Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements.  Our business is subject to numerous risks and uncertainties, including the following:

•         The rate of growth and development of wireless markets;

•         The risk that variability in consumer, enterprise, infrastructure and government spending resulting from negative global macroeconomic conditions could materially impact the demand for our products;

•         The inability of certain of our customers to access their traditional sources of credit to finance the purchase of products from us, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•         The risk that certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support for us;

•         Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations;

•         The risks associated with the planned exit from our wireless systems business, including cellular transceivers and
   GPS solutions;

•         The risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•         Our ability to execute on our plans to consolidate or relocate manufacturing operations;

•         The risk that the actual amount of our non-cash impairment charges may vary from estimates;

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

•         Our reliance on the methods, estimates and judgments that we use in applying our critical accounting policies and estimates;

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

OVERVIEW

The following Management's Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of RF Micro Devices, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and accompanying notes.

We are a global leader in the design and manufacture of high-performance semiconductor components.  Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), CATV/broadband and aerospace and defense markets.  We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise and we are a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers.  We believe our company is the world’s largest manufacturer of compound semiconductors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

THIRD QUARTER FISCAL 2009 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue decreased by 24.7% as compared to the corresponding quarter of fiscal 2008, primarily due to lower demand for our products attributable primarily to the overall global economic slowdown.

• Operating loss was $754.0 million for the third quarter of fiscal 2009 as compared to an operating loss of $24.4 million for the corresponding quarter of fiscal 2008.  As a result of lower current and forecasted demand for our products attributable primarily to the overall global economic slowdown, we recorded an impairment charge of $673.0 million to goodwill and intangibles, tangible asset impairments of $46.1 million and a $6.6 million charge related to our exit from a leased facility during the third quarter of fiscal 2009.  In addition, we recorded restructuring expenses of approximately $4.7 million during the third quarter of fiscal 2009 as a result of the restructuring initiated in the first quarter of fiscal 2009 to reduce investments in wireless systems.

• Gross margin for the quarter was 19.0% as compared to 26.2% in the corresponding quarter of fiscal 2008.  This decrease was primarily due to an increase in amortization expense related to acquired intangibles, a $25.9 million increase in inventory reserves as well as lower factory utilization rates resulting from lower current and forecasted demand for our products attributable primarily to the overall global economic slowdown.  These decreases were partially offset by a decrease in amortization for inventory step-up related to our acquisition of Sirenza and a shift in product mix to higher margin products and license fee revenue.

• Cash flow from operations was $45.8 million for the three months ended December 27, 2008.

• Capital expenditures totaled $5.6 million for the three months ended December 27, 2008 as compared to $42.6 million in the corresponding period of fiscal 2008.

• Inventory totaled $151.3 million at December 27, 2008, reflecting total inventory reserves of $50.3 million.  Inventory reserves increased approximately $25.9 million in the third quarter of fiscal 2009 as a result of the significant reduction in current and forecasted demand for our products, attributable primarily to the overall global economic slowdown.

• Other income included a gain of approximately $10.7 million in the third quarter of fiscal 2009 as a result of  our repurchase of $33.2 million par value convertible subordinated notes due 2010 and 2014.

The following table presents a summary of our results of operations for the three- and nine-months ended December 27, 2008 and December 29, 2007:

	Three Months Ended
(In thousands, except percentages)	December 27, 2008	% of Revenue	December 29, 2007	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$202,025	100.0%	$268,182	100.0%	$(66,157)	(24.7)%
Cost of goods sold	163,613	81.0	197,872	73.8	(34,259)	(17.3)
Research and development	38,617	19.1	53,921	20.1	(15,304)	(28.4)
Marketing and selling	15,511	7.7	14,371	5.4	1,140	7.9
General and administrative	10,613	5.2	11,015	4.1	(402)	(3.6)
Other operating expense	727,697	360.2	15,419	5.7	712,278	4,619.5
Operating loss	$(754,026)	(373.2)%	$(24,416)	(9.1)%	(729,610)	(2,988.3)

	Nine Months Ended
(In thousands, except percentages)	December 27, 2008	% of Revenue	December 29, 2007	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$714,186	100.0%	$735,626	100.0%	$(21,440)	(2.9)%
Cost of goods sold	526,676	73.7	516,353	70.2	10,323	2.0
Research and development	135,034	18.9	150,421	20.5	(15,387)	(10.2)
Marketing and selling	51,186	7.2	39,513	5.4	11,673	29.5
General and administrative	39,453	5.5	29,620	4.0	9,833	33.2
Other operating expense	774,611	108.5	17,788	2.4	756,823	4,254.7
Operating loss	$(812,774)	(113.8)%	$(18,069)	(2.5)%	(794,705)	4,398.2

REVENUE

Our revenue decreased during the three- and nine-months ended December 27, 2008, as compared to the corresponding periods of fiscal 2008, primarily due to lower demand for our products attributable primarily to the overall global economic slowdown.

International shipments (based on the "bill to" address of the customer) were $165.4 million and accounted for 81.9% of revenue for the three months ended December 27, 2008, compared to $243.2 million and 90.7% of revenue for the three months ended December 29, 2007.  For the nine months ended December 27, 2008, international shipments were $575.2 million, or 80.5% of revenue, compared to $664.4 million, or 90.3% of revenue, for the nine months ended December 29, 2007.

OPERATING LOSS

We experienced operating losses of approximately $754.0 million and $812.8 million for the three- and nine-months ended December 27, 2008, respectively.  As a result of the lower current and forecasted demand for our products attributable primarily to the overall global economic slowdown, we recorded an impairment charge of $673.0 million to goodwill and other intangibles, tangible asset impairments of $46.1 million and a $6.6 million charge related to our exit from a leased facility during the third quarter of fiscal 2009.  In addition, we recorded restructuring expenses of approximately $4.7 million during the third quarter of fiscal 2009 as a result of the restructuring  initiated in the first quarter of fiscal 2009 to reduce investments in wireless systems.

Our operating losses of approximately $24.4 million and $18.1 million for the three- and nine-months ended December 29, 2007, respectively, were attributable to increased expenses associated with the acquisition of Sirenza on November 13, 2007, including the $13.9 million charge to “other operating expense” related to the in-process research and development with no alternative future use.

Cost of Goods Sold

Our cost of goods sold for the three months ended December 27, 2008 decreased $34.3 million as compared to the corresponding period of fiscal 2008 due to decreased revenue, and increased to 81.0% of revenue as compared to 73.7% for the corresponding period of fiscal 2008.  The increase in cost of goods sold as a percentage of revenue was directly attributable to the increase in amortization expense related to acquired intangibles and a $25.9 million increase in inventory reserves as well as the lower factory utilization rates that resulted from the lower current and forecasted demand for our products attributable primarily to the overall global economic slowdown.  These increases were partially offset by a decrease in amortization expense for inventory step-up related to our acquisition of Sirenza and a shift in product mix to higher margin products in the third quarter of fiscal 2009.

Our cost of goods sold for the nine months ended December 27, 2008 increased primarily due to the amortization of acquired intangibles and the increase in inventory reserves.  The increase in amortization expense of acquired intangibles resulted from our recent acquisitions of Sirenza in the third quarter of fiscal 2008, Filtronic in the fourth quarter of fiscal 2008, and UMC in the first quarter of fiscal 2009.  The increase in the inventory reserves resulted from the lower current and forecasted demand for our products attributable primarily to the overall global economic slowdown.

Research and Development

The decrease in research and development expenses for the three- and nine-months ended December 27, 2008 was primarily a result of the restructuring initiated in the first quarter of fiscal 2009 to reduce investments in wireless systems.

Marketing and Selling

The increase in marketing and selling expenses for the three- and nine-months ended December 27, 2008 was primarily due to an increase in intangible amortization related to acquired customer relationships from Sirenza as well as an increase in headcount and related personnel expenses, which was attributable in part to our recent acquisitions.

General and Administrative

The increase in general and administrative expenses for the three- and nine-months ended December 27, 2008 was due to an increase in headcount and related personnel expenses attributable in part to both our recent acquisitions and an increase in share-based compensation expense.

Other Operating Expense

Goodwill Impairment

As a result of an interim impairment review, we subsequently concluded that as of November 22, 2008, the fair value of both of our reporting units was below their respective carrying values.  As such, we began a preliminary step-two analysis in accordance with SFAS 142.  Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, the step-two analysis has not been completed.  Based on the work performed and in accordance with paragraph 22 of SFAS 142, we recorded an estimated goodwill impairment charge in the amount of $609.0 million in “other operating expense” in the condensed consolidated statements of operations for the three- and nine-month periods ended December 27, 2008.  We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2009.  Material adjustments to the goodwill impairment charge could be made when the goodwill impairment test is completed.  Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter ending March 28, 2009 (see Note 7 to the Condensed Consolidated Financial Statements).

Intangible Assets

We performed an impairment analysis of our finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets and it was determined that an impairment indicator was present.   As a result of the impairment indicator, we were required to determine the fair value of our finite-lived intangible assets and compare the fair value to the carrying value.  The value of acquired developed technology was determined by discounting forecasted cash flow directly related to the developed technology, net of returns on contributory assets.  The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship.  These forecasted cash flows are discounted to present value using an appropriate discount rate.  As a result, the carrying value exceeded the fair value and we recorded impairments of $31.9 million related to developed technology and $32.2 million related to customer relationships.  The impairment charges were recorded in “other operating expense” in the condensed consolidated statements of operations for the three- and nine-month periods ended December 27, 2008 (see Note 7 to the Condensed Consolidated Financial Statements).

Restructuring and Impairment of Property and Equipment

In the third quarter of fiscal 2009, we initiated a restructuring to reduce our manufacturing capacities and costs due to lower demand for our products in the quarter as well as lower forecasted demand attributable primarily to the overall global economic slowdown.  The restructuring will decrease our workforce in our fabrication facilities and impair certain related fabrication assets.  As a result of these restructuring activities, we recorded $53.3 million of expenses for the three- and nine-month periods ended December 27, 2008 (see Note 10 to the condensed Consolidated Financial Statements).

In the first quarter of fiscal 2009, we initiated a restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our RF component opportunities.  Additionally, we have consolidated our production test facilities in an effort to reduce cycle time, better serve our customer base and improve our overall profitability.  As a result of these restructuring activities, we recorded $4.7 million and $48.4 million of expenses for the three- and nine-month periods ended December 27, 2008, respectively (see Note 10 to the Condensed Consolidated Financial Statements).

Other

In the third quarter of fiscal 2009, we recorded $3.5 million in “other operating expense” for the sale of patents related to certain of our products.  In addition, in the first quarter of fiscal 2009 we recorded $1.4 million in expenses related to the in-process research and development with no alternative future use that we acquired from UMC to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations” (see Note 11 to the Condensed Consolidated Financial Statements).

In the third quarter of fiscal 2008, in-process research and development with no alternative future use that we acquired from Sirenza ($13.9 million) was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations.”

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007

Interest expense	$(2,501)	$(2,639)	$(7,765)	$(7,625)
Interest income	943	6,955	4,329	24,754
Gain on the retirement of convertible subordinated notes	10,667	-	10,667	-
Other (expense) income	(5,294)	1,654	(3,783)	2,282
Income tax (expense) benefit	(63,132)	3,369	(39,919)	21,645

Interest Expense
Interest expense remained relatively consistent for the three- and nine-month periods ended December 27, 2008 as compared to the three- and nine-month periods ended December 29, 2007.

Interest Income
Interest income decreased primarily because of the decrease in cash, cash equivalents and investment balances.  During the first nine months of fiscal 2008, interest income was higher due to the increase in cash, cash equivalents and investment balances that resulted from the issuance of the two series of convertible subordinated notes for which we received proceeds totaling $366.2 million.  A portion of these proceeds were subsequently used during the third quarter of fiscal 2008 for the purchase of Sirenza.  In addition, interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates.

Gain on the retirement of convertible subordinated notes

In the third quarter of fiscal 2009 we repurchased $33.2 million par value convertible subordinated notes due 2010 and 2014, which resulted in a gain of approximately $10.7 million.

Other Income

The decrease in other income is primarily related to foreign currency exchange rate impact on our denominated Euro and Sterling accounts as the rates weakened against the U.S. dollar.

Income Taxes

In accordance with APB Opinion No. 28, “Interim Financial Reporting,” our provision for income taxes for the reporting periods ended December 27, 2008 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting periods ended December 29, 2007, in accordance with paragraph 13 of FASB interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we computed our provision for income taxes limiting the tax benefit recognized to the amount determined by treating our year-to-date “ordinary” loss as the anticipated “ordinary” loss for the fiscal year.  We applied this provision as the year-to-date “ordinary” loss exceeded the anticipated “ordinary” loss for the fiscal year.

In accordance with FASB Statement 109, “Accounting for Income Taxes,” as of the end of the reporting period ended December 27, 2008 the Company evaluated the realizability of its deferred tax assets and increased the valuation reserves for the deferred tax assets in the United Kingdom, China, and the United States.  This increase in the deferred tax asset valuation reserves was made after management determined that it is “more likely than not” that those deferred tax assets will not be realized.  The increase in valuation reserve for deferred tax assets resulted in a non-cash expense during the three- and nine-month periods ended December 27, 2008.

Income tax expense for the three months ended December 27, 2008 was $63.1 million, which is comprised primarily of a tax expense related to domestic and international operations, and a tax expense related to an increase in the United States, the United Kingdom, and the China deferred tax asset valuation reserves.  Income tax expense for the nine months ended December 27, 2008 was $39.9 million, which is comprised primarily of a tax benefit related to domestic operations, offset by a tax expense related to international operations, and a tax expense related to an increase in the United States, the United Kingdom, and the China deferred tax asset valuation reserves.  Income tax benefit for the three months ended December 29, 2007 was $3.4 million, comprised primarily of a tax benefit related to an increase in federal income tax credits and a tax benefit related to international and domestic operations.  Income tax benefit for the nine months ended December 29, 2007 was $21.6 million, which is comprised primarily of a tax benefit related to a reduction in the federal and state deferred tax asset valuation reserve, tax benefit from the revaluation of China related deferred tax assets, tax expense related to an Internal Revenue Service examination, and tax expense related to income taxes on international and domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses.  As of December 27, 2008, we had working capital of approximately $405.7 million, including $145.4 million in cash and cash equivalents, compared to working capital at December 29, 2007 of $639.6 million, including $195.2 million in cash and cash equivalents.  The decrease in working capital of $233.9 million as of December 27, 2008, as compared to December 29, 2007, was primarily due to the total cash paid of approximately $46.2 million for the acquisitions of Filtronic and UMC and repurchases of shares of our common stock valued at approximately $98.7 million during the fourth quarter of fiscal 2008, as well as total cash paid of approximately $22.2 million for the retirement of a portion of our convertible subordinated notes in the third quarter of fiscal 2009.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions that provide capital, as well as on our customers and suppliers that depend on borrowing such capital to fund their liquidity requirements.  Because we rely primarily on cash on hand and cash generated from operations to fund our business (as opposed to revolving credit or similar borrowing facilities), our liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted during the fourth quarter of fiscal 2009.  Our management plans to continue to closely monitor our liquidity and developments in the credit markets.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 27, 2008 generated cash of $82.5 million, compared to $99.0 million for the nine months ended December 29, 2007.  During the third quarter of fiscal 2009, we experienced lower demand for our products attributable primarily to the overall global economic slowdown.  We are reducing our inventory levels by slowing down production and decreasing our purchases of raw materials in response to the lower demand for our products in the third quarter of fiscal 2009 as well as lower forecasted demand.  In addition, our accounts receivable collections have remained consistent with prior quarters and have not been materially impacted by the global economic slowdown.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 27, 2008 was $42.8 million compared to net cash used in investing activities of $512.8 million for the nine months ended December 29, 2007.  During the third quarter of fiscal 2008, we purchased Sirenza for approximately $880.7 million of which cash consideration approximated $258.0 million (net of cash acquired) and we had higher investing activities related to the proceeds received from our convertible debt offering in April 2007.  In addition, our capital expenditures totaled $42.2 million for the nine months ended December 27, 2008 compared to $88.5 million for the nine months ended December 29, 2007.  During the first quarter of fiscal 2009, we completed the acquisition of UMC for $23.5 million, net of cash acquired.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS 157").  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value and establishes a framework for measuring fair value.  SFAS 157 specifies a hierarchy of valuation techniques used to measure fair market value based on whether the inputs to those valuation techniques are observable or unobservable.  This hierarchy requires the company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.  Level 1 valuations are comprised of quoted prices for identical instruments in active markets.  Level 2 valuations are comprised of quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.  Level 3 valuations are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We have level 3 auction rate securities (ARS), which are debt instruments with interest rates that reset through periodic short-term auctions.  Our level 3 ARS and related put option totaled $17.1 million and $3.4 million measured at fair value at December 27, 2008, respectively.  Our ARS consisted of AAA rated securities issued primarily by student loan corporations which are agencies of various U.S. state governments.  The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP) which is supported and guaranteed by the United States Department of Education.  Our ARS have contractual maturities of 20 to 37 years.

In August 2008, the securities firm from which we purchased all of our level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which it agreed to restore liquidity to certain of its clients holding ARS.  In accordance with this settlement, the securities firm has agreed to offer us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  In addition, the securities firm has agreed to provide us with a “no net cost” credit line of up to 75% of the market value of our outstanding level 3 ARS pending the securities firm’s purchase of our ARS.  In November 2008, we accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of our level 3 ARS.  The rights entered into under this settlement agreement are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option and recorded at fair value.  We elected fair value accounting under SFAS 159 in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  The acceptance of the option and initial election of fair value led to a $3.4 million gain included in “other income” with the put option asset recorded in “other non-current assets.”  As a result of this settlement agreement, the ARS previously reported as available-for-sale have been transferred to trading securities and continue to be classified as long-term investments pledged as collateral for a secured credit line.  As a result of this transfer into the trading securities classification, $3.4 million in unrealized losses were reclassified into realized losses which are also recorded in other income.

Cash Flows from Financing Activities

Net cash used in financing activities was $22.7 million for the nine months ended December 27, 2008, compared to net cash provided by financing activities of $379.1 million for the nine months ended December 29, 2007.  This decrease is primarily due to higher financing activities in the first quarter of fiscal 2008 related to the private placement of convertible subordinated notes.  In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014.  The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.

In the third quarter of fiscal 2009, we repurchased $33.2 million par value convertible subordinated notes due 2010 and 2014 for approximately $22.2 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of December 27, 2008, the outstanding balance of this loan totaled approximately $14.9 million.

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

Convertible Debt  During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of December 27, 2008 and December 29, 2007, the 0.75% convertible notes had a fair value of $124.0 million and $191.5, respectively. The 1.00% convertible notes had a fair value of $52.3 million (excluding the notes that were repurchased in the third quarter of fiscal 2009) and $159.3 million at December 27, 2008 and December 29, 2007, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of December 27, 2008 and December 29, 2007, the 1.50% convertible subordinated notes had a fair value of $169.9 million (excluding the notes that were repurchased in the third quarter of fiscal 2009) and $229.2 million, respectively.

In the third quarter of fiscal 2009, we repurchased $23.0 million par value convertible subordinated notes due 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million.  In the third quarter of fiscal 2009, we also repurchased $10.2 million par value convertible subordinated notes due 2014 at an average price of $31.17, which resulted in a gain of approximately $6.9 million.

We may from time to time seek to retire or purchase additional amounts of our outstanding convertible notes through cash purchases or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.

Auction Rate Security Credit Line During January 2009, we entered into a credit line agreement with the securities firm that holds our level 3 ARS.  Pursuant to the terms and conditions of the credit line agreement we may borrow up to 75% of the market value of our outstanding level 3 ARS.  The agreement provides us with a “no net cost” credit line, which means that the interest that we pay on the credit line obligation will not exceed the interest that we receive on our level 3 ARS, which are pledged as collateral for this loan.  On January 27, 2009 we borrowed 75% of the market value of our level 3 ARS (see Note 12 to the Condensed Consolidated Financial Statements).

Contractual Obligations The following table summarizes our convertible debt obligations as of December 27, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible debt (including interest)	$592,315	$6,253	$216,401	$204,046	$165,615

Capital Commitments At December 27, 2008, we had short-term capital commitments of approximately $3.5 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our April 2007 convertible note offering, our fiscal 2004 note offering and our $25.0 million equipment term loan, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  However, if current economic conditions or other factors continue to materially impact demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.

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

Other  During fiscal 2007, we received a notification from a customer with respect to a failure in the field of one of our products due to an alleged defect in the products.  As a result, we recorded an estimate of $1.5 million in current liabilities as of March 29, 2008 for the cost to replace these defective products.  During the third quarter of fiscal 2009, we settled this claim with the customer for approximately $1.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk related to our investment portfolio.  Due to the recent volatility of the financial markets, we have adopted a more conservative investment strategy, and are investing in lower risk and consequently lower interest bearing investments.  For an in-depth discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.   RISK FACTORS

As of the date of this filing, the Company continues to be subject to the risk factors previously disclosed under “Risk Factors” in our 2008 Annual Report on Form 10‑K and subsequent reports that we have filed with the Securities and Exchange Commission, as well as the following risk factors:

Our operating results may be adversely impacted by the inability of certain of our customers to access their traditional sources of credit to finance the purchase of products from us, which could lead them to reduce their level of purchases or seek credit or other accommodations from us.

The inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours.  For example, if our customers do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products and/or we may be at risk for any trade credit we have extended to them, due to their inability to repay us.  This risk may increase if the general economic downturn materially impacts significant customers or a large number of our other customers and they are not able to adequately manage their business risks or do not properly disclose their financial condition to us.

Certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support for us.

We may experience significant disruption or termination of the supply of some of our component parts or incur significant increases in the costs of component parts that we obtain from suppliers due to the current difficult economic environment and tight credit market.  Such disruptions, terminations or cost increases could result in an adverse impact on our business, operating results and financial condition.

The actual amount of our non-cash impairment charges may vary from estimates, which could have a material adverse impact on our financial condition and results of operations.

We recorded estimated impairment charges to goodwill and intangible assets during the third quarter of fiscal 2009, based on a preliminary step-two analysis.  In determining the fair value of goodwill and intangible assets in connection with our impairment analysis, we considered various factors including our estimates of future market growth and trends, forecasted revenue and costs, market capitalization, discount rates, expected periods over which our assets will be utilized and other variables.  We based our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain.  If economic conditions or other circumstances influencing the estimate of future cash flows or fair value change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.

ITEM 5.  OTHER INFORMATION

On January 19, 2009, RF Micro Devices, Inc. (the “Company”) determined that it would record an estimated non-cash charge of up to $700 million to reflect an impairment of its goodwill and intangible assets, record a non-cash charge of approximately $40-$50 million to reflect an impairment of its property and equipment, and increase its inventory reserve by approximately $24 million in the Company’s fiscal third quarter ended December 27, 2008.  The Company subsequently disclosed such information in a timely filed Current Report on Form 8-K under the heading “Item 2.06. Material Impairments.”

In conjunction with the preparation of its financial statements for the quarter ended December 27, 2008, the Company subsequently determined that it would be appropriate to include the previously disclosed non-cash charges for certain property and equipment as part of a restructuring related to the Company’s decision to close and consolidate certain fabrication facilities and to reduce its associated workforce due to lower current and forecasted demand for the Company’s products attributable primarily to the global economic slowdown.  As a result, the Company anticipates that it will record total charges of approximately $59.6 million consisting of:  (i) one-time employee termination benefits of $1.2 million; (ii) charges for impaired assets (including property and equipment and leasehold improvements) of $46.1 million; and (iii) lease and other contract termination costs of $12.3 million.  With respect to the total charges expected to be incurred pursuant to the restructuring, approximately $46.1 million relates to non-cash charges, approximately $0.3 million relates to cash expenditures during the third quarter of fiscal 2009, and approximately $13.2 million relates to future cash expenditures related to lease terminations and one-time employee benefits.

The Company recorded restructuring charges of approximately $53.3 million during the period ended December 27, 2008 and expects to incur an additional $0.6 million in charges during the Company’s fourth quarter of fiscal 2009.  The Company will continue to evaluate the global macroeconomic environment and determine appropriate actions over the next several quarters.

ITEM 6.  EXHIBITS

10.1

Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and  Robert A. Bruggeworth, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RF Micro Devices, Inc. on November 14, 2008*

10.2	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth*

10.3	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church*

10.4	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston*

10.5	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Jerry D. Neal*

10.6	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr.*

10.7	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy*

10.8	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson*

10.9	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert Van Buskirk *

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
Date: February 5, 2009
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: February 5, 2009
/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1

Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and  Robert A. Bruggeworth, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RF Micro Devices, Inc. on November 14, 2008*

10.2	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth*

10.3	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church*

10.4	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston*

10.5	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Jerry D. Neal*

10.6	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr.*

10.7	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy*

10.8	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson*

10.9	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert Van Buskirk *

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

