Form 10-K
period 2009-03-28
RF MICRO DEVICES INC
filed 2009-05-27
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22511
RF Micro Devices, Inc.
(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-1733461 (I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina (Address of principal executive offices)	27409-9421 (Zip Code)
(336) 664-1233
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value (Preferred Share Purchase Rights are attached to and trade with the Common Stock	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
Preferred Share Purchase Rights (attached to and trade with the Common Stock)
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $817,954,800 as of September 27, 2008. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 265,820,535 shares of the registrant’s common stock outstanding as of May 15, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2009 annual meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 28, 2009.

RF MICRO DEVICES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 28, 2009

Forward-Looking Information
This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2009, 2008 and 2007 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.
Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.
ITEM 1. BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductors. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), cable television (CATV)/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which we access through both internal and external resources. We are the world’s largest manufacturer of gallium arsenide (GaAs)-based compound semiconductors. We access silicon, silicon germanium (SiGe) and other technologies through leading foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.
In fiscal 2009, our Cellular Products Group (CPG) supplied essentially all of the leading handset original equipment manufacturers (OEMs) and original design manufacturers (ODMs). Our customers include Nokia Corporation, Samsung Electronics Co., Ltd., Motorola, Inc., Huawei Technologies Co., Ltd., Sony Ericsson Mobile Communications and LG Electronics, Inc. We collaborate with leading baseband manufacturers in the design of our CPG products, as their reference designs are utilized by both OEMs and ODMs.
Through our Multi-Market Products Group (MPG) we supply a broad portfolio of RF components that are used in over 30 end-markets. Some of the larger markets include mobile wireless infrastructure networks, WLAN, fixed wireless networks and broadband wireline applications such as coaxial cable and fiber optic networks and CATV set-top boxes. We also supply components to consumer-oriented end markets, including antennae and receivers for satellite radio, tuner-related integrated circuits (ICs) for high definition televisions, and transceiver ICs for use in digital cordless telephones, handsets, wireless speakers, cordless headsets and other personal electronic appliances. Our aerospace and defense (A&D) products include RF components for government, military, avionics, space and homeland security systems. Our MPG serves a very broad and highly diversified set of customers located throughout the world.

During fiscal 2008, we completed two strategic acquisitions. In the third quarter of fiscal 2008, we acquired Sirenza Microdevices, Inc. (Sirenza), which has helped us transition into a highly diversified RF company. In the fourth quarter of fiscal 2008, we acquired Filtronic Compound Semiconductors, Limited (Filtronic) to reduce our GaAs pseudomorphic high electron mobility transistor (pHEMT) sourcing costs, increase our GaAs capacity (with the addition of a high-volume, state-of-the-art GaAs wafer fabrication facility), reduce our capital expenditures, and expand our product portfolio of multi-market products. In early fiscal 2009, we completed the acquisition of Universal Microwave Corporation (UMC). UMC designs and manufactures high-performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets. The acquisitions of Sirenza, Filtronic and UMC further our diversification strategy.
In the first half of fiscal 2009, we announced a strategic restructuring that leverages our leadership in RF components and compound semiconductors. As part of the restructuring, we reduced or eliminated our investments in wireless systems, including cellular transceivers and global positioning systems (GPS) solutions. Further, we announced we would focus on our RF component and compound semiconductor opportunities, including our cellular front ends and other components in CPG and our expanding portfolio of RF components in MPG. We are fully supporting cellular transceivers already in production, and we currently anticipate generating revenue from our cellular transceiver business through fiscal 2011.
In the second half of fiscal 2009, we initiated a separate restructuring to reduce manufacturing capacity and costs and operating expenses, due primarily to lower demand for our products resulting from the global economic slowdown. As part of the restructuring, we decreased our workforce, impaired certain property and equipment and reduced our fixed manufacturing and operating expenses.
The restructuring activities implemented in fiscal 2009 were designed to enable us to deliver sustainable financial results and substantially higher profitability. We currently anticipate annualized manufacturing costs and operating expenses will be reduced by approximately $140.0 million in fiscal 2010 as a result of the fiscal 2009 restructurings.
Industry Overview
Our business is diversified across multiple industries. The handset market is our largest and is characterized by large unit volumes. Industry analysts expect a decline in our handset end-market in calendar year 2009, with modest growth returning the following year. In the handset market, we believe certain segments are positioned for growth in calendar year 2009, including smartphones and handsets manufactured in China.
Emerging markets continue to drive handset industry growth, as first-time consumers purchase entry-level handsets and existing customers purchase replacement handsets. At the same time, the handset market continues to transition to the next-generation 3G air interface standard. The 3G standard is expected to grow in calendar year 2009 and some industry analysts forecast 4G infrastructure deployments will begin late in calendar year 2009. Because 3G and 4G systems must be backward compatible with earlier systems and because they must operate across multiple frequency bands, these standards are expected to drive significant increases in RF complexity and content. As a result, the total available market (TAM) associated with these next-generation RF components, as measured in dollars, is expected to grow faster than the overall handset market.
The growth drivers for 3G systems include increased consumer demand for high data rate applications, such as videos and pictures, which can be created and uploaded using high data rate 3G handsets. Similarly, WLAN functionality, also known as wireless fidelity (WiFi), is being added to handsets to accommodate this demand. Growth drivers also include anticipated 3G deployments in China and India, which are the two largest countries as measured by cellular handset subscribers. Future growth drivers are expected to include additional next-generation, high data rate systems, such as 4G and Worldwide Interoperability for Microwave Access (WiMAX).
In addition to cellular handsets, the increased demand for high data rate applications is favorably impacting other RFMD markets. For example, as cellular networks carry increasing data traffic loads, there is an associated need for more, and faster, wireless backhaul systems, which connect cellular base stations with switching centers. The CATV infrastructure market is also expected to benefit from increased consumer data usage, primarily through high definition television (HDTV), as well as internet protocol television (IPTV), voice over internet protocol (VoIP) and increases in internet traffic. However, this is expected to be offset in the near-term by reduced capital expenditure spending by the cable operators driven primarily by the slowing housing market and general economic conditions in North America.

In the markets we serve, we see an increasing opportunity to leverage our core capabilities in RF components and compound semiconductors to provide our customers with more highly integrated, higher value solutions. The end-market applications we enable are increasing in complexity, and therefore RF content, and this is expanding the size of the total market we currently address. At the same time, we are targeting a greater number of applications and market opportunities as we leverage CPG’s competitive advantages into new MPG markets. Finally, in the majority of our markets, our customers continue to require greater levels of functionality at similar or lower costs, which continues to favor the RF component suppliers with scale manufacturing, advanced module manufacturing capabilities and deep systems-level integration expertise.
Strategy
We are a leading supplier of RF components and the world’s largest manufacturer of compound semiconductors. We operate two synergistic product groups, CPG and MPG, both of which focus on RF components with a strong emphasis on compound semiconductor technology. Our goal is to extend and leverage our leadership in RF components and compound semiconductors into multiple markets.
CPG is focused on high-volume cellular front ends and other cellular components. The TAM for cellular components is approximately $2.3 billion and we currently expect it to grow to approximately $3.5 billion in the next five years.
Multiple factors support the projected growth in the cellular components TAM. First, the unit volume of cellular handsets is expected to grow over the next five years, increasing the required number of front end components. Second, cellular handsets continue to adopt front end components called transmit modules, which integrate both the GaAs heterojunction bipolar transistor (HBT) power amplifier (PA) and the GaAs pHEMT switch. Third, the growth rate of 3G multi-mode handsets is exceeding the combined rate of growth of all handsets. These multi-mode handsets are more complex and require more cellular RF components representing as much as two to three times the dollar content of single-mode handsets. This is because 3G multi-mode handsets operate across a greater number of frequencies, or “air interface standards.” Also, 3G multi-mode handsets require additional content in the front end section, such as filters and duplexers, which are not required in single-mode global system for mobile communications (GSM)/general packet radio system (GPRS) and Enhanced Data for Global Evolution (EDGE) handsets.
RFMD is a leading supplier of cellular front ends, the leading supplier of transmit modules and the leading supplier of 3G multi-mode front ends. We intend to retain our leadership in cellular front ends by retaining world class design engineering talent and investing in state-of-the-art GaAs process technologies. We are also investing in advanced packaging technologies, including low-cost module technology and wafer level packaging (WLP) technology for filters and duplexers, which can package the underlying device cost-effectively through the use of semiconductor processing equipment. We are the world’s largest manufacturer of compound semiconductors, and we package the majority of our cellular front ends internally. Combined with our industry-leading supply chain, we deliver unmatched manufacturing resources to our CPG customers.
MPG is one of the world’s largest and most diversified multi-market RF component product groups. MPG focuses on high value RF, microwave and millimeter wave components. We believe the TAM for MPG’s components exceeds $6.5 billion. MPG serves multiple markets, including wireless infrastructure, cellular backhaul, automatic meter reading, GPS, A&D, wireless computing and networking, automotive electronics, cordless telephones, CATV line amplifiers and digital set-top boxes.
Our strategy is to leverage CPG’s scale advantages, innovative technologies and deep knowledge of systems architectures into MPG’s products and markets. MPG’s components and technologies are similar to many of CPG’s products and technologies, with differences in frequency of operation and signal strength. MPG also develops products that utilize specialty compound semiconductor technologies, such as gallium nitride (GaN) and fine line geometry pHEMT. We intend to leverage these technologies into additional areas where high performance is essential, particularly CATV products, base station power amplifiers (PAs) and A&D applications.
We are sharply focused on value creation and profitability, and we are investing in the technologies and growth opportunities that we believe support our financial models.

Markets
We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial, industrial, military, aerospace and other markets in both wireless and wired communications applications.
Aerospace and Defense — A&D markets that we compete in include high power, high reliability and high frequency devices that are used primarily in radar and satellite communications equipment.
Broadband Components — This market is comprised of several segments that relate to cable and broadband transmission and consumer electronics markets. Major products include CATV hybrid infrastructure amplifiers, which boost voice and data signals over established cable lines. We also produce components for cordless phones, electronic toll collection and wireless media applications, such as high-end audio speakers.
Cellular Handsets — In cellular applications, calls are placed through mobile devices by making a connection with a base station via RF channels. The ability of the mobile device to maintain this connection over a long distance and for long periods of time is driven largely by the quality of the RF section of the handset, in particular the PA and surrounding components, such as switches, filters and low noise amplifiers (LNAs). Various combinations of these components are commonly provided to customers in the form of integrated front end components, known as PA modules and transmit modules. RFMD currently supplies transceiver products, although we have eliminated our investment in transceiver product development.
Wireless Infrastructure — Base stations are installed across a geographic area to create wireless telecommunications networks that enable mobile devices to communicate with one another or with wired telephones. Each base station is equipped to transmit and receive RF signals through an antenna to and from mobile devices. The base station market is typified by a requirement for highly reliable products with superior durability and performance. Point-to-point microwave radios are also included in the base station market. In point-to-point applications, transmission and reception between two fixed points occur wirelessly. Common applications include broadcasting, backhaul (the way a cellular base station connects to the rest of the telephone network), and trunking for use in operating data links within communications carriers and IT infrastructure.
Wireless Networking — Wireless networking involves the transmission and reception of data, such as e-mail, faxes, computer files, internet content and voice, by computers and mobile devices via RF signals rather than wireline connections. We compete in both the WiFi and WiMAX wireless networking markets and increasingly in the automated meter reading (AMR) market. AMR at its most basic is a way for a utility company to measure customer usage without touching or physically reading a meter. WiFi is used primarily for short-range home or office network applications in personal computers, gaming platforms and smartphones. WiFi is also used in wireless home routers and access points, such as those used in wireless hotspots. WiMAX is an emerging technology that is complementary to WiFi and is intended for longer-range applications, providing a fixed or mobile broadband wireless link for homes, mobile computers, phones or other broadband platforms.
Other Markets — Through MPG, we service over 30 end-markets. In addition to the primary markets above, we supply components for gaming, industrial radios, security systems, paging, satellite radio, microwave communications, interactive toys, PC modem cards, keyless entry, handheld devices used for point-of-sale and other applications.
Manufacturing
The majority of our products are GaAs-based ICs, for which the manufacturing process begins with GaAs substrates that we source from third parties. One six-inch GaAs wafer can produce tens of thousands of our products. Our GaAs products generally incorporate a transistor layer, which is grown on the GaAs wafer using a molecular beam epitaxy (MBE) or a metal organic chemical vapor deposition (MOCVD) process. We operate an MBE facility in North Carolina, and we grow the majority of our GaAs starting material in this facility.
Once the transistor layer is grown, the GaAs wafers are moved to one of our wafer fabrication facilities (fabs), where the transistor layer is isolated and transistors are interconnected according to a given product’s circuit design. We operate a six-inch wafer fab located in Greensboro, North Carolina, and a six-inch wafer fab located in Newton Aycliffe, United Kingdom (U.K.). The circuit design is printed on the wafer using microscopic imaging technology and thin films of deposited materials, and this design dictates the product’s function. Once the wafer processing is complete, the wafers are singulated, or cut, into individual die.

The next step in the manufacturing process is assembly, during which the die is placed in a microelectronic package and connectability is provided via small wires. Once assembled, the products are tested for RF performance and prepared for shipment through a tape and reel process.
During fiscal 2009, we reduced our fab capacity by ceasing production in our four-inch fab in Greensboro, North Carolina and by decreasing production in our six-inch facility in Newton Aycliffe, United Kingdom. In addition, we terminated the up-fitting of a new fabrication facility due to the decreased demand for our products during the second half of fiscal 2009. We took these actions to match our fab capacity and manufacturing costs to the demand environment. We intend to actively manage costs and capital expenditures, and we are implementing a more flexible manufacturing model that we anticipate will include outsourcing of wafer production as well as assembly.
To assemble and test our products, we primarily use internal assembly facilities in the U.S., China and Germany, and we also utilize several external suppliers. In fiscal 2010, we plan to consolidate our Shanghai assembly and test operations with our Beijing assembly and test facility, and we expect this will decrease manufacturing costs beginning in the December 2009 quarter. We do not anticipate further investment in module assembly or test capacity; however, we are investing in new packages that can be manufactured on our module assembly lines, thereby increasing utilization and lowering costs.
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
Products and Applications
We offer a broad line of products that range from single-function components to more highly-integrated ICs and multi-chip modules (MCMs). Our ICs include gain blocks, LNAs, PAs, receivers, transmitters, transceivers, modulators, demodulators, attenuators, frequency synthesizers and voltage-controlled oscillators (VCOs). Our MCM products include PA modules, active antenna products, VCOs, phase-locked loops (PLLs), coaxial resonator oscillators (CROs), active mixers, hybrid amplifiers, power doublers and optical receivers. Our passive components include splitters, couplers, mixers and transformers, as well as isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications. Our products employ a broad array of semiconductor process technologies, including GaAs, GaN, silicon complementary metal oxide semiconductor, or CMOS and SiGe.
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
Customers
Sales to our largest customer, Nokia, represented approximately 52% of our total revenue in fiscal 2009 as compared to 59% of our total revenue in fiscal 2008. The loss of this customer would have a material adverse effect on our financial condition and results of operations. In fiscal 2008, we implemented a strategy to diversify our customer base. In fiscal 2010, we will continue to focus on key customers and expect to continue to achieve diversification of our customer base as a result of the release of our new product portfolio.
Information about revenue, operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Sales and Marketing
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales channels based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives and distributors to keep them informed of and educated about our products. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world.
Our applications engineers interact with customers during all stages of design and production, provide customers with current product application notes and engineering data, maintain regular contact with customer engineers and assist in the resolution of technical problems. We believe that maintaining a close relationship with customers and channel partners and providing them with strong technical support enhances their level of satisfaction and enables us to anticipate their future product needs.
Research and Development
Our research and development activities provide us with the necessary technologies and products to maintain leadership in the wireless communications market. We conduct research and development activities focused on supporting current product roadmaps as well as technology development activities focused on enabling longer-term, leading-edge products. Since the announcement of our strategic restructuring in the first quarter of fiscal 2009, our research and development activities have focused primarily on the development of technologies that leverage our leadership in compound semiconductors for RF components in the cellular, RF, microwave and millimeter wave markets.
We have developed several generations of indium gallium phosphide (InGaP)- and aluminum (Al) GaAs-based HBT (both commonly referred to as GaAs HBT). Each new generation of GaAs HBT improves upon the previously available GaAs HBT, either in uniformity, linearity or efficiency. We have also developed a GaAs pHEMT process for cellular switches that we can manufacture in our North Carolina and U.K. fabrication facilities, and we are finalizing the production release of our GaN semiconductor process. We are also developing other advanced process technologies, including packaging technologies and circuit design techniques that we expect will enable us to develop RF components that will increase integration, improve performance and reduce costs.
In the area of packaging technologies, we have developed MicroShield™ Integrated RF Shielding, which is a low-cost integrated RF shielding technology that eliminates the need for external RF shields in certain RF applications, including cellular handsets. We believe MicroShield™ Integrated RF Shielding reduces the sensitivity of RF products to their immediate environment, lowers the profile of the RF section of the handset, enables our customers’ handset platform strategies and reduces our customers’ time to market. Our patented MicroShield™ Integrated RF Shielding is currently in full production, and we are applying the technology to multiple new products. We also are developing module substrate technologies that allow smaller product footprints and increasing levels of integration in our modules.
Our research and development activities are focused on reducing the size, cost and complexity of RF components. As an example, we have developed a technology that we believe dramatically reduces the cost and size of surface acoustic wave (SAW) filters. SAW filters are RF components that are packaged in hermetic ceramic packages and placed by handset manufacturers on handset circuit boards during production. We have developed die-level SAW filters using WLP. SAW filters with WLP eliminate the cost and space requirements of hermetic ceramic packages and are expected to provide the lowest-cost, highest-performance solution. During fiscal 2009, we completed production qualification of our SAW filters with WLP technology.
In fiscal years 2009, 2008 and 2007, we incurred approximately $170.8 million, $207.4 million and $185.0 million, respectively, in research and development expenses. As a result of our restructuring activities announced during fiscal 2009, we anticipate research and development headcount and spending dollars will decrease in fiscal 2010. However, we are continuing to invest in new products and new process technologies.

Competition
We operate in a very competitive industry characterized by rapid advances in technology and new product introductions. Our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer’s particular requirements within the customer’s cost limitations. Many of our current and potential competitors have entrenched market positions and customer relationships, established patents, copyrights and other intellectual property rights and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do, which may allow them to implement new technologies and develop new products more quickly than we can.
Intellectual Property
We value intellectual property (IP) and actively seek opportunities to further protect and advance our business interests by developing and using our proprietary IP, including patents, copyrights, trademarks, and trade secrets. We have implemented processes and policies designed to encourage IP development, while mitigating IP misappropriation risks.
We file patent applications annually within the United States and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including rejections based on prior art. We also continue to acquire patents through acquisitions or direct prosecution efforts. We believe that the scope of our patents is sufficient to protect our business, and our business is not dependent on a single patent or application.
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
We endeavor to create strong brands for our products and services. As such, we federally register trademarks, service marks and trade names that distinguish our products and services in the market. We diligently monitor these marks for their proper and intended use.
We also protect our interest in proprietary information, including business strategies, unpatented inventions, formulae, processes, and other business information that provide a competitive advantage. Such information is closely monitored and made available only to those needing access to the information.
Seasonality
Sales of our products can be subject to seasonal fluctuations. This primarily reflects the seasonal demand fluctuations for the end-products that incorporate our components, such as mobile handsets. If anticipated sales or shipments do not occur when expected, expenses and inventory levels in that quarter can be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
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
Employees
On May 15, 2009, we had 4,095 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees is represented by a labor union. A number of our European-based employees (less than 10% of our global workforce as of May 15, 2009) are subject to collective bargaining-type arrangements, and we have never experienced any work stoppage. We believe that our current employee relations are good.
Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2009	2008	2007

Sales:
United States	$159,885	$100,907	$73,773
International	726,621	855,363	949,842

Long-lived tangible assets:
United States	$224,461	$338,395	$324,374
International	90,666	91,842	49,081
Sales for geographic disclosure purposes are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Of our total international revenue for fiscal 2009, approximately 38% ($336.2 million) was from customers in China, 10% ($86.8 million) from customers in Korea, 9% ($78.5 million) from customers in Hungary, and 6% ($55.9 million) from customers in Taiwan.
Long-lived tangible assets include property and equipment. At March 28, 2009, approximately $83.0 million (or 26%) of our total property and equipment was located in China.
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
We actively monitor the hazardous materials that are used in the manufacture, assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This assures that our products are compliant with the requirements of the markets into which the products will be sold.
There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2010 or fiscal 2011.

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
ITEM 1A. RISK FACTORS.
Recent worldwide economic turmoil may adversely affect our operating results or our ability to forecast our business.
Our operations and performance depend significantly on worldwide economic conditions and their impact on purchases of our products by our customers. These economic conditions have recently deteriorated significantly in many countries and regions, and may remain depressed for the foreseeable future. For example, the direction and relative strength of the U.S. and international economies remains uncertain due to softness in the housing markets, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties. Customers may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty, and these customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products. This uncertainty may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. It is currently unclear as to what overall effect these economic conditions and uncertainties will have on the marketplace and our future business. If we are unable to adequately respond to changes in demand resulting from general economic conditions, or if these economic conditions persist or continue to deteriorate, our financial condition and operating results may be materially and adversely affected.
Our operating results may be adversely impacted by the inability of certain of our customers to access their traditional sources of credit to finance the purchase of products from us, which could lead them to reduce their level of purchases or seek credit or other accommodations from us.
The inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers or channel partners do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products or place us at risk for any trade credit we have extended to them, due to their inability to repay us. This risk may increase if the general economic downturn materially impacts significant customers or a large number of our other customers and they are not able to adequately manage their business risks or do not properly disclose their financial condition to us.
Certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support to us.
Due to the current difficult macroeconomic environment, we may experience significant disruption or termination of the supply of some of our component parts or incur significant increases in the costs of component parts that we obtain from suppliers. Such disruptions, terminations or cost increases could result in an adverse impact on our business, operating results and financial condition.

Our operating results fluctuate.
Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. Our future operating results will depend on many factors, including the following:
•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;

•	our customers’ and distributors’ ability to manage the inventory that they hold and forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or acquire additional capacity, in response to customer demand;

•	our ability to successfully complete the ongoing efforts of certain cost-reduction actions; and

•	our ability to successfully integrate and realize expected synergies from our recent acquisitions.
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
We design and manufacture high-performance semiconductor components for wireless applications. The wireless markets are characterized by the frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of ICs that are superior to the products we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.
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
Although we design products using multiple distinct process technologies, a substantial portion of our revenue comes from the sale of products manufactured using GaAs process technology. Our dependence on GaAs products could have an adverse effect on our operating results in the future. Competitors offer their own GaAs products, which can adversely affect our selling prices. Also, other process technologies that compete with GaAs could have certain characteristics that are superior to GaAs. If we are unable to access these technologies through licenses or foundry service arrangements, we will be competitively disadvantaged. These and other factors could reduce the demand for GaAs components or otherwise adversely affect our operating results.
We operate in a very competitive industry and must continue to implement innovative technologies and increase capacity utilization in order to reduce costs and improve margins.
We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF components, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. Foundry services are now available for GaAs HBT processes, which may enable new competitors without their own fabrication facilities. Customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture ICs internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. In order to improve our margins, we need to reduce our costs by making continual operational improvements to reduce cycle time, increase capacity utilization and improve test yields. Our inability to meet these objectives could have an adverse effect on our operating results.
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
Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:
•	the accuracy of our prediction of market requirements and evolving standards;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution on the product designs and ramp of new products according to our customers needs with acceptable manufacturing yields;

•	acceptance of our customers’ products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new components, such as pHEMT switches and filters, to increase our product content.
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
We operate facilities with MBE and wafer fabrication capabilities in Greensboro, North Carolina, and Newton Aycliffe, United Kingdom. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China and Germany, to assemble and test our products. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina and China, and we also utilize contract suppliers and partners in Asia to test our products.
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
Our customers also test our components once they have been assembled into their products. The number of usable products that result from our production process can fluctuate as a result of many factors, including the following:
•	design errors;

•	defects in photomasks (which are used to print circuits on a wafer);

•	minute impurities in materials used;

•	contamination of the manufacturing environment;

•	equipment failure or variations in the manufacturing processes;

•	losses from broken wafers or other human error; and

•	defects in packaging.
We seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.
We depend heavily on third parties.
We purchase numerous component parts, substrates and silicon-based products from external suppliers. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs.
We currently use several external manufacturing suppliers to supplement our internal manufacturing capabilities. We believe all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 standards. However, if these vendors’ processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.
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
During the second half of fiscal 2009, we initiated a restructuring to reduce our manufacturing capacity and costs, as well as operating expenses due primarily to lower demand for our products resulting from the global economic slowdown. Additionally, in early fiscal 2009, we implemented a restructuring to reduce our investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component and compound semiconductor opportunities, including cellular front ends. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we are required to test for recoverability if indicators of impairment exist such as a change in the extent or manner a long-lived asset is being used related to our restructuring. This requires us to estimate the undiscounted cash flows and determine the recoverability of the long-lived assets in order to measure the impairment, if any. These estimates will be used to recognize an impairment loss if the carrying amount of the long-lived asset exceeds its fair value for assets held and used. If we decide to sell long-lived assets related to the restructuring, we are required to measure the fair value less the cost to sell and recognize an impairment if the carrying value exceeds this value. Subsequent changes to fair value net of the cost to sell will impact the estimated impairment charge until the final sale of these assets.
In fiscal 2007, the calculation of share-based compensation expense under SFAS No. 123(R), "Share-Based Payment” (SFAS 123(R)), required us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Furthermore, there are no means under applicable accounting principles to compare and adjust an expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, marketing and selling expenses, general and administrative expenses and our tax rate.
In fiscal 2009, we recorded a goodwill impairment based on a step-two analysis performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In determining the fair value of goodwill and intangible assets in connection with our impairment analysis, we considered various factors, including our estimates of future market growth and trends, forecasted revenue and costs, market capitalization, discount rates, expected periods over which our assets will be utilized and other variables. We based our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. If economic conditions or other circumstances influencing the estimate of future cash flows or fair value change subsequently, we may incur future charges for impairment of our goodwill or intangible assets, which could adversely impact our results of operations.
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
Sales to customers located outside the United States accounted for approximately 82% of our revenue in fiscal 2009. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.
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
In addition, if terrorist activity, armed conflict, civil or military unrest or political instability occur in the United States or other locations, such events may disrupt manufacturing, assembly, logistics, security and communications, and could also result in reduced demand for our products. Pandemics and similar major health concerns could also adversely affect our business and our customer order patterns. We could also be affected if labor issues disrupt our transportation or manufacturing arrangements or those of our customers or suppliers. On a worldwide basis, we regularly review our key infrastructure, systems, services and suppliers, both internally and externally, to seek to identify significant vulnerabilities as well as areas of potential business impact if a disruptive event were to occur. Once identified, we assess the risks, and as we consider it to be appropriate, we initiate actions intended to minimize the risks and their potential impact. However, there can be no assurance that we have identified all significant risks or that we can mitigate all identified risks with reasonable effort.
We face challenges managing our employee base.

To manage our growth effectively, we must:
•	continue to develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms in foreign locations;

•	train and manage our employee base; and

•	attract and retain qualified people with experience in RF engineering, IC design and technical marketing and support.
Competition for these technical resources is intense. We must also manage multiple relationships with various customers, business partners and other third parties, such as our foundry, assembly, test and tape and reel partners. Our systems, networks, software tools or procedures may not be adequate to support our operations, and we may not be able to expand quickly enough to exploit potential market opportunities. Our future operating results and success may also depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, IC design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.
We may engage in future acquisitions that dilute our shareholders’ ownership, cause us to incur debt and assume contingent liabilities.
As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders’ ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:
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

There can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. An unresolved material weakness in our internal control over financial reporting could cause our management and our independent registered public accounting firm to conclude that our internal control over financial reporting is not effective. If our internal control over financial reporting is not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.
We rely on our intellectual property portfolio and may face claims of infringement.
Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Because of the volume of creative works rendered throughout our offices, some of these works may not receive the benefit of federal registration. In addition, the wireless industry is subject to frequent litigation, often regarding patent and other intellectual property rights. Leading companies and organizations in the wireless industry have numerous patents that protect their intellectual property rights in these areas. In the event of an adverse result of any intellectual property rights litigation, we could be required to expend significant resources to pay damages for infringement, to develop non-infringing technology or to obtain licenses to the technology covered by the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all.
In addition to patent and copyright protection, we also rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets and proprietary know-how will become known or independently discovered by others.
We may be subject to other lawsuits and claims relating to our products.
We cannot be sure that third parties will not assert product liability or other claims against us, our customers or our licensors with respect to existing and future products. Any litigation could result in significant expense and liability to us and divert the efforts of our technical and management personnel, whether or not the litigation is determined in our favor or covered by insurance.
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
The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.
Our common stock, which is traded on The NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance, and other activities of our customers and other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. Our stock price declined in fiscal 2009 and if our stock price continues to decline, it may be more difficult to raise capital, or we may be unable to do so at all, which could have a material adverse impact on our business and results of operations.
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
In addition, in July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. As of March 28, 2009, these notes are convertible into a total of approximately 27.1 million shares of our common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.
In fiscal 2009, we repurchased $55.3 million in principal amount of our convertible subordinated notes due 2010 and 2014, which resulted in a gain of approximately $22.1 million.
In the future, we may issue additional equity, debt or convertible securities to raise capital. If we do so, the percentage ownership of RFMD held by existing shareholders would be further reduced, and existing shareholders may experience significant dilution. In addition, new investors in RFMD may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders. The perceived risk associated with the sale of a large number of shares, including the 2007 convertible subordinated notes offering, could cause some of our shareholders to sell their stock, thus causing the price of our common stock to decline. Subsequent sales of our common stock in the open market could also have an adverse effect on the market price of our common stock.
The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our shareholders’ interests could be diluted as a result of the shares of our common stock that would be issued in the event of conversion of our convertible subordinated notes;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	a portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•	our ability to meet our debt payment obligations, particularly at maturity, depends on our ability to generate significant cash flow in the future and we cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under our debt and to fund our other liquidity needs.
In connection with the 2007 convertible subordinated notes offering, we entered into a registration rights agreement with Merrill Lynch. Under the registration rights agreement, we filed an immediately effective shelf registration statement with the SEC covering resales of the Notes and the common stock issuable upon conversion of the Notes. If we fail to meet certain obligations to amend the registration statement, we will be required to make (i) additional interest payments to the holders of the affected Notes that is equal to an annual rate of 0.5% of the aggregate principal amount of the affected Notes, or (ii) if any of the affected Notes have been converted into shares of our common stock, a payment equal to an annual rate of 0.5% of the applicable conversion price with respect to such shares of common stock. If we are required to make these additional interest payments to the holders of the Notes, such payments may adversely affect our financial condition and results of operations, particularly our earnings results.
Changes in accounting rules relating to convertible debt securities, such as our convertible subordinated notes, will adversely affect our financial results.
In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Accounting Principles Board (APB) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the liability and equity components of convertible debt instruments to be separately accounted for in a manner that reflects the non-convertible debt borrowing rate for interest expense recognition. In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 will be effective for our fiscal year 2010 (beginning on March 29, 2009), and interim periods within that fiscal year, and must be applied retrospectively. We expect that the adoption of FSP APB 14-1 will result in a non-cash increase in interest expense of approximately $16 million and $14 million (excluding income tax effect) for fiscal years 2009 and 2008, respectively, and will also result in significant increases in non-cash interest expense in each future period until the earlier of the conversion or redemption of the Notes or their maturity in 2012 and 2014. This increase in non-cash interest expense will adversely affect our net income.
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
We may not fully realize the anticipated benefits from our restructurings.
During the second half of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for our products resulting from the global economic slowdown. Additionally, in early fiscal 2009, we implemented a restructuring to reduce our investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component and compound semiconductor opportunities.
The restructurings are currently expected to eliminate approximately $140.0 million in annualized expenses related to manufacturing costs and operating expenses commencing in fiscal 2010. A portion of these expense reductions were realized in the first quarter of fiscal 2009, with the majority of the benefit realized in the third and fourth quarters of fiscal 2009. No assurance can be given that the implementation of the restructurings will generate all of the anticipated cost savings and other benefits.
In connection with implementing the restructurings, we have made changes to our management structure and many employees have assumed new or expanded roles. In addition, certain employees voluntarily terminated their employment with us. In light of the restructurings or in connection with any future business changes, key employees may need to gain experience in their new roles, may be distracted in carrying out their usual roles, or may decide to leave RFMD. No assurance can be given that the changes in our management structure, both those resulting from the restructuring and those that were unanticipated, will yield a more effective or competitively advantageous operation.
Industry overcapacity and current macroeconomic conditions could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.
It is difficult to predict future growth or decline in the demand for our products, making it very difficult to estimate requirements for production capacity. We added significant capacity during fiscal 2008 and the first quarter of fiscal 2009 by expanding capacity at our existing wafer fabrication facilities and making acquisitions. During the second half of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for our products resulting from the global economic slowdown.
In the past, capacity additions by us and our competitors sometimes exceeded demand requirements, leading to oversupply situations. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market, which is currently putting and may in the future put pressure on our average selling prices and have a material adverse effect on us.
As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods in which we underutilize our manufacturing facilities as a result of reduced demand. If the demand for our products is not consistent with our expectations, our underutilization of our manufacturing facilities may have a material adverse effect on our operating results.
In the second half of fiscal 2009, due to the decrease in orders from our customers resulting from the global economic slowdown, we reduced our manufacturing output in order to reduce our inventory levels. This action resulted in the underutilization of our manufacturing facilities, which in turn led to large unfavorable manufacturing variances and negative impacts on our margins and results of operations.
We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.
In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this causes us to have less visibility regarding the accumulated levels of inventory for such customers. As of March 28, 2009, our inventory reserves totaled $39.5 million due to the significant reduction in demand for our products resulting from the global economic slowdown. If actual demand continues to be less favorable than our forecasted demand, additional inventory reserves may be required in the future, which may adversely affect our operating results.
Changes in our effective tax rate may harm our results of operations.
A number of factors may increase our future effective tax rates, including the following:
•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our deferred tax assets and liabilities;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	our decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Any significant increase in our future effective tax rates could reduce net income for future periods.
We are increasingly selling certain of our products through channel partners and our inability to manage a channel partner or customer relationship may have an adverse effect on our business, financial condition and results of operations.
We are focused on developing relationships with channel and alliance partners to help us sell our products. These channel and alliance partners typically are large companies that provide system reference designs for OEMs and ODMs that include their baseband and other complementary products. Channel and alliance partners look to us and our competitors to provide RF products to their customers as part of the overall system design. In these relationships, we generally do not control the customer relationship. As a result, we are dependent upon the channel partner as the prime contractor to appropriately manage the end customer. The failure of the channel partner to do so can lead to situations where projects are delayed, modified or terminated for reasons outside our control. The channel and alliance partners may be in a different business or we may be their customer or competitor; therefore, we must balance our interest in obtaining new business with competitive and other factors. Our inability to manage these relationships could have an adverse effect on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters are located in Greensboro, North Carolina, where we have two office buildings (leased), a six-inch wafer production facility (owned), a MBE facility (leased), and a research and development packaging facility (leased). In Greensboro, we also have a four-inch wafer production facility (leased) and a test facility (leased) that are both currently unoccupied due to our recent restructurings. In addition, we have a partially upfitted manufacturing facility (leased) that is unoccupied due to our recent restructurings.
We have two assembly and test sites located in China. Our largest assembly and test site is located in Beijing, China (owned), where we assemble and test modules. During fiscal 2009, we in-sourced between 70% to 100% of our assembly operations and over 90% of our test operations for modules. We currently expect these percentages will remain relatively stable throughout fiscal 2010. In Shanghai, China, we have a leased test and assembly operation that is in the process of being consolidated into our primary test and assembly facility in Beijing, China. The consolidation is expected to be completed by the end of the September 2009 quarter.
We also have two manufacturing facilities located in Europe. We have a wafer fabrication facility in Newton Aycliffe, United Kingdom (owned) and we have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).
We also lease space for our design centers in Chandler, Arizona; Carlsbad and Torrance, California; Cedar Rapids, Iowa; Billerica, Massachusetts; Charlotte, North Carolina; Richardson, Texas; Shanghai, China; and Norresundby, Denmark. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Reading, England; Toulouse, France; Bangalore, India; Tokyo, Japan; Seoul, South Korea; and Taipei, Taiwan.
In the opinion of management, our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes, and the productive capacity in such facilities is either substantially being utilized or we expect to further utilize the facilities as demand warrants.
ITEM 3. LEGAL PROCEEDINGS.
We are involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these routine matters, when ultimately concluded and determined, will have a material adverse effect upon our financial condition, liquidity or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RFMD.” The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 15, 2009, there were 2,221 holders of record of our common stock.

	High	Low
Fiscal Year Ended March 28, 2009
First Quarter	$4.27	$2.66
Second Quarter	3.98	2.60
Third Quarter	3.12	0.70
Fourth Quarter	1.44	0.73

Fiscal Year Ended March 29, 2008
First Quarter	$6.76	$6.00
Second Quarter	7.28	5.57
Third Quarter	7.46	5.40
Fourth Quarter	5.82	2.52
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH
COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG RF MICRO DEVICES, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

	Fiscal Year End
	2004	2005	2006	2007	2008	2009

Total Return Index for:
RF Micro Devices, Inc.	100.00	58.76	99.08	71.36	31.27	15.69
NASDAQ Composite	100.00	101.44	120.49	127.08	118.90	78.48
NASDAQ Electronic Components	100.00	83.84	93.40	86.25	84.44	56.29
Notes:
A. The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.00 on April 3, 2004.

Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased as	value of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
December 28, 2008 to January 24, 2009	0	$0.00	0	$51.9 million
January 25, 2009 to February 21, 2009	0	$0.00	0	$51.9 million
February 22, 2009 to March 28, 2009	0	$0.00	0	$51.9 million

Total	0	$0.00	0	$51.9 million

During the fourth quarter of fiscal 2008, our Board of Directors authorized the repurchase of up to $150.0 million of its outstanding common stock over the next 24 months. The share repurchase program authorizes us to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 29, 2008, we repurchased 30.0 million shares at an average price of $3.27 on the open market. We did not repurchase any shares during the fourth quarter or fiscal year ended March 28, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	2009	2008	2007	2006		2005

	(In thousands, except per share data)

Revenue	$886,506	$956,270	$1,023,615	$770,247		$634,204
Operating costs and expenses:
Cost of goods sold	669,163	681,314	666,755	501,224	[8]	417,079
Research and development	170,778	207,362	184,979	168,858	[8]	156,464
Marketing and selling	64,946	57,330	53,863	52,121	[8]	47,409
General and administrative	50,352	42,080	37,301	29,589	[8]	25,053
Other operating expense (income)	800,563 [1]	19,085	(33,834)[6]	(251)		49,469 [9]

Total operating costs and expenses	1,755,802	1,007,171 [4]	909,064	751,541		695,474

(Loss) income from operations	(869,296)	(50,901)	114,551	18,706		(61,270)

Interest expense	(10,165)	(9,960)	(4,583)	(4,188)		(6,506)
Interest income	5,337	29,046	9,305	4,354		4,018
Other income (expense), net	17,609 [2]	3,906	(32,874)[7]	1,339		(1,706)

(Loss) income before income taxes	(856,515)	(27,909)	86,399	20,211		(65,464)

Income tax (expense) benefit	(42,109)[3]	33,655 [5]	(2,983)	(3,881)		(581)

Net (loss) income	$(898,624)	$5,746	$83,416	$16,330		$(66,045)

Net (loss) income per share:
Basic	$(3.42)	$0.03	$0.43	$0.09		$(0.35)

Diluted	$(3.42)	$0.02	$0.39	$0.08		$(0.35)

Shares used in per share calculation:
Basic	262,493	227,270	192,137	188,832		186,985

Diluted	262,493	230,299	226,513	192,781		186,985

	As of Fiscal Year End
	2009		2008		2007	2006	2005

Cash and cash equivalents	$172,989		$129,750		$228,940	$81,588	$26,016
Short-term investments	93,527		100,841		89,678	68,949	134,828
Working capital	408,316		486,442		467,223	303,403	251,493
Total assets	1,083,290	[1]	2,017,195	[4]	1,089,634	938,835	864,442
Long-term debt and capital lease obligations, less current portion	573,084	[2]	616,914		245,709	226,876	226,168
Shareholders’ equity	364,040	[1]	1,238,637	[4]	719,667	599,357	548,050

[1]	During fiscal 2009, we recorded an impairment charge of $686.5 million to goodwill and intangibles and restructuring expenses of approximately $67.1 million due to the adverse macroeconomic business environment. We also recorded restructuring expenses of approximately $47.1 million as a result of the restructuring initiated in the first half of fiscal 2009 to reduce investments in wireless systems. See Notes 6 and 11 to the Consolidated Financial Statements.

[2]	Other (expense) income for fiscal 2009 includes a gain of approximately $22.1 million as a result of our repurchase of $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014. See Note 9 to the Consolidated Financial Statements.

[3]	Income tax expense for fiscal 2009 was $42.1 million, which primarily represented foreign income taxes on international operations and the increase of a valuation reserve against U.S., U.K. and certain China deferred tax assets.

[4]	Fiscal 2008 includes the effects of the acquisitions of Sirenza and Filtronic. See Note 7 to the Consolidated Financial Statements.

[5]	Income tax benefit for fiscal 2008 was $33.7 million, which primarily represented the reduction of a valuation reserve against deferred tax assets, recognition of the tax benefit associated with the operating losses generated in certain taxing jurisdictions, and the revaluation of China-related deferred tax assets due to changes in the future income tax rate. See Note 12 to the Consolidated Financial Statements.

[6]	During fiscal 2007, we recorded a $33.9 million gain (net of restructuring expenses) for the sale of substantially all of our Bluetooth® assets. See Note 11 to the Consolidated Financial Statements.

[7]	During fiscal 2007, we recorded a $33.9 million investment impairment charge associated with the announcement of a merger of Jazz Semiconductor, Inc. with a wholly- owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz. See Note 4 to the Consolidated Financial Statements.

[8]	During fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of our option exchange program. This expense was recorded directly in cost of goods sold ($2.8 million), research and development ($10.9 million), marketing and selling ($3.9 million), and general and administrative expenses ($2.3 million).

[9]	During fiscal 2005, a non-cash asset write-off was recorded relating to the discontinuation of our WLAN chipset development efforts in the amount of $42.4 million and we recorded a $6.2 million charge for acquired in-process research and development associated with the Silicon Wave acquisition that we determined had no alternative future use.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including risks associated with the recent worldwide economic turmoil and its effect on our business and the business of our suppliers and customers, variability in quarterly operating results, the rate of growth and development of wireless markets, risks associated with the reduction or elimination of our investments in our wireless systems business, risks that restructuring charges may be greater and that the cost savings and other benefits from our restructurings may be lower than originally anticipated, risks associated with the operation of our wafer fabrication facilities, molecular beam epitaxy facility, assembly facilities and test and tape and reel facilities, our ability to complete acquisitions and integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations, our ability to attract and retain skilled personnel and develop leaders, variability in production yields, our ability to reduce costs and improve gross margins by implementing innovative technologies, our ability to bring new products to market, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, dependence on a limited number of customers, dependence on third parties and our ability to manage channel partners and customer relationships.. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW
Company
We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductors. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), cable television (CATV)/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which we obtain through both internal and external sources. We are the world’s largest manufacturer of gallium arsenide (GaAs)-based compound semiconductors. We access silicon, silicon germanium and other technologies through leading foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.
Business Segments
We follow Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for the way public companies report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Although we had two business units as of March 28, 2009 (Cellular Products Group (CPG)

and Multi-Market Products Group (MPG)), we report financial information as one operating segment pursuant to the aggregation criteria set forth in SFAS 131.
Fiscal 2009 Management Summary
Our key financial and operational highlights for the fiscal year ended March 28, 2009, are as follows:
•	In early fiscal 2009, we initiated a restructuring to reduce our investment in wireless systems, including cellular transceivers and global positioning systems (GPS) solutions, in order to focus on RF component opportunities. As a result, we recorded expenses of $47.1 million in fiscal 2009 related to this restructuring.

•	In the second half of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower current and forecasted demand for our products resulting from the global economic slowdown. As a result, we recorded expenses of $67.1 million in fiscal 2009 related to this restructuring.

•	We recorded an impairment charge of $686.5 million to goodwill and intangibles as a result of global macroeconomic conditions.

•	We consolidated our production test facilities in an effort to reduce cycle time and reduce our manufacturing cost structure.

•	We completed the integrations of Sirenza, Filtronic and UMC.

•	Our revenue decreased 7.3% in fiscal 2009 to $886.5 million as compared to $956.3 million in fiscal 2008. This decrease was due primarily to lower demand for our products resulting from the global economic slowdown. The impact of the global economic slowdown was partially offset by the revenue generated as a result of the acquisitions of Sirenza, Filtronic and UMC (approximately 20% of total fiscal 2009 revenue and approximately 5% of total fiscal 2008 revenue was attributable to these acquisitions).

•	Operating loss was $869.3 million in fiscal 2009 as compared to an operating loss of $50.9 million for fiscal 2008, primarily due to impairment charges and restructuring activities. We recorded an impairment charge of $686.5 million to goodwill and intangibles as a result of the macroeconomic conditions and we recorded restructuring charges totaling $114.2 million in fiscal 2009. We believe the restructuring activities that occurred in fiscal 2009, which reduced both our manufacturing and operating costs, position RFMD for substantial and sustainable improvement in our future financial performance.

•	Our gross profit was 24.5% of revenue in fiscal 2009 as compared to 28.8% of revenue in fiscal 2008. This decrease was primarily due to lower factory utilization rates beginning in the second quarter of fiscal 2009 as a result of reduced demand and forecasted demand for our products. Also contributing to the lower gross profit was an increase in amortization expense related to acquired intangibles, and an increase in inventory reserves. These decreases were partially offset by a decrease in amortization for inventory step-up related to our acquisition of Sirenza, a shift in product mix to higher margin products and license fee revenue, increased efficiencies of internally-sourced assembly and improved pricing on externally-sourced materials.

•	Our net loss per diluted share was $3.42 for fiscal 2009, compared to a net income per diluted share of $0.02 for fiscal 2008.

•	Inventory totaled $113.6 million at March 28, 2009, reflecting total inventory reserves of $39.5 million. During fiscal 2009, inventory reserves increased and resulted in a charge of approximately $21.0 million as a result of the significant reduction in demand for our products in the second half of fiscal 2009.

•	We generated positive cash flow from operations of $112.2 million for fiscal 2009 as compared to $59.9 million for fiscal 2008, primarily due to improved inventory management. Although our revenue decreased only 7.3% year over year, our inventory balance was reduced by 40% year over year. Improvements in our management of other aspects of working capital also contributed to the positive cash flow during fiscal 2009.

•	Capital expenditures totaled $46.5 million in fiscal 2009 as compared to $122.7 million in fiscal 2008.

•	Other (expense) income included a gain of approximately $22.1 million in fiscal 2009 as a result of our repurchase of $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014.
RESULTS OF OPERATIONS FOR FISCAL 2009 VERSUS FISCAL 2008
The following table presents a summary of our results of operations for fiscal years 2009 and 2008:

		% of		% of	Variance
(In thousands, except percentages)	2009	Revenue	2008	Revenue	$	%

Revenue	$886,506	100.0%	$956,270	100.0%	$(69,764)	(7.3)%
Cost of goods sold	669,163	75.5	681,314	71.2	(12,151)	(1.8)
Research and development	170,778	19.3	207,362	21.7	(36,584)	(17.6)
Marketing and selling	64,946	7.3	57,330	6.0	7,616	13.3
General and administrative	50,352	5.7	42,080	4.4	8,272	19.7
Goodwill impairment	619,551	69.9	—	—	619,551	—
Other operating expense	181,012	20.4	19,085	2.0	161,927	848.5

Operating loss	$(869,296)	(98.1)%	$(50,901)	(5.3)%	(818,395)	(1,607.8)

REVENUE
Our revenue decreased in fiscal 2009 as compared to fiscal 2008, due primarily to lower demand for our products resulting from the global economic slowdown. Our third and fourth quarter revenues in fiscal 2009 declined as the normal seasonal demand increase did not occur (see Note 20 to the Consolidated Financial Statements). The softness in demand spanned multiple customers and end markets. Additionally, in early fiscal 2009, we initiated a restructuring to reduce or eliminate our investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities. Revenues declined in fiscal 2009 versus 2008 due to this decision to reduce or eliminate our investment in wireless systems. The decreases were partially offset by the revenue generated as a result of the acquisitions of Sirenza, Filtronic and UMC (approximately 20% of total fiscal 2009 revenue and approximately 5% of total fiscal 2008 revenue were attributable to these acquisitions) and an increase in license fee revenue.
Sales to our significant customers, as a percentage of net revenue, were as follows:

	Fiscal Year
	2009	2008
Customer 1	52%	59%
Customer 2	8%	14%
International shipments amounted to $726.6 million in fiscal 2009 (approximately 82% of revenue) compared to $855.4 million in fiscal 2008 (approximately 89% of revenue). Shipments to Asia totaled $554.2 million in fiscal 2009 (approximately 63% of revenue) compared to $640.7 million in fiscal 2008 (approximately 67% of revenue).
OPERATING LOSS
We experienced an operating loss of approximately $869.3 million for fiscal 2009 compared to an operating loss of $50.9 million for fiscal 2008 primarily related to impairment charges and restructuring activities. We recorded an impairment charge of $686.5 million to goodwill and other intangibles as a result of the macroeconomic conditions and we recorded restructuring expenses of approximately $114.2 million in fiscal 2009.
Our operating loss of approximately $50.9 million for fiscal 2008 was attributable to increased expenses associated with the acquisition of Sirenza during the third quarter of fiscal 2008, including the $13.9 million charge to “other operating expense” related to the in-process research and development with no alternative future use.

Cost of Goods Sold
Our cost of goods sold for fiscal 2009 increased as a percentage of revenue, primarily due to the under-absorption of fixed manufacturing costs, an increase in inventory reserves and the amortization of intangibles. The increase in amortization expense of acquired intangibles resulted from our acquisitions of Sirenza in the third quarter of fiscal 2008, Filtronic in the fourth quarter of fiscal 2008, and UMC in the first quarter of fiscal 2009. The increase in inventory reserves was the result of excess inventory on-hand, as the decline in demand during the third and fourth quarters of fiscal 2009 resulting from the global economic slowdown, exceeded our ability to slow production accordingly. These increases in cost of goods sold were partially offset by increased efficiencies of internally-sourced assembly and improved pricing on externally-sourced raw materials.
Research and Development
Research and development headcount and spending dollars decreased primarily as a result of fiscal 2009 restructuring activities. This decrease was partially offset by a full year of Sirenza research and development expenses in fiscal 2009 compared to approximately five months of Sirenza research and development expenses in fiscal 2008.
Marketing and Selling
The increase in marketing and selling expenses for fiscal 2009 was primarily due to an increase in intangible amortization related to acquired customer relationships from Sirenza as well as an increase in headcount and personnel expenses, which primarily was attributable to our recent acquisitions.
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
General and Administrative
The increase in general and administrative expenses for fiscal 2009 was due to an increase in headcount and related personnel expenses attributable in part to both our recent acquisitions and an increase in share-based compensation expense.
Goodwill Impairment
As a result of an interim impairment review, we concluded that as of November 22, 2008, the fair value of both of our reporting units was below their respective carrying values. As such, we completed a step-two analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in the fourth quarter of fiscal 2009. Based on the work performed and in accordance with SFAS 142, we recorded a goodwill impairment charge of $619.6 million in “other operating expense” in the Consolidated Statement of Operations for fiscal 2009 (see Note 6 to the Consolidated Financial Statements).
Other Operating Expense
Intangible Assets
We performed an impairment analysis of our finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets and our analysis indicated the existence of an impairment. As a result of this finding, we were required to determine the fair value of our finite-lived intangible assets and compare the fair value to the carrying value. The value of developed technology was determined by discounting forecasted cash flow directly related to the developed technology, net of returns on contributory assets. The value of customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate. As a result, the carrying value exceeded the fair value and we recorded impairments of $33.7 million related to developed technology and $33.2 million related to customer relationships. The impairment charges were recorded in “other operating expense” in the Consolidated Statement of Operations for fiscal 2009 (see Note 6 to the Consolidated Financial Statements).
Restructuring and Impairment of Property and Equipment
During fiscal 2009, we initiated a restructuring to reduce our manufacturing capacities and costs and operating expenses, due primarily to lower demand for our products in the second half of fiscal 2009 resulting from the global economic slowdown. The restructuring decreased our workforce and impaired certain property and equipment. As a result of these restructuring activities, we recorded $67.1 million of expenses in fiscal 2009 (see Note 11 to the Consolidated Financial Statements).
The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring during the year ended March 28, 2009 (in thousands):

	One-Time Employee		Lease and Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 29, 2008	$—	$—	$—	$—
Costs incurred and charged to expense	4,390	51,432	11,292	67,114
Cash payments	(2,483)	—	(386)	(2,869)
Non-cash settlement	—	(51,432)		(51,432)

Accrued restructuring balance as of March 28, 2009	$1,907	$—	$10,906	$12,813

We have incurred and expect to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	2009	Thereafter	Total
One-time employee termination benefit costs	$4,390	$771	$5,161
Asset impairments	51,432	—	51,432
Lease and other contract termination costs	11,292	6,276	17,568

Total restructuring charges	$67,114	$7,047	$74,161

We will continue to evaluate the global macroeconomic environment and consider any appropriate actions over the next several quarters. As of March 28, 2009, we expect to record approximately $7.0 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination benefits.
In early fiscal 2009, we initiated a restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our RF component opportunities. Additionally, we consolidated our production test facilities in an effort to reduce cycle time, better serve our customer base and improve our overall profitability. As a result of these restructuring activities, we recorded $47.1 million of expenses for fiscal 2009 (see Note 11 to the Consolidated Financial Statements).
The following table summarizes restructuring activities associated with our decision to reduce or eliminate our investments in wireless systems during the year ended March 28, 2009 (in thousands):

	One-Time Employee		Lease and Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 29, 2008	$—	$—	$—	$—
Costs incurred and charged to expense	9,023	24,573	13,473	47,069
Cash payments	(8,865)	—	(8,464)	(17,329)
Non-cash settlement	(97)	(24,573)	(1,849)	(26,519)

Accrued restructuring balance as of March 28, 2009	$61	$—	$3,160	$3,221

We have incurred and expect to incur the following restructuring charges associated with the decision to reduce or eliminate our investments in wireless systems (in thousands):

	2009	Thereafter	Total
One-time employee termination benefit costs	$9,023	$—	$9,023
Asset impairments	24,573	—	24,573
Lease and other contract termination costs	13,473	2,628	16,101

Total restructuring charges	$47,069	$2,628	$49,697

As of March 28, 2009, the restructuring to reduce or eliminate our investments in wireless systems is substantially complete. We expect to record approximately $2.6 million of additional restructuring charges related to ongoing expenses associated with exited leased facilities.
We anticipate annualized manufacturing costs and operating expenses will be reduced by approximately $140.0 million commencing in fiscal 2010 as a result of the two fiscal 2009 restructurings. A portion of these expense reductions were realized in the first quarter of fiscal 2009, with the majority of the benefit realized in the third and fourth quarters of fiscal 2009.
Other
During fiscal 2009, we recorded income of $3.5 million in “other operating expense” for the sale of patents related to certain of our products. In addition, we recorded $1.4 million in “other operating expense” related to the in-process research and development with no alternative future use that we acquired from UMC at the acquisition date in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). See Note 7 to the Consolidated Financial Statements.
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
RESULTS OF OPERATIONS FOR FISCAL 2008 VERSUS FISCAL 2007
The following table presents a summary of our results of operations for fiscal years 2008 and 2007:

		% of		% of	Variance
(In thousands, except percentages)	2008	Revenue	2007	Revenue	$	%

Revenue	$956,270	100.0%	$1,023,615	100.0%	$(67,345)	(6.6)%
Cost of goods sold	681,314	71.2	666,755	65.1	14,559	2.2
Research and development	207,362	21.7	184,979	18.1	22,383	12.1
Marketing and selling	57,330	6.0	53,863	5.3	3,467	6.4
General and administrative	42,080	4.4	37,301	3.6	4,779	12.8
Other operating expense (income)	19,085	2.0	(33,834)	(3.3)	52,919	156.4

Operating (loss) income	$(50,901)	(5.3)%	$114,551	11.2%	(165,452)	(144.4)

REVENUE
Our revenue decreased in fiscal 2008 due primarily to reduced demand for POLARIS® 2 cellular transceivers by a major customer. This decrease was partially offset by an increase in revenue of approximately 5.0% due to the acquisition of Sirenza in the third quarter of fiscal 2008.

Sales to our significant customers, as a percentage of net revenue, were as follows:

	Fiscal Year
	2008	2007
Customer 1	59%	44%
Customer 2	14%	30%
International shipments amounted to $855.4 million in fiscal 2008 (approximately 89% of revenue) compared to $949.8 million in fiscal 2007 (approximately 93% of revenue). Shipments to Asia totaled $640.7 million in fiscal 2008 (approximately 67% of revenue) compared to $754.4 million in fiscal 2007 (approximately 74% of revenue).
OPERATING (LOSS) INCOME
We experienced an operating loss of approximately $50.9 million for fiscal 2008 compared to an operating income of $114.6 million for fiscal 2007. Our operating loss of approximately $50.9 million for fiscal 2008 was attributable to increased expenses associated with the acquisition of Sirenza during the third quarter of fiscal 2008, including the $13.9 million charge to “other operating expense” related to the in-process research and development with no alternative future use. In fiscal 2007, we recognized a gain of approximately $36.4 million charged to “other operating expense” due to the sale of substantially all of our assets related to our Bluetooth® product line.
Cost of Goods Sold
Our cost of goods sold in fiscal 2008 increased primarily due to the amortization of acquired intangibles and amortization of acquisition-related inventory step-up.
Research and Development
The increase in research and development expense during fiscal 2008 was primarily attributable to the acquisition of Sirenza and our increase in headcount and related personnel expenses related to the growth in the development activities associated with our total radio chipset developments, which were partially offset by the decrease in expenses resulting from the sale of substantially all of our Bluetooth® assets during the third quarter of fiscal 2007. In addition, our development of flip chip assembly, WLP SAW filters, integrated RF shielding and micro-electro-mechanical systems (MEMS) contributed to increased expenses.
Marketing and Selling
The increase in marketing and selling expense during fiscal 2008 was primarily due to an increase in intangible amortization related to customer relationships that we acquired from Sirenza.
General and Administrative
The increase in general and administrative expenses for fiscal 2008 was due to our increase in headcount and related personnel expenses (a portion of which related to the Sirenza acquisition) as well as an increase in administrative expenses such as consulting and legal fees.
Other Operating Expense
The in-process research and development related to projects that we acquired from Sirenza which were at various stages and had no alternative future use at the time of the acquisition. These projects were determined to have a value of $13.9 million, which was charged to “other operating expense” at the acquisition date in accordance with SFAS 141. The value of the acquired in-process research and development was determined by discounting forecasted cash flow directly related to the products expecting to result from the subject research and development, net of returns on contributory assets.
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
OTHER (EXPENSE) INCOME AND INCOME TAXES FOR FISCAL 2009, 2008 AND 2007

(in thousands)	2009	2008	2007
Interest expense	$(10,165)	$(9,960)	$(4,583)
Interest income	5,337	29,046	9,305
Gain on the retirement of convertible subordinated notes	22,147	—	—
Impairment charge	—	—	(33,959)
Other (expense) income	(4,538)	3,906	1,085
Income tax (expense) benefit	(42,109)	33,655	(2,983)
Interest expense
Interest expense remained relatively consistent for fiscal 2009 as compared to fiscal 2008.
Interest expense in fiscal 2008 was $10.0 million compared to $4.6 million in fiscal 2007. During April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014, and as a result, we recorded a total of $4.7 million of interest expense in fiscal 2008. In accordance with SFAS No. 34, “Capitalization of Interest Cost,” we are required to capitalize a portion of our interest expense related to our $25.0 million equipment term loan on assets that are not ready for their intended use. During fiscal 2009, we capitalized interest of $0.1 million for these qualifying assets.
FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1), will be effective for our first quarter of fiscal 2010. Upon adoption, we expect to have higher non-cash interest expense on our 2012 and 2014 convertible subordinated notes. The non-cash interest expense in prior periods will also be higher than previously reported due to the retrospective application of FSP APB14-1. Based on our preliminary analysis, we expect that non-cash interest expense will increase by approximately $16 million and $14 million (excluding income tax effect) for fiscal years 2009 and 2008, respectively. Because our 2012 and 2014 convertible subordinated notes were issued in fiscal 2008, there will be no retrospective impact to interest expense in years prior to fiscal 2008.
Interest income
Interest income decreased during fiscal 2009, primarily because of the decrease in cash, cash equivalents and investment balances. During the first nine months of fiscal 2008, interest income was higher due to the increase in cash, cash equivalents and investment balances that resulted from the issuance of the two series of convertible subordinated notes for which we received proceeds totaling $366.2 million. A majority of these proceeds were subsequently used during the third quarter of fiscal 2008 for the purchase of Sirenza. In addition, interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates, which were approximately 1.9% for fiscal 2009 as compared to 5.0% for fiscal 2008 and approximately 5.1% for fiscal 2007.
Gain on the retirement of convertible subordinated notes
In fiscal 2009, we repurchased $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014, which resulted in a gain of approximately $22.1 million.
Other (Expense) Income
The decrease in “other (expense) income” in fiscal 2009 was primarily related to foreign currency exchange rate impact on our denominated Euro and Pound Sterling accounts as the rates weakened against the U.S. dollar.
Investment Impairment Charge
During fiscal 2003, we entered into a strategic relationship with Jazz Semiconductor Inc. (Jazz), a privately-held RF and mixed signal silicon wafer foundry, for silicon manufacturing and development. Within the strategic relationship, we obtained a committed low-cost supply of wafers fabricated utilizing Jazz’s silicon manufacturing processes and the ability to collaborate with Jazz on joint process development and the optimization of these processes for fabrication of next-generation silicon products. As part of the strategic relationship, we invested $60.0 million in Jazz, which resulted in an approximate 11% ownership interest.
During our second quarter of fiscal 2007, Jazz entered into a merger agreement with Acquicor Technology, Inc. As a result of this announcement and our intention to sell our equity interest in Jazz, we recorded an impairment charge of $33.9 million and reduced our investment in Jazz to $25.4 million. During fiscal 2007, Jazz announced the completion of its merger with Acquicor Technology, Inc., and as a result, we received cash of approximately $23.1 million. During fiscal 2008, we received an additional $1.7 million in sale proceeds and recorded an impairment charge of $0.5 million.
Income taxes
Income tax expense for fiscal 2009 was $42.1 million, which primarily represented foreign income taxes on international operations and the increase of a valuation allowance against U.S., U.K. and certain China deferred tax assets, as compared to an income tax benefit of $33.7 million for fiscal 2008, which primarily represented the reduction of a valuation allowance against U.S. deferred tax assets, recognition of the tax benefit associated with the operating losses generated in certain taxing jurisdictions, and the revaluation of China-related deferred tax assets due to changes in the future income tax rate. The effective combined domestic income tax rate was (2.7%) for fiscal 2009 and 81.7% for fiscal 2008. Our overall tax rate for fiscal years 2009 and 2008 differed from the statutory rate due to adjustments to the deferred tax asset valuation allowance, tax credits, rate differences on foreign transactions, the write-off of in-process research and development costs in connection with the Sirenza acquisition in fiscal 2008 and the UMC acquisition in fiscal 2009, the impairment of goodwill in fiscal 2009, and other differences between book and tax treatment of certain expenditures.
The annual effective tax rate was (4.9%) for fiscal 2009, compared to 120.6% for fiscal 2008. The difference in the annual effective tax rate between fiscal years 2008 and 2009 is primarily due to changes in the valuation allowance against deferred tax assets, the impairment of goodwill in fiscal 2009 and changes in the mix of earnings and losses in countries with differing statutory tax rates.
On March 28, 2009, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $182.2 million, which will begin to expire in 2011, if unused, and state losses of approximately $76.6 million, which will begin to expire in 2010, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with our acquisitions of Sirenza, Resonext and Silicon Wave. The utilization of U.S. acquired NOL and other deferred tax assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, as of the end of fiscal 2009 we had approximately $29.7 million of U.K. tax NOL carryforwards, which were primarily acquired in connection with the Filtronic acquisition that carryfoward indefinitely. The utilization of the U.K. acquired tax NOL carryforwards may be subject to limitation under the U.K. anti-avoidance provisions.
During the first quarter of fiscal 2008, we agreed to proposed adjustments of $1.8 million related to the examination of our fiscal 2005 U.S. federal income tax return. These adjustments reduced existing net operating loss carryovers and the related deferred tax assets.
We determined that the transition period rules that incrementally raise the income tax rate in China from the 15% rate applicable for Foreign Investment Enterprises prior to 2008, to the new 25% corporate income tax rate that became effective as of January 1, 2008, were not applicable and that we were subject to the full 25% rate. The China deferred tax assets were adjusted to reflect the 25% tax rate in fiscal 2008.
In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), a valuation allowance of $163.7 million related to domestic and foreign deferred tax assets has been established as of the end of fiscal 2009, as it is management’s opinion that it is more likely than not that these deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. It is management’s intent to evaluate the realizability of these deferred tax assets on a quarterly basis. A $38.8 million valuation allowance against our domestic state and U.K. deferred tax assets existed as of the end of fiscal 2008.

During fiscal 2009 the valuation allowance against deferred tax assets increased by $124.9 million. This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill; increases of $116.1 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $14.1 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009 and which increases were recorded as an income tax expense during the fiscal year; a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year; and a $7.6 million decrease related to the impact from the change in the exchange rate for the Pound Sterling on the valuation allowance for U.K. deferred tax assets existing as of the beginning of the fiscal year, which amount was offset by a corresponding decrease in the U.S. dollar-denominated amount of the related U.K. deferred tax assets. The $132.0 million for changes in the valuation allowance recorded as an income tax expense were non-cash expenses.
At March, 31, 2007, we had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions. As of the end of fiscal 2007, we were no longer in a cumulative domestic pre-tax loss position for the most recent three-year period. The valuation allowance was based on a determination by our management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results. These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.
During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million. Of this amount, $12.9 million was reversed in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). The balance of $31.6 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the Sirenza acquisition. The $30.7 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable. Based on actual activity during the period, by the end of the first quarter we were able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution. The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies. The majority of the subsequent increase in the valuation allowance to $38.8 million at the end of fiscal 2008 consisted of $3.4 million recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and $27.0 million recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.
In accordance with SFAS 109, as of the end of the third quarter of fiscal 2009, we evaluated our ability to realize our deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K., China, and the U.S. from $37.0 million as of the end of the prior quarter to $155.3 million. This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in us moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008. Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance under SFAS 109 to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.
We adopted the provisions of FIN 48 as of April 1, 2007. As a result of adoption, we recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007. As of the date of adoption, our gross unrecognized tax benefits totaled $15.3 million. Included in this amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As of March 29, 2008, our gross unrecognized tax benefits totaled $20.7 million, of which $15.8 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As of March 28, 2009, our gross unrecognized tax benefits totaled $29.5 million, of which $18.9 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Included in the balance of unrecognized tax benefits at March 28, 2009, is $0.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next twelve months. This amount represents a decrease in unrecognized tax benefits related to the expiration of a statute of limitations period.
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
As of March 28, 2009, total remaining unearned compensation cost related to nonvested restricted stock was $23.3 million, which will be amortized over the weighted-average remaining service period of 1.54 years.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses, from fiscal 1998 through fiscal 2009. As of March 28, 2009, we had working capital of approximately $408.3 million, including $173.0 million in cash and cash equivalents, compared to working capital at March 29, 2008 of $486.4 million, including $129.8 million in cash and cash equivalents.
Cash Flows from Operating Activities
Operating activities in fiscal 2009 provided cash of $112.2 million, compared to $59.9 million in fiscal 2008. This increase in cash flow from operations was primarily the result of an increase in net cash provided by changes in operating assets and liabilities offset in part by a net loss of $898.6 million. Non-cash items included in net loss in fiscal 2009 consisted of goodwill and intangible impairments of $686.5 million, asset impairments of $76.0 million and a gain on the retirement of convertible subordinated notes of $22.1 million. We recognized the aforementioned impairments primarily due to the lower demand for our products in the second half of fiscal 2009 resulting from the global economic slowdown. In response to this decrease in demand, we reduced inventory levels, and as of March 28, 2009, our inventory balance was approximately 40% lower as compared to fiscal 2008. We reduced inventory in fiscal 2009 by (1) slowing down production, (2) decreasing our purchases of raw materials and (3) increasing our inventory reserves. As a result of lower inventory purchases, our accounts payable balance as of March 28, 2009, decreased by approximately 40% as compared to the balance at the end of fiscal 2008.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2009 was $47.1 million compared to $437.6 million in fiscal 2008. During fiscal 2008, we acquired Sirenza and Filtronic and the cash portion of these acquisitions totaled $285.6 million (net of cash acquired and transaction costs). During fiscal 2009, we completed the acquisition of UMC for $23.5 million, net of cash acquired.
Our capital expenditures totaled approximately $46.5 million during fiscal 2009 as compared to $122.7 million during fiscal 2008. Capital expenditures in fiscal 2010 are expected to be between $10.0 million and $20.0 million, which we expect to fund with cash flows from operations.
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
We have level 3 auction rate securities (ARS), which are debt instruments with interest rates that reset through periodic short-term auctions. Our level 3 ARS and related put option totaled $18.0 million and $2.5 million measured at fair value at March 28, 2009, respectively. Our level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which are agencies of various U.S. state governments. The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP), which is supported and guaranteed by the United States Department of Education. Our ARS have contractual maturities of 19 years to 36 years.
The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. Given the liquidity issues, the fair values of the level 3 ARS could not be estimated based on observable market prices. The Company estimated the level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of March 28, 2009. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.
In August 2008, the securities firm from which we purchased all of our level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which it agreed to restore liquidity to certain of its clients holding ARS. In accordance with this settlement, the securities firm has agreed to offer us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. In addition, the securities firm has agreed to provide us with a “no net cost” credit line of up to 75% of the market value of our outstanding level 3 ARS pending the securities firm’s purchase of our ARS. In November 2008, we accepted the offer and entered into a settlement agreement on the terms set forth above. The rights entered into under this settlement agreement are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option and recorded at fair value. We elected fair value accounting under SFAS 159 in order to minimize volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The acceptance of the option and election of fair value led to a $2.5 million unrealized gain included in “other (expense) income” with the put option asset recorded in “other non-current assets.” As a result of this settlement agreement, the ARS previously reported as available-for-sale have been transferred to trading securities and continue to be classified as long-term investments. This transfer into trading securities resulted in the reclassification of unrealized losses from “other comprehensive income” into “other (expense) income.”
Cash Flows from Financing Activities
Net cash used by financing activities in fiscal 2009 was $20.0 million, compared to net cash provided by financing activities of $275.8 million for fiscal 2008. This decrease is primarily due to higher financing activities in the first quarter of fiscal 2008 related to the private placement of convertible subordinated notes. In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014. The two series of notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million. In addition, we repurchased 30.0 million shares of our common stock for a total of $98.7 million (including related transaction costs) during fiscal 2008.
In fiscal 2009, we repurchased $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014 for approximately $32.4 million and we also executed on a $13.5 million “no net cost” credit line related to an agreement with the company that holds our level 3 ARS. As of March 28, 2009, the “no net cost” credit line is recorded in “long-term debt” on our Consolidated Balance Sheet.
Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with the proceeds from our fiscal 2004 note offering and our fiscal 2008 note offering, we believe that we have sufficient liquidity to meet both our short-

term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.
IMPACT OF INFLATION
We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2009 and 2008.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have transactions or relationships with “special purpose” entities, and we do not have any off-balance sheet financing other than normal operating leases.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 28, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Capital commitments	$1,554	$1,554	$—	$—	$—
Capital leases	224	167	57	—	—
Operating leases	51,902	11,077	18,394	11,972	10,459
Convertible debt (including interest)	567,446	6,032	214,406	203,604	143,404
Credit line	13,500	—	13,500	—	—
Other debt (including interest)	22,038	5,735	9,574	6,729	—
Purchase obligations	16,633	13,166	3,437	25	5

Total	$673,297	$37,731	$259,368	$222,330	$153,868

Capital Commitments
On March 28, 2009, we had short-term capital commitments of approximately $1.6 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.
Capital Leases
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 8.5% to 12.6% as of March 28, 2009. Equipment under capital lease arrangements are included in property and equipment and have a cost of approximately $0.6 million and $0.8 million and related accumulated amortization of $0.2 million and $0.1 million as of March 28, 2009 and March 29, 2008, respectively. Capital lease amortization totaling approximately $0.2 million, $0.1 million and $0.0 million is included in depreciation expense for fiscal years 2009, 2008 and 2007, respectively.
Operating Leases
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The terms of these operating leases range from approximately one year to 22 years. Several have renewal options of up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis in accordance with SFAS No. 13, “Accounting for Leases” (SFAS 13). We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from less than one year to three years. As of March 28, 2009, the total future minimum lease payments were approximately $51.3 million related to facility operating leases and approximately $0.6 million related to equipment operating leases.

Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”, and together with the 2012 Notes, the “Notes”). The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million. Interest on the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. The Notes are subordinated unsecured obligations and rank junior in right of payment to all of our existing and future senior debt. The Notes effectively will be subordinated to the indebtedness and other liabilities of our subsidiaries.
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
Holders of the Notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between us and Merrill Lynch (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we have filed a shelf registration statement with the Securities and Exchange Commission covering resales of the Notes and the common stock issuable upon conversion of the Notes. We have agreed to use our reasonable efforts to keep this registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the Notes and all of the shares of common stock issuable upon conversion of the Notes, (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144 promulgated under the Securities Act of 1933, and (3) the date that is two years from the date of filing of the shelf registration statement.
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes due 2005 for $100.0 million plus accrued interest with cash flow from operations and cash on hand.
In fiscal 2009, we repurchased $23.0 million principal amount of our convertible subordinated notes due 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million. In fiscal 2009, we also repurchased $32.3 million principal amount of our convertible subordinated notes due 2014 at an average price of $41.47, which resulted in a gain of approximately $18.3 million.
Our 1.50% convertible subordinated notes had a fair value of $180.1 million (excluding the notes that were repurchased in fiscal 2009) and $207.0 million as of March 28, 2009 and March 29, 2008, respectively, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market. As of March 28, 2009, and March 29, 2008, our 0.75% convertible notes had a fair value of $114.5 million and $140.4 million, respectively. Our 1.00%

convertible subordinated notes had a fair value of $78.1 million (excluding the notes that were repurchased in fiscal 2009) and $113.9 million as of March 28, 2009 and March 29, 2008, respectively.
No Net Cost Credit Line
In November 2008, we entered into an agreement with the company that holds our level 3 ARS in which the securities firm will give us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012. The Company intends to sells its outstanding level 3 ARS to the securities firm on or about June 30, 2010. Included in the agreement was the option to take out a “no net cost” credit line (Credit Line Agreement), which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on our level 3 ARS, which are pledged as first priority collateral for this loan. The ARS securities pledged as collateral for the loan had a market value of $18.0 million as of March 28, 2009. Pursuant to the terms and conditions of the Credit Line Agreement we may borrow up to 75% of the market value of our outstanding level 3 ARS. In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time. However, if the securities firm exercises this right, the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par.
During the fourth quarter of fiscal 2009, we executed on the Credit Line Agreement and drew up to the 75% stated limit, or $13.5 million, as determined by the securities firm. The credit line will become payable when the securities firm receives the proceeds from purchases of our ARS. As of March 28, 2009, the credit line is recorded in long-term debt on our Consolidated Balance Sheet.
Other Debt
During the first quarter of fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of March 28, 2009, this loan was equivalent to approximately $6.7 million (with the amount fluctuating based on exchange rates). The proceeds were used for the expansion of our internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 7.02% effective as of October 30, 2008, which is the most recent published rate available as of March 28, 2009). We have received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan.
During the first quarter of fiscal 2007, we entered into a $25.0 million asset-based equipment term loan financing agreement. The net proceeds of approximately $24.8 million (after payment of administrative fees and issuance costs totaling $0.2 million) were used primarily for wafer fabrication and assembly expansions. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, which commenced on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%.
Pursuant to the equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of March 28, 2009, we were in compliance with these covenants and based on current information and projections it appears that we will be able to meet these covenants for fiscal 2010.
Purchase Obligations
As of March 28, 2009, we had contractual obligations for the purchase of goods or services totaling approximately $16.6 million.
Other Contractual Obligations
In addition to the amounts shown in the Contractual Obligations table above, $29.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

As discussed in Note 10 to the Consolidated Financial Statements, we have an unfunded pension plan in Germany with a benefit obligation of approximately $2.6 million as of March 28, 2009. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.1 million for fiscal 2009 and are expected to be less than $0.1 million for fiscal 2010.
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
Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to twelve months. The estimates of future demand that we use in the valuation of inventory are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions, and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.
Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. During fiscal 2009, we experienced a significant impact to gross profit as customer demand dramatically decreased as a result of the economic downturn. With respect to fiscal years 2009, 2008 and 2007, reserves impacting margins have been $21.0 million, $5.8 million, and $7.3 million, respectively. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to increase our reserves, which would have a negative impact on gross profit.
Goodwill and Intangible Assets. Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The value of our intangibles, including goodwill, could be impacted by future adverse changes such as: (i) any future declines in our operating results; (ii) a decline in the value of technology company stocks, including the value of our common stock; (iii) a prolonged or more significant slowdown in the worldwide economy or the semiconductor industry; or (iv) any failure to meet the performance projections included in our forecasts of future operating results.
Goodwill
We have determined that we have two reporting units as of fiscal 2009 (CPG and MPG) for purposes of allocating and testing goodwill under SFAS 142. In evaluating our reporting units we first consider our operating segments and related components in accordance with SFAS 131. Goodwill has been allocated to each of our two reporting units, which are expected to benefit from the synergies of the business combinations generating the underlying goodwill.
We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of SFAS 142, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the estimated fair value of each reporting unit containing our goodwill with the related carrying amount of the reporting unit.
We have historically used both the income and market approaches to estimate the fair value of our reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to our market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. Our market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.
The discount rate used is the value-weighted average of our estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. We believe the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. We believe the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. We weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a slightly higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as our reporting units. Our methodologies used for valuing goodwill during fiscal 2009 have not changed from fiscal 2008.
If the fair value of the reporting unit is determined to be less than the carrying value, we perform a step-two analysis in accordance with SFAS 142 in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. In applying both our SFAS 142 analyses we considered EITF 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test of FASB Statement No. 142,” as appropriate.
We conduct our annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal 2008 without a need to expand the impairment test to step-two under SFAS 142. However, during the third quarter of fiscal 2009, indicators of potential impairment caused us to conduct an interim impairment test, which was performed as of November 22, 2008. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment.
Inherent in such fair value determinations of our reporting units are significant judgments and estimates, including assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or there are further declines in our business outlook, additional goodwill impairment charges may be recorded in future periods.
For fiscal 2009, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 18% and a long-term growth rate of 4% (for both the CPG and MPG reporting units). We considered historical rates and current market conditions when determining the discount and growth rates used in our analysis. The material assumptions used for the income approach were consistent in fiscal 2008 and 2009, except the discount rate for the MPG reporting unit was increased for fiscal 2009 due to missed projections and an increased risk profile.

A one percentage point decrease in the discount rate would have increased the fair value of the two impaired reporting units by approximately $72.0 million, while a one percentage point increase in the discount rate would have decreased the fair value of the two impaired reporting units by approximately $62.0 million. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the two impaired reporting units by approximately $29.0 million, while a one percentage point increase in the long-term growth rate would have increased the fair value of the two impaired reporting units by approximately $33.0 million.
Intangible Assets
Intangibles consist primarily of technology licenses and assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from 3 to 15 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from 3 to 10 years.
We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 identified intangible impairment.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using an appropriate discount rate, net of returns on contributory assets. The acquired in-process research and development with no alternative future use is expensed at the acquisition date in accordance with SFAS 141. See Note 7 to the Consolidated Financial Statements.
The value of acquired developed technology is determined by discounting forecasted cash flow directly related to the existing product technology, net of returns on contributory assets.
The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate.
Impairment of Long-lived Assets. We review the carrying values of all long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable, in accordance with SFAS 144. Factors that we consider in deciding when to perform an impairment review include significant under- performance of a business, significant negative industry or economic trends, and significant changes or planned changes in our use of assets. See Note 11 to the Consolidated Financial Statements for additional information regarding fiscal 2009 long-lived assets impairment.
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
Investments. We invest in available-for-sale securities. We do not purchase investments for trading or speculative purposes; however, we currently hold trading securities as a result of the reclassification of level 3 available-for-sale auction rate securities for which we have accepted a settlement agreement from a securities firm including a right to sell (see Note 4 to the Consolidated Financial Statements for more information).

We review our investments quarterly for indicators of impairment. Investments in available-for-sale securities may require management to determine if a decline in the market value is other-than-temporary. Other-than-temporary declines in value are recorded in the income statement. A decline is typically considered other-than temporary if the market value of the security is estimated to be below its cost basis for an extended period of time, or the issuer has experienced significant financial difficulties. If a decline in value is noted and considered temporary, an available-for-sale investment is adjusted to fair value with the offset to other comprehensive income in the equity section of the balance sheet; a trading investment is adjusted to fair value with the offset to “other (expense) income” on the income statement.
Share-Based Compensation. During fiscal 2007, we began preparing our financial statements in accordance with SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified-prospective method, and as a result, options that were previously subject to variable accounting treatment are now subject to the provisions of SFAS 123(R) and are no longer accounted for as variable awards. SFAS 123(R) requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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

Forfeitures
The amount of share-based compensation expense in fiscal years 2009, 2008 and 2007 was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The fair value of our restricted stock awards is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal years 2009, 2008 and 2007 is based on awards that are ultimately expected to vest.
Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
As part of our financial process, we must assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income in the various taxing jurisdictions in which the Company has operations, and prudent and feasible tax planning strategies. As of the beginning of fiscal 2009, valuation allowances were provided for certain domestic state NOL and credit carryovers and a substantial portion of the acquired U.K. deferred tax assets, net of liabilities. During fiscal 2009, we increased our valuation allowance to substantially offset all of our U.S., U.K., and Shanghai, China deferred tax assets, net of liabilities. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
On April 1, 2007, we adopted FIN 48. FIN 48 defines a criterion that an income tax position has to meet for some or all of the benefit of that tax reporting position to be recognized in an entity’s financial statements. As part of our financial process, we must assess the likelihood that our tax reporting positions will ultimately be sustained. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in net income in the period when such determinations are made.
RECENT ACCOUNTING PRONOUNCMENTS
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1 requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for us on the first day of fiscal 2010. We expect that, upon adoption of FSP APB 14-1, we will record an additional discount of approximately $106 million on our convertible notes and an increase to additional paid in capital (excluding the deferred tax impact). The discount on the convertible notes and the change in deferred issuance costs will be amortized over the term of the notes using the effective interest method, which is expected to result in an increase in non-cash interest expense of approximately $14 million and approximately $16 million (excluding income tax effect) for fiscal 2008 and fiscal 2009, respectively. During fiscal 2009, we extinguished $32.3 million of our 2014 convertible subordinated notes and recorded a gain on extinguishment of $18.3 million. Upon implementation of FSP APB 14-1, we expect that such gain will be reduced by approximately $8 million to account for the unamortized portion of the discount associated with the repurchased notes.
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
In June 2007, the FASB ratified EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for RFMD. The adoption of EITF 07-3 did not have an impact on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for us on the first day of fiscal 2009. At the effective date of SFAS No. 159, we did not choose to elect the fair value option for any items that were not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. During the third quarter of fiscal 2009, we entered into a settlement agreement related to our ARS with the securities firm from which we purchased all of our level 3 ARS. This settlement agreement represented a put option, and as a result, an up-front election was made by us under SFAS 159 to apply the fair value option to the put option (see Note 4 to the Consolidated Financial Statements).
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value establishes a framework for measuring fair value and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 4 to the Consolidated Financial Statements for further details on our fair value measurements. We are currently evaluating the impact, if any, that SFAS 157 may have on our future consolidated financial statements related to non-financial assets and liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial Risk Management
We are exposed to financial market risks, including changes in interest rates and currency exchange rates. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in interest and foreign exchange rates arising in our business activities. We manage these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change. We do not believe that our exposure to market risk is material to our financial position or results of operations.
Interest Rates
We are exposed to interest rate risk primarily from our investments in available-for-sale securities. Our available-for-sale securities are comprised of ARS, corporate debt securities, commercial paper, and U.S. government/agency securities, in accordance with an investment policy approved by our Board of Directors. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. As a result of this monitoring and recent volatility of the financial markets, the Board of Directors adopted a more conservative investment strategy, and we are currently investing in lower risk and consequently lower interest-bearing investments. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change unfavorably.
At March 28, 2009, we held available-for-sale investments with an estimated fair value of $198.5 million. We do not purchase financial instruments for trading or speculative purposes. Our investments (other than ARS reclassified as trading securities that are subject to a put option described below) are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. The ARS classified as trading securities are recorded on the balance sheet at fair value ($18.0 million as of March 28, 2009) with unrealized gains and losses reported in “other (expense) income.” Our investments earned an average annual interest rate of approximately 1.9% in fiscal 2009 or approximately $5.3 million in interest income. We do not have any investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.
As of March 28, 2009, our long-term investments included $20.2 million of ARS issued primarily by municipal authorities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
In August 2008, the securities firm from which we purchased level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which it agreed to restore liquidity to certain of its clients holding ARS (see Note 4 to the Consolidated Financial Statements for additional information regarding fiscal 2009 ARS). In accordance with this settlement, the securities firm has agreed to offer us the right to sell our outstanding ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012. The securities firm’s obligations under the offer are not secured by its assets and do not require the securities firm to obtain any financing to support its performance obligations under the offer. The securities firm has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If the securities firm has insufficient funding to buy back our ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the auction rate securities.
In addition, the securities firm has agreed to provide us with a “no net cost” credit line of up to 75% of the market value of our level 3 outstanding ARS pending the securities firm’s purchase of our ARS. In November 2008, we accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm to settle level 3 ARS. The rights entered into under this settlement agreement are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option and recorded at fair value. We elected fair value accounting under SFAS 159 in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The acceptance of the option and initial election of fair value led to a gain included in “other (expense) income” with the put option asset recorded in “other non-current assets.”
We may not be able to access cash by selling ARS for which there is insufficient demand without the loss of principal until a future auction for these investments is successful, they are redeemed by their issuer or they mature. However, during the fourth quarter of fiscal 2009, we executed on the “no net cost” credit line and drew up to the 75% stated limit, or $13.5 million as determined by the securities firm. The credit line which is collateralized by our level 3 ARS will become payable when the securities firm receives the proceeds from purchases of our level 3 ARS. We do not have a need to access the remaining funds for operational purposes for the foreseeable future and we will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.
Debt and Capital Lease Obligations
Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014. The net proceeds from the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method. Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, and we began paying interest on October 15, 2007. The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014. In fiscal 2009, we repurchased $32.3 million par value convertible subordinated notes due 2014 at an average price of $41.47, which resulted in a gain of approximately $18.3 million.
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds from the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling approximately $5.3 million. The net proceeds from the 1.50% note offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand. In fiscal 2009, we repurchased $23.0 million par value convertible subordinated notes due 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million.
Because our convertible subordinated notes have fixed interest rates, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our common stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of U.S. interest rates. As of March 28, 2009, the 1.50%, 1.00% and 0.75% convertible subordinated notes had fair values of $180.1 million (excluding the notes that were repurchased during fiscal 2009), $78.1 million (excluding the notes that were repurchased during fiscal 2009) and $114.5 million, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding fiscal 2009 convertible subordinated note repurchases.
Other Debt
During fiscal 2009, we entered into an agreement to take out a “no net cost” credit line, which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on level 3 ARS (see discussion regarding “no net cost” credit line in the investment section above). We executed on the “no net cost” credit line and drew up to the 75% stated limit, or $13.5 million as determined by the securities firm.

During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of March 28, 2009, this loan was equivalent to approximately $6.7 million (with the amount fluctuating based on exchange rates). The proceeds were used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 7.02% effective as of October 30, 2008, which is the most recent published rate available as of March 28, 2009). We have received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan, minimizing our interest rate exposure.
During fiscal 2007, we entered into a $25.0 million asset-based financing agreement (“equipment term loan”). The net proceeds from the equipment term loan were approximately $24.8 million after payment of administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%.
Our other debt instruments have fixed interest rates, structured as a “no net cost” loan or offsetting incentives and therefore, we do not have significant interest rate exposure.
We would be exposed to interest rate risk if we used additional financing to fund operating and investing activities. The interest rate that we may be able to obtain on future financings will depend on market conditions at that time and may differ from the rates that we have secured in the past.
Capital Lease Obligations
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and interest expense were immaterial as of March 28, 2009, resulting in limited interest rate exposure.
Currency Exchange Rates
As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations and these changes could have a material impact on our financial results. Our functional currency is typically the U.S. dollar. We have foreign operations in Europe and Asia and a substantial portion of our revenue is derived from sales to customers outside the United States. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore, are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro, Pound Sterling and Renminbi. If the U.S. dollar weakens compared to the Euro, Pound Sterling, Renminbi and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.
For fiscal 2009 we incurred a foreign currency loss of $3.2 million compared to a foreign currency gain of $4.5 million in fiscal 2008, which is recorded in “other (expense) income.” The foreign currency loss is primarily driven by the devaluation of the Pound Sterling against the U.S. dollar of approximately 39.3% year-over-year.
Our financial instrument holdings, including foreign receivables, cash, payables and debt at March 28, 2009, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. dollar would not have an effect on other currencies’ rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $2.1 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 28,	March 29,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$172,989	$129,750
Restricted cash	62	504
Short-term investments (Notes 2 & 4)	93,527	100,841
Accounts receivable, less allowance of $886 and $797 as of March 28, 2009 and March 29, 2008, respectively	90,231	115,629
Inventories (Notes 2 & 5)	113,611	190,753
Prepaid expenses	10,885	13,630
Other receivables (Note 2)	9,040	33,110
Other current assets (Note 12)	21,737	37,816

Total current assets	512,082	622,033

Property and equipment:
Land	3,706	3,206
Building	89,541	84,526
Machinery and equipment	526,778	559,385
Leasehold improvements	76,718	108,091
Furniture and fixtures	12,257	13,217
Computer equipment and software	37,267	36,109

	746,267	804,534
Less accumulated depreciation	(435,179)	(421,574)

	311,088	382,960
Construction in progress	4,039	47,277

Total property and equipment, net	315,127	430,237

Goodwill (Notes 2, 6 & 7)	95,628	701,317
Intangible assets (Notes 2 & 6)	121,191	205,072
Long-term investments (Notes 2 & 4)	20,183	26,336
Other non-current assets (amount recorded at fair value is $2,517) (Notes 2, 4, & 12)	19,079	32,200

Total assets	$1,083,290	$2,017,195

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 28,	March 29,
	2009	2008

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46,745	$78,674
Accrued liabilities	51,259	52,111
Other current liabilities (Notes 8 & 9)	5,762	4,806

Total current liabilities	103,766	135,591
Long-term debt, net of unamortized discount of $5,858 and $8,664 as of March 28, 2009 and March 29, 2008, respectively (Note 9)	559,529	616,698
No net cost credit line	13,500	—
Other long-term liabilities (Notes 8, 10, 12)	42,455	26,269

Total liabilities	719,250	778,558
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 264,035 and 260,643 shares issued and outstanding as of March 28, 2009 and March 29, 2008, respectively (Notes 7 and 16)	958,742	955,390
Additional paid-in capital	170,052	148,914
Accumulated other comprehensive income, net of tax	169	632
Retained (deficit) earnings	(764,923)	133,701

Total shareholders’ equity	364,040	1,238,637

Total liabilities and shareholders’ equity	$1,083,290	$2,017,195

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2009	2008	2007

Revenue	$886,506	$956,270	$1,023,615

Operating costs and expenses:
Cost of goods sold	669,163	681,314	666,755
Research and development	170,778	207,362	184,979
Marketing and selling	64,946	57,330	53,863
General and administrative	50,352	42,080	37,301
Goodwill impairment (Note 6)	619,551	—	—
Other operating expense (income) (Notes 6 and 11)	181,012	19,085	(33,834)

Total operating costs and expenses	1,755,802	1,007,171	909,064

(Loss) income from operations	(869,296)	(50,901)	114,551

Interest expense	(10,165)	(9,960)	(4,583)
Interest income	5,337	29,046	9,305
Impairment of Jazz Semiconductor, Inc. investment (Note 4 )	—	—	(33,959)
Gain on retirement of convertible subordinated notes (Note 9)	22,147	—	—
Other (expense) income	(4,538)	3,906	1,085

(Loss) income before income taxes	(856,515)	(27,909)	86,399

Income tax (expense) benefit	(42,109)	33,655	(2,983)

Net (loss) income	$(898,624)	$5,746	$83,416

Net (loss) income per share:
Basic	$(3.42)	$0.03	$0.43

Diluted	$(3.42)	$0.02	$0.39

Shares used in per share calculation:
Basic	262,493	227,270	192,137

Diluted	262,493	230,299	226,513

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

					Accumulated
			Additional		Other	Retained
	Common Stock		Paid-in	Deferred	Comprehensive	Earnings
	Shares	Amount	Capital	Compensation	Income (Loss)	(Deficit)	Total

Balance, April 1, 2006	190,280	$462,696	$107,104	$(12,265)	$355	$41,467	$599,357
Comprehensive income:
Net income	—	—	—	—	—	83,416	83,416
Unrealized loss on marketable securities, net of tax	—	—	—	—	(92)	—	(92)
Foreign currency translation adjustment	—	—	—	—	116	—	116

Total comprehensive income					24	83,416	83,440

Reclassification of deferred compensation in relation to the adoption of SFAS 123(R)	—	—	(12,265)	12,265	—	—	—
Exercise of stock options	3,079	12,838	—	—	—	—	12,838
Issuance of common stock in connection with Employee Stock Purchase Plan	792	4,601	—	—	—	—	4,601
Share-based compensation expense	—	—	19,431	—	—	—	19,431

Balance, March 31, 2007	194,151	$480,135	$114,270	$—	$379	$124,883	$719,667
Comprehensive income:
Net income	—	—	—	—	—	5,746	5,746
Unrealized loss on marketable securities, net of tax	—	—	—	—	(374)	—	(374)
Change in pension liability experience, net of tax	—	—	—	—	291	—	291
Foreign currency translation adjustment	—	—	—	—	336	—	336

Total comprehensive income					253	5,746	5,999

Adjustment for the cumulative effect on prior years of the adoption of Interpretation 48	—	—	—	—	—	3,072	3,072
Exercise of stock options	1,523	2,415	—	—	—	—	2,415
Common stock issued for acquisition of Sirenza	94,005	568,164	—	—	—	—	568,164
Value of options/awards exchanged for acquisition	—	—	9,094	—	—	—	9,094
Equity issuance fees related to acquisition	—	(280)	—	—	—	—	(280)
Issuance of common stock in connection with Employee Stock Purchase Plan	964	3,618	—	—	—	—	3,618
Tax benefit from exercise of stock options	—	—	6,165	—	—	—	6,165
Repurchase and retirement of common stock, including transaction costs	(30,000)	(98,662)	—	—	—	—	(98,662)
Share-based compensation expense	—	—	19,385	—	—	—	19,385

Balance, March 29, 2008	260,643	$955,390	$148,914	$—	$632	$133,701	$1,238,637
Comprehensive loss:
Net loss	—	—	—	—	—	(898,624)	(898,624)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(1,983)	—	(1,983)

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

					Accumulated
			Additional		Other	Retained
	Common Stock		Paid-in	Deferred	Comprehensive	Earnings
	Shares	Amount	Capital	Compensation	Income (Loss)	(Deficit)	Total

Reclassification adjustments on marketable securities, net of tax	—	—	—	—	2,101	—	2,101
Change in pension liability experience, net of tax	—	—	—	—	117	—	117
Foreign currency translation adjustment	—	—	—	—	(698)		(698)

Total comprehensive loss					(463)	(898,624)	(899,087)

Exercise of stock options	2,392	1,612		—	—	—	1,612
Issuance of common stock in connection with Employee Stock Purchase Plan	1,000	1,740		—	—	—	1,740
Share-based compensation expense			21,138	—	—	—	21,138

Balance, March 28, 2009	264,035	$958,742	$170,052	$—	$169	$(764,923)	$364,040

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2009	2008	2007

Operating activities:
Net (loss) income	$(898,624)	$5,746	$83,416
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	85,900	81,991	71,501
Amortization	28,514	15,470	2,830
Investment amortization, net	(505)	(6,356)	(189)
Deferred income taxes	32,036	(37,077)	(1,420)
Excess tax benefit from exercises of stock options	—	(1,419)	—
Gain on sale of substantially all Bluetooth® assets	—	—	(36,378)
Impairment of Jazz Semiconductor, Inc. investment	—	511	33,959
Goodwill impairment	619,551	—	—
Intangible impairment	66,960	1,221	—
Asset impairments (including restructuring impairments)	76,005	—	—
Gain on retirement of convertible subordinated notes	(22,147)	—	—
Acquired in-process research and development cost	1,400	13,860	—
Foreign currency adjustments	3,653	(4,518)	(1,353)
Loss on disposal of assets, net	658	137	1,227
Share-based compensation expense	23,712	19,312	21,163
Changes in operating assets and liabilities:
Accounts receivable	26,774	12,408	13,936
Inventories	75,588	(34,484)	1,914
Prepaid expenses and other current and non-current assets	17,036	3,967	(17,482)
Accounts payable	(32,573)	7,270	(7,185)
Accrued liabilities	(2,913)	(13,317)	8,607
Income taxes payable/recoverable income taxes	4,125	(8,712)	4,449
Other long-term liabilities	7,011	3,885	(554)

Net cash provided by operating activities	112,161	59,895	178,441

Investing activities:
Purchase of available-for-sale securities	(124,501)	(472,659)	(88,443)
Proceeds from maturities of available-for-sale securities	136,142	441,413	67,945
Proceeds from sale of substantially all Bluetooth® assets	—	—	32,616
Purchase of businesses, net of cash received and transaction costs	(23,493)	(285,556)	—
Final retainer received from sale of substantially all Bluetooth® assets	5,850	—	—
Proceeds from working capital refund from Filtronic PLC	3,619	—	—
Proceeds from sale of equity interest in Jazz Semiconductor, Inc.	—	1,690	23,105
Purchase of property and equipment	(46,467)	(122,678)	(106,590)
Purchase of intangibles	(400)	—	—
Proceeds from sale of property and equipment	2,185	204	549

Net cash used in investing activities	(47,065)	(437,586)	(70,818)

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2009	2008	2007

Financing activities:
Proceeds from convertible subordinated debt offering, net of discount of $8,250	—	366,750	—
Proceeds from bank loans	—	5,954	—
Proceeds from equipment term loan	—	—	25,000
Debt issuance costs	—	(587)	(210)
Proceeds from the no net cost loan	13,500	—	—
Payment of debt	(4,482)	(4,150)	(2,854)
Excess tax benefit from exercises of stock options	—	1,419	—
Payment of convertible subordinated notes	(32,447)	—	—
Proceeds from exercise of stock options, warrants and employee stock purchases	3,352	6,033	17,439
Share repurchase	—	(98,662)	—
Equity transaction cost	—	(281)	—
Restricted cash	340	(504)	(94)
Repayment of capital lease obligations	(561)	(157)	—

Net cash (used in) provided by financing activities	(20,298)	275,815	39,281

Net increase (decrease) in cash and cash equivalents	44,798	(101,876)	146,904
Cash and cash equivalents at beginning of year	129,750	228,940	81,588
Effect of exchange rate changes on cash	(1,559)	2,686	448

Cash and cash equivalents at end of year	$172,989	$129,750	$228,940

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,988	$2,644	$4,706

Cash paid during the year for income taxes	$13,433	$13,272	$5,449

Non-cash investing activities:
Transfer of auction rate securities from available-for-sale to trading securities	$17,143	$—	$—
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 28, 2009
1. COMPANY INFORMATION
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. The Company is a global leader in the design and manufacture of high-performance semiconductor components. The Company’s products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), cable television (CATV)/broadband and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which are accessed through both internal and external resources. The Company is the world’s largest manufacturer of compound semiconductors, with a focus on aluminum gallium arsenide (AlGaAs) heterojunction bipolar transistor (HBT) and GaAs pseudomorphic high electron mobility transistor (pHEMT) process technologies. The Company accesses silicon, silicon germanium and other technologies through leading foundries. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for performance and cost in order to best meet customers’ performance, cost and time-to-market requirements.
The Company follows Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Although the Company had two operating segments as of March 28, 2009 (Cellular Products Group (CPG) and Multi-Market Products Group (MPG)), it reports financial information as one reportable segment pursuant to the aggregation criteria set forth in SFAS 131.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company’s income statement for fiscal 2008 includes Sirenza Microdevices, Inc. (Sirenza) results of operations for the period of November 13, 2007, through March 29, 2008, and Filtronic Compound Semiconductor Limited (Filtronic) results of operations for the period of February 29, 2008, through March 29, 2008. Sirenza’s and Filtronic’s results of operations are included in the Company’s income statement for all of fiscal year 2009. The Company completed the acquisition of Universal Microwave Corporation (UMC) on April 26, 2008. UMC’s results of operations are included in the Company’s fiscal 2009 income statement for the period of April 26, 2008, through March 28, 2009.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 28, 2009, March 29, 2008, and March 31, 2007. Fiscal years 2009, 2008 and 2007 were 52-week years.
Reclassifications
There were no reclassifications in fiscal 2009. Certain amounts in the fiscal 2007 consolidated financial statements have been reclassified to conform to the fiscal 2009 and fiscal 2008 presentation. These reclassifications related to restricted cash and deferred tax asset and liability classifications and had no effect on the statement of operations.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 28, 2009, and March 29, 2008. The Company’s 1.50% convertible subordinated notes had a fair value of $180.1 million (excluding the notes that were repurchased in fiscal 2009) as of March 28, 2009, on the Private Offerings, Resale and Trading Through Automated Linkages (PORTAL) Market compared to the carrying amount of $206.1 million as of March 28, 2009. The Company’s 1.50% convertible subordinated notes had a fair value of $207.0 million as of March 29, 2008, on the PORTAL Market compared to the carrying amount of $228.3 million as of March 29, 2008. The Company’s 0.75% and the 1.00% convertible subordinated notes had a fair value of $114.5 million and $78.1 million (excluding the notes that were repurchased in fiscal 2009), respectively, as of March 28, 2009, compared to carrying amounts of $197.3 million and $140.4 million (excluding the notes that were repurchased in fiscal 2009), respectively, as of March 28, 2009. The Company’s 0.75% and 1.00% convertible subordinated notes had a fair value of $140.4 million and $113.9 million, respectively, as of March 29, 2008, compared to carrying amounts of $196.5 million and $171.6 million, respectively, as of March 29, 2008. The fair values of cost method investments (when applicable) are not estimated unless there are events or changes identified that may have a significant adverse effect on the fair value; such estimates of fair value could not be made without incurring excessive costs.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company makes estimates for the returns reserve, allowance for doubtful accounts, inventory reserves, warranty reserves, income tax valuation, current and deferred income taxes, uncertain tax positions, impairment of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and expected future conditions. Accounting estimates require difficult and subjective judgments and the actual results may differ materially from the Company’s estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposit accounts, money market funds, commercial paper and temporary, highly liquid investments with original maturities of three months or less when purchased.
Investments
Available-for-Sale Investments and Trading Securities
Investments are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments In Debt and Equity Securities” (SFAS 115). Investments available-for-sale at March 28, 2009, and March 29, 2008, consisted of corporate debt securities, U.S. government/agency securities, and auction rate securities (ARS). Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity in accordance with SFAS 115. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “other (expense) income.” The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest. The Company monitors investments for impairment and records other-than-temporary declines in value to income if the market value is estimated to be below its cost basis for an extended period or the issuer has experienced significant financial difficulties. If an impairment is noted and considered temporary, the investment is adjusted to fair value with the offset to “other comprehensive income.”

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
In the fourth quarter of fiscal 2008, the Company was informed that there was insufficient demand at auctions for its ARS. As a result, the Company reclassified $26.3 million from “short-term investments” to “long-term investments.” As of March 28, 2009, “long-term investments” totaled $20.2 million.
In the second quarter of fiscal 2009, the securities firm from which the Company purchased and holds $18.0 million ARS announced a settlement with the Securities and Exchange Commission (SEC) and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain of its clients holding ARS and has agreed to offer the Company the right to sell its outstanding ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012. In addition, the securities firm has agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding ARS pending the securities firm’s purchase of the Company’s ARS. In November 2008, the Company accepted the offer and entered into a settlement agreement with the securities firm. The settlement feature entered into under this agreement represents a separate freestanding instrument accounted for separately from the ARS which is accounted for as a put option and recorded at fair value. The Company elected fair value accounting under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The acceptance of the option and election of fair value led to a $2.5 million unrealized gain included in “other (expense) income” with the put option asset recorded in “other non-current assets” as of March 28, 2009. With acceptance of the settlement agreement, the ARS previously reported as available-for-sale have been transferred to trading securities and continue to be classified as “long-term investments.”
The Company reviews all of its investments quarterly for indications of impairment. In making impairment determinations for investments of available-for-sale securities, the Company reviews the current market price for other-than-temporary declines in value following the latest guidance required by Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”
Inventories
Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessments by management. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost, net of the reserve. Abnormally low production levels are charged to expense in the period incurred rather than as a portion of inventory cost pursuant to SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS 151).
Product Warranty
The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, and considering the historical rate of payments, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to 20 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term and included in depreciation.
The Company performs a review if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than had originally been estimated. The Company assesses the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the Company determines that the useful lives are shorter than the Company had originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. See Note 11 to the Consolidated Financial Statements for additional information regarding fiscal 2009 restructuring related asset impairment charges.
The Company identifies property and equipment as held for sale pursuant to the criteria of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144). The held for sale assets cease depreciation once the assets are classified to held for sale category at their fair market value less costs to sell.
In accordance with SFAS 34, “Capitalization of Interest Cost,” the Company capitalizes the portion of the interest expense related to the assets that are not ready for their intended use and this amount is depreciated over the estimated useful lives of the qualified assets. The Company additionally records capital related government grants earned as a reduction to property and equipment and is depreciated over the estimated useful lives of the associated assets.
Other Receivables
The Company records miscellaneous non-product receivables that are collectible within 12 months in “other receivables.” The “other receivables” category on the Company’s Consolidated Balance Sheets includes value added tax receivables, interest receivables and other miscellaneous items.
Intangible Assets and Goodwill
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
Goodwill
The Company has determined that it has two reporting units as of fiscal 2009 (CPG and MPG) for purposes of allocating and testing goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). In evaluating the Company’s reporting units the Company first considers its operating segments and related components in accordance with SFAS 131. Goodwill has been allocated to each of the Company’s two reporting units, which are expected to benefit from the synergies of the business combinations generating the underlying goodwill.
The Company evaluates its goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of SFAS 142, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the estimated fair value of each reporting unit containing the Company’s goodwill with the related carrying amount of the reporting unit.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The Company has historically used both the income and market approaches to estimate the fair value of its reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to the Company’s market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. The Company’s market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.
The discount rate used is the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company’s weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. The Company believes the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company has weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a slightly higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting units. The Company’s methodologies used for valuing goodwill during fiscal 2009 have not changed from fiscal 2008.
If the fair value of the reporting unit is determined to be less than the carrying value, the Company performs a step-two analysis in accordance with SFAS 142 in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. In applying its SFAS 142 analyses, the Company considered Emerging Issues Task Force (EITF) Issue No. 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test of FASB Statement No. 142” as appropriate.
The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal 2008 without a need to expand the impairment test to step-two under SFAS 142. However, during the third quarter of fiscal 2009, indicators of potential impairment caused us to conduct an interim impairment test, which was performed as of November 22, 2008. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment.
Inherent in such fair value determinations of the Company’s reporting units are significant judgments and estimates, including assumptions about its future revenue, profitability and cash flows, its operational plans and its interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or there are further declines in the Company’s business outlook, additional goodwill impairment charges may be recorded in future periods.
For fiscal 2009, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 18% and a long-term growth rate of 4% (for both the CPG and MPG reporting units). The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analysis. The material assumptions used for the income approach were consistent in fiscal 2008 and 2009, except the discount rate for the MPG reporting unit was increased for fiscal 2009 due to missed projections and an increased risk profile.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Intangible Assets
Intangibles consist primarily of technology licenses, customer relationships, acquired product technology and other assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from 3 to 15 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from 3 to 10 years.
The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made as required by SFAS 144. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 identified intangible impairment.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using an appropriate discount rate, net of returns on contributory assets. The acquired in-process research and development with no alternative future use is expensed at the acquisition date in accordance with SFAS 141, “Business Combinations.” See Note 7 to the Consolidated Financial Statements.
The value of acquired developed technology is determined by discounting forecasted cash flow directly related to the existing product technology, net of returns on contributory assets.
The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate.
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, royalty income and license fees for its intellectual property which collectively are typically less than 3% of consolidated revenue on an annual basis. Sales of products are generally made through either the Company’s sales force, manufacturers’ representatives or through a distribution network. In accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” the Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from the majority of the Company’s semiconductor products is recognized upon shipment of the product to the buyer from a Company-owned or third-party location. A small percentage of revenue generated from the sale of semiconductor products through a distribution relationship is partially deferred based on the terms specified in the agreement with the distributor. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones as provided for in the agreements. Revenue from cost plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period. The Company additionally licenses its rights to use portions of its intellectual property portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. The Company accounts for license arrangements with multiple deliverables in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” License fee revenue recognition is dependant on the terms of each license agreement which typically include license fees in

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
one or more installments. The Company will recognize license fee revenue (i) upon delivery of the intellectual property and (ii) if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of licensing fees where future performance requirements are required to earn the fee or the fees are otherwise not guaranteed.
Accounts receivable are recorded for all revenue items listed above. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record an allowance against amounts due, and thereby reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and the Company’s historical experience. Based on these factors, the Company’s allowance for doubtful accounts has typically represented less than 1% of sales and accounts receivable write-offs to date have been minimal.
The Company’s terms and conditions do not give its customers the right of return associated with the original sale of its product. However, the Company will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. The reserve is adjusted to reflect changes in the estimated returns versus the original sale of product. Historically, sales returns have not fluctuated as a percent of sales and have remained at approximately 1%.
Shipping and Handling Cost
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.
Research and Development
The Company charges all research and development costs to expense as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.6 million for each of the 2009, 2008 and 2007 fiscal years.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities.
As of April 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is an interpretation of SFAS 109. This interpretation prescribes a minimum recognition threshold that an income tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as determined in accordance with FIN 48 as a component of income tax expense.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the United States. Accordingly, the Company does not provide U.S. income taxes on unremitted foreign earnings as provided for under APB Opinion 23, “Accounting for Income Taxes — Special Areas.”
In accordance with the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), the benefit of the deferred tax asset attributable to U.S. net operating loss (“NOL”) carryforwards from share-based compensation expense deductions, generated prior to adoption of SFAS 123(R), will be recognized only to the extent that taxes payable are reduced.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan
In connection with the merger of a wholly owned subsidiary of the Company with and into Sirenza and the subsequent merger of Sirenza with and into the Company, the Company assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of options to purchase common stock to employees and non-employee directors. This plan permits the grant of incentive, nonqualified, restricted and performance share awards. As of March 28, 2009, 3.6 million shares were available for issuance under the Sirenza 1998 Plan.
2003 Stock Incentive Plan
The Company currently grants stock options and restricted stock awards to employees under the 2003 Stock Incentive Plan (the 2003 Plan). The Company’s shareholders approved the 2003 Stock Plan on July 22, 2003, and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan. The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted units, and performance awards and performance units under the 2003 Plan. On May 21, 2008, and July 8, 2008, the Company granted performance-based restricted stock awards that were awarded on May 6, 2009, after it was determined that certain performance objectives had been met. The number of performance-based shares awarded in 2009 under the 2003 Plan was 2.5 million shares. On May 1, 2007, the Company granted performance-based restricted stock awards that were awarded on March 30, 2008, after it was determined that certain performance objectives had been met. The number of performance based shares awarded in 2008 under the 2003 Plan was 0.7 million shares. In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003, continued in accordance with the terms of the respective plans.
The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 24.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company’s prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 28, 2009, 12.3 million shares were available for issuance under the 2003 Plan.
2006 Directors’ Stock Option Plan
At the Company’s 2006 Annual Meeting of Shareholders, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which replaced the Nonemployee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock have been reserved for issuance under this plan, including shares remaining available for issuance under the prior Non-employee Directors Stock Option Plan. As of March 28, 2009, 0.7 million shares were available for issuance under the 2006 Directors’ Stock Option Plan.
Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which qualifies as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 28, 2009, 1.3 million shares were available for future issuance under this plan and are available for purchase thereunder, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 1.0 million shares under this plan in the year ended March 28, 2009.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
For fiscal years 2009, 2008 and 2007, the primary share-based awards and their general terms and conditions are as follows:
Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date and expire 10 years from the grant date. Restricted stock awards granted by the Company in fiscal year 2009 generally vest over a four-year period from the grant date. Restricted stock awards granted by the Company in fiscal years 2008 and 2007 generally vest over a five-year period from the grant date. Stock options granted to non-employee directors upon re-election to the Board of Directors in fiscal 2007 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested over a two-year period from the grant date and expire 10 years from the grant date. Under the new 2006 Directors Stock Option Plan, stock options granted to non-employee directors in fiscal years 2008 and 2009 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, vests over a two-year period from the grant date and expires 10 years from the grant date.
The options granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise). For such options granted prior to the adoption of SFAS 123(R), the Company will continue to recognize the expense related to these options over the vesting period of the option. With respect to options awarded to certain officers that were granted or modified after the adoption of SFAS 123(R), the Company will recognize the expense for such awards upon grant. In fiscal 2009, share-based compensation of $3.3 million was recognized upon the grant of 1.1 million options and restricted awards to certain officers of the Company. Had the Company applied the new amortization policy under SFAS 123(R) for awards issued prior to the adoption of SFAS 123(R), the impact on total pre-tax share-based compensation expense recognized in its Consolidated Statements of Operations would have been $(1.6) million for the year ended March 28, 2009. For fiscal years 2008 and 2007, the impact would have been $(1.2) million and $(2.9) million, respectively.
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
Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $23.7 million for fiscal 2009, net of expense capitalized into inventory. For both fiscal years 2008 and 2007, the total pre-tax share-based compensation expense recognized was $19.3 million. For fiscal years 2009, 2008 and 2007, $0.0 million, $0.6 million and $0.2 million of share-based compensation expense was capitalized into inventory, respectively.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
As a result of adopting SFAS 123(R), cash flow from operations and cash flow from financing activities did not change as the Company did not recognize any excess tax benefit in fiscal years 2009 and 2007. SFAS 123(R) requires that the cash flows resulting from the tax benefits created by the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Pursuant to this requirement, the Company has classified its fiscal 2008 excess tax benefit as financing cash flows.
A summary of activity of the Company’s director and employee stock option plans follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of March 29, 2008	26,977	$7.05
Granted	436	$3.28
Exercised	(755)	$2.04
Canceled	(4,095)	$7.65
Forfeited	(1,170)	$6.16

Outstanding as of March 28, 2009	21,393	$7.09	4.90	$524

Vested and expected to vest as of March 28, 2009	21,357	$7.10	4.89	$523
Options exercisable as of March 28, 2009	17,418	$7.31	4.26	$523
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $1.37 as of March 28, 2009, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following tables (fiscal 2008 excludes outstanding options assumed under the Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan as a part of the acquisition):

	Fiscal Year
	2009	2008	2007

Expected volatility	77.6%	50.6%	52.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.2	5.2	5.0
Risk-free interest rate	3.1%	4.5%	4.9%
Weighted-average grant-date fair value of options granted during the period	$2.20	$2.91	$3.03
The total intrinsic value of options exercised during fiscal 2009 was $3.0 million. For fiscal years 2008 and 2007, the total intrinsic value of options exercised was $2.8 million and $8.4 million, respectively.
Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $3.4 million for fiscal 2009 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company’s common stock.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The Company used the implied volatility of market-traded options on the Company’s common stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in SFAS 123(R) and the SEC’s Staff Accounting Bulletin No. 107. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company’s common stock and the Company’s assessment that implied volatility is more representative of future common stock price trends than historical volatility.
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
SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.60% for stock options and 1.60% for restricted stock awards.
On November 10, 2005, the FASB issued Staff Position No. SFAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” (SFAS 123R-3). The Company has elected to adopt the alternative transition method provided in SFAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee share-based compensation expense, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding at the Company’s adoption of SFAS 123(R). In addition, in accordance with SFAS 123(R), SFAS 109, and EITF Topic D- 32, “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital pursuant to the ordering provisions of the applicable tax laws.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The following activity has occurred under the Company’s existing restricted share plans:

		Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Balance at March 29, 2008	4,030	$6.22
Granted	5,232	3.44
Vested	(1,565)	6.90
Forfeited	(782)	6.09

Balance at March 28, 2009	6,915	$4.20

As of March 28, 2009, total remaining unearned compensation cost related to nonvested restricted stock was $23.3 million, which will be amortized over the weighted-average remaining service period of 1.54 years.
The total fair value of restricted stock awards vested during fiscal 2009 was $4.4 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2008 and 2007, the total fair value of restricted stock awards vested were $3.7 million and $3.2 million, respectively.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (SFAS 52). The functional currency for most of the Company’s international operations is the U.S. dollar. The functional currency for relatively few of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates during the year. Translation adjustments are shown separately as a component of “accumulated other comprehensive (loss) income” within “shareholders’ equity” in the Consolidated Balance Sheets. Foreign currency transactions gains or losses (transactions denominated in a currency other than the functional currency) are reported in “other (expense) income”, net in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 will also require an accretion of the resultant debt discount over the expected life of the debt. FSP APB 14-1 requires retrospective application to all periods presented, and does not grandfather existing instruments. FSP APB 14-1 is effective for the Company on the first day of fiscal 2010. The adoption of FSP APB 14-1 will likely increase the Company’s non-cash interest expense for past and future reporting periods in its consolidated financial statements. In addition, it will likely reduce the Company’s long-term debt and increase its shareholders’ equity for past reporting periods in the Company’s consolidated financial statements. The Company expects that, upon adoption of FSP APB 14-1, it will record an additional discount of approximately $106 million on its convertible notes and an increase to additional paid-in- capital (excluding the deferred tax impact). The discount on the convertible notes and the change in deferred issuance costs will be amortized over the term of the notes using the effective interest method, which is expected to result in an increase in interest expense of approximately $14 million and approximately $16 million (excluding income tax effect) for fiscal 2008 and fiscal 2009, respectively. During fiscal 2009, the Company extinguished $32.3 million of its 2014 convertible subordinated notes and recorded a gain on extinguishment of $18.3 million. Upon implementation of FSP APB 14-1, the Company expects that such gain will be reduced by approximately $8 million (excluding income tax effect) to account for the unamortized portion of the discount associated with the repurchased notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adopting this pronouncement.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). This statement changes the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption of SFAS 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.
In June 2007, the FASB ratified EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. This issue is effective prospectively for fiscal years beginning after December 15, 2007, or fiscal 2009 for the Company. The adoption of EITF 07-3 did not have an impact the Company’s financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company on the first day of fiscal 2009. At the effective date of SFAS 159, the Company did not choose to elect the fair value option for any items that were not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. During the third quarter of fiscal 2009, the Company entered into a settlement agreement related to its ARS with the securities firm from which the Company purchased all of its level 3 ARS. This settlement agreement represented a put option, and as a result, an up-front election was made by the Company under SFAS 159 to apply the fair value option to the put option (see Note 4 to the Consolidated Financial Statements).
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1, "Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1) and FSP 157-2, “Effective Date of FASB Statement 157” (FSP 157-2). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FASB Staff Position (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations. The adoption of SFAS 157 related to financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. See Note 4 to the Consolidated Financial Statements for further details on the Company’s fair value measurements. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

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
Revenue from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

	Fiscal Year
	2009	2008	2007

Customer 1	52%	59%	44%
Customer 2	8%	14%	30%
As of March 28, 2009, customer 1 had an accounts receivable balance representing approximately 56.4% of the Company’s total accounts receivable balance. As of March 29, 2008, customers 1 and 2 had accounts receivable balances representing approximately 41% and 21%, respectively, of the Company’s total accounts receivable balance. At March 31, 2007, customers 1 and 2 had accounts receivable balances representing approximately 46% and 31%, respectively, of the Company’s total accounts receivable balance.
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Investments
As of March 28, 2009 and March 29, 2008, available-for-sale securities and trading securities were included in the following captions in the Company’s Consolidated Balance Sheets (in thousands):

	Available-for-			Per
	sale	Trading		March 28, 2009
Balance Sheet Caption	investments	securities	Cash	Balance Sheet

Cash and cash equivalents	$102,757	$—	$70,232	$172,989
Short-term investments	93,527	—	—	93,527
Long-term investments	2,200	17,983	—	20,183

Total	$198,484	$17,983	$70,232	$286,699

	Available-for-			Per
	sale	Trading		March 29, 2008
Balance Sheet Caption	investments	securities	Cash	Balance Sheet

Cash and cash equivalents	$55,487	$—	$74,263	$129,750
Short-term investments	100,841	—	—	100,841
Long-term investments	26,336	—	—	26,336

Total	$182,664	$—	$74,263	$256,927

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
The following is a summary of available-for-sale securities as of March 28, 2009, and March 29, 2008 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 28, 2009
U.S government/agency securities	$158,339	$104	$(45)	$158,398
Corporate debt securities	—	—	—	—
Auction rate securities	2,200	—	—	2,200
Commercial paper	—	—	—	—
Money market funds	37,886	—	—	37,886

	$198,425	$104	$(45)	$198,484

March 29, 2008
U.S government/agency securities	$64,743	$972	$—	$65,715
Corporate debt securities	43,700	99	(239)	43,560
Auction rate securities	27,300	—	(964)	26,336
Commercial paper	8,989	1	—	8,990
Money market funds	38,063	—	—	38,063

	$182,795	$1,072	$(1,203)	$182,664

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 28, 2009, and March 29, 2008.
There was $0.8 million of gross realized losses and $0.3 million of gross realized gains on available-for-sale securities included in fiscal 2009 earnings. In fiscal 2008 the gross realized gains and losses on available-for-sale securities were immaterial.
The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	March 28, 2009		March 29, 2008
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$196,225	$196,284	$70,038	$70,045
Due after one year through five years	—	—	85,457	86,283
Due after ten years	2,200	2,200	27,300	26,336

Total investments in debt securities	$198,425	$198,484	$182,795	$182,664

The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months are as follows (in thousands): 1

	March 28, 2009		March 29, 2008
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S government/agency securities	$41,904	$(45)	$—	$—
Auction rate securities	—	—	19,536	(964)
Corporate debt securities	—	—	6,161	(239)

Total investments with unrealized losses	$41,904	$(45)	$25,697	$(1,203)

[1]	There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater on March 28, 2009, and March 29, 2008.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Fair Value of Financial Instruments
On a quarterly basis, the Company measures the fair value of its marketable securities and trading securities, which are comprised of U.S. government/agency securities, corporate debt securities, ARS and commercial paper. Marketable securities are reported at fair value in cash and cash equivalents, short-term investments and long-term investments on the Company’s Consolidated Balance Sheet. The related unrealized gains and losses net of tax are included in “accumulated other comprehensive (loss) income”, a component of shareholders’ equity. Trading securities are included in “long-term investments” with the related unrealized gains and losses recorded in earnings.
SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of March 28, 2009 (in thousands):

		Quoted Prices In
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

U.S government/agency securities	$158,398	$158,398	$—	$—
Auction rate securities	20,183	—	2,200	17,983
Put option	2,517	—	—	2,517
Money market funds	37,886	37,886	—	—

	$218,984	$196,284	$2,200	$20,500

During fiscal 2009, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate
	Securities	Put Option
Level 3 balance at March 29, 2008	$19,536	$—
Unrealized loss included in other (expense) income	(2,517)	—
Unrealized gain included in other comprehensive income	964	—
Unrealized gain from put option	—	2,517

Level 3 balance at March 28, 2009	$17,983	$2,517

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations which are municipalities of various U.S. state governments. The student loans backing these securities fall under the Federal Family Education Loan Program (“FFELP”), which is supported and guaranteed by the United States Department of Education. The Company’s ARS have contractual maturities of 19 to 36 years.
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
In the fourth quarter of fiscal 2008, the Company was informed that there was insufficient demand at auctions for its ARS. As a result, the level 3 securities are currently not liquid and the interest rate on such securities has been reset to a predetermined higher rate. Insufficient demand for certain ARS may continue. In fiscal 2008 the Company reclassified $26.3 million of ARS from “short-term investments” to “long-term investments” using specific identification. As of March 28, 2009, “long-term investments” totaled $20.2 million.
In the second quarter of fiscal 2009, the securities firm from which the Company purchased all of its level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain clients holding ARS. In accordance with this settlement, the securities firm has agreed to offer the Company the right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. In addition, the securities firm has agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding level 3 ARS pending the securities firm’s purchase of the Company’s ARS.
In the third quarter of fiscal 2009, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its level 3 ARS. The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, and is a registered, nontransferable security accounted for as a put option and recorded at fair value. The Company elected fair value accounting under SFAS 159 in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The acceptance of the option and election of fair value led to a $2.5 million unrealized gain included in “other (expense) income” with the put option asset recorded in “other non-current assets” as of March 28, 2009. The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.
With acceptance of the settlement agreement, the level 3 ARS previously reported as available-for-sale have been transferred to trading securities and continue to be classified as “long-term investments.” As a result of the reclassification into trading securities, $2.5 million has been recorded in unrealized losses and reported in “other (expense) income” as of March 28, 2009.
Given the liquidity issues, the fair values of the student loan ARS could not be estimated based on observable market prices. The Company estimated the ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of March 28, 2009. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
During the second quarter of fiscal 2007, Jazz Semiconductor, Inc. (Jazz) entered into a merger with Acquicor Technology Inc. As a result of this announcement and the Company’s intention to sell its equity interest in Jazz, the Company recorded an impairment charge of $33.9 million and reduced its investment in Jazz to $25.4 million. During the fourth quarter of fiscal 2007, Jazz announced the completion of its merger with Acquicor Technology and as a result, the Company received cash of approximately $23.1 million. During fiscal 2008, the Company received cash related to its hold-back provision of $1.7 million and recorded an additional impairment of $0.5 million.
The Company has partially applied SFAS 157 due to the election of the partial deferral allowed under FSP 157-2. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The non-financial assets and non-financial liabilities that were measured at fair value in financial statements in fiscal 2009 are goodwill, intangibles and impaired assets (included in property and equipment on the Consolidated Balance Sheet).
5. INVENTORIES
The components of inventories are as follows (in thousands):

	Fiscal Year
	2009	2008

Raw materials	$55,753	$65,251
Work in process	44,125	70,167
Finished goods	53,277	85,663

	153,155	221,081
Inventory reserves	(39,544)	(30,328)

Total inventories	$113,611	$190,753

During fiscal 2009, inventory reserves increased and resulted in a charge to “cost of goods sold” of approximately $21.0 million as a result of the significant reduction in demand for the Company’s products in the second half of fiscal 2009.
6. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the fiscal year ended March 28, 2009, is as follows (in thousands):

Balance as of March 29, 2008	$701,317
Impairment	(619,551)
Acquisition of UMC	12,786
Adjustments during the period	1,076

Balance as of March 28, 2009	$95,628

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. GOODWILL AND INTANGIBLE ASSETS (continued)
Goodwill is tested for impairment at the reporting unit level. SFAS 142 describes a reporting unit as an operating segment or one level below the operating segment (depending on whether certain criteria are met), as that term is used in SFAS 131. Although the Company has one reporting segment pursuant to the aggregation criteria set forth in SFAS 131, the Company has two reporting units pursuant to paragraph 30 of SFAS 142 as of March 28, 2009 (Cellular Products Group and Multi-Markets Product Group). Goodwill has been allocated to the Company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill.
The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal 2008 without a need to expand the impairment test to step two of SFAS 142. However, during the third quarter of fiscal 2009, indicators of potential impairment caused the Company to conduct an interim impairment test which was performed as of November 22, 2008. Those indicators included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment. In accordance with SFAS 142, the Company completed step one of the impairment analysis and estimated the fair value of its reporting units using certain assumptions including two generally accepted valuation methodologies: (i) the income approach — discounted cash flows, and (ii) the market approach — enterprise value and guideline company analysis. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to the Company’s market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. The Company’s market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.
The discount rate used is the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company’s weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performs sensitivity tests with respect to growth rates and discount rates used in the income approach. The Company believes the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a slightly higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting units. The Company’s methodologies used for valuing goodwill during fiscal 2009 has not changed from fiscal 2008.
As the fair value of the reporting unit was determined to be less than the carrying value, the Company performed a step-two analysis in accordance with SFAS 142 in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. In applying both the Company’s SFAS 142 analyses it considered EITF 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test of FASB Statement No. 142” as appropriate.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. GOODWILL AND INTANGIBLE ASSETS (continued)
The Company’s impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.
As a result of the impairment review, the Company subsequently concluded that as of November 22, 2008, the fair value of both of its reporting units was below their respective carrying values. As such, the Company completed a step-two analysis in accordance with SFAS 142 in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. Based on the work performed and in accordance with SFAS 142, the Company recorded an estimated goodwill impairment charge of $609.0 million in “other operating expense” in the Consolidated Statements of Operations for the three- and nine-months ended December 27, 2008. During the fourth quarter of fiscal 2009, the Company finalized its goodwill impairment analysis, and as a result, an additional goodwill impairment adjustment of approximately $10.6 million was recorded in the financial statements for the quarter ended March 28, 2009. The total goodwill impairment was $619.6 million in fiscal 2009, of which $526.5 million related to the MPG reporting unit and $93.1 million related to the CPG reporting unit. The remaining goodwill of $95.6 million was allocated to the MPG reporting unit.
Goodwill increased by $12.8 million as a result of the acquisition of UMC on April 26, 2008 (see Note 7 to the Consolidated Financial Statements). The remaining increase relates to the refining of the fair values of the assets acquired and liabilities assumed in the Sirenza acquisition as part of the allocation period.
As of March 28, 2009, approximately $6.1 million of net goodwill related to the Sirenza acquisition was deductible for income tax purposes in future periods.
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 28, 2009		March 29, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets:
Technology licenses	$10,746	$7,421	$10,851	$7,052
Customer relationships	43,100	1,727	83,490	3,454
Acquired product technology and other	85,566	9,073	134,634	13,397

Total	$139,412	$18,221	$228,975	$23,903

During fiscal 2009, customer relationships increased by $1.7 million and acquired product technology and other increased by $7.3 million due to the acquisition of UMC (see Note 7 to the Consolidated Financial Statements). Customer relationships and acquired product technology are being amortized on a straight-line basis over 10 years and 6 years, respectively. The in-process research and development with no alternative future use that the Company acquired from UMC ($1.4 million) was charged to “other operating expense” at the acquisition date in accordance with SFAS 141.
During fiscal 2008, acquired product technology increased due to the acquisition of Sirenza’s developed technology ($127.5 million) and order backlog ($1.8 million). The developed technology acquired from Sirenza is being amortized on a straight-line basis over six years (and such amortization is included in “cost of goods sold”) and the order backlog acquired from Sirenza was fully amortized during fiscal 2008. Customer relationships acquired from Sirenza of $83.2 million are being amortized on a straight-line basis over 10 years and such amortization was included in marketing and selling expense. The acquired in-process research and development with no alternative future use of $13.9 million was charged to “other operating expense” at the acquisition date in accordance with SFAS 141.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. GOODWILL AND INTANGIBLE ASSETS (continued)
The carrying values of finite-lived intangible assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, in accordance with SFAS 144.
During the third quarter of fiscal 2009, indicators were present that caused the Company to conduct an interim assessment of the recoverability of its intangible assets as of November 22, 2008. Those indicators included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment. Therefore, the Company performed an impairment analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets, and it was determined that a potential impairment was present. As a result of this analysis, the Company was required to determine the fair value of its finite-lived intangible assets and compare the fair value to the carrying value. The value of acquired developed technology was determined by discounting forecasted cash flow directly related to the developed technology, net of returns on contributory assets. The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate. As a result, the carrying value exceeded the fair value and the Company recorded impairments of $33.7 million related to developed technology and $33.3 million related to customer relationships. The impairment charges were recorded in “other operating expense” in the Statement of Operations for the fiscal year ended March 28, 2009.
Intangible asset amortization expense was $26.2 million, $13.2 million and $2.0 million in fiscal years 2009, 2008 and 2007, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Fiscal Year Ending	Expense

2010	$18,720
2011	18,720
2012	18,610
2013	18,270
2014	17,942
7. BUSINESS COMBINATIONS
Universal Microwave Corporation
On April 26, 2008, the Company acquired UMC for approximately $24.1 million in cash including transaction costs of $0.9 million. UMC designs and manufactures high performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets. The acquisition of UMC furthers the Company’s diversification strategy.
The total purchase price of $24.1 million was preliminarily allocated to assets acquired of $16.7 million (including identifiable intangible assets of $10.4 million) and liabilities assumed of $5.3 million (based on their fair values as determined by the Company as of April 26, 2008), and resulted in goodwill of $12.8 million.
While the Company continues to obtain information to refine the fair values of the assets acquired and liabilities assumed, the preliminary allocation of the purchase price is substantially complete. As the Company completes its tax filings for the period reflecting the transactions, additional adjustments may be required to the deferred tax balances. This process of finalizing the fair values of assets and liabilities assumed may result in additional adjustments to the purchase price allocation and the amount of goodwill during the first quarter of fiscal 2010.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)
UMC’s results of operations are included in the Company’s income statement for the period of April 26, 2008, through March 28, 2009. The results of UMC are not significant to the overall results of the Company.
Filtronic Compound Semiconductors Limited
During the fourth quarter of fiscal 2008, the Company completed its acquisition of Filtronic, a wholly owned subsidiary of Filtronic PLC. The acquisition price included the purchase of Filtronic’s six-inch GaAs wafer fabrication facility (“fab”) at Newton Aycliffe, United Kingdom and the purchase of Filtronic’s millimeter wave RF semiconductor business.
The total purchase price of $22.7 million (net of working capital refund of $3.6 million) was allocated to the assets acquired and liabilities assumed based on their fair values as determined by the Company as of February 28, 2008.
Under the terms of the acquisition transaction, Filtronic was required as of February 28, 2008, to have a certain amount of minimum working capital. Filtronic’s working capital fell below the required working capital threshold, and as a result, Filtronic refunded $3.6 million of the original purchase price of $26.3 million (which includes transaction costs of $1.4 million) to the Company during the first quarter of fiscal 2009.
Sirenza Microdevices, Inc.
On November 13, 2007, the Company completed its acquisition of Sirenza pursuant to the Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among the Company, Iceman Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Sirenza (the “Merger Agreement”). In accordance with the terms and conditions of the Merger Agreement, the Company acquired Sirenza through the merger of Merger Sub with and into Sirenza, following which Sirenza, as the surviving corporation and a wholly-owned subsidiary of the Company, merged with and into the Company (together, the “Mergers”). Prior to the Mergers, Sirenza was a publicly held supplier of radio frequency components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets. Sirenza’s products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. The acquisition of Sirenza is expected to enable the Company to diversify its revenue and improve gross margins.
The total purchase price was approximately $880.7 million and consisted of cash consideration of $293.2 million, approximately 95.6 million equity securities valued at $577.4 million, which include common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $10.1 million in transaction costs. Under the terms of the Merger Agreement, each outstanding share of Sirenza’s common stock was exchanged for a combination of 1.7848 shares of the Company’s common stock and $5.56 in cash. Under the purchase method of accounting and the guidance of EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the equity consideration was determined using an average of the Company’s closing share prices beginning two days before and ending two days after August 13, 2007, the date on which the acquisition was announced, or $6.04 per share. In accordance with SFAS 123(R), the fair value of issued and vested awards assumed by the Company were recognized as an element of the purchase price with the fair value of the assumed options estimated using the Black-Scholes model.
Options to purchase Sirenza common stock that were outstanding immediately prior to the Mergers were assumed by the Company and converted into options to purchase the Company’s common stock that are subject to the same vesting and other conditions that applied to the Sirenza options immediately prior to the Mergers. Performance share awards (PSAs) for Sirenza common stock that were outstanding immediately prior to the Mergers were assumed by the Company and converted into contingent rights to acquire the Company’s common stock that are subject to the same vesting and other conditions that applied to the Sirenza PSAs immediately prior to the Mergers. Shares of Sirenza common stock underlying restricted stock awards (RSAs) that were subject to forfeiture risks, repurchase options or other restrictions immediately prior to the Mergers were converted into shares of the Company’s common stock and/or cash and remain subject to the same restrictions that applied to the Sirenza RSAs immediately prior to the Mergers.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)
The total purchase price components for the Sirenza acquisition are as follows (in thousands):

Fair value of RFMD common stock issued to Sirenza shareholders	$568,285
Cash consideration to Sirenza shareholders	293,229
Fair value of RFMD vested common stock awards issued as consideration for replacement of outstanding Sirenza vested common stock awards	9,094
Transaction costs	10,068

Total purchase price	$880,676

The total purchase price of $880.7 million was allocated to the assets acquired and liabilities assumed based on their fair values as determined by RFMD as of November 13, 2007, as follows (in thousands):

Cash	$43,928
Accounts receivable	22,335
Inventory	32,413
Other current assets	1,800
Property, plant and equipment	16,168
Other non-current assets	300
Identifiable intangible assets:
Developed technology	127,520
Customer relationships	83,190
In-process research and development	13,860
Order backlog	1,760
Goodwill	592,681

Total assets	935,955

Accounts payable and accruals	(27,602)
Other current liabilities	(2,148)
Deferred taxes, net	(23,230)
Long-term liabilities	(2,299)

Total purchase price	$880,676

The in-process research and development relates to projects that the Company acquired from Sirenza which were at various stages and had no alternative future use at the time of the acquisition. These projects were determined to have a value of $13.9 million which was charged to “other operating expense” at the acquisition date in accordance with SFAS 141. The value of the acquired in-process research and development was determined by discounting forecasted cash flow directly related to the products expected to result from the subject research and development, net of returns on contributory assets.
The excess of the purchase price over the fair value of assets acquired and liabilities assumed, resulted in goodwill of approximately $592.7 million. In accordance with SFAS 142, the goodwill is not being amortized and is evaluated for impairment on an annual basis (see Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment).
The Company established the valuation of Sirenza with the assistance of a reputable financial advisor that included a fairness opinion addressing the Sirenza purchase price, as described in the Company’s combined proxy statement/prospectus on Form S-4 filed with the Commission on September 13, 2007. The critical factors contributing to the determination of the purchase price paid for Sirenza included the expectation to diversify the Company’s revenue and improve its margins by significantly increasing the Company’s addressable market and increasing the dollar content penetration of existing markets. The Company also expected to realize significant value from the development of new product technologies, the acquisition of an experienced assembled workforce, and the expected synergies from combining the acquiring and acquired entities’ net assets and businesses. In addition, financial forecasts, earnings and cash flows of Sirenza as well as the potential pro forma impact of the acquisition were also considered in the determination of the purchase price. The Company paid a premium of approximately 17% over the trading price of Sirenza on the date of announcement of the transaction. The purchase price was comparable with valuation multiples of publicly traded companies that were deemed to be relevant.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)
Sirenza’s results of operations are included in the Company’s income statement for the period of November 14, 2007 through March 29, 2008. During fiscal 2008, the Company expensed $0.9 million of severance costs related to headcount reductions resulting from the combination of the Company and Sirenza and as of March 29, 2008, the restructuring reserve related to these severance costs was approximately $1.4 million.
The following unaudited pro forma consolidated financial information for fiscal 2008 and 2007 assumes that the Sirenza acquisition, which closed on November 13, 2007, was completed at the beginning of the periods presented below (in thousands):

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
8. LEASES
The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 8.5% to 12.6% as of March 28, 2009. Equipment under capital lease arrangements is included in property and equipment and has a cost of approximately $0.6 million and $0.8 million and related accumulated amortization of $0.2 million and $0.1 million as of March 28, 2009, and March 29, 2008, respectively. Capital lease amortization totaling approximately $0.2 million, $0.1 million and $0.0 million is included in depreciation expense for fiscal years 2009, 2008 and 2007, respectively.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The terms of these operating leases range from approximately 1 year to 22 years. Several have renewal options up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The terms of these operating leases range from less than one year to three years. As of March 28, 2009, the total future minimum lease payments were approximately $51.3 million related to facility operating leases and approximately $0.6 million related to equipment operating leases.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
8. LEASES (continued)
Minimum future lease payments under non-cancelable capital and operating leases as of March 28, 2009, are as follows (in thousands):

Fiscal Years	Capital	Operating
2010	$167	$11,077
2011	57	9,811
2012	—	8,583
2013	—	6,899
2014	—	5,073
Thereafter	—	10,459

Total minimum payment	$224	$51,902

Less amounts representing interest	15

Present value of minimum lease payments	209
Less current portion	154

Obligations under capital leases, less current portion	$55

The current and long-term obligations under capital leases are included in “other current liabilities” and “other long-term liabilities” on the balance sheet, respectively.
Rent expense under operating leases, including facilities and equipment, was approximately $12.1 million (with an additional $15.6 million in lease termination costs included in restructuring), $11.6 million, and $11.1 million for fiscal years 2009, 2008 and 2007, respectively.
Sale-Leaseback
The Company completed a sale-leaseback transaction with respect to the Company’s corporate headquarters in March 2001. The transaction included the sale of the land and building for total consideration of $13.4 million. The lease covers an initial term of 15 years with options to extend the lease for two additional periods of 10 years each. Annual rent expense is approximately $1.3 million for each of the first five years and escalates by 2% each year thereafter. The Company has been recognizing rent expense on a straight-line basis in accordance with SFAS No. 13, "Accounting for Leases” (SFAS 13), starting with the beginning of the lease term. The transaction was deemed a normal leaseback as defined in SFAS No. 98, “Accounting for Leases — Sales-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, Initial Direct Costs of Direct Financing Leases.” The Company recorded a sale and operating lease, thus removing the property from the Company’s Consolidated Balance Sheet, and is deferring the profit of $1.4 million over the 15-year lease term in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS 13.
9. LONG-TERM DEBT
Debt at March 28, 2009, and March 29, 2008 is as follows (in thousands):

	March 28, 2009	March 29, 2008
Convertible subordinated notes due August 2010, net of discount	$206,143	$228,330
Convertible subordinated notes due 2012, net of discount	197,326	196,465
Convertible subordinated notes due 2014, net of discount	140,420	171,649
Bank loan	6,729	6,556
No net cost credit line	13,500	—
Equipment term loan, net of discount	13,750	18,180

Subtotal	577,868	621,180
Less current portion of equipment term loan	4,839	4,482

Total long-term debt	$573,029	$616,698

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT (continued)
Aggregate debt maturities as of March 28, 2009, are as follows (in thousands):

Fiscal Years
2010	$4,822
2011	224,771
2012	3,800
2013	204,055
2014 and thereafter	140,420

Total	$577,868

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
Holders may convert either series of notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. The maximum number of shares issuable upon conversion of these notes as of March 28, 2009, is approximately 33.1 million shares (subsequent to the repurchase by the Company of $32.3 million principal amount of the notes due in 2014), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT (continued)
Holders of the notes are entitled to the benefits of a Registration Rights Agreement, dated as of April 4, 2007, between the Company and Merrill Lynch. Pursuant to the Registration Rights Agreement, the Company filed a shelf registration statement with the Securities and Exchange Commission on July 3, 2007, covering resales of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was automatically effective upon filing. The Company has agreed to keep the shelf registration statement effective until the earlier of (1) the sale pursuant to the shelf registration statement of the notes and all of the shares of common stock issuable upon conversion of the notes; (2) the date when the holders are able to sell all such securities immediately pursuant to Rule 144 promulgated under the Act; or (3) the date that is two years from the date of filing of the shelf registration statement.
During fiscal 2009, the Company repurchased $32.3 million principal amount of the notes due in 2014 at an average price of $41.47, which resulted in a gain of approximately $18.3 million.
The Company’s 0.75% convertible subordinated notes had a fair value of $114.5 million (excluding the notes that were repurchased during fiscal 2009) and $140.4 million as of March 28, 2009 and March 29, 2008, respectively. The Company’s 1.00% convertible subordinated notes had a fair value of $78.1 million and $113.9 million as of March 28, 2009 and March 29, 2008, respectively.
In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. As of March 28, 2009, the notes are convertible into a total of approximately 27.1 million shares (subsequent to the repurchase by the Company of $23.0 million principal amount of the notes due in 2010), of the Company’s common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date. The trading value of the Company’s common stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method.
During fiscal 2009, the Company repurchased $23.0 million principal amount of the notes due in 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million.
The Company’s 1.50% convertible subordinated notes had a fair value of $180.1 million (excluding the notes that were repurchased during fiscal 2009) and $207.0 million as of March 28, 2009 and March 29, 2008, respectively, on the PORTAL Market. The convertible notes due 2010 are unsecured and unsubordinated to the Company’s existing and future senior debt and other liabilities of the Company’s subsidiaries.
No Net Cost Credit Line
In November 2008, the Company entered into an agreement with the securities firm that holds the Company’s level 3 ARS under which the securities firm will give the Company the right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. Included in the agreement was the option to take out a “no net cost” credit line (Credit Line Agreement), which means that the interest that the Company will pay on the credit line obligation will not exceed the interest that the Company receives on its level 3 ARS, which are pledged as first priority collateral for this loan. The ARS pledged as collateral for the loan had a market value of $18.0 million as of March 28, 2009. Pursuant to the terms and conditions of the Credit Line Agreement the Company may borrow up to 75% of the market value of its outstanding level 3 ARS. In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time. However, if the securities firm exercises this right the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. LONG-TERM DEBT (continued)
During the fourth quarter of fiscal 2009, the Company executed on the Credit Line Agreement and drew up to the 75% stated limit, or $13.5 million as determined by the securities firm. The credit line will become payable when the securities firm receives the proceeds from purchases of the Company’s ARS. As of March 28, 2009, the “no net cost” credit line is recorded in long-term debt on the Consolidated Balance Sheet.
Other Debt
During the first quarter of fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of March 28, 2009, this loan was equivalent to approximately $6.7 million (with the amount fluctuating based on currency rates). The proceeds were used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 7.02% effective as of October 30, 2008, which is the most recent published rate available as of March 28, 2009). The Company has received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan.
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
10. RETIREMENT BENEFIT PLANS
Germany Defined Benefit Pension Plan
The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with a benefit obligation of approximately $2.6 million and $3.0 million as of March 28, 2009, and March 29, 2008, respectively, which is included in “accrued liabilities” and “other long-term liabilities” in the Consolidated Balance Sheet. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of March 28, 2009, and March 29, 2008. The net periodic benefit costs were approximately, $0.3 million, $0.1 million and $0.0 million for fiscal years 2009, 2008 and 2007 respectively.
The Company’s practice is to fund its pension plan in amounts at least sufficient to meet the minimum requirements of applicable local laws and regulations. Depending on the design of the plan, local custom and market circumstances, the minimum liabilities of a plan may exceed qualified plan assets. The Company accrues for all such liabilities, in accordance with SFAS 158 “Employers’ Accounting for Defined Benefit Pension & Other Post Retirement Plans.”

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. RETIREMENT BENEFIT PLANS (continued)
U.S. Defined Contribution Plan
Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations). Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of five continuous years of service. The Company contributed $3.7 million, $4.7 million and $3.6 million to the plan during fiscal years 2009, 2008 and 2007, respectively. The Company decreased contributions to the 401(k) plan in fiscal year 2009 due to the adverse macroeconomic business environment. The increase in Company contributions in fiscal year 2008 was due to the increase in the number of participating employees following the Sirenza acquisition.
U.K. Defined Contribution Plan
Employees of the Company’s U.K. subsidiary are eligible to participate in a stakeholder pension plan immediately upon hire. An employee may invest their earnings in the stakeholder pension plan and receive a tax benefit based upon U.K. legislation. Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. The Company contributed $0.7 million and $0.1 million to the plan during fiscal years 2009 and 2008, respectively.
11. RESTRUCTURING AND ASSET SALE
Restructuring resulting from adverse macroeconomic business environment
During the second half of fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges.
In the fourth quarter of fiscal 2009, the Company initiated additional reductions due to the adverse macroeconomic business environment. The Company decided to outsource certain non-core manufacturing operations and consolidate the Shanghai test and assembly operations with its primary test and assembly facility in Beijing, China. The Company also decided to decrease operating expense including the elimination of approximately 100 jobs worldwide, or approximately 2% of the Company’s global workforce, along with reductions in supporting expense.
The Company recorded restructuring charges of approximately $67.1 million in fiscal 2009 related to one-time employee termination benefits, impaired assets (including property and equipment totaling $51.4 million) and lease and other contract termination costs. The fair value of the impaired assets was estimated on a held and used basis based on the discounted cash flow method in accordance with SFAS 144. The restructuring charges were recorded in “other operating expense.” In addition, as a result of this restructuring, the Company has $0.7 million of property and equipment that is classified as held for sale in accordance with SFAS 144, as of March 28, 2009. These assets are being actively marketed and are expected to be sold within one year.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. RESTRUCTURING AND ASSET SALE (continued)
The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring plan during the year ended March 28, 2009 (in thousands):

	One-Time		Lease and
	Employee		Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 29, 2008	$—	$—	$—	$—
Costs incurred and charged to expense	4,390	51,432	11,292	67,114
Cash payments	(2,483)	—	(386)	(2,869)
Non-cash settlement	—	(51,432)	—	(51,432)

Accrued restructuring balance as of March 28, 2009	$1,907	$—	$10,906	$12,813

The current and long-term restructuring obligations totaling $12.8 million are included in “accrued liabilities” and “other long-term liabilities” in the Consolidated Balance Sheet.
The Company has incurred and expects to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	2009	Thereafter	Total
One-time employee termination benefit costs	$4,390	$771	$5,161
Asset impairments	51,432	—	51,432
Lease and other contract termination costs	11,292	6,276	17,568

Total restructuring charges	$67,114	$7,047	$74,161

As of March 28, 2009, the Company expects to record approximately $7.0 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination benefits.
Fiscal 2009 restructuring to reduce or eliminate investments in wireless systems
In the first quarter of fiscal 2009, the Company initiated a restructuring to reduce or eliminate its investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities. Additionally, the Company consolidated its production test facilities in an effort to reduce cycle time, better serve its customer base and improve its overall profitability.
As part of this restructuring, the Company reduced its global workforce by approximately 10 percent. The Company recorded restructuring charges of approximately $47.1 million in fiscal 2009 related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs. The fair value of the impaired assets was estimated based on quoted market prices of similar assets. The restructuring charges were recorded in “other operating expense.” In addition, as a result of this restructuring, the Company had $2.6 million of property and equipment that is classified as held for sale in accordance with SFAS 144, as of March 28, 2009. These assets are being actively marketed and are expected to be sold within one year. During fiscal 2009, the Company recognized a gain of

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. RESTRUCTURING AND ASSET SALE (continued)
$0.7 million on the sale of assets classified as held for sale.
The following table summarizes restructuring activities associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems during the year ended March 28, 2009 (in thousands):

	One-Time		Lease and
	Employee		Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 29, 2008	$—	$—	$—	$—
Costs incurred and charged to expense	9,023	24,573	13,473	47,069
Cash payments	(8,865)	—	(8,464)	(17,329)
Non-cash settlement	(97)	(24,573)	(1,849)	(26,519)

Accrued restructuring balance as of March 28, 2009	$61	$—	$3,160	$3,221

The current and long-term restructuring obligations totaling $3.2 million are included in “accrued liabilities” and “other long-term liabilities” in the Consolidated Balance Sheet.
The Company has incurred and expects to incur the following restructuring charges associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	2009	Thereafter	Total
One-time employee termination benefit costs	$9,023	$—	$9,023
Asset impairments	24,573	—	24,573
Lease and other contract termination costs	13,473	2,628	16,101

Total restructuring charges	$47,069	$2,628	$49,697

As of March 28, 2009, the restructuring to reduce or eliminate the Company’s investment in wireless systems is substantially completed. The Company expects to record approximately $2.6 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities.
Bluetooth® sale and related restructuring charges
In December 2006, the Company sold substantially all of its Bluetooth® assets to QUALCOMM for a cash purchase price of $39.0 million and the assumption by QUALCOMM of certain liabilities. These assets related to the Company’s Bluetooth® 2.0 Enhanced Data Rate products with HCI Interface embodied in the Company’s next-generation RF4000 series products, the next-generation radio radio/modem component SiW1722, as well as associated fixed assets, intellectual property, inventory and receivables. The Company will retain and continue to sell and support certain Bluetooth® specification version 1.2 qualified products, including its radio/modem products SiW1712 and SiW1721 and HCI interface products, the SiW3000 and SiW3500.
On December 15, 2006 (the closing date of the transaction with QUALCOMM), the Company received cash of approximately $32.6 million (net of transaction costs), with the remaining $5.9 million of the cash purchase price being retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company, which include indemnification for losses arising out of any breach by the Company of any representations, warranties or covenants contained

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. RESTRUCTURING AND ASSET SALE (continued)
in the Asset Purchase Agreement with QUALCOMM. During the first quarter of fiscal 2009, the Company received a final cash payment of approximately $5.9 million. The $5.9 million receivable was included in current assets in the Company’s consolidated financial statements at March 29, 2008 and March 31, 2007. As a result of this asset sale, the Company recognized a gain of approximately $36.4 million (net of approximately $0.5 million in costs associated with the sale) which is included in “other operating expense (income)” in the Company’s consolidated financial statements in fiscal 2007. The Company also incurred restructuring expenses totaling approximately $1.4 million in fiscal 2008 and $2.5 million in fiscal 2007 (related to lease costs and miscellaneous administrative expenses), which are included in “other operating expense (income)” in the Company’s consolidated financial statements.
12. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2009	2008	2007

United States	$(858,340)	$(39,861)	$75,256
Foreign	1,825	11,952	11,143

Total	$(856,515)	$(27,909)	$86,399

The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year
	2009	2008	2007

Current (expense) benefit:
Federal	$19	$341	$(1,562)
State	28	(50)	220
Foreign	(10,120)	(3,713)	(3,061)

	(10,073)	(3,422)	(4,403)

Deferred (expense) benefit:
Federal	(27,505)	26,854	(868)
State	4,382	5,421	(71)
Foreign	(8,913)	4,802	2,359

	(32,036)	37,077	1,420

Total	$(42,109)	$33,655	$(2,983)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. The deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2009	2008

Deferred income tax assets:
Allowance for bad debts	$381	$295
Warranty reserve	511	737
Inventory reserve	15,170	11,317
Accrued vacation	2,112	3,594
Sale/leaseback	289	325
Write-down of investment	4,654	4,678
Investment loss (income)	1,710	1,718
Equity compensation	19,329	13,681
Capitalized research and development expenses	4,681	8,157
Accumulated depreciation/basis difference	53,062	50,762
Net operating loss carry-forwards	74,293	63,482
Research and other credits	41,938	40,714
Capital loss carry-forward	—	1,072
Other deferred assets	9,412	2,664
Other comprehensive income	—	48

Total deferred income tax assets	227,542	203,244
Valuation allowance	(163,701)	(38,792)

Net deferred income tax asset	$63,841	$164,452

Deferred income tax liabilities:
Accumulated depreciation/basis difference	$—	$(27,463)
Amortization and purchase accounting basis difference	(44,337)	(77,986)
Deferred gain	(4,274)	(1,862)
Inventory	—	(1,923)
Other deferred liabilities	(180)	(858)
Other comprehensive income	(22)	—

Total deferred income tax liabilities	(48,813)	(110,092)

Net deferred income tax asset	$15,028	$54,360

Amounts included in Consolidated Balance Sheets:
Current assets	$21,265	$35,058
Current liabilities	(130)	(167)
Non-current assets	14,755	30,078
Non-current liabilities	(20,862)	(10,609)

Net deferred income tax asset	$15,028	$54,360

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
At March 28, 2009, the Company has recorded a $163.7 million valuation allowance against deferred tax assets. This consists of $128.4 million related to U.S. domestic deferred tax assets, $1.8 million related to China deferred tax assets and $33.5 million related to U.K. deferred tax assets. Each of these valuation allowances were established in accordance with SFAS 109 as it is management’s opinion that it is more likely than not that these benefits may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. It is management’s intent to evaluate the realizability of these deferred tax assets on a quarterly basis. Of the valuation allowance, $3.6 million was recorded against goodwill to offset the tax benefit of net operating losses, credits and other deductions recorded in goodwill and $0.3 million was recorded against equity to offset the tax benefit of employee stock compensation recorded in equity.
A $38.8 million valuation allowance against the Company’s domestic state and U.K. deferred tax assets existed as of the end of fiscal 2008. During fiscal 2009 the valuation allowance against deferred tax assets increased by $124.9 million. This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill; increases of $116.1 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $14.1 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009 and which increases were recorded as an income tax expense during the fiscal year; a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year; and a $7.6 million decrease related to the impact from the change in the exchange rate for the Pound Sterling on the valuation allowance for U.K. deferred tax assets existing as of the beginning of the fiscal year, which amount was offset by a corresponding decrease in the U.S. dollar-denominated amount of the related U.K. deferred tax assets. The $132.0 million for changes in the valuation reserve recorded as an income tax expense were non-cash expenses.
At March, 31, 2007, the Company had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions. As of the end of fiscal 2007, the Company was no longer in a cumulative domestic pre-tax loss position for the most recent three-year period. The valuation allowance was based on a determination by management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results. These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.
During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million. Of this amount, $12.9 million was reversed in connection with the adoption of FIN 48. The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the Sirenza acquisition. The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable. By the end of the first quarter, the Company was able to better determine the impact that the slow- down in customer demand from the high per-unit dollar content major customer would have based on actual activity during the period, and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution. The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies. The majority of the subsequent increase in the valuation allowance to $38.8 million at the end of fiscal 2008 consisted of $3.4 million recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and $27.0 million recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
In accordance with FAS109, as of the end of the third quarter of fiscal 2009, the Company evaluated the ability to realize its deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the United Kingdom, China, and the United States from $37.0 million as of the end of the prior quarter to $155.3 million. This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in the Company moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008. Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance under FAS 109 to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.
As of March 28, 2009, the Company had U.K. loss carryovers of approximately $29.7 million that carry forward indefinitely, federal loss carryovers of approximately $182.2 million that expire in years 2011-2025 if unused, and state losses of approximately $76.6 million that expire in years 2010-2025 if unused. Federal credits of $34.5 million and state credits of $25.0 million may expire in years 2010-2025 and 2010-2015, respectively. Federal alternative minimum tax credits of $3.4 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the close of the Filtronic, Sirenza, Resonext and Silicon Wave acquisitions. The utilization of acquired domestic assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions. The acquired U.K. loss carryovers are potentially subject to limitation under the U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the trade or business of Filtronic within three years of the change in ownership.
The Company has increased its operations and investments in numerous international jurisdictions over the last couple of years. Each endeavor may expose the Company to taxation in multiple foreign jurisdictions. It is management’s opinion that any future foreign undistributed earnings will either be permanently reinvested or such future distributions, if any, will not result in incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.
The Company’s overall tax rate for fiscal 2009 and fiscal 2008 differed from the statutory rate due to adjustments to the deferred tax asset valuation allowance, tax credits, rate differences on foreign transactions, the write off of in-process research and development costs in connection with the Sirenza acquisition in fiscal 2008 and the UMC acquisition in fiscal 2009, the impairment of goodwill in fiscal 2009, and other differences between book and tax treatment of certain expenditures. The Company’s overall tax rate for fiscal 2007 differed from the statutory rate due to adjustments to the valuation allowance primarily related to the partial recognition of the U.S. tax benefits on the domestic NOLs, tax credits, rate differences on foreign transactions and other differences between book and tax treatment of certain expenditures.
The Company determined that the transition period rules that incrementally raise the income tax rate in China from the 15% rate applicable for Foreign Investment Enterprises prior to 2008 to the new 25% corporate income tax rate that became effective as of January 1, 2008 are not applicable and thus it is currently subject to the full 25% rate. The China deferred tax assets were adjusted to reflect the 25% tax rate in fiscal 2008.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
A reconciliation of the (provision for) and benefit from income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2009, 2008 and 2007 is as follows (dollars in thousands):

	Fiscal Year
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax (expense) benefit at statutory federal rate	$299,780	35.00%	$9,768	35.00%	$(30,240)	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	4,807	0.56	2,584	9.26	(264)	0.31
Research and development credits	432	0.05	1,309	4.69	1,596	(1.85)
Foreign sales benefit	—	—	—	—	2,515	(2.91)
Effect of change in foreign income tax rate applied to deferred tax asset	—	—	2,309	8.27	1,105	(1.28)
Foreign tax rate difference	(2,461)	(0.29)	2,963	10.62	2,093	(2.42)
Change in valuation allowance against deferred tax assets	(131,977)	(15.41)	20,065	71.89	19,721	(22.83)
In-process research and development	—	—	(4,739)	(16.98)	—	—
Goodwill impairment	(210,717)	(24.60)	—	—	—	—
Other	(1,973)	(0.23)	(604)	(2.16)	491	(0.57)

	$(42,109)	(4.92)%	$33,655	120.59%	$(2,983)	3.45%

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of adoption, the Company recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings as of April 1, 2007. As of the date of adoption, the Company’s gross unrecognized tax benefits totaled $15.3 million. Included in this amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As of March 29, 2008, the Company’s gross unrecognized tax benefits totaled $20.7 million, of which $15.8 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. As of March 28, 2009, the Company’s gross unrecognized tax benefits totaled $29.5 million, of which $18.9 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. A reconciliation of the fiscal 2009 beginning and ending amount of gross unrecognized tax benefits (in thousands) is as follows:

Balance at March 31, 2007	$15,299
Additions based on positions related to current year	4,218
Additions for tax positions in prior years	2,043
Additions for tax positions assumed in business combinations	810
Reductions for tax positions in prior years	(1,160)
Expiration of Statute of Limitations	(556)
Settlements	—

Balance at March 29, 2008	$20,654
Additions based on positions related to current year	4,181
Additions for tax positions in prior years	3,096
Additions for tax positions assumed in business combinations	3,706
Reductions for tax positions in prior years	(1,335)
Expiration of Statute of Limitations	(796)
Settlements	—

Balance at March 28, 2009	$29,506

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. During fiscal 2009 and 2008 the Company respectively recognized $0.1 million and $0.3 million of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $0.7 million and $0.6 million as of March 28, 2009, and March 29, 2008, respectively.
Within the next 12 months, the Company believes it is reasonably possible that $0.9 million of unrecognized tax benefits may be reduced as a result of the expiration of statute of limitations.
During the first quarter of 2008, the Company agreed to proposed adjustments of $1.8 million related to the examination of its fiscal 2005 United States federal income tax return, which adjustments reduced existing net operating loss carryovers. Subsequent tax years remain open for examination by the United States federal taxing authorities. Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2006 through present), California (fiscal 2005 through present), the United Kingdom (fiscal 2002 through present), Germany (calendar year 2005 through present), and China (calendar year 2000 through present).
13. NET (LOSS) INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	For Fiscal Year
	2009	2008	2007

Numerator for basic and diluted net (loss) income per share:
Net (loss) income available to common shareholders	$(898,624)	$5,746	$83,416
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	—	—	4,056

Net (loss) income plus assumed conversion of notes — Numerator for diluted net (loss) income per share	$(898,624)	$5,746	$87,472

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	262,493	227,270	192,137
Effect of dilutive securities:
Employee stock options	—	3,029	4,232
Assumed conversion of 1.50% convertible notes	—	—	30,144

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	262,493	230,299	226,513

Basic net (loss) income per share	$(3.42)	$0.03	$0.43

Diluted net (loss) income per share	$(3.42)	$0.02	$0.39

In the computation of diluted net loss per share for fiscal 2009, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

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
The computation of diluted net (loss) income per share for fiscal 2009 and 2008 did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The computation of diluted net income per share for fiscal year 2007 assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010. The 1.50% notes are convertible at a price of $7.63 per share, and the closing price of the Company’s common stock on the date it committed to sell the notes was $5.78 per share.
The computation of diluted net income per share does not assume the conversion of the Company’s 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively. The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.
During fiscal 2008, the Company issued approximately 95.6 million equity securities in connection with the acquisition of Sirenza (see Note 7 to the Consolidated Financial Statements).
14. SHAREHOLDER RIGHTS PLAN
On August 10, 2001, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which un-certificated stock purchase rights were distributed to shareholders at a rate of one right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions involving the Company. Pursuant to the July 2003 amendment to the shareholder rights plan, an independent committee of the Company’s Board of Directors is required to evaluate the shareholder rights plan at least once every three years in order to determine whether the plan continues to be in the best interests of the Company and its shareholders. In April 2004 and March 2007, the Governance and Nominating Committee of the Board conducted evaluations of the rights plan and determined that it continued to be in the best interests of the Company and its shareholders.
15. COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At March 28, 2009, the Company had reserved a total of approximately 106.5 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors and employees stock option plans	21,393
Possible future issuance under Company stock option plans	16,666
Employee stock purchase plan	1,298
Restricted share-based awards granted	6,915
Possible future issuance pursuant to convertible subordinated notes	60,201

Total shares reserved	106,473

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
16. SHARE REPURCHASE
During the fourth quarter of fiscal 2008, the Board of Directors of the Company authorized the repurchase of up to $150.0 million of its outstanding common stock over the next 24 months. The share repurchase program authorizes the Company to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 29, 2008, the Company repurchased 30.0 million shares at an average price of $3.27 on the open market, which reduced the total number of outstanding shares by approximately 10%. During fiscal 2009, the Company did not repurchase any shares.
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
During the second quarter of fiscal 2007, Jazz entered into a merger with Acquicor Technology, Inc. As a result of this announcement and the Company’s intention to sell its equity interest in Jazz, the Company recorded an impairment charge of $33.9 million and reduced its investment in Jazz to $25.4 million. During the fourth quarter of fiscal 2007, Jazz announced the completion of their merger with Acquicor Technology, Inc. and as a result, the Company received cash of approximately $23.1 million. During fiscal 2008, the Company received an additional $1.7 million in sale proceeds and recorded an additional impairment of $0.5 million.
19. GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows:

	Fiscal Year
	2009	2008	2007

Sales:
United States (U.S.)	$159,885	$100,907	$73,773
International	726,621	855,363	949,842

	Fiscal Year
	2009	2008	2007

Sales:
United States	18%	11%	7%
Asia	63	67	74
Europe	16	19	17
Central and South America	4	2	1
Canada	<1	<1	<1
Other	<1	<1	<1

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
19. GEOGRAPHIC INFORMATION (continued)
The Company classifies its revenue based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Fiscal Year
(in thousands)	2009	2008	2007

Net Revenue:
Cellular Products Group	$659,824	$841,405	$958,389
Multi-Market Products Group	226,682	114,865	65,226

Total	$886,506	$956,270	$1,023,615

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2009	2008	2007

Long-lived tangible assets:
United States	$224,461	$338,395	$324,374
International	90,666	91,842	49,081
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total international revenue for fiscal 2009, approximately 38% ($336.2 million) was from customers in China, 10% ($86.8 million) from customers in Korea, 9% ($78.5 million) from customers in Hungary, and 6% ($55.9 million) from customers in Taiwan. Long-lived tangible assets include property and equipment and at March 28, 2009, approximately $83.0 million (or 26%) of the Company’s total property and equipment was located in China.
20. QUARTERLY DATA (UNAUDITED):

Fiscal 2009 Quarter
(in thousands, except
per share data)	First	Second	Third	Fourth

Revenue	$240,492	$271,669	$202,025 [1]	$172,320 [1]
Gross profit	72,329	76,768	38,412	29,834
Net loss[2]	(24,123)	(11,779)	(813,343)[3]	(49,379)
Net loss per share:
Basic	$(0.09)	$(0.04)	$(3.09)	$(0.19)
Diluted	$(0.09)	$(0.04)	$(3.09)	$(0.19)

Fiscal 2008 Quarter
(in thousands, except
per share data)	First		Second	Third	Fourth

Revenue	$211,599		$255,845	$268,182	$220,644 [6]
Gross profit	66,698		82,265	70,310	55,683 [6]
Net income (loss)	23,601	[4]	14,462	(15,077)[5]	(17,240)[6]
Net income (loss) per share:
Basic	$0.12		$0.07	$(0.06)	$(0.06)
Diluted	$0.11		$0.07	$(0.06)	$(0.06)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
20. QUARTERLY DATA (UNAUDITED) (continued):
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2008 and fiscal 2009 contained a comparable number of weeks (13 weeks).
1. In the third and fourth quarters of fiscal 2009, our revenue decreased primarily due to lower demand for our products resulting from the global economic slowdown.
2. In fiscal 2009 the Company recorded restructuring expenses of $26.6 million, $17.1 million, $58.1 million and $12.4 million in the first, second, third and fourth quarters, respectively (see Note 11 to the Consolidated Financial Statements).
3. In the third quarter of fiscal 2009, the Company recorded an impairment charge of $673.0 million to goodwill and other intangibles. In addition, the Company recorded an expense of $37.3 million in the third quarter of fiscal 2009, related to the increase in the valuation allowance of deferred tax assets.
4. In the first quarter of fiscal 2008, income tax benefit primarily included $20.7 million related to a reduction in the deferred tax asset valuation reserve.
5. In the third quarter of fiscal 2008, in-process research and development with no alternative future use that the Company acquired from Sirenza ($13.9 million), was charged to “other operating expense” at the acquisition date in accordance with SFAS 141.
6. Amounts shown are different from previously announced results by $1.3 million due to an increase in an accrual resulting from a settlement that occurred subsequent to previously announced results. The settlement was with a customer regarding a failure in the field of one of the Company’s products due to an alleged product defect.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
RF Micro Devices and Subsidiaries
Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company’s Board of Directors that are applicable to all directors, officers and employees of our Company.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of March 28, 2009. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 28, 2009.
The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of RF Micro Devices, Inc.
We have audited RF Micro Devices, Inc. and subsidiaries’ internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RF Micro Devices, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 28, 2009 of RF Micro Devices, Inc. and subsidiaries and our report dated May 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
May 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RF Micro Devices, Inc.
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and subsidiaries as of March 28, 2009 and March 29, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 28, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and subsidiaries at March 28, 2009 and March 29, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the financial statements, in 2008 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Financial Accounting Standard No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and subsidiaries’ internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
May 26, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, the Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. The Company’s Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 29, 2009, under the captions “Corporate Governance,” “Executive Officers,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 29, 2009, under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 29, 2009, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 29, 2009, under the captions “Related Person Transactions” and “Corporate Governance,” which are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on July 29, 2009, under the captions “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” which are incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
i.	Consolidated Balance Sheets as of March 28, 2009 and March 29, 2008.

ii.	Consolidated Statements of Operations for fiscal years 2009, 2008 and 2007.

iii.	Consolidated Statements of Shareholders’ Equity for fiscal years 2009, 2008 and 2007.

iv.	Consolidated Statements of Cash Flows for fiscal years 2009, 2008 and 2007.

v.	Notes to Consolidated Financial Statements.
Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.
(2)	Financial Statement Schedules:
Schedule II — “Valuation and Qualifying Accounts” appears below.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
Schedule II
Valuation and Qualifying Accounts
Fiscal Years Ended 2009, 2008 and 2007
(In thousands)

	Balance at	Additions	Additions Amount
	Beginning of	Charged to Costs	Acquired through	Deductions	Balance at End
	Period	and Expenses	Acquisition	from Reserve	of Period
Year ended March 28, 2009
Allowance for doubtful accounts	$796	$1,183	$—	$1,093 (i)	$886
Inventory reserve	30,328	21,022	103	11,909(ii)	39,544

Year ended March 29, 2008
Allowance for doubtful accounts	$366	$62	$1,654	$1,286 (i)	$796
Inventory reserve	15,392	5,816	12,423	3,303(ii)	30,328

Year ended March 31, 2007
Allowance for doubtful accounts	$386	$—	$—	$20 (i)	$366
Inventory reserve	16,673	7,259	—	8,540 (ii)	15,392

(i)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled $0.8 million, $0.7 million, and $0.0 million for the fiscal years ended March 28, 2009, March 29, 2008, and March 31, 2007, respectively.

(ii)	The Company sold impaired inventory or wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.
(3)	The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b)	Exhibits.

See the Exhibit Index.

(c)	Separate Financial Statements and Schedules.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.
Date: May 27, 2009		/s/ Robert A. Bruggeworth
	By:	Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 27, 2009.

/s/ Robert A. Bruggeworth
Name:	Robert A. Bruggeworth
Title:	President, Chief Executive Officer and Director (principal executive officer)

/s/ William A. Priddy, Jr.
Name:	William A. Priddy, Jr.
Title:	Chief Financial Officer, Corporate Vice President of Administration and Secretary (principal financial officer)

/s/ Barry D. Church
Name:	Barry D. Church
Title:	Vice President and Corporate Controller (principal accounting officer)

/s/ Walter H. Wilkinson, Jr.
Name:	Walter H. Wilkinson, Jr.
Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo
Name:	Daniel A. DiLeo
Title:	Director

/s/ Jeffery R. Gardner
Name:	Jeffery R. Gardner
Title:	Director

/s/ John R. Harding
Name:	John R. Harding
Title:	Director

/s/ Masood A. Jabbar
Name:	Masood A. Jabbar
Title:	Director

/s/ Albert E. Paladino
Name:	Dr. Albert E. Paladino
Title:	Director

/s/ Casimir S. Skrzypczak
Name:	Casimir S. Skrzypczak
Title:	Director

/s/ Erik H. van der Kaay
Name:	Erik H. van der Kaay
Title:	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004 (1)

2.2	Asset Purchase Agreement, by and among QUALCOMM Incorporated, RF Micro Devices, Inc. and RFMD WPAN, Inc., dated as of December 1, 2006 (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., Iceman Acquisition Sub, Inc., and Sirenza Microdevices, Inc. (26)

3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (3)

3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (4)

3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated August 10, 2001 (5)

3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (28)

4.1	Specimen Certificate of Common Stock (6)

4.2(a)	Rights Agreement, by and between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent, dated as of August 10, 2001 (7)

4.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and Wachovia Bank, National Association (formerly First Union National Bank), as Rights Agent (8)

4.3	Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (9)

4.4	Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank National Association, as Trustee (9)

4.5	Registration Rights Agreement, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein, dated as of July 1, 2003 (9)

4.6	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 0.75% Convertible Subordinated Notes due April 15, 2012 (10)

4.7	Form of Note for 0.75% Convertible Subordinated Notes due April 15, 2012, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (10)

4.8	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 1.00% Convertible Subordinated Notes due April 15, 2014 (10)

EXHIBIT INDEX

Exhibit
No.	Description

4.9	Form of Note for 1.00% Convertible Subordinated Notes due April 15, 2014, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (10)

4.10	Registration Rights Agreement between RF Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 4, 2007 (10) The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K

10.1	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended (11)*

10.2	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (6)*

10.3	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (11)*

10.4	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (11)*

10.5	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (11)*

10.6	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (11)*

10.7	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (12)

10.8	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (13)

10.9	License and Technical Assistance Agreement, by and between the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. and RF Micro Devices, Inc., dated June 6, 1996 (6)

10.10	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (14)

10.11	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (14)

10.12	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (15)

10.13	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (16)

10.14	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (11)

EXHIBIT INDEX

Exhibit
No.	Description

10.15	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (17)*

10.16	Change in Control Agreement, effective as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson (18)*

10.17	Form of Amendment No. 1 to Change in Control Agreements, effective as of June 9, 2005 (19)*

10.18	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (20)

10.19	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (21)*

10.20	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (22)*

10.21	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (22)*

10.22	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (19)*

10.23	Form of Restricted Stock Award Agreement (Service-Based Award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (19)*

10.24	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (23)*

10.25	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (24)*

10.26	Form of Stock Option Agreement — Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (22)*

10.27	Form of Stock Option Agreement — Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (22)*

10.28	RF Micro Devices, Inc. Cash Bonus Plan, effective June 1, 2006 (22)*

10.29	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (25)*

10.30	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (27)*

10.31	Noncompetition Agreement, dated August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (27)*

EXHIBIT INDEX

Exhibit
No.	Description

10.32	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, dated August 13, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (27)*

10.33	Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan, as Assumed by RF Micro Devices, Inc. and Amended and Restated Effective November 13, 2007 (28)*

10.34	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (29)*

10.35	Form of Restricted Stock Award Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (30)*

10.36	Retirement and Transition Agreement, dated as of March 31, 2008, between William J. Pratt and RF Micro Devices, Inc. (31)*

10.37	Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (32)*

10.38	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth (33)*

10.39	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church (33)*

10.40	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston (33)*

10.41	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Jerry D. Neal (33)*

10.42	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr. (33)*

10.43	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy (33)*

10.44	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson (33)*

10.45	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert Van Buskirk (33)*

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit
No.	Description

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed December 7, 2006.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(4)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(6)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1/A, filed April 8, 1997 (File No. 333-22625).

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(11)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(15)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(17)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(21)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 20, 2008 (File No. 333-155524).

(22)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(23)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(24)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 2, 2006 (File No. 333-136251).

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(26)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(27)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4, filed September 13, 2007 (File No. 333-146027).

(28)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 19, 2007.

(30)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

(31)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 4, 2008.

(32)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 14, 2008.

(33)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008.

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.