Form 10-Q
period 2009-06-27
RF MICRO DEVICES INC
filed 2009-08-06
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009

or

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
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [  ]

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

Yes [  ] No [X]

As of July 31, 2009, there were 267,111,395 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 27, 2009	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$125,205	$172,989
Restricted cash and trading security investments (Note 11)	18,634	62
Short-term investments (Note 11)	168,826	93,527
Accounts receivable, less allowance of $696 and $886 as of June 27, 2009 and March 28, 2009, respectively	98,100	90,231
Inventories (Note 3)	107,008	113,611
Prepaid expenses	10,042	10,885
Other receivables	20,894	9,040
Other current assets (amount recorded at fair value is $2,709) (Note 11)	26,068	27,089
Total current assets	574,777	517,434

Property and equipment, net of accumulated depreciation of $451,705 at June 27, 2009 and $435,179 at March 28, 2009	296,418	315,127
Goodwill	95,628	95,628
Intangible assets, net	116,273	121,191
Long-term investments (Note 11)	2,200	20,183
Other non-current assets (Note 6)	18,095	19,079
Total assets	$1,103,391	$1,088,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,715	$46,745
Accrued liabilities	50,490	51,259
Current portion of long term debt, net of unamortized discount of $688 at June 27, 2009	211,205	4,839
No net cost credit line (Note 11)	13,600	-
Other current liabilities	1,240	923
Total current liabilities	338,250	103,766

Long-term debt, net of unamortized discount of $66,424 at June 27, 2009 and $73,779 at March 28, 2009 (Note 5)	280,688	491,607
No net cost credit line (Note 11)	-	13,500
Other long-term liabilities (Note 6)	43,798	47,807
Total liabilities	662,736	656,680

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 265,830 and 264,035 shares issued and outstanding at June 27, 2009 and March 28, 2009, respectively	958,861	958,742
Additional paid-in capital	239,922	236,394
Accumulated other comprehensive income, net of tax	431	169
Retained deficit	(758,559)	(763,343)
Total shareholders’ equity	440,655	431,962

Total liabilities and shareholders’ equity	$1,103,391	$1,088,642

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008 (1)

Revenue	$212,540	$240,492

Operating costs and expenses:
Cost of goods sold	138,539	168,163
Research and development	35,633	51,354
Marketing and selling	13,568	18,522
General and administrative	11,212	13,058
Other operating expense (Note 9)	1,537	29,098
Total operating costs and expenses	200,489	280,195
Income (loss) from operations	12,051	(39,703)

Interest expense	(6,414)	(6,425)
Interest income	444	1,939
Gain on retirement of convertible subordinated notes (Note 5)	1,949	-
Other (expense) income	(176)	569

Income (loss) before income taxes	7,854	(43,620)

Income tax (expense) benefit (Note 6)	(3,070)	17,095
Net income (loss)	$4,784	$(26,525)

Net income (loss) per share (Note 2):
Basic	$0.02	$(0.10)
Diluted	$0.02	$(0.10)

Shares used in per share calculation:
Basic	265,635	261,249
Diluted	269,302	261,249

(1) Certain amounts have been adjusted as a result of the retrospective adoption of Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)” (“FSP APB 14-1”).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	June 27, 2009	June 28, 2008 (1)
Cash flows from operating activities:
Net income (loss)	$4,784	$(26,525)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation	19,183	21,944
Amortization	4,720	7,771
Non-cash interest expense and amortization of debt issuance costs	4,311	4,415
Investment discount amortization, net	(51)	(119)
Excess tax benefit from exercises of stock options	-	(129)
Deferred income taxes	(2,108)	(8,910)
Foreign currency adjustments	34	(1,111)
Acquired in-process research and development cost	-	1,400
Asset impairments (including restructuring impairments)	962	12,580
Gain on retirement of convertible subordinated notes	(1,949)	-
(Gain) loss on disposal of assets, net	(695)	454
Share-based compensation expense	4,137	4,481
Changes in operating assets and liabilities:
Accounts receivable, net	(7,778)	319
Inventories	6,815	9,994
Prepaid expense and other current and non-current assets	(10,151)	(8,800)
Accounts payable and accrued liabilities	13,414	(10,889)
Income tax payable/recoverable	1,153	(9,508)
Other liabilities	(390)	(228)
Net cash provided by (used by) operating activities	36,391	(2,861)

Investing activities:
Purchase of property and equipment	(1,888)	(18,473)
Restricted cash associated with investing activities	(720)	-
Purchase of Universal Microwave Corporation (UMC), net of cash acquired	-	(23,493)
Proceeds from working capital refund from Filtronic PLC	-	3,619
Final retainer received from sale of substantially all Bluetooth® assets	-	5,850
Proceeds from sale of property and equipment	996	60
Proceeds from maturities of securities available-for-sale	30,458	28,268
Purchase of securities available-for-sale	(105,687)	(6,120)
Net cash used in investing activities	(76,841)	(10,289)

Financing activities:
Payment of convertible subordinated notes	(6,564)	-
Payment of debt	(1,159)	(1,088)
Excess tax benefit from exercises of stock options	-	129
Proceeds from no net cost loan	100	-
Proceeds from exercise of stock options, warrants and employee stock purchases	119	453
Restricted cash associated with financing activities	(121)	434
Repayment of capital lease obligations	(66)	(199)
Net cash used by financing activities	(7,691)	(271)

Net decrease in cash and cash equivalents	(48,141)	(13,421)
Effect of exchange rate changes on cash	357	252
Cash and cash equivalents at the beginning of the period	172,989	129,750
Cash and cash equivalents at the end of the period	$125,205	$116,581

(1) Certain amounts have been adjusted as a result of the retrospective adoption of FSP APB 14-1.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009, and as adjusted by the information contained in the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2009, to reflect the retrospective application of FSP APB 14-1.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in the first quarter of fiscal 2009 condensed consolidated financial statements have been reclassified to conform to the first quarter of fiscal 2010 presentation.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year.  The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31.

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) on March 29, 2009, which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component).  Certain prior period amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been revised to reflect the impact of the Company’s retrospective application of FSP APB 14-1 (see Note 5 to the Condensed Consolidated Financial Statements).

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued. The Company did not identify any subsequent events requiring recognition or disclosure in these financial statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.          NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	THREE MONTHS ENDED
	JUNE 27, 2009	JUNE 28, 2008 (1)

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders	$4,784	$(26,525)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	-	-
Net income (loss) plus assumed conversion of notes – Numerator for diluted net income (loss) per share	$4,784	$(26,525)

Denominator:
Denominator for basic net income (loss) per share – weighted average shares	265,635	261,249
Effect of dilutive securities:
Employee stock options	3,667	-
Assumed conversion of 1.50% convertible notes	-	-
Denominator for diluted net income (loss) per share – adjusted weighted average shares and assumed conversions	269,302	261,249

Basic net income (loss) per share	$0.02	$(0.10)

Diluted net income (loss) per share	$0.02	$(0.10)

(1) Certain amounts have been adjusted as a result of the retrospective adoption of FSP APB 14-1.  See Note 5 to the Condensed
      Consolidated Financial Statements for further discussion.

In the computation of diluted net income per share for the three months ended June 27, 2009, outstanding stock options to purchase approximately 19.6 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net loss per share for the three months ended June 28, 2008, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share did not assume the conversion of the Company's 1.50% convertible subordinated notes due 2010 for the three months ended June 27, 2009, because the inclusion would have been anti-dilutive.  The computation of diluted net loss per share for the three months ended June 28, 2008 did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive.  The 1.50% convertible subordinated notes are convertible at a price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.  After the repurchase of $23.0 million par value by the Company during fiscal 2009 (see Note 5 to the Condensed Consolidated Financial Statements), the notes are convertible into a total of approximately 27.1 million shares as compared to 30.1 million shares prior to the repurchase.

The computation of diluted net income (loss) per share does not assume the conversion of the Company’s 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of the two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2)

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.          NET INCOME (LOSS) PER SHARE (continued)

the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  In accordance with Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” the Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company’s common stock for the ten consecutive trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	June 27, 2009	March 28, 2009
Raw materials	$42,509	$55,753
Work in process	47,119	44,125
Finished goods	48,989	53,277
	138,617	153,155
Inventory reserve	(31,609)	(39,544)
Total inventories	$107,008	$113,611

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income for the Company consists of accumulated unrealized (losses) gains on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain.  This amount is included as a separate component of shareholders’ equity.  Comprehensive income (loss) is not materially different than net income (loss) for both the three months ended June 27, 2009 and June 28, 2008.

5.        DEBT

Debt balances at June 27, 2009 and March 28, 2009 are as follows (in thousands):

	June 27, 2009	March 28, 2009
Convertible subordinated notes due 2010, net of discount	$206,312	$206,143
Convertible subordinated notes due 2012, net of discount	165,453	164,726
Convertible subordinated notes due 2014, net of discount	100,817	105,098
Bank loan	6,726	6,729
No net cost credit line	13,600	13,500
Equipment term loan, net of discount	12,585	13,750
Subtotal	505,493	509,946
Less current portion	224,805	4,839

Total long-term debt	$280,688	$505,107

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

In April 2007, the Company issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”).  The two series of Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers.  Interest on both series of the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year.  The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014.  Both series of the Notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company’s existing and future senior debt.  The Notes effectively are subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.

Holders may convert either series of Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of Notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable Notes.  Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes.  If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.  The maximum number of shares issuable upon conversion of these Notes as of June 27, 2009, is approximately 32.1 million shares (subsequent to the repurchase by the Company of an aggregate of $42.4 million principal amount of the Notes), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

In the first quarter of fiscal 2010, the Company repurchased $7.8 million par value of 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.  In the first quarter of fiscal 2010, the Company also repurchased $2.2 million par value of 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.

On March 29, 2009, the Company adopted FSP APB 14-1.  FSP APB 14-1 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument and requires retrospective application to all periods presented.  FSP APB 14-1 applies to the Notes.  As of the date of the issuance of the Notes (April 2007), the Company estimated the fair value of the 2012 Notes to be $144.3 million using a 7.50% non-convertible borrowing rate.  The fair value of the 2014 Notes was calculated to be $113.6 million using a 7.52% non-convertible borrowing rate.  As of the issuance date, the difference between the fair value and the principal amount of the Notes was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax.  The discount of the liability component is being amortized over the term of the Notes using the effective interest method.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The retrospective application of FSP APB 14-1 had the following effect on the Company’s Condensed Consolidated Statements of Operations for the three months ended June 28, 2008 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Interest expense	$(2,587)	$(6,425)	$(3,838)
Income tax benefit	15,659	17,095	1,436
Net loss	(24,123)	(26,525)	(2,402)

Net loss per share:
Basic	$(0.09)	$(0.10)	$(0.01)
Diluted	$(0.09)	$(0.10)	$(0.01)

The adoption of FSP APB 14-1 had the following effect on the Company’s Condensed Consolidated Statements of Operations for the three months ended June 27, 2009 (in thousands):

	As Computed Prior to FSP APB 14-1	As Reported under FSP APB 14-1	Effect of Change
Interest expense	$(2,612)	$(6,414)	$(3,802)
Gain on retirement of convertible subordinated notes	3,326	1,949	(1,377)
Income tax expense	(2,745)	(3,070)	(325)
Net income	10,288	4,784	(5,504)

Net income per share:
Basic	$0.04	$0.02	$(0.02)
Diluted	$0.04	$0.02	$(0.02)

The retrospective application of FSP APB 14-1 had the following effect on the Company’s Consolidated Balance Sheet as of March 28, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Other current assets	$21,737	$27,089	$5,352
Long-term debt, net of discount	559,529	491,607	(67,922)
Other long-term liabilities	42,455	47,807	5,352
Additional paid-in capital	170,052	236,394	66,342
Retained deficit	(764,923)	(763,343)	1,580

The retrospective application of FSP APB 14-1 had the following effect on the Company’s Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2008 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Cash flow from operating activities:
Net loss	$(24,123)	$(26,525)	$(2,402)
Amortization	7,771	7,771	-
Non-cash interest expense and amortization of debt issuance costs	577	4,415	3,838
Total amortization	8,348	12,186	3,838
Deferred income taxes	(7,474)	(8,910)	(1,436)

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The following tables provide additional information about the Company’s Notes, which as noted above are subject to FSP ABP 14-1 (in thousands):

	2012 Notes		2014 Notes
	June 27, 2009	March 28, 2009	June 27, 2009	March 28, 2009
Carrying amount of the equity component (additional paid-in capital)	$31,310	$31,414	$34,492	$34,928
Principal amount of the convertible subordinated notes	197,748	200,000	134,901	142,691
Unamortized discount of the liability component	32,295	35,274	34,084	37,593
Net carrying amount of liability component	165,453	164,726	100,817	105,098

	2012 Notes		2014 Notes
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Effective interest rate on liability component	7.3%	7.3%	7.2%	7.2%
Cash interest expense recognized	$370	$371	$344	$433
Non-cash interest expense recognized	2,608	2,426	1,502	1,757

The remaining period over which the unamortized discount will be amortized for the 2012 Notes and 2014 Notes is 2.8 and 4.8 years, respectively.  As of June 27, 2009, the if-converted value of the Notes did not exceed its principal amount for both the 2012 Notes and the 2014 Notes.

The 2012 Notes had a fair value on the Private Offerings, Resale and Trading Through Automated Linkages (“PORTAL”) Market of $163.3 million (excluding the notes that were repurchased) and $151.0 million as of June 27, 2009 and June 28, 2008, respectively.  The 2014 Notes had a fair value on the PORTAL Market of $97.4 million (excluding the notes that were repurchased) and $118.0 million as of June 27, 2009 and June 28, 2008, respectively.

In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The Company’s 1.50% convertible subordinated notes had a fair value on the PORTAL Market of $205.8 million (excluding the notes that were repurchased) and $210.7 million as of June 27, 2009 and June 28, 2008, respectively.

6.          INCOME TAXES

Income Tax Expense

In accordance with APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”), the Company’s provision for income taxes for the reporting period ended June 27, 2009, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended June 28, 2008, in accordance with paragraph 13 of FASB interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), the Company computed its provision for income taxes limiting the tax benefit recognized to the amount determined by treating the Company’s year-to-date “ordinary” loss as the anticipated “ordinary” loss for the fiscal year.  The Company applied this provision as the year-to-date “ordinary” loss exceeded the anticipated “ordinary” loss for the fiscal year.

Income tax expense for the three months ended June 27, 2009, was $3.1 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax expense related to deferred tax asset valuation allowance increases in the United States (U.S.), United Kingdom (U.K.), and China, and a tax expense related to finalizing the Advance

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.  Income tax benefit for the three months ended June 28, 2008 was $17.1 million, comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations and a tax benefit related to an increase in state income tax credits.

The Company’s effective tax rate for the three month periods ended June 27, 2009 and June 28, 2008 was 39.1% and 39.2%, respectively.  The Company's effective tax rate for the first quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, settlement of the Advance Pricing Agreement adjustments for calendar years 2006, 2007 and 2008, and adjustments to the valuation allowance limiting the recognition of the tax benefit of deferred tax assets in the U.S., U.K. and China.  The Company's effective tax rate for the first quarter of fiscal 2009 differed from the income tax benefit calculated on the basis of the statutory rate due to the write-off of acquired in-process research and development costs in connection with the UMC acquisition, state tax credits, tax rate differences in foreign jurisdictions, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.

Deferred Taxes

In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes" (“SFAS 109”), a valuation allowance of $140.9 million against deferred tax assets has been established as of the end of the first quarter of fiscal 2010 because it is management’s opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The increase from the $138.4 million valuation allowance as of the end of fiscal 2009 is primarily related to changes in the amount of U.S., U.K. and China deferred tax assets that, in the judgment of management, do not meet the “more likely than not” realization threshold.

The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal.  The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.

At March 31, 2007, the Company had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions.  As of the end of fiscal 2007, the Company was no longer in a cumulative domestic pre-tax loss position for the most recent three-year period.  The valuation allowance was based on a determination by the Company’s management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results.  These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.

During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million.  Of this amount, $12.9 million was reversed in connection with the adoption of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109.”  The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the Sirenza acquisition.  The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable.  Based on actual activity during the period, by the end of the first quarter the Company was able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

The majority of the subsequent increase in the valuation allowance to $38.8 million as of the end of fiscal 2008 consisted of the $3.4 million amount recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and the $27.0 million amount recorded in connection with the acquisition of Filtronic Compound Semiconductors Limited (“Filtronic”) during the fourth quarter of fiscal 2008.

In accordance with SFAS 109, as of the end of the third quarter of fiscal 2009, the Company evaluated the ability to realize its deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K, China, and the U.S. from $37.0 million as of the end of the prior quarter to $126.5 million.  This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in the Company moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008.  Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance under SFAS 109 to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.

As of the end of fiscal 2009, the valuation allowance against deferred tax assets had increased by $99.6 million from $38.8 million as of the end of fiscal 2008 to $138.4 million.  This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill; increases of $90.8 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $14.1 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009 and which increases were recorded as an income tax expense during the fiscal year; a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year; and a $7.6 million decrease related to the impact from the change in the exchange rate for the British pound on the valuation allowance for U.K. deferred tax assets existing as of the beginning of the fiscal year, which amount was offset by a  corresponding decrease in the U.S. dollar denominated amount of the related U.K. deferred tax assets.

The Company has outstanding net operating loss carryforwards (“NOLs”) for domestic federal tax purposes and state loss carryovers that will begin to expire in 2011 and 2010, respectively, if unused.  Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company’s acquisitions of Resonext, Silicon Wave, Inc., and Sirenza.  The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions.  In addition, the Company has U.K. loss carryovers that carryforward indefinitely.  The U.K. loss carryovers were acquired in connection with the acquisition of Filtronic and potentially are subject to limitation under U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the Filtronic trade or business within three years of the ownership change.

Uncertain Tax Positions

FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”) clarifies the accounting for uncertainty in income taxes by prescribing a comprehensive model for recognizing, measuring, presenting and disclosing uncertain income tax positions taken or expected to be taken by the Company on its tax returns and was adopted effective April 1, 2007.  The Company’s gross unrecognized tax benefits increased from $29.5 million as of the end of fiscal 2009 to $29.7 million as of the end of the first quarter of fiscal 2010, with the increase related to tax positions taken on the prior year tax return filed during the period and tax positions taken during the current fiscal year.  In addition, a decrease in gross unrecognized tax benefits of $0.6 million (plus $0.3 million of accrued interest) was recorded during the first quarter of fiscal 2010 for China tax uncertainties that were settled in connection with the finalization of the Advance Pricing Agreement and related adjustments for calendar years 2006, 2007 and 2008.

Within the next 12 months, the Company believes it is reasonably possible that $0.9 million of gross unrecognized tax benefits may be reduced as a result of the expiration of statute of limitations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

Fiscal 2006 and subsequent tax years remain open for examination by the U.S. federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2006 through present), California (fiscal 2005 through present), the U.K. (fiscal 2002 through present), Germany (calendar year 2005 through present), and China (calendar year 2000 through present).

7.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its German subsidiary.  The plan is unfunded with an unfunded obligation of approximately $2.8 million and $2.6 million at June 27, 2009 and March 28, 2009, respectively.

The service and interest cost components of the net periodic benefit cost were approximately $0.1 million for both the three months ended June 27, 2009 and June 28, 2008.

8.          NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2010, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This statement changes the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.  While SFAS 141(R) applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS 109, with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties are being applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations.  The Company’s financial statements may be impacted to the extent the Company acquires entities in a purchase business combination in the future.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending October 3, 2009, and will not have an impact on the Company’s financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement was effective for the Company’s first quarter of fiscal 2010 (see Note 1 to the Condensed Consolidated Financial Statements).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.          NEW ACCOUNTING PRONOUNCEMENTS (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses.  The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.  FSP 115-2/124-2 was effective for the Company’s first quarter of fiscal 2010.  The adoption of FSP 115-2/124-2 did not have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, “Disclosures about the Fair Value of Financial Instruments.”  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and was effective for the Company’s first quarter of fiscal 2010 (see Note 11 to the Condensed Consolidated Financial Statements).

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The Company adopted the provisions of FSP APB 14-1 on March 29, 2009.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion of the adoption of FSP APB 14-1.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 was effective for the Company in the first quarter of fiscal 2010.  The adoption of FSP 142-3 did not have an impact on the condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement  157 to FASB Statement  13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2,  “Effective Date of FASB Statement 157” (“FSP 157-2”).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (the first quarter of fiscal 2010 for the Company).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  FSP 157-4 was effective for the Company in the first quarter of fiscal 2010.  The adoption of SFAS 157 and FSP 157-4 did not have a significant impact on the condensed consolidated financial statements (see Note 11 to the Condensed Consolidated Financial Statements for further details on the Company’s fair value measurements).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING

Restructuring resulting from adverse macroeconomic business environment

During the third quarter of fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown.  The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges.

In the fourth quarter of fiscal 2009, the Company initiated additional reductions due to the adverse macroeconomic business environment.  The Company decided to outsource certain non-core manufacturing operations and consolidate the Shanghai test and assembly operations with its primary test and assembly facility in Beijing, China.  The Company also decided to decrease operating expenses including eliminating approximately 100 jobs worldwide, or approximately 2% of the Company’s global workforce, along with reductions in supporting expense.

The Company recorded restructuring charges of approximately $1.8 million for the three months ended June 27, 2009 related to one-time employee termination benefits, impaired assets (including property and equipment totaling $0.7 million) and lease and other contract termination costs.  The fair value of the impaired assets was estimated on a held and used basis based on the discounted cash flow method in accordance with SFAS 144.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company has $0.8 million of property and equipment that is classified as held for sale in accordance with SFAS 144, as of June 27, 2009.  These assets are being actively marketed and are expected to be sold within one year.  During the first quarter of fiscal 2010, the Company recognized a gain of $0.1 million on the sale of assets classified as held for sale.

The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring plan during the three months ended June 27, 2009 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 28, 2009	$1,907	$-	$10,906	$12,813
Costs incurred and charged to expense	993	684	144	1,821
Cash payments	(1,683)	-	(446)	(2,129)
Non-cash settlement	-	(684)	-	(684)
Accrued restructuring balance as of June 27, 2009	$1,217	$-	$10,604	$11,821

The current and long-term restructuring obligations totaling $11.8 million are included in “accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING (continued)

The Company has incurred and expects to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	Fiscal 2009	Three Months Ended June 27, 2009	Future	Total
One-time employee termination benefit costs	$4,390	$993	$444	$5,827
Asset impairments	51,432	684	-	52,116
Lease and other contract termination costs	11,292	144	6,142	17,578
Total restructuring charges	$67,114	$1,821	$6,586	$75,521

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

As part of this restructuring, the Company reduced its global workforce by approximately 10 percent.  The Company recorded restructuring charges of approximately $0.2 million and $26.6 million for the three months ended June 27, 2009 and June 28, 2008, respectively, related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs.  The fair value of the impaired assets was estimated based on quoted market prices of similar assets.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company had $1.8 million of property and equipment that is classified as held for sale in accordance with SFAS 144, as of June 27, 2009.  These assets are being actively marketed and are expected to be sold within one year.  During the first quarter of fiscal 2010, the Company recognized a loss of $0.1 million on the sale of assets classified as held for sale.

The following table summarizes restructuring activities associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems during the three months ended June 27, 2009 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 28, 2009	$61	$-	$3,160	$3,221
Costs incurred and charged to expense	-	77	118	195
Adjustments to expense*	(33)	-	-	(33)
Cash payments	(28)	-	(506)	(534)
Non-cash settlement	-	(77)	-	(77)
Accrued restructuring balance as of June 27, 2009	$-	$-	$2,772	$2,772

*Adjustments related to finalizing certain contracts.

The current and long-term restructuring obligations totaling $2.8 million are included in “accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING (continued)

The Company has incurred and expects to incur the following restructuring charges associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	Fiscal 2009	Three Months Ended June 27, 2009	Future	Total
One-time employee termination benefit costs	$9,023	$(33)	$-	$8,990
Asset impairments	24,573	77	-	24,650
Lease and other contract termination costs	13,473	118	2,557	16,148
Total restructuring charges	$47,069	$162	$2,557	$49,788

As of June 27, 2009, the restructuring to reduce or eliminate the Company’s investment in wireless systems is substantially completed.

10.        BUSINESS ACQUISITIONS

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

The total purchase price of $24.1 million was allocated to assets acquired of $16.7 million (including identifiable intangible assets of $10.4 million) and liabilities assumed of $5.3 million (based on their fair values as determined by the Company as of April 26, 2008), and resulted in goodwill of $12.8 million.

UMC’s results of operations are included in the Company’s income statement as of April 26, 2008.  The results of UMC are not significant to the overall results of the Company.

The in-process research and development with no alternative future use that we acquired from UMC ($1.4 million) was charged to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations.”

11.        INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

As of June 27, 2009 and March 28, 2009, available-for-sale securities and trading securities were included in the following captions in the Company’s Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	Available-for-sale investments	Trading securities	Cash	Per June 27, 2009 Balance Sheet
Cash and cash equivalents	$58,712	$-	$66,493	$125,205
Restricted cash and trading security investments	-	17,741	-	17,741
Short-term investments	168,826	-	-	168,826
Long-term investments	2,200	-	-	2,200
Total	$229,738	$17,741	$66,493	$313,972

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.         INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Balance Sheet Caption	Available-for-sale investments	Trading securities	Cash	Per March 28, 2009 Balance Sheet
Cash and cash equivalents	$102,757	$-	$70,232	$172,989
Short-term investments	93,527	-	-	93,527
Long-term investments	2,200	17,983	-	20,183
Total	$198,484	$17,983	$70,232	$286,699

The following is a summary of available-for-sale securities as of June 27, 2009, and March 28, 2009 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 27, 2009
U.S government/agency securities	$173,746	$80	$(2)	$173,824
Auction rate securities	2,200	-	-	2,200
Money market funds	53,714	-	-	53,714
	$229,660	$80	$(2)	$229,738
March 28, 2009
U.S government/agency securities	$158,339	$104	$(45)	$158,398
Auction rate securities	2,200	-	-	2,200
Money market funds	37,886	-	-	37,886
	$198,425	$104	$(45)	$198,484

The estimated fair value of available-for-sale securities was based on the prevailing market values on June 27, 2009, and March 28, 2009.

There were no realized gains or losses on available-for-sale securities included in the first quarter of fiscal 2010 earnings.

There was $0.1 million of gross realized losses on available-for-sale securities included in the first quarter of fiscal 2009 earnings.

The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	June 27, 2009		March 28, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$227,460	$227,538	$196,225	$196,284
Due after one year through five years	-	-	-	-
Due after ten years	2,200	2,200	2,200	2,200
Total investments in debt securities	$229,660	$229,738	$198,425	$198,484

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.         INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months consisted of U.S. government/agency securities.  The unrealized losses amounted to $0.0 million and less than $0.1 million as of June 27, 2009 and March 28, 2009, respectively.  There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of June 27, 2009 and March 28, 2009.

Fair Value of Financial Instruments

On a quarterly basis, the Company measures the fair value of its marketable securities and trading securities, which are comprised of government-sponsored enterprise securities, corporate debt securities, auction rate securities (“ARS”), and commercial paper.  Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s consolidated balance sheet and are recorded at fair value and the related unrealized gains and losses are included in accumulated other comprehensive (loss) income, a component of shareholders’ equity, net of tax.  Trading securities are included in restricted trading security investments with the related unrealized gains and losses recorded in earnings.  SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 27, 2009 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Government-sponsored enterprises	$173,824	$173,824	$-	$-
Auction rate securities	19,941	-	2,200	17,741
Put option	2,709	-	-	2,709
Money market funds	53,714	53,714	-	-
	$250,188	$227,538	$2,200	$20,450

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.        INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

During the three months ended June 27, 2009, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option
Level 3 balance at March 28, 2009	$17,983	$2,517
Unrealized (loss) gain included in other (expense) income	(192)	192
Settlement of ARS	(50)	-
Level 3 balance at June 27, 2009	$17,741	$2,709

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

In the third quarter of fiscal 2009, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its level 3 ARS.  The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, and is a registered, nontransferable security accounted for as a put option and recorded at fair value.  The Company elected fair value accounting under SFAS 159 in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.  As of June 27, 2009, the put option had a fair value of $2.7 million, which is recorded in “other current assets.”

With acceptance of the settlement agreement, the level 3 ARS previously reported as available-for-sale were transferred to trading securities.  The Company has classified these level 3 ARS as “restricted  trading security investments” on the condensed consolidated balance sheet as of June 27, 2009 as these ARS securities are pledged as collateral for the “no net cost” credit line.

Given the liquidity issues, the fair values of the student loan ARS could not be estimated based on observable market prices.  The Company estimated the level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of June 27, 2009.  The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.        INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  For the first quarter of fiscal 2010, the Company impaired an immaterial amount of certain property and equipment.  The fair value of these impaired assets was estimated in accordance with SFAS 144 using a significant Level 3 unobservable input (market valuation approach).  The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.

Financial Instruments Not Recorded at Fair Value

For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses fair value in accordance with FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  As of June 27, 2009, the carrying values of the Company’s convertible subordinated notes approximated fair value (see Note 5 to the Condensed Consolidated Financial Statements).

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

•         The rate of growth and development of the markets we serve;

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

•         The risks associated with the reduction or elimination of our investments in our wireless systems business, including cellular transceivers and GPS solutions;

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

•         Our ability to manage channel partner and customer relationships;

•         Variability in operating results;

•         Variability in production yields, raw material costs and availability;

•         Dependence on a limited number of customers for a substantial portion of our revenues;

•         Dependence on gallium arsenide (GaAs) for the majority of our products;

•         Our ability to reduce costs and improve margins in response to declining average selling prices;

•         Our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•         Our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•         Currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations;

•         Our ability to maintain our existing material goodwill and long-lived assets, including finite-lived acquired intangible assets;

•         Our ability to obtain and enforce patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties;

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

FIRST QUARTER FISCAL 2010 FINANCIAL AND OPERATIONAL HIGHLIGHTS:

• Quarterly revenue decreased by 11.6% as compared to the corresponding quarter of fiscal 2009, primarily due to lower demand for our 2G products and our CATV line amplifiers.  These decreases were partially offset by increased demand for our front-end modules for smart phones as well as our transceiver products.

• Operating income was $12.1 million for the first quarter of fiscal 2010 as compared to an operating loss of $39.7 million for the corresponding quarter of fiscal 2009.  In the first quarter of fiscal 2009, we recorded $26.6 million of restructuring charges related to the reduction of our investment in wireless systems, including cellular transceivers and GPS solutions.  The strategic and economic restructurings of fiscal 2009 have generated significant cost reductions and are contributing to our improvement in operating income in the first quarter of fiscal 2010.  These cost reductions included both cost of sales and operating expense improvements.

• Gross margin for the quarter was 34.8% as compared to 30.1% in the corresponding quarter of fiscal 2009.  Gross margin improved primarily as a result of the cost savings initiatives resulting from the fiscal 2009 restructuring activities.  In addition, and to a lesser extent our gross margin for the first quarter of fiscal 2010 benefited from the sale of inventory which had previously been reserved for (due to the global economic slowdown in fiscal 2009), as well as an increase in our intellectual property revenue.  Partially offsetting these increases in gross margin were an unfavorable product mix toward lower margin products and erosion in average selling prices.

• Cash flow from operations was $36.4 million for the three months ended June 27, 2009 as compared to cash used by operating activities of $2.9 million for the three months ended June 28, 2008.  This increase is primarily attributable to improved profitability as a result of the strategic and economic restructuring efforts as well as decreased restructuring cash charges.  Improvements in certain working capital items also contributed to the positive cash flow as we continue to focus on inventory, accounts receivable and accounts payable.

• Capital expenditures totaled $1.9 million for the three months ended June 27, 2009 as compared to $18.5 million in the corresponding period of fiscal 2009.

• Inventory totaled $107.0 million at June 27, 2009, reflecting turns of 5.2 as compared to $180.2 million and turns of 3.7 at June 28, 2008.

• During the first quarter of fiscal 2010, we repurchased an aggregate of $10.0 million par value of (i) our $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”), and (ii) our $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”), which resulted in a gain of approximately $1.9 million.

• The adoption of FSP APB 14-1 resulted in a $5.5 million decrease to our net income for the three months ended June 27, 2009 (see Note 5 to the Condensed Consolidated Financial Statements).

The following table presents a summary of our results of operations for the three months ended June 27, 2009 and June 28, 2008:

	Three Months Ended
(In thousands, except percentages)	June 27, 2009	% of Revenue	June 28, 2008	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$212,540	100.0%	$240,492	100.0%	$(27,952)	(11.6)%
Cost of goods sold	138,539	65.2	168,163	69.9	(29,624)	(17.6)
Research and development	35,633	16.8	51,354	21.4	(15,721)	(30.6)
Marketing and selling	13,568	6.4	18,522	7.7	(4,954)	(26.7)
General and administrative	11,212	5.3	13,058	5.4	(1,846)	(14.1)
Other operating expense	1,537	0.6	29,098	12.1	(27,561)	(94.7)
Operating income (loss)	$12,051	5.7%	$(39,703)	(16.5)%	51,754	130.4

REVENUE

 Our revenue decreased during the three months ended June 27, 2009, as compared to the corresponding period of fiscal 2009, primarily due to lower demand for our 2G products and our CATV line amplifiers.  These decreases were partially offset by increased demand for our front-end modules for smart phones as well as our transceiver products.  International shipments (based on the "bill to" address of the customer) were $181.5 million and accounted for 85.4% of revenue for the three months ended June 27, 2009, compared to $189.9 million, or 78.9% of revenue, for the three months ended June 28, 2008.

OPERATING INCOME (LOSS)

Operating income was approximately $12.1 million for the three months ended June 27, 2009 compared to an operating loss of $39.7 million for the three months ended June 28, 2008.  The strategic and economic restructurings of fiscal 2009 have generated significant cost reductions and are contributing to our improvement in operating income in the first quarter of fiscal 2010 (see Note 9 to the Condensed Consolidated Financial Statements).  These cost reductions included both cost of sales and operating expense improvements.  During the first quarter of fiscal 2009 we recorded $26.6 million of expenses associated with the strategic restructuring.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 27, 2009 decreased $29.6 million as compared to the corresponding period of fiscal 2009, primarily due to the cost savings initiatives resulting from the fiscal 2009 restructuring activities as well as decreased revenue and improved pricing on externally-sourced raw materials.

In addition to the above cost savings, but to a lesser extent gross margins were positively impacted for the three months ended June 27, 2009 as compared to the corresponding period of fiscal 2009 as a result of the sale of inventory which had previously been reserved for (due to the global economic slowdown in fiscal 2009), as well as an increase in our intellectual property revenue.  Partially offsetting these increases in gross margin were an unfavorable product mix toward lower margin products and erosion in average selling prices.

Research and Development

The decrease in research and development expenses for the three months ended June 27, 2009 was primarily due to the decrease in headcount and related personnel expense due to the recent restructurings.

Marketing and Selling

The decrease in marketing and selling expenses for the three months ended June 27, 2009 was primarily due to the decrease in headcount and related personnel expense due to the recent restructurings.  In addition, marketing and selling expense decreased as a result of lower intangible amortization expense for the three months ended June 27, 2009 as compared to the corresponding period of fiscal 2009, due to the impairment of certain customer relationship intangibles during the third quarter of fiscal 2009.

General and Administrative

The decrease in general and administrative expenses for the three months ended June 27, 2009 was due to the decrease in headcount and related personnel expense and other administrative costs associated with the recent restructurings.

Other Operating Expense
During the third quarter of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for our products resulting from the global economic slowdown.  We outsourced certain non-core manufacturing operations and consolidated the Shanghai test and assembly operations with our primary test and assembly facility in Beijing, China.  We decreased operating expenses including the elimination of approximately 100 jobs worldwide, or approximately 2% of the Company’s global workforce, along with reductions in supporting expenses.  The restructuring resulted in the impairment of certain property and equipment, among other charges.  The Company recorded restructuring charges of approximately $1.8 million for the three months ended June 27, 2009 related to one-time employee termination benefits, impaired assets (including property and equipment totaling $0.7 million) and lease and other contract termination costs.

From the third quarter of 2009 through the first quarter of 2010, we incurred a total of $68.9 million in restructuring charges related to this plan.  As of June 27, 2009, the Company expects to record approximately $6.6 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination benefits, for a total expected cost of $75.5 million (see Note 9 to the Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2009, we began execution of a strategic restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our core RF component opportunities.  Additionally, we are consolidating our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.  We have recorded restructuring charges of $0.2 million and $26.6 million as of June 27, 2009 and June 28, 2008, respectively.  From the first quarter of fiscal 2009 through the first quarter of 2010, we incurred a total of $47.2 million in restructuring charges related to this plan.  As of June 27, 2009, the Company expects to record approximately $2.6 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination benefits, for a total expected cost of approximately $49.8 million.  As of June 27, 2009, the restructuring to reduce or eliminate the Company’s investments in wireless systems is substantially completed (see Note 9 to the Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2009 we recorded $1.4 million in expenses related to the in-process research and development with no alternative future use that we acquired from UMC to “other operating expense” at the acquisition date in accordance with SFAS 141, “Business Combinations” (see Note 10 to the Condensed Consolidated Financial Statements).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(in thousands)	June 27, 2009	June 28, 2008 (1)

Interest expense	$(6,414)	$(6,425)
Interest income	444	1,939
Gain on the retirement of convertible subordinated notes	1,949	-
Other (expense) income	(176)	569
Income tax (expense) benefit	(3,070)	17,095

(1) Certain amounts have been adjusted as a result of the retrospective adoption of FSP APB 14-1.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Interest Expense
Interest expense remained consistent for the three months ended June 27, 2009, as compared to the three months ended June 28, 2008.

Interest expense for the three months ended June 28, 2008, has been adjusted as a result of the retrospective adoption of FSP APB 14-1.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Interest Income
Interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates.

Gain on the retirement of convertible subordinated notes

In the first quarter of fiscal 2010 we repurchased an aggregate of $10.0 million par value of the Notes, which resulted in a gain of approximately $1.9 million.

Other (Expense) Income

The increase in other expense is primarily related to the foreign currency exchange rate impact on our Renminbi, Euro and Sterling denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.

Income Taxes

In accordance with APB Opinion No. 28, “Interim Financial Reporting,” our provision for income taxes for the reporting period ended June 27, 2009, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended June 28, 2008, in accordance with paragraph 13 of FASB interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN 18”), we computed our provision for income taxes limiting the tax benefit recognized to the amount determined by treating our year-to-date “ordinary” loss as the anticipated “ordinary” loss for the fiscal year.  We applied this provision as the year-to-date “ordinary” loss exceeded the anticipated “ordinary” loss for the fiscal year.

Income tax expense for the three months ended June 27, 2009, was $3.1 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax expense related to deferred tax asset valuation allowance increases in the U.S., U.K., and China, and a tax expense related to finalizing the implementation methodology on an Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.  Income tax benefit for the three months ended June 28, 2008 was $17.1 million, comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.

In accordance with FASB Statement 109, “Accounting for Income Taxes,” as of the end of the reporting period ended June 27, 2009, the Company evaluated the realizability of its deferred tax assets and increased the valuation allowance for the deferred tax assets in the U.K., China, and the U.S. from the $138.4 million valuation allowance as of the end of fiscal 2009 to $140.9 million as of the end of the first quarter of fiscal 2010.  This increase in the deferred tax asset valuation allowance was made after management determined that it is “more likely than not” that those deferred tax assets will not be realized.

At March, 31, 2007, the Company had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions.  As of the end of fiscal 2007, the Company was no longer in a cumulative domestic pre-tax loss position for the most recent three-year period.  The valuation allowance was based on a determination by the Company’s management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results.  These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.

During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million.  Of this amount, $12.9 million was reversed in connection with the adoption of Financial Accounting Standards Board (FASB) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB statement No. 109.”  The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the Sirenza acquisition.  The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable.  Based on actual activity during the period, by the end of the first quarter the Company was able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies.  The majority of the subsequent increase in the valuation allowance to $38.8 million as of the end of fiscal 2008 consisted of the $3.4 million amount recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and $27.0 million amount recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.

In accordance with SFAS 109, as of the end of the third quarter of fiscal 2009, the Company evaluated the ability to realize its deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K., China, and the U.S. from $37.0 million as of the end of the prior quarter to $126.5 million.  This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in the Company moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008.  Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance under SFAS 109 to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.

As of the end of fiscal 2009, the valuation allowance against deferred tax assets had increased by $99.6 million from $38.8 million as of the end of fiscal 2008 to $138.4 million.  This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill; increases of $90.8 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $14.1 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009 and which increases were recorded as an income tax expense during the fiscal year; a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year; and a $7.6 million decrease related to the impact from the change in the exchange rate for the British pound on the valuation allowance for U.K. deferred tax assets existing as of the beginning of the fiscal year, which amount was offset by a  corresponding decrease in the U.S. dollar denominated amount of the related U.K. deferred tax assets.

The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal.  The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.

NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of fiscal 2010, we adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This statement changes the way assets and liabilities are recognized in purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.  While SFAS 141(R) applies only to business combinations with an acquisition date after its effective date, the amendments to SFAS 109, with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties are being applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations.  Our financial statements may be impacted to the extent we acquire entities in a purchase business combination in the future.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for us during our interim period ending October 3, 2009, and will not have an impact on our financial condition or results of operations.  We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement was effective for our first quarter of fiscal 2010 (see Note 1 to the Condensed Consolidated Financial Statements).

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FSP 115-2/124-2”).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security.  Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses.  The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.  FSP 115-2/124-2 was effective for our first quarter of fiscal 2010.  The adoption of FSP 115-2/124-2 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP 107-1/APB 28-1”).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, “Disclosures about the Fair Value of Financial Instruments.”  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and was effective for our first quarter of fiscal 2010 (see Note 11 to the Condensed Consolidated Financial Statements).

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  We adopted the provisions of FSP APB 14-1 on March 29, 2009.  The adoption of FSP APB 14-1 resulted in a $5.5 million decrease to our net income for the three months ended June 27, 2009 (see Note 5 to the Condensed Consolidated Financial Statements).

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP 142-3 was effective for us in the first quarter of fiscal 2010.  The adoption of FSP 142-3 did not have an impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.  In February 2008, the FASB issued FSP No. 157-1, “Application of FASB Statement  157 to FASB Statement  13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FSP No. 157-2,  “Effective Date of FASB Statement 157” (“FSP 157-2”).  FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years (our first quarter of fiscal 2010).  In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations.  In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased.  FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  FSP 157-4 was effective for the Company in the first quarter of fiscal 2010.  The adoption of SFAS 157 and FSP 157-4 did not have a significant impact on our condensed consolidated financial statements (see Note 11 to the Condensed Consolidated Financial Statements for further details on our fair value measurements).

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses.  As of June 27, 2009, we had working capital of approximately $236.5 million, including $125.2 million in cash and cash equivalents, compared to working capital at June 28, 2008, of $460.4 million, including $116.6 million in cash and cash equivalents.

The recent and unprecedented disruption in the credit markets has had a significant adverse impact on a number of financial institutions that provide capital, as well as on our customers and suppliers that depend on borrowing such capital to fund their liquidity requirements.  Because we rely primarily on cash on hand and cash generated from operations to fund our business (as opposed to revolving credit or similar borrowing facilities), our liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted during fiscal 2010.  Our management plans to continue to closely monitor our liquidity and developments in the credit markets.

Cash Flows from Operating Activities
Operating activities for the three months ended June 27, 2009, generated cash of $36.4 million, compared to cash used of $2.9 million for the three months ended June 28, 2008.  During the first quarter of fiscal 2010, our net income increased $31.3 million year-over-year.  This year-over-year increase was primarily attributable to improvements in profitability driven by the strategic and economic restructuring efforts during fiscal 2009 and decreased restructuring charges.  In the first quarter of fiscal 2009, we recorded restructuring charges of $26.6 million compared to $2.0 million in the first quarter of fiscal 2010.  Improvements in certain working capital items also contributed to the positive operating cash flow.  Management continues to focus on inventory and accounts payable management and maintaining consistent accounts receivable collections during the global economic slowdown.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 27, 2009, was $76.8 million compared to net cash used in investing activities of $10.3 million for the three months ended June 28, 2008.  This increase was primarily due to the purchase of additional investments in available-for-sale securities.  In addition, we purchased approximately $1.9 million of property and equipment for the three months ended June 27, 2009 as compared to $18.5 million for the three months ended June 28, 2008.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.7 million for the three months ended June 27, 2009, compared to net cash used in financing activities of $0.3 million for the three months ended June 28, 2008.  This increase is primarily due to the repurchase of an aggregate of $10.0 million par value of the Notes, which resulted in a gain of approximately $1.9 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of June 27, 2009, the outstanding balance of this loan totaled approximately $12.6 million.

In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million.  Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.  As of June 27, 2009, we were in compliance with our debt covenants.

Convertible Debt During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of June 27, 2009 and June 28, 2008, the 0.75% convertible notes had a fair value of $163.3 million (excluding the notes that were repurchased) and $151.0 million, respectively.  The 1.00% convertible notes had a fair value of $97.4 million (excluding the notes that were repurchased) and $118.0 million at June 27, 2009 and June 28, 2008, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due July 1, 2010 (first quarter of fiscal 2011).  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of June 27, 2009, and June 28, 2008, the 1.50% convertible subordinated notes had a fair value of $205.8 million (excluding the notes that were repurchased) and $210.7 million, respectively.

Due to the first quarter of fiscal 2011 ending on July 3, 2010, the convertible subordinated notes due on July 1, 2010 totaling $206.3 million have been reclassified to current debt from long-term debt, which reflects a change from how such notes were classified in our quarterly earnings release dated July 23, 2009.

In the first quarter of fiscal 2010, we repurchased $7.8 million par value convertible subordinated notes due 2014 at an average price of $61.55, which resulted in a gain of approximately $1.6 million.  In the first quarter of fiscal 2010, we also repurchased $2.2 million par value convertible subordinated notes due 2012 at an average price of $78.56, which resulted in a gain of approximately $0.3 million.

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

No Net Cost Credit Line   In November 2008, we entered into an agreement with the company that holds our level 3 ARS in which the securities firm will give us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012.  We intend to sell our outstanding level 3 ARS to the securities firm on or about June 30, 2010.  Included in the agreement was the option to take out a “no net cost” credit line (Credit Line Agreement), which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on our level 3 ARS, which are pledged as first priority collateral for this loan.  The ARS securities pledged as collateral for the loan had a market value of $17.7 million as of June 27, 2009.  Pursuant to the terms and conditions of the Credit Line Agreement we may borrow up to 75% of the market value of our outstanding level 3 ARS.  In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time.  However, if the securities firm exercises this right, the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established.  If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par.

During fiscal 2009, we executed on the Credit Line Agreement and drew up to the 75% stated limit, or $13.6 million as of June 27, 2009, as determined by the securities firm.  The credit line will become payable when the securities firm receives the proceeds from purchases of our ARS.  As of June 27, 2009, the credit line is recorded in short-term debt on our consolidated balance sheet.

Contractual Obligations The following table summarizes our convertible debt obligations, including interest, as of June 27, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

	Payments Due By Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes due 2010 (par value $207.0 million)*	$211,658	$3,105	$208,553	$-	$-
Convertible subordinated notes due 2012 (par value $197.7 million)	202,197	1,483	200,714	-	-
Convertible subordinated notes due 2014 (par value $134.9 million)	141,646	1,349	2,698	137,599	-
Total convertible debt	$555,501	$5,937	$411,965	$137,599	$-

* The 1.50% convertible subordinated notes are due on July 1, 2010 (first quarter of fiscal 2011).

Capital Commitments At June 27, 2009, we had short-term capital commitments of approximately $1.1 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.

Future Sources of Funding  Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our April 2007 convertible note offering, our fiscal 2004 note offering and our $25.0 million equipment term loan, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  The 1.50% convertible subordinated notes are due on July 1, 2010 (first quarter of fiscal 2011).  However, if current economic conditions or other factors materially reduce demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first three months of fiscal 2010.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

10.1	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 *

10.2	Equity Award Election Form, pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 *

10.3

Form of Stock Option Agreement — Annual/Supplemental Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 *

10.4	Form of Restricted Stock Unit Agreement — Initial RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended *

10.5	Form of Restricted Stock Unit Agreement — Annual/Supplemental RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended *

10.6	RF Micro Devices, Inc. Director Compensation Plan, effective May 7, 2009 *

10.7	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 8, 2009 *

10.8	2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc., as amended and restated through June 13, 2003 *

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
Date: August 6, 2009
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: August 6, 2009
/s/ Barry D. Church

Barry D. Church

Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 *

10.2	Equity Award Election Form, pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 *

10.3

Form of Stock Option Agreement — Annual/Supplemental Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 *

10.4	Form of Restricted Stock Unit Agreement — Initial RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended *

10.5	Form of Restricted Stock Unit Agreement — Annual/Supplemental RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended *

10.6	RF Micro Devices, Inc. Director Compensation Plan, effective May 7, 2009 *

10.7	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 8, 2009 *

10.8	2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc., as amended and restated through June 13, 2003 *

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

