Form 10-Q
period 2009-10-03
RF MICRO DEVICES INC
filed 2009-11-12
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009

or

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

Yes [  ] No [X]

As of October 30, 2009, there were 268,163,157 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited)

	October 3, 2009	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$116,667	$172,989
Restricted cash and trading security investments (Note 11)	19,049	62
Short-term investments (Note 11)	223,344	93,527
Accounts receivable, less allowance of $692 and $886 as of October 3, 2009 and March 28, 2009, respectively	100,854	90,231
Inventories (Note 3)	117,880	113,611
Prepaid expenses	10,559	10,885
Other receivables	20,089	9,040
Other current assets (amount recorded at fair value is $2.3 million) (Note 11)	40,444	27,089
Total current assets	648,886	517,434

Property and equipment, net of accumulated depreciation of $462,602 at October 3, 2009 and $435,179 at March 28, 2009	277,747	315,127
Goodwill	95,628	95,628
Intangible assets, net	111,469	121,191
Long-term investments (Note 11)	2,175	20,183
Other non-current assets (Note 6)	18,108	19,079
Total assets	$1,154,013	$1,088,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	73,495	46,745
Accrued liabilities	50,306	51,259
Current portion of long term debt, net of unamortized discount of $515 at October 3, 2009	211,448	4,839
No net cost credit line (Note 11)	13,450	-
Other current liabilities	919	923
Total current liabilities	349,618	103,766

Long-term debt, net of unamortized discount of $61,948 at October 3, 2009 and $73,779 at March 28, 2009 (Note 5)	283,857	491,607
No net cost credit line (Note 11)	-	13,500
Other long-term liabilities (Note 6)	53,747	47,807
Total liabilities	687,222	656,680

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 268,144 and 264,035 shares issued and outstanding at October 3, 2009 and March 28, 2009, respectively	959,446	958,742
Additional paid-in capital	250,863	236,394
Accumulated other comprehensive income, net of tax	462	169
Accumulated deficit	(743,980)	(763,343)
Total shareholders’ equity	466,791	431,962

Total liabilities and shareholders’ equity	$1,154,013	$1,088,642

 See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	October 3, 2009	September 27, 2008 (1)

Revenue	$254,757	$271,669

Operating costs and expenses:
Cost of goods sold	163,208	194,901
Research and development	34,846	45,063
Marketing and selling	14,741	17,153
General and administrative	16,721	15,781
Other operating expense (Note 9)	1,114	17,816
Total operating costs and expenses	230,630	290,714
Income (loss) from operations	24,127	(19,045)

Interest expense	(6,260)	(6,588)
Interest income	302	1,447
Other (expense) income	(89)	941

Income (loss) before income taxes	18,080	(23,245)

Income tax (expense) benefit (Note 6)	(3,501)	9,018
Net income (loss)	$14,579	$(14,227)

Net income (loss) per share (Note 2):
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)

Shares used in per share calculation:
Basic	267,073	262,091
Diluted	298,668	262,091

(1) Certain amounts have been adjusted as a result of the retrospective adoption of Financial Accounting Standards Board Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Settlement)” (“FSP APB 14-1”), now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options” (“FASB ASC 470-20”).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(Unaudited)

	Six Months Ended
	October 3, 2009	September 27, 2008 (1)

Revenue	$467,297	$512,161

Operating costs and expenses:
Cost of goods sold	301,746	363,063
Research and development	70,479	96,417
Marketing and selling	28,310	35,675
General and administrative	27,933	28,839
Other operating expense (Note 9)	2,650	46,915
Total operating costs and expenses	431,118	570,909
Income (loss) from operations	36,179	(58,748)

Interest expense	(12,674)	(13,014)
Interest income	746	3,386
Gain on retirement of convertible subordinated notes (Note 5)	1,949	-
Other (expense) income	(266)	1,511

Income (loss) before income taxes	25,934	(66,865)

Income tax (expense) benefit (Note 6)	(6,571)	26,113
Net income (loss)	$19,363	$(40,752)

Net income (loss) per share (Note 2):
Basic	$0.07	$(0.16)
Diluted	$0.07	$(0.16)

Shares used in per share calculation:
Basic	266,377	261,675
Diluted	297,573	261,675

(1) Certain amounts have been adjusted as a result of the retrospective adoption of APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 3, 2009	September 27, 2008 (1)
Cash flows from operating activities:
Net income (loss)	$19,363	$(40,752)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	37,540	43,702
Amortization	9,521	15,066
Non-cash interest expense and amortization of debt issuance costs	8,944	8,905
Investment discount amortization, net	(155)	(336)
Excess tax benefit from exercises of stock options	-	(275)
Deferred income taxes	(1,320)	(18,102)
Foreign currency adjustments	255	(2,020)
Acquired in-process research and development cost	-	1,400
Asset impairments (including restructuring impairments)	2,209	24,508
Gain on retirement of convertible subordinated notes	(1,949)	-
(Gain) loss on disposal of assets, net	(987)	498
Share-based compensation expense	15,262	13,081
Changes in operating assets and liabilities:
Accounts receivable, net	(10,594)	(5,255)
Inventories	(4,027)	24,716
Prepaid expense and other current and non-current assets	(10,355)	(20,254)
Accounts payable and accrued liabilities	24,891	(3,328)
Income tax payable/recoverable	(3,731)	(4,655)
Other liabilities	(1,292)	(178)
Net cash provided by operating activities	83,575	36,721

Investing activities:
Purchase of property and equipment	(3,285)	(36,607)
Restricted cash associated with investing activities	(720)	-
Purchase of Universal Microwave Corporation (UMC), net of cash acquired	-	(23,493)
Proceeds from working capital refund from Filtronic PLC	-	3,619
Final retainer received from sale of substantially all Bluetooth® assets	-	5,850
Proceeds from sale of property and equipment	2,253	418
Proceeds from maturities of securities available-for-sale	93,485	100,490
Purchase of securities available-for-sale	(223,057)	(48,259)
Net cash (used in) provided by investing activities	(131,324)	2,018

Financing activities:
Payment of convertible subordinated notes	(6,564)	-
Payment of debt	(2,373)	(2,198)
Excess tax benefit from exercises of stock options	-	275
Proceeds from no net cost loan	(50)	-
Proceeds from exercise of stock options, warrants and employee stock purchases	704	2,719
Restricted cash associated with financing activities	(532)	433
Repayment of capital lease obligations	(99)	(335)
Net cash (used in) provided by financing activities	(8,914)	894

Net (decrease) increase in cash and cash equivalents	(56,663)	39,633
Effect of exchange rate changes on cash	341	(109)
Cash and cash equivalents at the beginning of the period	172,989	129,750
Cash and cash equivalents at the end of the period	$116,667	$169,274

(1) Certain amounts have been adjusted as a result of the retrospective adoption of APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results.  In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009, as adjusted by the information contained in the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2009, to reflect the retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in the condensed consolidated financial statements for the quarter ended September 27, 2008 have been reclassified to conform to the presentation of the condensed consolidated financial statements for the quarter ended October 3, 2009.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year.  The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31.  Fiscal 2010 is a 53-week fiscal year and as a result the second fiscal quarter ended October 3, 2009 included 14 weeks compared to 13 weeks for the second fiscal quarter ended September 27, 2008.

The Company adopted FSP APB 14-1 (now codified as FASB ASC 470-20) on March 29, 2009, which requires an allocation of convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component).  Certain prior period amounts in the accompanying Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows have been revised to reflect the impact of the Company’s retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements.

The Company has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued.  The Company did not identify any subsequent events requiring recognition or disclosure in these financial statements.

Share-based Compensation

During the second quarter of fiscal 2010 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s five most highly compensated officers, members of its Board of Directors, consultants, and former and retired employees.  Under the option exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options (the “eligible options”) previously granted to them at exercise prices of $5.00 and greater, for new options to be granted under the Company’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”) after expiration of the option exchange program.  The ratio of exchanged eligible options to new options was two-to-one, meaning that a participant would receive a new option for one share of the Company’s common stock in exchange for an eligible option for two shares of common stock.  As a result of the option exchange program, approximately 1.8 million eligible options were canceled (with exercise prices over $5.00) on August 7, 2009 and approximately 0.9 million new options were granted under the 2003 Plan on August 7, 2009 with an exercise price of $4.86 (the closing price of the Company's common stock as reported on the NASDAQ Global Select Market on the trading date immediately preceding the date the new options were granted).  The new options generally will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.  However, the new options granted to certain executive officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule and remain outstanding as if the officer had remained an employee and will be exercisable for the remaining option term (unless the administrator of the 2003 Plan determines otherwise).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.          NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 3, 2009	September 27, 2008 (1)	October 3, 2009	September 27, 2008 (1)
Numerator for basic and diluted net income
(loss) per share:
Net income (loss) available to common shareholders	$14,579	$(14,227)	$19,363	$(40,752)
Plus: Income impact of assumed
conversions for interest on 1.50% convertible notes	603	-	1,200	-
Net income (loss) plus assumed conversion of
notes – Numerator for diluted net income
(loss) per share	$15,182	$(14,227)	$20,563	$(40,752)

Denominator:
Denominator for basic net income (loss) per
share – weighted average shares	267,073	262,091	266,377	261,675
Effect of dilutive securities:
Employee stock options	4,465	-	4,066	-
Assumed conversion 1.50% convertible notes	27,130	-	27,130	-
Denominator for diluted net income (loss) per
share – adjusted weighted average shares
and assumed conversions	298,668	262,091	297,573	261,675

Basic and diluted net income (loss) per share	$0.05	$(0.05)	$0.07	$(0.16)

(1) Certain amounts have been adjusted as a result of the retrospective adoption of APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

In the computation of diluted net income per share for the three and six months ended October 3, 2009, outstanding stock options to purchase approximately 17.9 million shares and 18.7 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net loss per share for the three and six months ended September 27, 2008, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010 for both the three and six months ended October 3, 2009.  The 1.50% convertible subordinated notes are convertible at a price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.  After the repurchase of $23.0 million original principal amount of these notes by the Company during fiscal 2009 (see Note 5 to the Condensed Consolidated Financial Statements), the notes are convertible into a total of approximately 27.1 million shares as compared to 30.1 million shares prior to the repurchase.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.          NET INCOME (LOSS) PER SHARE (continued)

The computation of diluted net income (loss) per share does not assume the conversion of the Company’s 0.75% or 1.00% convertible subordinated notes due 2012 and 2014, respectively.  Upon conversion of each $1,000 principal amount of these two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value.  If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock.  The Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable.  Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company’s common stock for the ten consecutive trading days preceding the date of determination.  The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	October 3, 2009	March 28, 2009
Raw materials	$44,121	$55,753
Work in process	45,783	44,125
Finished goods	57,487	53,277
	147,391	153,155
Inventory reserve	(29,511)	(39,544)
Total inventories	$117,880	$113,611

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders’ equity.  Comprehensive income (loss) is not materially different than net income (loss) for both the three and six months ended October 3, 2009 and September 27, 2008.

5.        DEBT

Debt balances at October 3, 2009 and March 28, 2009 are as follows (in thousands):

	October 3, 2009	March 28, 2009
Convertible subordinated notes due 2010, net of discount	$206,485	$206,143
Convertible subordinated notes due 2012, net of discount	168,285	164,726
Convertible subordinated notes due 2014, net of discount	102,416	105,098
Bank loan	6,724	6,729
No net cost credit line	13,450	13,500
Equipment term loan, net of discount	11,395	13,750
Subtotal	508,755	509,946
Less current portion	224,898	4,839

Total long-term debt	$283,857	$505,107

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

Holders may convert either series of Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of Notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable Notes.  Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes.  If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.  The maximum number of shares issuable upon conversion of these Notes as of October 3, 2009, is approximately 32.1 million shares (subsequent to the repurchase by the Company of an aggregate of $42.4 million principal amount of the Notes), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

In the first quarter of fiscal 2010, the Company repurchased $7.8 million original principal amount of 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.  In the first quarter of fiscal 2010, the Company also repurchased $2.2 million original principal amount of 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.

On March 29, 2009, the Company adopted FSP APB 14-1 (now codified as FASB ASC 470-20).  FASB ASC 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument and requires retrospective application to all periods presented.  FASB ASC 470-20 applies to the Notes.  As of the date of the issuance of the Notes (April 2007), the Company estimated the fair value of the 2012 Notes to be $144.3 million using a 7.50% non-convertible borrowing rate.  The fair value of the 2014 Notes was calculated to be $113.6 million using a 7.52% non-convertible borrowing rate.  As of the issuance date, the difference between the fair value and the principal amount of the Notes was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax.  The discount of the liability component is being amortized over the term of the Notes using the effective interest method.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The adoption of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended October 3, 2009 (in thousands):

	Three Months Ended October 3, 2009			Six Months Ended October 3, 2009
	As Computed prior to FSP APB 14-1	As Reported under FSP APB 14-1	Effect of change	As Computed prior to FSP APB 14-1	As Reported under FSP APB 14-1	Effect of change
Interest expense	$(2,172)	$(6,260)	$(4,088)	$(4,784)	$(12,674)	$(7,890)
Gain on retirement of convertible subordinated notes	-	-	-	3,326	1,949	(1,377)
Income tax expense	(3,501)	(3,501)	-	(6,246)	(6,571)	(325)
Net income	18,667	14,579	(4,088)	28,955	19,363	(9,592)

Net income per share:
Basic	$0.07	$0.05	$(0.02)	$0.11	$0.07	$(0.04)
Diluted	$0.06	$0.05	$(0.01)	$0.10	$0.07	$(0.03)

The retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 27, 2008 (in thousands):

	Three Months Ended September 27, 2008			Six Months Ended September 27, 2008
	Previously Reported	As Adjusted	Effect of change	Previously Reported	As Adjusted	Effect of change
Interest expense	$(2,676)	$(6,588)	$(3,912)	$(5,264)	$(13,014)	$(7,750)
Income tax benefit	7,554	9,018	1,464	23,213	26,113	2,900
Net loss	(11,779)	(14,227)	(2,448)	(35,902)	(40,752)	(4,850)

Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.01)	$(0.14)	$(0.16)	$(0.02)
Diluted	$(0.04)	$(0.05)	$(0.01)	$(0.14)	$(0.16)	$(0.02)

The retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Consolidated Balance Sheet as of March 28, 2009 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Other current assets	$21,737	$27,089	$5,352
Long-term debt, net of discount	559,529	491,607	(67,922)
Other long-term liabilities	42,455	47,807	5,352
Additional paid-in capital	170,052	236,394	66,342
Accumulated deficit	(764,923)	(763,343)	1,580

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended September 27, 2008 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Cash flow from operating activities:
Net loss	$(35,902)	$(40,752)	$(4,850)
Amortization	15,066	15,066	-
Non-cash interest expense and amortization of debt issuance costs	1,155	8,905	7,750
Total amortization	16,221	23,971	7,750
Deferred income taxes	(15,202)	(18,102)	(2,900)

The following tables provide additional information about the Company’s Notes, which as noted above are subject to FSP APB 14-1 (now codified as FASB ASC 470-20) (in thousands):

	2012 Notes		2014 Notes
	October 3, 2009	March 28, 2009	October 3, 2009	March 28, 2009
Carrying amount of the equity component (additional paid-in capital)	$31,310	$31,414	$34,492	$34,928
Principal amount of the convertible subordinated notes	197,748	200,000	134,901	142,691
Unamortized discount of the liability component	(29,463)	(35,274)	(32,485)	(37,593)
Net carrying amount of liability component	168,285	164,726	102,416	105,098

	2012 Notes		2014 Notes
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Effective interest rate on liability component	7.3%	7.3%	7.2%	7.2%

For the three months ended:
Cash interest expense recognized	$395	$371	$360	$433
Non-cash interest expense recognized	2,832	2,469	1,599	1,788

For the six months ended:
Cash interest expense recognized	766	742	703	865
Non-cash interest expense recognized	5,439	4,895	3,101	3,545

As of October 3, 2009, the remaining period over which the unamortized discount will be amortized for the 2012 Notes and 2014 Notes is 2.5 years and 4.5 years, respectively.  As of October 3, 2009, the if-converted value of the Notes did not exceed the principal amount for both the 2012 Notes and the 2014 Notes.

The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $160.5 million (excluding the notes that were repurchased) and $145.9 million as of October 3, 2009 and September 27, 2008, respectively.  The 2014 Notes had a fair value on the PORTAL Market of $117.4 million (excluding the notes that were repurchased) and $109.7 million as of October 3, 2009 and September 27, 2008, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010.  The Company’s 1.50% convertible subordinated notes had a fair value on the PORTAL Market of $202.6 million (excluding the notes that were repurchased) and $193.2 million as of October 3, 2009 and September 27, 2008, respectively.

6.          INCOME TAXES

Income Tax Expense

The Company’s provision for income taxes for the reporting period ended October 3, 2009, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended September 27, 2008, the Company computed its provision for income taxes limiting the tax benefit recognized to the amount determined by treating the Company’s year-to-date “ordinary” loss as the anticipated “ordinary” loss for the fiscal year.  The Company applied this provision as the year-to-date “ordinary” loss exceeded the anticipated “ordinary” loss for the fiscal year.

Income tax expense for the three months ended October 3, 2009, was $3.5 million, which is comprised primarily of a tax expense related to domestic and international operations and a tax benefit related to changes in the deferred tax asset valuation allowance for the United States (U.S.), United Kingdom (U.K.), Germany and China.  Income tax benefit for the three months ended September 27, 2008 was $9.0 million, comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations and a tax benefit related to an increase in state income tax credits.  Income tax expense for the six months ended October 3, 2009 was $6.6 million, which is comprised primarily of a tax expense related to domestic operations and international operations, a tax benefit related to changes in the deferred tax asset valuation allowance for the U.S., U.K., Germany, and China, and a tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.  Income tax benefit for the six months ended September 27, 2008 was $26.1 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.

The Company’s effective tax rate for the three month periods ended October 3, 2009 and September 27, 2008 was 19.4% and 38.8%, respectively.  The Company's effective tax rate for the second quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions and adjustments to the valuation allowance limiting the recognition of the tax benefit of deferred tax assets in the U.S., U.K., Germany, and China.  The Company's effective tax rate for the second quarter of fiscal 2009 differed from the income tax benefit calculated on the basis of the statutory rate due to state tax credits, tax rate differences in foreign jurisdictions, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.

The Company’s effective tax rate for the six month periods ended October 3, 2009 and September 27, 2008 was 25.3% and 39.1%, respectively.  The Company's effective tax rate through the second quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, settlement of the Advance Pricing Agreement adjustments for calendar years 2006, 2007 and 2008, and adjustments to the valuation allowance limiting the recognition of the tax benefit of deferred tax assets in the U.S., U.K., Germany, and China.  The Company's effective tax rate through the second quarter of fiscal 2009 differed from the statutory rate due to the write-off of acquired in-process research and development costs in connection with the UMC acquisition, state tax credits, tax rate differences in foreign jurisdictions, adjustments to the valuation allowance primarily related to limiting the recognition of the tax benefit for domestic state tax credits generated during the fiscal year, and other differences between book and tax treatment of certain expenditures.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

Deferred Taxes

A valuation allowance of $136.1 million against deferred tax assets has been established as of the end of the second quarter of fiscal 2010 as it is management’s opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  The decrease from the $138.4 million valuation allowance as of the end of fiscal 2009 is primarily related to changes in the amount of U.S. and U.K. deferred tax assets.

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

During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million.  Of this amount, $12.9 million was reversed in connection with changes in accounting for uncertain income tax positions.  The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the acquisition of Sirenza Microdevices, Inc.  The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable.  Based on actual activity during the period, by the end of the first quarter of fiscal 2008 the Company was able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies.

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

As of the end of the third quarter of fiscal 2009, the Company evaluated the ability to realize its deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K, China, and the U.S. from $37.0 million as of the end of the prior quarter to $126.5 million.  This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in the Company moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008.  Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.

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

Uncertain Tax Positions

The Company’s gross unrecognized tax benefits increased from $29.5 million as of the end of fiscal 2009 to $30.5 million as of the end of the second quarter of fiscal 2010, with the increase primarily related to tax positions taken during the current fiscal year.  In addition, there was a decrease in gross unrecognized tax benefits of $0.2 million (plus $0.1 million of accrued interest) during the second quarter from expiration of statutes of limitations in locations where tax contingencies were recorded in prior years and $0.6 million (plus $0.3 million of accrued interest) during the first quarter of fiscal 2010 for China tax uncertainties that were settled in connection with the finalization of the Advance Pricing Agreement and related adjustments for calendar years 2006, 2007 and 2008.

Fiscal 2006 and subsequent tax years remain open for examination by the U.S. federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2006 through present), California (fiscal 2005 through present), the U.K. (fiscal 2004 through present), Germany (calendar year 2005 through present), and China (calendar year 2000 through present).

7.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany.  The plan is unfunded with an unfunded obligation of approximately $2.9 million and $2.6 million at October 3, 2009 and March 28, 2009, respectively.

The service and interest cost components of the net periodic benefit cost totaled approximately $0.1 million for both the three and six months ended October 3, 2009 and the three and six months ended September 27, 2008.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.          NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification was effective for the Company for the period ended October 3, 2009, and did not have an impact on the Company’s financial condition or results of operations.  We have incorporated the Codification into our references in this Quarterly Report on Form 10-Q.

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

The Company recorded restructuring charges of approximately $0.5 million and $2.3 million for the three and six months ended October 3, 2009, respectively, related to one-time employee termination benefits, impaired assets (including property and equipment totaling $0.8 million for the six months ended October 3, 2009) and lease and other contract termination costs.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company has $0.8 million of property and equipment that is classified as held for sale as of October 3, 2009.  During the three and six months ended October 3, 2009, the Company recognized a gain of $0.1 million on the sale of assets classified as held for sale.

The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring plan during the six months ended October 3, 2009 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 28, 2009	$1,907	$-	$10,906	$12,813
Costs incurred and charged to expense	1,291	755	237	2,283
Cash payments	(2,899)	-	(812)	(3,711)
Non-cash settlement	-	(755)	-	(755)
Accrued restructuring balance as of October 3, 2009	$299	$-	$10,331	$10,630

The current and long-term restructuring obligations totaling $10.6 million are included in “accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING (continued)

The Company has incurred and expects to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	Fiscal 2009	Three Months Ended October 3, 2009	Six Months Ended October 3, 2009	Future	Total
One-time employee termination benefit costs	$4,390	$298	$1,291	$385	$6,066
Asset impairments	51,432	72	755	200	52,387
Lease and other contract termination costs	11,292	92	237	4,670	16,199
Total restructuring charges	$67,114	$462	$2,283	$5,255	$74,652

As of October 3, 2009, the restructuring related to the adverse macroeconomic business environment is substantially completed.

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

As part of this restructuring, the Company reduced its global workforce by approximately 10 percent.  The Company recorded restructuring charges of approximately $0.6 million and $0.8 million for the three and six months ended October 3, 2009, and $17.1 million and $43.7 million for the three and six months ended September 27, 2008, respectively, related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs.  The fair value of the impaired assets was estimated based on quoted market prices of similar assets.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company had $0.3 million of property and equipment classified as held for sale as of October 3, 2009.  During the three and six months ended October 3, 2009, the Company recognized a loss of $0.6 million and $0.7 million on the sale of assets classified as held for sale, respectively.

The following table summarizes restructuring activities associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems during the six months ended October 3, 2009 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 28, 2009	$61	$-	$3,160	$3,221
Costs incurred and charged to expense	5	1,251	187	1,443
Adjustments to expense*	(33)	-	(640)	(673)
Cash payments	(33)	-	(760)	(793)
Non-cash settlement	-	(1,251)		(1,251)
Accrued restructuring balance as of October 3, 2009	$-	$-	$1,947	$1,947

*Adjustments related to finalizing certain contracts.

The current and long-term restructuring obligations totaling $1.9 million are included in “accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING (continued)

The Company has incurred and expects to incur the following restructuring charges or adjustments to expense associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	Fiscal 2009	Three Months Ended October 3, 2009	Six Months Ended October 3, 2009	Future	Total
One-time employee termination benefit costs	$9,023	$5	$(28)	$-	$8,995
Asset impairments	24,573	1,175	1,251	-	25,824
Lease and other contract termination costs	13,473	(571)	(453)	1,622	14,642
Total restructuring charges	$47,069	$609	$770	$1,622	$49,461

As of October 3, 2009, the restructuring to reduce or eliminate the Company’s investment in wireless systems is substantially completed.

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

The in-process research and development with no alternative future use that we acquired from UMC ($1.4 million) was charged to “other operating expense” at the acquisition date.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.        INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

As of October 3, 2009 and March 28, 2009, available-for-sale securities and trading securities were included in the following captions in the Company’s Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	Available-for-sale investments		Trading securities	Cash	October 3, 2009 Balance Sheet
Cash and cash equivalents	$41,560	$		$75,107	$116,667
Restricted cash and trading security investments	-		17,769	1,280	19,049
Short-term investments	223,344		-	-	223,344
Long-term investments	2,175		-	-	2,175
Total	$267,079		$17,769	$76,387	$361,235

Balance Sheet Caption	Available-for-sale investments	Trading securities	Cash	March 28, 2009 Balance Sheet
Cash and cash equivalents	$102,757	$-	$70,232	$172,989
Short-term investments	93,527	-	-	93,527
Long-term investments	2,200	17,983	-	20,183
Total	$198,484	$17,983	$70,232	$286,699

The following is a summary of available-for-sale securities as of October 3, 2009, and March 28, 2009 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
October 3, 2009
U.S. government/agency securities	$239,215	$124	$-	$239,339
Auction rate securities	2,175	-	-	2,175
Money market funds	25,565	-	-	25,565
	$266,955	$124	$-	$267,079
March 28, 2009
U.S. government/agency securities	$158,339	$104	$(45)	$158,398
Auction rate securities	2,200	-	-	2,200
Money market funds	37,886	-	-	37,886
	$198,425	$104	$(45)	$198,484

The estimated fair value of available-for-sale securities was based on the prevailing market values on October 3, 2009, and March 28, 2009.  We determine the cost of an investment sold based on the specific identification method.

No realized gains or losses on available-for-sale securities were included in earnings in the first six months of fiscal 2010.

For the three months ended September 27, 2008, $0.7 million of gross realized losses and $0.3 million of gross realized gains were included in earnings, and for the six months ended September 27, 2008, $0.8 million of gross realized losses and $0.3 million of gross realized gains were included in earnings.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.         INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	October 3, 2009		March 28, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$264,780	$264,904	$196,225	$196,284
Due after one year through five years	-	-	-	-
Due after ten years	2,175	2,175	2,200	2,200
Total investments in debt securities	$266,955	$267,079	$198,425	$198,484

No available-for-sale investments were in a continuous unrealized loss position as of October 3, 2009.  The available-for-sale investments in fiscal 2009 that were in a continuous unrealized loss position for less than 12 months consisted of U.S. government/agency securities and amounted to less than $0.1 million as of March 28, 2009.  No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of October 3, 2009 and March 28, 2009.

Fair Value of Financial Instruments

On a quarterly basis, the Company measures the fair value of its marketable securities and trading securities, which are comprised of U.S. government/agency securities, corporate debt securities, auction rate securities (“ARS”), and money market funds.  Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s consolidated balance sheet and are recorded at fair value and the related unrealized gains and losses are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.  Trading securities are included in restricted trading security investments with the related unrealized gains and losses recorded in earnings.

The FASB Codification specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs have created the following fair-value hierarchy:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.         INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of October 3, 2009 (in thousands):

	Total	Quoted Prices In Active Markets For identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government/agency securities	$239,339	$239,339	$-	$-
Auction rate securities	19,944	-	2,175	17,769
Put option	2,331	-	-	2,331
Money market funds	25,565	25,565	-	-
	$287,179	$264,904	$2,175	$20,100

During the three months ended October 3, 2009, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option
Level 3 balance at June 27, 2009	$17,741	$2,709
Unrealized gain (loss) included in other (expense) income	378	(378)
Settlement of ARS	(350)	-
Level 3 balance at October 3, 2009	$17,769	$2,331

During the six months ended October 3, 2009, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option
Level 3 balance at March 28, 2009	$17,983	$2,517
Unrealized gain (loss) included in other (expense) income	186	(186)
Settlement of ARS	(400)	-
Level 3 balance at October 3, 2009	$17,769	$2,331

ARS are debt instruments with interest rates that reset through periodic short-term auctions.  The Company’s level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which are municipalities of various U.S. state governments.  The student loans backing these securities fall under the Federal Family Education Loan Program (“FFELP”), which is supported and guaranteed by the United States Department of Education.  The Company’s ARS have contractual maturities of 19 to 36 years.

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

In the third quarter of fiscal 2009, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its level 3 ARS.  The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, and is a registered, nontransferable security accounted for as a put option and recorded at fair value.  The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.  As of October 3, 2009, the put option had a fair value of $2.3 million, which is recorded in “other current assets.”

With acceptance of the settlement agreement, the level 3 ARS previously reported as available-for-sale were transferred to trading securities.  The Company has classified these level 3 ARS as restricted trading security investments on its Condensed Consolidated Balance Sheet as of October 3, 2009 as these ARS securities are pledged as collateral for the “no net cost” credit line.

Given the liquidity issues, the fair values of the student loan ARS could not be estimated based on observable market prices.  The Company estimated the level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of October 3, 2009.  The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  For the three and six months ended October 3, 2009, the Company recorded an impairment of $0.5 million and $0.6 million of certain property and equipment.  The fair value of these impaired assets was estimated to be $0.3 million using a significant Level 3 unobservable input (market valuation approach).  The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.

Financial Instruments Not Recorded at Fair Value

For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Condensed Consolidated Financial Statements.  As of October 3, 2009, the carrying values of the Company’s convertible subordinated notes approximated fair value (see Note 5 to the Condensed Consolidated Financial Statements).

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

•         The risks associated with the reduced investment in our wireless systems business, including cellular transceivers and GPS solutions;

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

•         The risks associated with the development and qualification of new compound semiconductor process technologies;

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
      and

•         Negative conditions in the global credit markets, which could impair the liquidity of a portion of our investment portfolio.

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

We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies.  Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN), cable television (CATV)/broadband and aerospace and defense markets.  We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise and we are a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

SECOND QUARTER FISCAL 2010 FINANCIAL HIGHLIGHTS:

• Quarterly revenue decreased by 6.2% as compared to the corresponding quarter of fiscal 2009.  Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for our 3G front-end products.  These were offset by year-over-year declines in demand for our 2G front-end products, CATV line amplifiers and wireless infrastructure products.  The second quarter of fiscal 2010 contained 14 weeks as compared to 13 weeks for the second quarter of fiscal 2009.

• Operating income was $24.1 million for the second quarter of fiscal 2010 as compared to an operating loss of $19.0 million for the corresponding quarter of fiscal 2009.  In the second quarter of fiscal 2009, we recorded $17.1 million of restructuring charges related to the reduction of our investment in wireless systems, including cellular transceivers and GPS solutions.  The strategic and economic restructurings of fiscal 2009 have generated significant cost reductions and contributed to our improvement in operating income in the second quarter of fiscal 2010.  These cost reductions included both cost of sales and operating expense improvements.

• Gross margin for the quarter was 35.9% as compared to 28.3% in the corresponding quarter of fiscal 2009.  The improvement in gross margin reflected our reduced cost structure and the continued introduction of new higher margin products.  These were offset partially by reduced demand for multi-market products, increased demand of lower margin cellular products, including transceivers, and erosion in average selling prices.

• Cash flow from operations was $47.2 million for the second quarter of fiscal 2010 as compared to $39.6 million in the corresponding quarter of fiscal 2009.  This increase is primarily attributable to improved profitability resulting from the strategic and economic restructuring efforts.  In addition, cash payments related to these restructurings totaled approximately $1.8 million in the second quarter of fiscal 2010 compared to $8.2 million in the second quarter of fiscal 2009.

• Inventory totaled $117.9 million at October 3, 2009, reflecting 5.1 turns as compared to $165.5 million and 4.7 turns at September 27, 2008.

The following table presents a summary of our results of operations for the three and six months ended October 3, 2009 and September 27, 2008:

	Three Months Ended
	October 3, 2009	% of Revenue	September 27, 2008	% of Revenue	Increase (Decrease)	Percentage Change
(In thousands, except percentages)

Revenue	$254,757	100.0%	$271,669	100.0%	$(16,912)	(6.2)%
Cost of goods sold	163,208	64.1	194,901	71.7	(31,693)	(16.3)
Research and development	34,846	13.7	45,063	16.6	(10,217)	(22.7)
Marketing and selling	14,741	5.8	17,153	6.3	(2,412)	(14.1)
General and administrative	16,721	6.5	15,781	5.8	940	6.0
Other operating expense	1,114	0.4	17,816	6.6	(16,702)	(93.7)
Operating income (loss)	$24,127	9.5%	$(19,045)	(7.0)%	43,172	226.7

	Six Months Ended
	October 3, 2009	% of Revenue	September 27, 2008	% of Revenue	Increase (Decrease)	Percentage Change
(In thousands, except percentages)

Revenue	$467,297	100.0%	$512,161	100.0%	$(44,864)	(8.8)%
Cost of goods sold	301,746	64.6	363,063	70.9	(61,317)	(16.9)
Research and development	70,479	15.1	96,417	18.8	(25,938)	(26.9)
Marketing and selling	28,310	6.1	35,675	7.0	(7,365)	(20.6)
General and administrative	27,933	6.0	28,839	5.6	(906)	(3.1)
Other operating expense	2,650	0.5	46,915	9.2	(44,265)	(94.4)
Operating income (loss)	$36,179	7.7%	$(58,748)	(11.5)%	94,927	161.6

REVENUE

 Our revenue decreased during the three and six months ended October 3, 2009, as compared to the corresponding periods of fiscal 2009.  Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for our 3G front-end products.  These were offset by year-over-year declines in demand for our 2G front-end products, CATV line amplifiers and wireless infrastructure products.  The second quarter of fiscal 2010 contained 14 weeks as compared to 13 weeks for the second quarter of fiscal 2009.

International shipments (based on the "bill to" address of the customer) were $215.5 million and accounted for 84.6% of revenue for the three months ended October 3, 2009, compared to $220.0 million or 81.0% of revenue for the three months ended September 27, 2008.  For the six months ended October 3, 2009, international shipments were $397.0 million, or 85.0% of revenue, compared to $409.8 million, or 80.0% of revenue, for the six months ended September 27, 2008.

OPERATING INCOME (LOSS)

Operating income was approximately $24.1 million and $36.2 million for the three and six months ended October 3, 2009, respectively, compared to an operating loss of $19.0 million and an operating loss of $58.7 million for the three and six months ended September 27, 2008, respectively.  The strategic and economic restructurings of fiscal 2009 generated significant cost reductions and are contributing to our improvement in operating income in fiscal 2010 (see Note 9 to the Condensed Consolidated Financial Statements).  These cost reductions included both cost of sales and operating expense improvements.  During the three and six months ended September 27, 2008, we recorded $17.1 million and $43.7 million, respectively, of expenses associated with the strategic restructuring.  Also during fiscal 2009, we recorded acquisition-related charges (such as amortization expense for inventory step-up and acquired intangibles) resulting from our acquisitions of Sirenza in the third quarter of fiscal 2008, Filtronic in the fourth quarter of fiscal 2008, and UMC in the first quarter of fiscal 2009.

Cost of Goods Sold

Our cost of goods sold for the three and six months ended October 3, 2009 decreased $31.7 million and $61.3 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the cost savings initiatives resulting from the fiscal 2009 restructuring activities as well as decreased revenue and improved pricing on externally-sourced raw materials.

Research and Development

The decrease in research and development expenses for the three and six months ended October 3, 2009 was primarily due to the decrease in headcount and related personnel expense due to the recent restructurings.

Marketing and Selling

The decrease in marketing and selling expenses for the three and six months ended October 3, 2009 was primarily due to the decrease in headcount and related personnel expense due to the recent restructurings.  In addition, marketing and selling expense decreased as a result of lower intangible amortization expense for the three and six months ended October 3, 2009 as compared to the corresponding periods of fiscal 2009, due to the impairment of certain customer relationship intangibles during the third quarter of fiscal 2009.

General and Administrative

The increase in general and administrative expenses for the three months ended October 3, 2009 was primarily due to an increase in share-based compensation.

The decrease in general and administrative expense for the six months ended October 3, 2009 was due to the decrease in headcount and related personnel expense and other administrative costs associated with the recent restructurings.  The decrease was partially offset by an increase in share-based compensation.

Other Operating Expense
During the third quarter of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for our products resulting from the global economic slowdown.  We outsourced certain non-core manufacturing operations and consolidated our Shanghai test and assembly operations with our primary test and assembly facility in Beijing, China.  The restructuring resulted in the impairment of certain property and equipment, among other charges.  We recorded restructuring charges of approximately $0.5 million and $2.3 million for the three and six months ended October 3, 2009, respectively, related to one-time employee termination expenses, impaired assets (including property and equipment totaling $0.8 million for the six months ended October 3, 2009) and lease and other contract termination costs.

From the third quarter of 2009 through the second quarter of fiscal 2010, we incurred a total of $69.4 million in restructuring charges related to this plan.  As of October 3, 2009, we expect to record approximately $5.3 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities, asset impairments, and one-time employee termination expenses, for a total expected cost of $74.7 million.  As of October 3, 2009, the restructuring related to the adverse macroeconomic business environment is substantially completed  (see Note 9 to the Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2009, we began execution of a strategic restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our core RF component opportunities.  Additionally, we have consolidated our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.  We have recorded restructuring charges of approximately $0.6 million and $0.8 million for the three and six months ended October 3, 2009, and $17.1 million and $43.7 million for the three and six months ended September 27, 2008, respectively, related to one-time employee termination expenses, impaired assets (including property and equipment) and lease and other contract termination costs.   From the first quarter of fiscal 2009 through the second quarter of 2010, we incurred a total of $47.8 million in restructuring charges related to this plan.  As of October 3, 2009, we expect to record approximately $1.6 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination expenses, for a total expected cost of approximately $49.5 million.  As of October 3, 2009, the restructuring to reduce or eliminate our investments in wireless systems is substantially completed (see Note 9 to the Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2009 we recorded $1.4 million in expenses related to the in-process research and development with no alternative future use that we acquired from UMC to “other operating expense” at the acquisition date (see Note 10 to the Condensed Consolidated Financial Statements).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Interest expense (1)	$(6,260)	$(6,588)	$(12,674)	$(13,014)
Interest income	302	1,447	746	3,386
Gain on retirement of convertible subordinated notes	-	-	1,949	-
Other (expense) income	(89)	941	(266)	1,511
Income tax (expense) benefit (1)	(3,501)	9,018	(6,571)	26,113

(1) Interest expense and income tax (expense) benefit for the three and six months ended September 27, 2008, have been adjusted as a result of the retrospective adoption of FSP APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed
      Consolidated Financial Statements for further discussion.

Interest Expense
Interest expense remained consistent for the three and six months ended October 3, 2009, as compared to the three and six months ended September 27, 2008.

Interest Income
Interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates.

Gain on the Retirement of Convertible Subordinated Notes

In the first quarter of fiscal 2010 we repurchased an aggregate of $10.0 million original principal amount of the Notes, which resulted in a gain of approximately $1.9 million.

Other (Expense) Income

The increase in other expense for the three and six months ended October 3, 2009 is primarily related to the foreign currency exchange rate impact on our Renminbi, Euro and Sterling denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.  This increase in expense was partially offset by decreases in investment losses and other miscellaneous expenses.

Income Taxes

Our provision for income taxes for the reporting period ended October 3, 2009, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  For the reporting period ended September 27, 2008, we computed our provision for income taxes limiting the tax benefit recognized to the amount determined by treating our year-to-date “ordinary” loss as the anticipated “ordinary” loss for the fiscal year.  We applied this provision as the year-to-date “ordinary” loss exceeded the anticipated “ordinary” loss for the fiscal year.

Income tax expense for the three months ended October 3, 2009, was $3.5 million, which is comprised primarily of a tax expense related to domestic and international operations and a tax benefit related to changes in the deferred tax asset valuation allowance for the U.S., U.K., Germany, and China.  Income tax benefit for the three months ended September 27, 2008 was $9.0 million, comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.  Income tax expense for the six months ended October 3, 2009 was $6.6 million, which is comprised primarily of a tax expense related to domestic operations and international operations, a tax benefit related to changes in the deferred tax asset valuation allowance for the U.S., U.K., Germany, and China, and a tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.  Income tax benefit for the six months ended September 27, 2008 was $26.1 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations, and a tax benefit related to an increase in state income tax credits.

As of the end of the reporting period ended October 3, 2009, we evaluated the realizability of our deferred tax assets and provided a valuation allowance against our deferred tax assets in the U.K., China, Germany, and the U.S. after management determined that it is “more likely than not” that those deferred tax assets will not be realized.  The valuation allowance for deferred tax assets decreased from $138.4 million as of the end of fiscal 2009 to $136.1 million as of the end of the second quarter of fiscal 2010.  This decrease in the deferred tax asset valuation allowance was related to changes in the amount of U.S. and U.K. deferred tax assets.

At March 31, 2007, we had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions.  As of the end of fiscal 2007, we were no longer in a cumulative domestic pre-tax loss position for the most recent three-year period.  The valuation allowance was based on a determination by our management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results.  These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.

During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million.  Of this amount, $12.9 million was reversed in connection with the adoption of changes in accounting for uncertain income tax positions.  The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the Sirenza acquisition.  The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable.  Based on actual activity during the period, by the end of the first quarter we were able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies.  The majority of the subsequent increase in the valuation allowance to $38.8 million as of the end of fiscal 2008 consisted of $3.4 million recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and $27.0 million recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.

As of the end of the third quarter of fiscal 2009, we evaluated the ability to realize our deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K., China, and the U.S. from $37.0 million as of the end of the prior quarter to $126.5 million.  This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in our moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008.  Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification was effective for us for the period ended October 3, 2009, and did not have an impact on our financial condition or results of operations.  We have incorporated the Codification into our references in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses.  As of October 3, 2009, we had working capital of approximately $299.3 million, including $116.7 million in cash and cash equivalents, compared to working capital at September 27, 2008, of $472.4 million, including $169.3 million in cash and cash equivalents.  The decrease in the working capital at October 3, 2009 as compared to September 27, 2008 is primarily due to the reclassification of our convertible subordinated notes due on July 1, 2010, totaling $206.5 million, to current debt from long-term debt.

The continued disruption in the credit markets has had a significant adverse impact on a number of financial institutions that provide capital, as well as on those customers and suppliers that depend on borrowing such capital to fund their liquidity requirements.  Because we rely primarily on cash on hand and cash generated from operations to fund our business (as opposed to revolving credit or similar borrowing facilities), our liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted during fiscal 2010.  Our management plans to continue to closely monitor our liquidity and developments in the credit markets.

Cash Flows from Operating Activities
Operating activities for the six months ended October 3, 2009, generated cash of $83.6 million, compared to $36.7 million for the six months ended September 27, 2008.  During the first six months of fiscal 2010, our net income increased $60.1 million year-over-year.  This year-over-year increase was primarily attributable to improvements in profitability driven by the strategic and economic restructuring efforts during fiscal 2009 and decreased restructuring charges.  In the first half of fiscal 2009, we recorded restructuring charges of $43.7 million compared to $3.1 million in the first half of fiscal 2010.  Cash payments related to these restructurings totaled approximately $4.5 million during the first six months of fiscal 2010 compared to $13.0 million in the first half of fiscal 2009.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended October 3, 2009, was $131.3 million compared to net cash provided by investing activities of $2.0 million for the six months ended September 27, 2008.  This increase was primarily due to the purchase of additional investments in available-for-sale securities.  During the first six months of fiscal 2010, capital expenditures totaled approximately $3.3 million, which represents a decrease in capital spending of 91% as compared to $36.6 million of capital expenditures for the first six months of fiscal 2009.

Cash Flows from Financing Activities

Net cash used in financing activities was $8.9 million for the six months ended October 3, 2009, compared to net cash provided by financing activities of $0.9 million for the six months ended September 27, 2008.  This increase in cash used in financing activities was primarily due to the cash repurchase of an aggregate of $10.0 million original principal amount of the Notes, for $6.6 million in the first quarter of fiscal 2010.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of October 3, 2009, the outstanding balance of this loan totaled approximately $11.4 million.

In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million.  Senior funded debt is defined as current-and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.  As of October 3, 2009, we were in compliance with our debt covenants.

Convertible Debt  During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014.  The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.  As of October 3, 2009, and September 27, 2008, the 0.75% convertible notes had a fair value of $160.5 million (excluding the notes that were repurchased) and $145.9 million, respectively.  The 1.00% convertible notes had a fair value of $117.4 million (excluding the notes that were repurchased) and $109.7 million as of October 3, 2009, and September 27, 2008, respectively.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due July 1, 2010 (first quarter of fiscal 2011).  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  As of October 3, 2009, and September 27, 2008, the 1.50% convertible subordinated notes had a fair value of $202.6 million (excluding the notes that were repurchased) and $193.2 million, respectively.

In the first quarter of fiscal 2010, we repurchased $7.8 million original principal amount of convertible subordinated notes due 2014 at an average price of $61.55, which resulted in a gain of approximately $1.6 million.  In the first quarter of fiscal 2010, we also repurchased $2.2 million original principal amount of convertible subordinated notes due 2012 at an average price of $78.56, which resulted in a gain of approximately $0.3 million.

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

No Net Cost Credit Line   In November 2008, we entered into an agreement with the company that holds our level 3 ARS in which the securities firm will give us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012.  We intend to sell our outstanding level 3 ARS to the securities firm on or about June 30, 2010.  Included in the agreement was the option to take out a “no net cost” credit line (Credit Line Agreement), which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on our level 3 ARS, which are pledged as first priority collateral for this loan.  The ARS securities pledged as collateral for the loan had a market value of $17.8 million as of October 3, 2009.  Pursuant to the terms and conditions of the Credit Line Agreement we may borrow up to 75% of the market value of our outstanding level 3 ARS.  In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time.  However, if the securities firm exercises this right, the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established.  If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par.

During fiscal 2009, we executed on the Credit Line Agreement and drew up to the 75% stated limit, or $13.5 million as of October 3, 2009, as determined by the securities firm.  The credit line will become payable when the securities firm receives the proceeds from purchases of our ARS.  As of October 3, 2009, the credit line is recorded in short-term debt on our consolidated balance sheet.

Contractual Obligations  The following table summarizes our convertible debt obligations, including interest, as of October 3, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

		Payments Due By Period (in thousands)
		Total	Less than			More than
	Par Value	Payments	1 year	1-3 years	3-5 years	5 years
Convertible subordinated notes due 2010*	$207,000	$210,105	$210,105	$-	$-	$-
Convertible subordinated notes due 2012	197,748	202,197	1,483	200,714	-	-
Convertible subordinated notes due 2014	134,901	141,646	1,349	2,698	137,599
Total convertible debt	$539,649	$553,948	$212,937	$203,412	$137,599	$-

 * The 1.50% convertible subordinated notes are due on July 1, 2010 (first quarter of fiscal 2011).

Capital Commitments  At October 3, 2009, we had short-term capital commitments of approximately $1.6 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.

Future Sources of Funding   Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, coupled with our April 2007 convertible note offering, our fiscal 2004 note offering and our $25.0 million equipment term loan, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  The 1.50% convertible subordinated notes are due on July 1, 2010 (first quarter of fiscal 2011) and we currently expect to retire them with cash on hand from operating activities.  However, if current economic conditions or other factors materially reduce demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first six months of fiscal 2010.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

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

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders on July 29, 2009, shareholders elected each of the eight director nominees, approved the option exchange program and ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2010 fiscal year.  Pursuant to the option exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them at exercise prices of $5.00 or greater for new options for a reduced number of shares to be granted under the Company’s 2003 Stock Incentive Plan, as amended, after expiration of the option exchange program.  The option exchange program expired on August 7, 2009 and new options were granted to validly participating employees on August 7, 2009.

Votes cast by our shareholders at the meeting were as follows:

1.  Election of Directors

	Number of Shares
	Voted For	Withheld
Walter H. Wilkinson, Jr.	179,770,082	62,100,401
Robert A. Bruggeworth	224,382,429	17,488,054
Daniel A. DiLeo	179,739,284	62,131,199
Jeffery R. Gardner	226,128,010	15,742,473
John R. Harding	179,772,893	62,097,590
Masood A. Jabbar	230,901,113	10,969,370
Casimir S. Skrzypczak	225,919,010	15,951,473
Erik H. van der Kaay	224,575,478	17,295,005

2.  Option Exchange Program:

Shares Voted in Favor	Shares Voted Against	Shares Abstaining	Broker Non-Votes
121,724,972	34,931,707	415,229	84,798,579

3.  Ratification of appointment of Ernst & Young LLP:

Shares Voted in Favor	Shares Voted Against	Shares Abstaining
236,282,645	4,965,553	622,285

ITEM 6.  EXHIBITS

10.1

Form of Stock Option Agreement for Non-Senior Officer Employees pursuant to the 2003 Stock Incentive Plan of RF Micro
Devices,  Inc., incorporated by reference to Exhibit (a)(1)(xv) of Schedule TO-I filed by RF Micro Devices, Inc. on
July 10, 2009 *

10.2

Form of Stock Option Agreement for Senior Officer Employees pursuant to the 2003 Stock Incentive Plan of RF Micro
Devices,  Inc., incorporated by reference to Exhibit (a)(1)(xxii) of Schedule TO-I filed by RF Micro Devices, Inc. on
July 10, 2009 *

10.3

2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro
Devices, Inc., as amended and restated through June 13, 2003, incorporated by reference to Exhibit 10.8 to the
Quarterly Report on Form 10-Q filed by RF Micro Devices, Inc. on August 6, 2009 *

10.4

2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended, incorporated by reference to Exhibit 99 to the
Registration Statement on Form S-8 filed by RF Micro Devices, Inc. on August 6, 2009 (File No. 333-161126)*

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

      *  Executive compensation plan or arrangement

SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: November 12, 2009
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: November 12, 2009
/s/ Barry D. Church

Barry D. Church

Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1

Form of Stock Option Agreement for Non-Senior Officer Employees pursuant to the 2003 Stock Incentive Plan of RF Micro
 Devices, Inc., incorporated by reference to Exhibit (a)(1)(xv) of Schedule TO-I filed by RF Micro Devices, Inc. on
 July 10, 2009 *

10.2

Form of Stock Option Agreement for Senior Officer Employees pursuant to the 2003 Stock Incentive Plan of RF Micro
 Devices, Inc., incorporated by reference to Exhibit (a)(1)(xxii) of Schedule TO-I filed by RF Micro Devices, Inc. on
 July 10, 2009 *

10.3

2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro
 Devices, Inc., as amended and restated through June 13, 2003, incorporated by reference to Exhibit 10.8 to the
 Quarterly Report on Form 10-Q filed by RF Micro Devices, Inc. on August 6, 2009 *

10.4

2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended, incorporated by reference to Exhibit 99 to the
 Registration Statement on Form S-8 filed by RF Micro Devices, Inc. on August 6, 2009 (File No. 333-161126)*

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

      *  Executive compensation plan or arrangement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.

