Form 10-Q
period 2010-01-02
RF MICRO DEVICES INC
filed 2010-02-11
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2010

or

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

Yes [  ] No [X]

As of February 5, 2010, there were 268,411,812 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

(Unaudited)

	January 2, 2010	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$121,501	$172,989
Restricted cash and trading security investments (Note 11)	17,998	62
Short-term investments (Note 11)	62,966	93,527
Accounts receivable, less allowance of $688 and $886 as of January 2, 2010 and March 28, 2009, respectively	97,561	90,231
Inventories (Note 3)	121,503	113,611
Prepaid expenses	5,184	10,885
Other receivables	24,775	9,040
Other current assets (amount recorded at fair value is $2,331) (Note 6 and Note 11)	43,770	27,089
Total current assets	495,258	517,434

Property and equipment, net of accumulated depreciation of $476,993 at January 2, 2010 and $435,179 at March 28, 2009	262,179	315,127
Goodwill	95,628	95,628
Intangible assets, net	106,719	121,191
Long-term investments (Note 11)	2,175	20,183
Other non-current assets (Note 6)	18,539	19,079
Total assets	$980,498	$1,088,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,897	$46,745
Accrued liabilities	44,481	51,259
Current portion of long term debt, net of unamortized discount (Note 5)	14,975	4,839
No net cost credit line (Note 11)	13,200	-
Other current liabilities	748	923
Total current liabilities	143,301	103,766

Long-term debt, net of unamortized discount (Note 5)	286,816	491,607
No net cost credit line (Note 11)	-	13,500
Other long-term liabilities (Note 6)	53,575	47,807
Total liabilities	483,692	656,680

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 500,000 shares authorized; 268,391 and 264,035 shares issued and outstanding at January 2, 2010 and March 28, 2009, respectively	959,461	958,742
Additional paid-in capital	256,082	236,394
Accumulated other comprehensive income, net of tax	315	169
Accumulated deficit	(719,052)	(763,343)
Total shareholders’ equity	496,806	431,962

Total liabilities and shareholders’ equity	$980,498	$1,088,642

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	January 2, 2010	December 27, 2008 (1)

Revenue	$250,271	$202,025

Operating costs and expenses:
Cost of goods sold	159,081	163,613
Research and development	32,997	38,617
Marketing and selling	13,821	15,511
General and administrative	9,496	10,613
Other operating expense (Note 9 and Note 12)	1,288	727,697
Total operating costs and expenses	216,683	956,051
Income (loss) from operations	33,588	(754,026)

Interest expense	(5,863)	(6,528)
Interest income	317	943
(Loss) gain on retirement of convertible subordinated notes (Note 5)	(408)	8,135
Other income (expense)	126	(5,294)

Income (loss) before income taxes	27,760	(756,770)

Income tax expense (Note 6)	(2,832)	(31,704)
Net income (loss)	$24,928	$(788,474)

Net income (loss) per share (Note 2):
Basic	$0.09	$(3.00)
Diluted	$0.09	$(3.00)

Shares used in per share calculation:
Basic	268,287	263,227
Diluted	285,907	263,227

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

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	January 2, 2010	December 27, 2008 (1)

Revenue	$717,568	$714,186

Operating costs and expenses:
Cost of goods sold	460,827	526,676
Research and development	103,477	135,034
Marketing and selling	42,131	51,186
General and administrative	37,429	39,453
Other operating expense (Note 9 and Note 12)	3,937	774,611
Total operating costs and expenses	647,801	1,526,960
Income (loss) from operations	69,767	(812,774)

Interest expense	(18,537)	(19,542)
Interest income	1,063	4,329
Gain on retirement of convertible subordinated notes (Note 5)	1,540	8,135
Other expense	(139)	(3,783)

Income (loss) before income taxes	53,694	(823,635)

Income tax expense (Note 6)	(9,403)	(5,591)
Net income (loss)	$44,291	$(829,226)

Net income (loss) per share (Note 2):
Basic	$0.17	$(3.16)
Diluted	$0.16	$(3.16)

Shares used in per share calculation:
Basic	266,995	262,186
Diluted	293,787	262,186

(1) Certain amounts have been adjusted as a result of the retrospective adoption of FSP APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 2, 2010	December 27, 2008 (1)
Cash flows from operating activities:
Net income (loss)	$44,291	$(829,226)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	55,484	64,971
Amortization	27,361	35,709
Excess tax benefit from exercises of stock options	-	(275)
Deferred income taxes	(530)	(2,114)
Foreign currency adjustments	165	3,376
Acquired in-process research and development cost	-	1,400
Goodwill impairment	-	608,966
Intangible impairment	-	64,203
Asset impairments (including restructuring impairments)	3,093	71,423
Gain on retirement of convertible subordinated notes	(1,540)	(8,135)
(Gain) loss on disposal of assets, net	(1,336)	292
Share-based compensation expense	20,584	18,410
Changes in operating assets and liabilities:
Accounts receivable, net	(7,271)	41,086
Inventories	(7,624)	39,070
Prepaid expense and other current and non-current assets	(13,675)	(1,953)
Accounts payable and accrued liabilities	15,222	(40,423)
Income tax payable/recoverable	(4,273)	6,833
Other liabilities	(1,863)	8,884
Net cash provided by operating activities	128,088	82,497

Investing activities:
Purchase of property and equipment	(5,873)	(42,175)
Restricted cash associated with investing activities	-	(375)
Purchase of Universal Microwave Corporation (UMC), net of cash acquired	-	(23,493)
Proceeds from working capital refund from Filtronic PLC	-	3,619
Final retainer received from sale of substantially all Bluetooth® assets	-	5,850
Proceeds from sale of property and equipment	2,615	1,316
Proceeds from maturities of securities available-for-sale	319,762	122,936
Purchase of securities available-for-sale	(289,003)	(110,516)
Net cash provided by (used in) investing activities	27,501	(42,838)

Financing activities:
Payment of debt	(207,842)	(25,562)
Excess tax benefit from exercises of stock options	-	275
Proceeds from no net cost loan	350	-
Proceeds from exercise of stock options, warrants and employee stock purchases	719	2,744
Restricted cash associated with financing activities	(439)	345
Repayment of capital lease obligations	(127)	(459)
Net cash used in financing activities	(207,339)	(22,657)

Net (decrease) increase in cash and cash equivalents	(51,750)	17,002
Effect of exchange rate changes on cash	262	(1,350)
Cash and cash equivalents at the beginning of the period	172,989	129,750
Cash and cash equivalents at the end of the period	$121,501	$145,402

Non-cash investing activities:
Transfer of auction rate securities from available-for-sale to trading securities	$-	$17,143

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended December 27, 2008 have been reclassified to conform to the presentation of the Condensed Consolidated Statement of Cash Flows for the nine months ended January 2, 2010.

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year.  The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31.  Fiscal 2010 is a 53-week fiscal year and, as a result, the nine months ended January 2, 2010, included 40 weeks compared to 39 weeks for the nine months ended December 27, 2008.

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

The Company has performed an evaluation of subsequent events through February 11, 2010, which is the date the financial statements were issued.  The Company did not identify any subsequent events requiring recognition or disclosure in these financial statements.

Share-based Compensation

During the second quarter of fiscal 2010 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s five most highly compensated officers, members of its Board of Directors, consultants, and former and retired employees.  Under the option exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options (the “eligible options”) previously granted to them at exercise prices of $5.00 and greater, for new options to be granted under the Company’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”) after expiration of the option exchange program.  The ratio of exchanged eligible options to new options was two-to-one, meaning that a participant would receive a new option for one share of the Company’s common stock in exchange for an eligible option for two shares of common stock.  As a result of the option exchange program, approximately 1.8 million eligible options were canceled (with exercise prices over $5.00) on August 7, 2009 and approximately 0.9 million new options were granted under the 2003 Plan on August 7, 2009 with an exercise price of $4.86 (the closing price of the Company's common stock as reported on the NASDAQ Global Select Market on the trading date immediately preceding the date the new options were granted).  The new options generally will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date.  However, the new options granted to certain executive officers of the Company generally will, in the event of the officer’s resignation or termination other than for cause, continue to vest pursuant to the same vesting schedule and remain outstanding as if the officer had remained an employee and will be exercisable for the remaining option term (unless the administrator of the 2003 Plan determines otherwise).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.          NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 2, 2010	December 27, 2008 (1)	January 2, 2010	December 27, 2008 (1)
Numerator for basic and diluted net income (loss)
per share:
Net income (loss) available to common shareholders	$24,928	$(788,474)	$44,291	$(829,226)
Plus: Income impact of assumed conversions for
interest on 1.50% convertible notes	298	-	1,498	-
Net income (loss) plus assumed conversion of
notes – Numerator for diluted net income (loss)
per share	$25,226	$(788,474)	$45,789	$(829,226)

Denominator:
Denominator for basic net income (loss) per
share – weighted average shares	268,287	263,227	266,995	262,186
Effect of dilutive securities:
Employee stock options	4,963	-	4,365	-
Assumed conversion 1.50% convertible notes	12,657	-	22,427	-
Denominator for diluted net income (loss) per
share – adjusted weighted average shares
and assumed conversions	285,907	263,227	293,787	262,186

Basic net income (loss) per share	$0.09	$(3.00)	$0.17	$(3.16)

Diluted net income (loss) per share	$0.09	$(3.00)	$0.16	$(3.16)

(1) Certain amounts have been adjusted as a result of the retrospective adoption of FSP APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

In the computation of diluted net income per share for the three and nine months ended January 2, 2010, outstanding stock options to purchase approximately 17.1 million shares and 18.2 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.  In the computation of diluted net loss per share for the three and nine months ended December 27, 2008, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share assumed the conversion of the Company’s 1.50% convertible subordinated notes due 2010 (the “2010 Notes”) for both the three and nine months ended January 2, 2010.  The 1.50% convertible subordinated notes are convertible at a price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.  After the purchase and retirement by the Company of $197.0 million original principal amount of the 2010 Notes during the third quarter of fiscal 2010, as well as the purchase and retirement of $23.0 million original principal amount of the 2010 Notes during fiscal 2009 (see Note 5 to the Condensed Consolidated Financial Statements), the remaining 2010 Notes are convertible into a total of approximately 1.3 million shares as compared to 30.1 million shares prior to the purchases.

The computation of diluted net loss per share did not assume the conversion of the 2010 Notes for the three and nine months ended December 27, 2008, because the inclusion would have been anti-dilutive.

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

3.        INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method.  The components of inventories are as follows (in thousands):

	January 2, 2010	March 28, 2009
Raw materials	$44,261	$55,753
Work in process	47,201	44,125
Finished goods	57,377	53,277
	148,839	153,155
Inventory reserve	(27,336)	(39,544)
Total inventories	$121,503	$113,611

4.        OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of accumulated unrealized gains (losses) on marketable securities and foreign currency translation adjustments.  This amount is included as a separate component of shareholders’ equity.  Comprehensive income (loss) is not materially different than net income (loss) for both the three and nine months ended January 2, 2010 and December 27, 2008.

5.        DEBT

Debt balances at January 2, 2010 and March 28, 2009 are as follows (in thousands):

	January 2, 2010	March 28, 2009
Convertible subordinated notes due 2010, net of discount	$9,938	$206,143
Convertible subordinated notes due 2012, net of discount	170,992	164,726
Convertible subordinated notes due 2014, net of discount	103,944	105,098
Bank loan	6,734	6,729
No net cost credit line	13,200	13,500
Equipment term loan, net of discount	10,183	13,750
Subtotal	314,991	509,946
Less current portion	28,175	4,839

Total long-term debt	$286,816	$505,107

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

Holders may convert either series of Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of Notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable Notes.  Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the  Notes.  If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.  The maximum number of shares issuable upon conversion of these Notes as of January 2, 2010, is approximately 32.1 million shares (subsequent to the purchase by the Company of an aggregate of $42.4 million principal amount of the Notes), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

In the first quarter of fiscal 2010, the Company purchased and retired $7.8 million original principal amount of 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.  In the first quarter of fiscal 2010, the Company also purchased and retired $2.2 million original principal amount of 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The adoption of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended January 2, 2010 (in thousands):

	Three Months Ended January 2, 2010			Nine Months Ended January 2, 2010
	As Computed prior to FSP APB 14-1	As Reported under FSP APB 14-1	Effect of change	As Computed prior to FSP APB 14-1	As Reported under FSP APB 14-1	Effect of change
Interest expense	$(1,950)	$(5,863)	$(3,913)	$(6,733)	$(18,537)	$(11,804)
(Loss) gain on retirement of convertible subordinated notes	(408)	(408)	-	2,917	1,540	(1,377)
Income tax expense	(2,832)	(2,832)	-	(9,078)	(9,403)	(325)
Net income	28,841	24,928	(3,913)	57,797	44,291	(13,506)

Net income per share:
Basic	$0.11	$0.09	$(0.02)	$0.22	$0.17	$(0.05)
Diluted	$0.10	$0.09	$(0.01)	$0.20	$0.16	$(0.04)

The retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended December 27, 2008 (in thousands):

	Three Months Ended December 27, 2008			Nine Months Ended December 27, 2008
	Previously Reported	As Adjusted	Effect of change	Previously Reported	As Adjusted	Effect of change
Interest expense	$(2,501)	$(6,528)	$(4,027)	$(7,765)	$(19,542)	$(11,777)
Gain on retirement of convertible subordinated notes	10,667	8,135	(2,532)	10,667	8,135	(2,532)
Income tax expense	(63,132)	(31,704)	31,428	(39,919)	(5,591)	34,328
Net loss	(813,343)	(788,474)	24,869	(849,245)	(829,226)	20,019

Net loss per share:
Basic	$(3.09)	$(3.00)	$0.09	$(3.24)	$(3.16)	$0.08
Diluted	$(3.09)	$(3.00)	$0.09	$(3.24)	$(3.16)	$0.08

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

The retrospective application of FSP APB 14-1 (now codified as FASB ASC 470-20) had the following effect on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended December 27, 2008 (in thousands):

	Previously Reported	As Adjusted	Effect of Change
Cash flow from operating activities:
Net loss	$(849,245)	$(829,226)	$20,019
Amortization	23,932	35,709	11,777
Gain on retirement of convertible subordinated notes	(10,667)	(8,135)	2,532
Deferred income taxes	32,214	(2,114)	(34,328)

The following tables provide additional information about the Company’s Notes, which as noted above are subject to FSP ABP 14-1 (now codified as FASB ASC 470-20) (in thousands):

	2012 Notes		2014 Notes
	January 2, 2010	March 28, 2009	January 2, 2010	March 28, 2009
Carrying amount of the equity component (additional paid-in capital)	$31,310	$31,414	$34,492	$34,928
Principal amount of the convertible subordinated notes	197,748	200,000	134,901	142,691
Unamortized discount of the liability component	(26,756)	(35,274)	(30,957)	(37,593)
Net carrying amount of liability component	170,992	164,726	103,944	105,098

	2012 Notes		2014 Notes
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Effective interest rate on liability component	7.3%	7.3%	7.2%	7.2%

For the three months ended:
Cash interest expense recognized	$371	$375	$337	$435
Non-cash interest expense recognized	2,707	2,543	1,528	1,837

For the nine months ended:
Cash interest expense recognized	1,136	1,117	1,041	1,300
Non-cash interest expense recognized	8,146	7,438	4,629	5,383

As of January 2, 2010, the remaining period over which the unamortized discount will be amortized for the 2012 Notes and 2014 Notes is 2.3 years and 4.3 years, respectively.  As of January 2, 2010, the if-converted value of the Notes did not exceed the principal amount for both the 2012 Notes and the 2014 Notes.

The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $182.9 million as of January 2, 2010 (excluding $2.2 million of the original principal amount of the 2012 Notes that were purchased and retired) and $124.0 million as of December 27, 2008.  The 2014 Notes had a fair value on the PORTAL Market of $118.2 million as of January 2, 2010 (excluding $40.1 million of the original principal

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.        DEBT (continued)

amount of the 2014 Notes that were purchased and retired) and $52.3 million as of December 27, 2008 (excluding $10.2 million of the original principal amount of the 2014 Notes that were purchased and retired during the nine months ended December 27, 2008).

In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of its 2010 Notes.  In the third quarter of fiscal 2010, the Company purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write off of the unamortized discount and debt issuance cost.   In the third quarter of fiscal 2009, the Company purchased and retired $23.0 million of the original principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million.  The 2010 Notes had a fair value on the PORTAL Market of $9.9 million as of January 2, 2010 (excluding $220.0 million of the original principal amount of the 2010 Notes that were purchased and retired) and $169.9 million as of December 27, 2008 (excluding $23.0 million of the original principal amount of the 2010 Notes that were purchased and retired during the nine months ended December 27, 2008).

6.          INCOME TAXES

Income Tax Expense

The Company’s provision for income taxes for the reporting periods ended January 2, 2010 and December 27, 2008, have been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

Income tax expense for the three months ended January 2, 2010, was $2.8 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, a tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and a tax benefit from the carryback of fiscal 2009 federal losses with the suspension of the 90% Alternative Minimum Tax limitation on the use of Net Operating Losses under the Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA 2009”).  Income tax expense for the three months ended December 27, 2008 was $31.7 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations and a tax expense related to an increase in the domestic and foreign deferred tax asset valuation allowances.  Income tax expense for the nine months ended January 2, 2010 was $9.4 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, a tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008, a tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and a tax benefit from the carryback of fiscal 2009 federal losses from the suspension of the 90% Alternative Minimum Tax limitation on the use of Net Operating Losses under the WHBAA 2009.  Income tax expense for the nine months ended December 27, 2008 was $5.6 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations and a tax expense related to an increase in the domestic and foreign deferred tax asset valuation allowances.

The Company’s effective tax rate for the three month periods ended January 2, 2010 and December 27, 2008 was 10.2% and (4.2%), respectively.  The Company's effective tax rate for the third quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, settlement of the North Carolina audit of fiscal 2006 through 2008, and the carryback of fiscal 2009 federal losses under the WHBAA 2009.  The Company's effective tax rate for the third quarter of fiscal 2009 differed from the income tax benefit calculated on the basis of the statutory rate primarily due to the impairment of non-deductible goodwill, tax rate differences in foreign jurisdictions, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets.

The Company’s effective tax rate for the nine month periods ended January 2, 2010 and December 27, 2008 was 17.5% and (0.7%), respectively.  The Company's effective tax rate through the third quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, domestic tax credits generated, adjustments to the valuation

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, settlement of the China Advance Pricing Agreement adjustments for calendar years 2006, 2007 and 2008, and the carryback of fiscal 2009 federal losses under the WHBAA 2009.  The Company's effective tax rate through the third quarter of fiscal 2009 differed from the statutory rate due to the impairment of non-deductible goodwill, the write-off of acquired in-process research and development costs in connection with the UMC acquisition, tax rate differences in foreign jurisdictions, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets.

Deferred Taxes

A valuation allowance of $139.6 million against deferred tax assets has been established as of the end of the third quarter of fiscal 2010 as it is management’s opinion that it is more likely than not that a portion of the deferred tax assets will not be realized.  This is an increase of $1.2 million from the $138.4 million valuation allowance as of the end of fiscal 2009.

The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal.  The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.

At March 31, 2007, the Company had recorded a $51.4 million valuation allowance as full realization of the domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions.  As of the end of fiscal 2007, the Company was no longer in a cumulative domestic pre-tax loss position for the most recent three-year period.  The valuation allowance was based on a determination by the Company’s management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results.  These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.

During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million.  Of this amount, $12.9 million was reversed in connection with changes in accounting for uncertain income tax positions.  The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the acquisition of Sirenza Microdevices, Inc. (“Sirenza”).  The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable.  Based on actual activity during the period, by the end of the first quarter of fiscal 2008 the Company was able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies.

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

As of the end of the third quarter of fiscal 2009, the Company evaluated its ability to realize its deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the United Kingdom (“U.K.”), China, and the United States (“U.S.”) from $37.0 million as of the end of the prior quarter to $126.5 million.  This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in the Company moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008.  Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance to the

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.          INCOME TAXES (continued)

extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.

As of the end of fiscal 2009, the valuation allowance against deferred tax assets had increased by $99.6 million to $138.4 million, as compared to $38.8 million as of the end of fiscal 2008.  This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill; increases of $90.8 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $14.1 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009 and which increases were recorded as an income tax expense during the fiscal year; a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year; and a $7.6 million decrease related to the impact from the change in the exchange rate for the British pound on the valuation allowance for U.K. deferred tax assets existing as of the beginning of the fiscal year, which amount was offset by a  corresponding decrease in the U.S. dollar-denominated amount of the related U.K. deferred tax assets.

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

Uncertain Tax Positions

The Company’s gross unrecognized tax benefits increased from $29.5 million as of the end of fiscal 2009 to $32.7 million as of the end of the third quarter of fiscal 2010, with $3.2 million of the increase related to tax positions taken with respect to the current fiscal year and $0.8 million related to tax positions taken with respect to the prior fiscal year returns filed during the current fiscal year.  In addition, there was a decrease in gross unrecognized tax benefits of $0.2 million (plus $0.1 million of accrued interest) during the second quarter from expiration of statutes of limitations in locations where tax contingencies were recorded in prior years and $0.6 million (plus $0.3 million of accrued interest) during the first quarter of fiscal 2010 for China tax uncertainties that were settled in connection with the finalization of the Advance Pricing Agreement and related adjustments for calendar years 2006, 2007 and 2008.

Fiscal 2007 and subsequent tax years remain open for examination by the U.S. federal taxing authorities.  Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2007 through present), California (fiscal 2006 through present), the U.K. (fiscal 2004 through present), Germany (calendar year 2006 through present), and China (calendar year 2000 through present).

7.          RETIREMENT BENEFIT PLAN

The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany.  The plan is unfunded with an obligation of approximately $3.0 million and $2.6 million at January 2, 2010 and March 28, 2009, respectively.

The service and interest cost components of the net periodic benefit cost totaled approximately $0.1 million and $0.2 million for the three and nine months ended January 2, 2010.  The service and interest cost components of the net periodic benefit cost were approximately $0.1 million and $0.2 million for the three and nine months ended December 27, 2008, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.          NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification was effective for the Company for the period ended October 3, 2009, and did not have an impact on the Company’s financial condition or results of operations.  We have incorporated the Codification into this Quarterly Report on Form 10-Q.

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

The Company recorded restructuring charges of approximately $0.3 million and $2.6 million for the three and nine months ended January 2, 2010, respectively, and $53.3 million for the three and nine months ended December 27, 2008, related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company has $0.6 million of property and equipment that is classified as held for sale as of January 2, 2010.  During the three and nine months ended January 2, 2010, the Company recognized a gain of $0.1 million and $0.3 million, respectively, on the sale of assets classified as held for sale.

The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring plan during the nine months ended January 2, 2010 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 28, 2009	$1,907	$-	$10,906	$12,813
Costs incurred and charged to expense	1,536	847	382	2,765
Adjustments to expense*	-	(147)	-	(147)
Cash payments	(3,389)	-	(1,275)	(4,664)
Non-cash settlement	-	(700)	-	(700)
Accrued restructuring balance as of January 2, 2010	$54	$-	$10,013	$10,067

*Adjustments related to finalizing the sale of certain assets.

The current and long-term restructuring obligations totaling $10.1 million are included in “accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING (continued)

The Company has incurred and expects to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	Fiscal 2009	Three Months Ended January 2, 2010	Nine Months Ended January 2, 2010	Future	Total
One-time employee termination benefit costs	$4,390	$244	$1,536	$165	$6,091
Asset impairments	51,432	(55)	700	-	52,132
Lease and other contract termination costs	11,292	146	382	4,252	15,926
Total restructuring charges	$67,114	$335	$2,618	$4,417	$74,149

As of January 2, 2010, the restructuring related to the adverse macroeconomic business environment is substantially completed except for ongoing costs associated with our leased facilities and one-time employee termination benefit costs.

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

As part of this restructuring, the Company reduced its global workforce by approximately 10 percent.  The Company recorded restructuring charges of approximately $0.2 million and $1.0 million for the three and nine months ended January 2, 2010, and $4.7 million and $48.4 million for the three and nine months ended December 27, 2008, respectively, related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs.  The fair value of the impaired assets was estimated based on quoted market prices of similar assets.  The restructuring charges were recorded in “other operating expense.”  In addition, as a result of this restructuring, the Company had $0.2 million of property and equipment classified as held for sale as of January 2, 2010.  During the three and nine months ended January 2, 2010, the Company recognized a loss of less than $0.1 million and $0.8 million, respectively, on the sale of assets classified as held for sale.

The following table summarizes restructuring activities associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems during the nine months ended January 2, 2010 (in thousands):

	One-Time Employee Termination Benefits	Asset Impairments	Lease and Other Contract Terminations	Total
Accrued restructuring balance as of March 28, 2009	$61	$-	$3,160	$3,221
Costs incurred and charged to expense	5	1,276	412	1,693
Adjustments to expense*	(33)	-	(640)	(673)
Cash payments	(33)	-	(1,176)	(1,209)
Non-cash settlement	-	(1,276)	-	(1,276)
Accrued restructuring balance as of January 2, 2010	$-	$-	$1,756	$1,756

*Adjustments related to finalizing certain contracts.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.          RESTRUCTURING (continued)

The current and long-term restructuring obligations totaling $1.8 million are included in “accrued liabilities” and “other long-term liabilities” in the condensed consolidated balance sheet.

The Company has incurred and expects to incur the following restructuring charges or adjustments to expense associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	Fiscal 2009	Three Months Ended January 2, 2010	Nine Months Ended January 2, 2010	Future	Total
One-time employee termination benefit costs	$9,023	$-	$(28)	$-	$8,995
Asset impairments	24,573	23	1,276	-	25,849
Lease and other contract termination costs	13,473	226	(228)	1,344	14,589
Total restructuring charges	$47,069	$249	$1,020	$1,344	$49,433

As of January 2, 2010, the restructuring related to the adverse macroeconomic business environment is substantially completed except for ongoing costs associated with our leased facilities.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.        INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

As of January 2, 2010 and March 28, 2009, available-for-sale securities and trading securities were included in the following captions in the Company’s Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	Available- for-sale investments	Trading securities	Cash	Per January 2, 2010 Balance Sheet
Cash and cash equivalents	$34,353	$-	$87,148	$121,501
Restricted cash and trading security investments	-	17,539	459	17,998
Short-term investments	62,966	-	-	62,966
Long-term investments	2,175	-	-	2,175
Total	$99,494	$17,539	$87,607	$204,640

Balance Sheet Caption	Available- for-sale investments	Trading securities	Cash	Per March 28, 2009 Balance Sheet
Cash and cash equivalents	$102,757	$-	$70,232	$172,989
Short-term investments	93,527	-	-	93,527
Long-term investments	2,200	17,983	-	20,183
Total	$198,484	$17,983	$70,232	$286,699

The following is a summary of available-for-sale securities as of January 2, 2010, and March 28, 2009 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
January 2, 2010
U.S. government/agency securities	$62,953	$18	$(5)	$62,966
Auction rate securities	2,175	-	-	2,175
Money market funds	34,353	-	-	34,353
	$99,481	$18	$(5)	$99,494
March 28, 2009
U.S. government/agency securities	$158,339	$104	$(45)	$158,398
Auction rate securities	2,200	-	-	2,200
Money market funds	37,886	-	-	37,886
	$198,425	$104	$(45)	$198,484

The estimated fair value of available-for-sale securities was based on the prevailing market values on January 2, 2010, and March 28, 2009.  We determine the cost of an investment sold based on the specific identification method.

Less than $0.1 million gross realized gains on available-for-sale securities were included in earnings in the three and nine months ended January 2, 2010.

For the three months ended December 27, 2008, less than $0.1 million of gross realized losses were included in earnings, and for the nine months ended December 27, 2008, $0.8 million of gross realized losses and $0.3 million of gross realized gains were included in earnings.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.         INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	January 2, 2010		March 28, 2009
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$97,306	$97,319	$196,225	$196,284
Due after one year through five years	-	-	-	-
Due after ten years	2,175	2,175	2,200	2,200
Total investments in debt securities	$99,481	$99,494	$198,425	$198,484

No available-for-sale investments were in a continuous unrealized loss position as of January 2, 2010.  The available-for-sale investments in fiscal 2009 that were in a continuous unrealized loss position for less than 12 months consisted of U.S. government/agency securities and amounted to less than $0.1 million as of March 28, 2009.  No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of January 2, 2010 and March 28, 2009.

Fair Value of Financial Instruments

On a quarterly basis, the Company measures the fair value of its marketable securities and trading securities, which are comprised of U.S. government/agency securities, corporate debt securities, auction rate securities (“ARS”), and commercial paper.  Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s consolidated balance sheet and are recorded at fair value and the related unrealized gains and losses are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.  Trading securities are included in restricted trading security investments with the related unrealized gains and losses recorded in earnings.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.         INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of January 2, 2010 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government/agency securities	$62,966	$62,966	$-	$-
Auction rate securities	19,714	-	2,175	17,539
Put option	2,311	-	-	2,311
Money market funds	34,354	34,354	-	-
	$119,345	$97,320	$2,175	$19,850

During the three months ended January 2, 2010, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option
Level 3 balance at October 3, 2009	$17,769	$2,331
Unrealized gain (loss) included in other (expense) income	20	(20)
Settlement of ARS	(250)	-
Level 3 balance at January 2, 2010	$17,539	$2,311

During the nine months ended January 2, 2010, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option
Level 3 balance at March 28, 2009	$17,983	$2,517
Unrealized gain (loss) included in other (expense) income	206	(206)
Settlement of ARS	(650)	-
Level 3 balance at January 2, 2010	$17,539	$2,311

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

In the third quarter of fiscal 2009, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its level 3 ARS.  The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, and is a registered, nontransferable security accounted for as a put option and recorded at fair value.  The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods.  The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.  As of January 2, 2010, the put option had a fair value of $2.3 million, which is recorded in “other current assets.”

With acceptance of the settlement agreement, the level 3 ARS previously reported as available-for-sale were transferred to trading securities.  The Company has classified these level 3 ARS as “restricted trading security investments” on its condensed consolidated balance sheet as of January 2, 2010, as these ARS securities are pledged as collateral for the “no net cost” credit line.

Given the liquidity issues, the fair values of the student loan ARS could not be estimated based on observable market prices.  The Company estimated the level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of January 2, 2010.  The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.  For the three and nine months ended January 2, 2010, the Company recorded an impairment of $0.1 million and $0.7 million of certain property and equipment.  The fair value of these impaired assets was estimated to be $0.3 million using a significant Level 3 unobservable input (market valuation approach).  The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.

Financial Instruments Not Recorded at Fair Value

For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Condensed Consolidated Financial Statements.  As of January 2, 2010, the carrying values of the Company’s convertible subordinated notes approximated fair value (see Note 5 to the Condensed Consolidated Financial Statements).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.        GOODWILL AND INTANGIBLES

During the third quarter of fiscal 2009, the Company recorded an estimated goodwill impairment charge in the amount of $609.0 million in “other operating expense” in the condensed consolidated statements of operations for the three and nine months ended December 27, 2008.  In addition, the Company recorded impairments of $31.9 million related to developed technology and $32.2 million related to customer relationships.  These impairment charges were also recorded in “other operating expense” in the condensed consolidated statements of operations for the three and nine months ended December 27, 2008.

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

•         The inability of certain of our customers to access their traditional sources of credit which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•         The risk that certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support for us;

•         Our ability to integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations;

•         The risks associated with the reduced investment in our wireless systems business, including cellular transceivers;

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

THIRD QUARTER FISCAL 2010 FINANCIAL HIGHLIGHTS:

• Quarterly revenue increased by 23.9% as compared to the corresponding quarter of fiscal 2009.  Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for our new products.

• Gross margin for the quarter was 36.4% as compared to 19.0% in the corresponding quarter of fiscal 2009.  The improvement in gross margin reflected our reduced cost structure resulting from our fiscal 2009 restructuring activities, as well as increased demand, improved factory utilization, higher sales of new products with lower costs, and improved pricing on externally-sourced raw materials.  The gross margin for the third quarter of fiscal 2009 was negatively impacted by a $25.9 million increase in inventory reserves as well as lower factory utilization rates resulting from the lower demand for our products attributable primarily to the overall global economic slowdown.

• Operating income was $33.6 million for the third quarter of fiscal 2010 as compared to an operating loss of $754.0 million for the corresponding quarter of fiscal 2009.  Our operating income increased as a result of an increase in revenue and an increase in gross profit.  Additionally, our fiscal 2010 operating expenses were lower as a result of the fiscal 2009 strategic and economic restructurings.

• Cash flow from operations was $44.5 million for the third quarter of fiscal 2010.

• Inventory totaled $121.5 million at January 2, 2010, reflecting 5.2 turns as compared to $151.3 million and 4.3 turns at December 27, 2008.

• In the third quarter of fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write off of the unamortized discount and debt issuance cost.

The following table presents a summary of our results of operations for the three and nine months ended January 2, 2010 and December 27, 2008:

	Three Months Ended
	January 2, 2010	% of Revenue	December 27, 2008	% of Revenue	Increase (Decrease)	Percentage Change
(In thousands, except percentages)

Revenue	$250,271	100.0%	$202,025	100.0%	$48,246	23.9%
Cost of goods sold	159,081	63.6	163,613	81.0	(4,532)	(2.8)
Research and development	32,997	13.2	38,617	19.1	(5,620)	(14.6)
Marketing and selling	13,821	5.5	15,511	7.7	(1,690)	(10.9)
General and administrative	9,496	3.8	10,613	5.2	(1,117)	(10.5)
Other operating expense	1,288	0.5	727,697	360.2	(726,409)	(99.8)
Operating income (loss)	$33,588	13.4%	$(754,026)	(373.2)%	787,614	104.5

	Nine Months Ended
	January 2, 2010	% of Revenue	December 27, 2008	% of Revenue	Increase (Decrease)	Percentage Change
(In thousands, except percentages)
Revenue	$717,568	100.0%	$714,186	100.0%	$3,382	0.5%
Cost of goods sold	460,827	64.2	526,676	73.7	(65,849)	(12.5)
Research and development	103,477	14.4	135,034	18.9	(31,557)	(23.4)
Marketing and selling	42,131	5.9	51,186	7.2	(9,055)	(17.7)
General and administrative	37,429	5.2	39,453	5.5	(2,024)	(5.1)
Other operating expense	3,937	0.6	774,611	108.5	(770,674)	(99.5)
Operating income (loss)	$69,767	9.7%	$(812,774)	(113.8)%	882,541	108.6

REVENUE

 Quarterly revenue increased by 23.9% as compared to the corresponding quarter of fiscal 2009.  Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for our new products.

Our revenue increased during the nine months ended January 2, 2010, as compared to the corresponding period of fiscal 2009.  Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for our new products.  These were offset in part by year-over-year declines in demand for our CATV line amplifiers.

International shipments (based on the "bill to" address of the customer) were $212.6 million and accounted for 84.9% of revenue for the three months ended January 2, 2010, compared to $165.4 million and 81.9% of revenue for the three months ended December 27, 2008.  For the nine months ended January 2, 2010, international shipments were $609.6 million, or 85.0% of revenue, compared to $575.2 million, or 80.5% of revenue, for the nine months ended December 27, 2008.

OPERATING INCOME (LOSS)

Operating income was approximately $33.6 million and $69.8 million for the three and nine months ended January 2, 2010, respectively, compared to operating losses of $754.0 million and $812.8 million for the three and nine months ended December 27, 2008, respectively.  Our operating income increased primarily due to an increase in revenue and an increase in gross profit.  Additionally, our fiscal 2010 operating expenses were lower due to the fiscal 2009 strategic and economic restructurings (see Note 9 to the Condensed Consolidated Financial Statements for further discussion of our restructurings).

Cost of Goods Sold
Our cost of goods sold for the three and nine months ended January 2, 2010, decreased $4.5 million and $65.8 million, respectively, as compared to the corresponding periods of fiscal 2009, primarily due to the cost savings initiatives resulting from the fiscal 2009 restructuring activities, improved factory utilization, and improved pricing on externally-sourced raw materials.  Our cost of goods sold for the third quarter of fiscal 2009 was negatively impacted by a $25.9 million increase in inventory reserves as well as lower factory utilization rates resulting from the lower demand for our products attributable primarily to the overall global economic slowdown.

Research and Development

The decrease in research and development expenses for the three and nine months ended January 2, 2010, was primarily due to the decrease in headcount and related personnel expense due to the recent restructurings.

Marketing and Selling

The decrease in marketing and selling expenses for the three and nine months ended January 2, 2010, was primarily due to the decrease in headcount and related personnel expense due to the recent restructurings.  In addition, marketing and selling expense decreased as a result of lower intangible amortization expense for the three and nine months ended January 2, 2010, as compared to the corresponding periods of fiscal 2009, due to the impairment of certain customer relationship intangibles during the third quarter of fiscal 2009.

General and Administrative

The decrease in general and administrative expenses for the three months ended January 2, 2010, was primarily due to a decrease in share-based compensation.

The decrease in general and administrative expense for the nine months ended January 2, 2010, was primarily due to the decrease in headcount and related personnel expense and other administrative costs associated with the recent restructurings.

Other Operating Expense
In the third quarter of fiscal 2009, we recorded an impairment charge of $673.1 million to goodwill and other intangibles as a result of the lower current and forecasted demand for our products attributable primarily to the overall global economic slowdown.  We recorded a goodwill impairment charge in the amount of $609.0 million, intangible impairments of $31.9 million related to developed technology and $32.2 million related to customer relationships, which are recorded in “other operating expense” in the condensed consolidated statements of operations for the three and nine months ended December 27, 2008.

During the third quarter of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for our products resulting from the global economic slowdown.  We outsourced certain non-core manufacturing operations and consolidated our Shanghai test and assembly operations with our primary test and assembly facility in Beijing, China.  The restructuring resulted in the impairment of certain property and equipment, among other charges.  We have recorded restructuring charges of approximately $0.3 million and $2.6 million for the three and nine months ended January 2, 2010, and $53.3 million of expenses for the three and nine months ended December 27, 2008, respectively, related to one-time employee termination expenses, impaired assets (including property and equipment) and lease and other contract termination costs.

From the third quarter of 2009 through the third quarter of fiscal 2010, we incurred a total of $69.7 million in restructuring charges related to this plan.  As of January 2, 2010, we expect to record approximately $4.4 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities, asset impairments, and one-time employee termination expenses, for a total expected cost of $74.1 million.  As of January 2, 2010, the restructuring related to the adverse macroeconomic business environment is substantially completed (see Note 9 to the Condensed Consolidated Financial Statements).

In the first quarter of fiscal 2009, we began execution of a strategic restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our core RF component opportunities.  Additionally, we have consolidated our production test facilities in order to reduce cycle time, better serve our customer base and improve our overall profitability.  We have recorded restructuring charges of approximately $0.2 million and $1.0 million for the three and nine months ended January 2, 2010, and $4.7 million and $48.4 million of expenses for the three and nine months ended December 27, 2008, respectively, related to one-time employee termination expenses, impaired assets (including property and equipment) and lease and other contract termination costs.   From the first quarter of fiscal 2009 through the third quarter of 2010, we incurred a total of $48.1 million in restructuring charges related to this plan.  As of January 2, 2010, we expect to record approximately $1.3 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination expenses, for a total expected cost of approximately $49.4 million.  As of January 2, 2010, the restructuring to reduce or eliminate our investments in wireless systems is substantially completed (see Note 9 to the Condensed Consolidated Financial Statements).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
Interest expense (1)	$(5,863)	$(6,528)	$(18,537)	$(19,542)
Interest income	317	943	1,063	4,329
(Loss) gain on retirement of convertible subordinated notes (1)	(408)	8,135	1,540	8,135
Other income (expense)	126	(5,294)	(139)	(3,783)
Income tax expense (1)	(2,832)	(31,704)	(9,403)	(5,591)

(1) Interest expense, income tax expense and gain on retirement of convertible subordinated notes for the three and nine months ended December 27, 2008, have been adjusted as a result of the retrospective adoption of FSP APB 14-1 (now codified as FASB ASC 470-20).  See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Interest Expense
Interest expense decreased for the three and nine months ended January 2, 2010, as compared to the three and nine months ended December 27, 2008, primarily due to the purchase and retirement of $197.0 million original principal amount of the 2010 Notes.

Our interest expense included cash interest of $1.5 million and $5.2 million for the three and nine months ended January 2, 2010, respectively.  Our interest expense included cash interest of $2.0 million and $6.1 million for the three and nine months ended December 27, 2008, respectively.

Interest Income
Interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates.

Loss (gain) on the Retirement of Convertible Subordinated Notes

In the third quarter of fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write off of the unamortized discount and debt issuance cost.

In the first quarter of fiscal 2010 we purchased and retired an aggregate of $10.0 million original principal amount of the Notes, which resulted in a gain of approximately $1.9 million.

Other Income (Expense)

The increase in other income (expense) for the three and nine months ended January 2, 2010, is primarily related to the foreign currency exchange rate impact on our Sterling, Euro and Renminbi denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.

Income Taxes

Our provision for income taxes for the reporting periods ended January 2, 2010, and December 27, 2008, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

Income tax expense for the three months ended January 2, 2010, was $2.8 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, a tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and a tax benefit from the carryback of fiscal 2009 federal losses with the suspension of the 90% Alternative Minimum Tax limitation on the use of Net Operating Losses under the Worker, Homeownership, and Business Assistance Act of 2009 (“WHBAA 2009”).  Income tax expense for the three months ended December 27, 2008, was $31.7 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations and a tax expense related to an increase in the domestic and foreign deferred tax asset valuation allowances.  Income tax expense for the nine months ended January 2, 2010, was $9.4 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, a tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008, a tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and a tax benefit from the carryback of fiscal 2009 federal losses from the suspension of the 90% Alternative Minimum Tax limitation on the use of Net Operating Losses under the WHBAA 2009.  Income tax expense for the nine months ended December 27, 2008, was $5.6 million, which is comprised primarily of a tax benefit related to domestic operations, a tax expense related to international operations and a tax expense related to an increase in the domestic and foreign deferred tax asset valuation allowances.

As of the end of the reporting period ended January 2, 2010, we evaluated the realizability of our deferred tax assets and provided a $139.6 million valuation allowance against our domestic and foreign deferred tax assets after management determined that it is “more likely than not” that those deferred tax assets will not be realized.  This is an increase of $1.2 million from the $138.4 million valuation allowance as of the end of fiscal 2009.

At March 31, 2007, we had recorded a $51.4 million valuation allowance as full realization of the domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions.  As of the end of fiscal 2007, we were no longer in a cumulative domestic pre-tax loss position for the most recent three-year period.  The valuation allowance was based on a determination by our management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results.  These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.

During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million.  Of this amount, $12.9 million was reversed in connection with changes in accounting for uncertain income tax positions.  The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with the acquisition of Sirenza Microdevices, Inc. (“Sirenza”).  The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable.  Based on actual activity during the period, by the end of the first quarter of fiscal 2008 we were able to better determine the impact of the slow-down in customer demand from the high per-unit dollar content major customer and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution.  The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies.

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

As of the end of the third quarter of fiscal 2009, we evaluated our ability to realize our deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the United Kingdom (“U.K.”), China, and the United States (“U.S.”) from $37.0 million as of the end of the prior quarter to $126.5 million.  This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that caused us to move into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008.  Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.

As of the end of fiscal 2009, the valuation allowance against deferred tax assets had increased by $99.6 million to $138.4 million, as compared to $38.8 million as of the end of fiscal 2008.  This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill; increases of $90.8 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $14.1 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009 and which increases were recorded as an income tax expense during the fiscal year; a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year; and a $7.6 million decrease related to the impact from the change in the exchange rate for the British pound on the valuation allowance for U.K. deferred tax assets existing as of the beginning of the fiscal year, which amount was offset by a  corresponding decrease in the U.S. dollar-denominated amount of the related U.K. deferred tax assets.

We intend to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal.  The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative.  The Codification was effective for us for the period ended October 3, 2009, and did not have an impact on our financial condition or results of operations.  We have incorporated the Codification into this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales.  Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses.  As of January 2, 2010, we had working capital of approximately $352.0 million, including $121.5 million in cash and cash equivalents, compared to working capital at December 27, 2008, of approximately $405.7 million, including $145.4 million in cash and cash equivalents.

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

Cash Flows from Operating Activities
Operating activities for the nine months ended January 2, 2010, generated cash of $128.1 million, compared to $82.5 million for the nine months ended December 27, 2008.  This year-over-year increase was primarily attributable to improved profitability resulting from our restructuring efforts during fiscal 2009 and an improvement in our cash conversion cycle.  We also had lower cash payments related to the fiscal 2009 restructurings, which totaled approximately $5.9 million during the first nine months of fiscal 2010 as compared to $14.5 million in the first nine months of fiscal 2009.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended January 2, 2010, was $27.5 million compared to net cash used in investing activities of $42.8 million for the nine months ended December 27, 2008.  This increase was in part due to the proceeds from the maturities of investments in available-for-sale securities.  In addition, during the first nine months of fiscal 2010, capital expenditures totaled approximately $5.9 million, which represents a decrease in capital spending of 86% as compared to $42.2 million of capital expenditures for the first nine months of fiscal 2009.  Also during the first quarter of fiscal 2009, we completed the acquisition of UMC for $23.5 million, net of cash acquired.

Cash Flows from Financing Activities

Net cash used in financing activities was $207.3 million for the nine months ended January 2, 2010, compared to net cash used in financing activities of $22.7 million for the nine months ended December 27, 2008.  This increase in cash used in financing activities was primarily due to the cash purchase of $197.0 million original principal amount of the 2010 Notes in the third quarter of fiscal 2010, as well as the cash purchases during the first quarter of fiscal 2010 of (i) an aggregate of $2.2 million original principal amount of the 2012 Notes for $1.8 million, and (ii) an aggregate of $7.8 million original principal amount of the  2014 Notes for $4.8 million.

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan  During the first quarter of fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%.  We used the proceeds primarily for wafer fabrication and assembly expansions.  As of January 2, 2010, the outstanding balance of this loan totaled approximately $10.2 million.

In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million.  Senior funded debt is defined as current-and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.  As of January 2, 2010, we were in compliance with our debt covenants.

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

In the first quarter of fiscal 2010, we purchased and retired $2.2 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.  As of January 2, 2010, the 2012 Notes had a fair value of $182.9 million (excluding $2.2 million of the original principal amount of the 2012 Notes that were purchased and retired) and $124.0 million at December 27, 2008.

In the first quarter of fiscal 2010, we purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.  Additionally, during fiscal 2009, we purchased and retired $32.3 million original principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.  The 2014 Notes had a fair value of $118.2 million as of January 2, 2010 (excluding $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired) and $52.3 million as of December 27, 2008 (excluding $10.2 million of the original principal amount of the 2014 Notes that were purchased and retired during the nine months ended December 27, 2008).

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due July 1, 2010 (first quarter of fiscal 2011).  The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.  The net proceeds from the 1.50% offering were offset by the purchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005.  On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand.  In the third quarter of fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write off of the unamortized discount and debt issuance cost.  Additionally, in fiscal 2009, we purchased and retired $23.0 million of the original principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million.  The remaining 2010 Notes are convertible into a total of approximately 1.3 million shares as compared to 30.1 million shares prior to the purchases.

As of January 2, 2010, the 2010 Notes had a fair value of $9.9 million (excluding $220.0 million of the original principal amount of the 2010 Notes that were purchased and retired).  As of December 27, 2008, the 2010 Notes had a fair value of $169.9 million (excluding $23.0 million of the original principal amount of the 2010 Notes that were purchased and retired during the nine months ended December 27, 2008).

We may from time to time seek to retire or purchase additional amounts of our outstanding convertible notes through cash purchases or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise.  Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and the amounts involved may be material.

No Net Cost Credit Line   In November 2008, we entered into an agreement with the company that holds our level 3 ARS in which the securities firm will give us the right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012.  We intend to sell our outstanding level 3 ARS to the securities firm on or about June 30, 2010.  Included in the agreement was the option to take out a “no net cost” credit line (Credit Line Agreement), which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on our level 3 ARS, which are pledged as first priority collateral for this loan.  The ARS securities pledged as collateral for the loan had a market value of $17.5 million as of January 2, 2010.  Pursuant to the terms and conditions of the Credit Line Agreement we may borrow up to 75% of the market value of our outstanding level 3 ARS.  In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time.  However, if the securities firm exercises this right, the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established.  If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par.

During fiscal 2009, we executed on the Credit Line Agreement and drew up to the 75% stated limit, or $13.2 million as of January 2, 2010, as determined by the securities firm.  The credit line will become payable when the securities firm receives the proceeds from purchases of our ARS.  As of January 2, 2010, the credit line is recorded in short-term debt on our consolidated balance sheet.

Contractual Obligations  The following table summarizes our convertible debt obligations, including interest, as of January 2, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.  Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

		Payments Due By Period (in thousands)
		Total	Less than			More than
	Par Value	Payments	1 year	1-3 years	3-5 years	5 years
Convertible subordinated notes due 2010*	$9,967	$10,042	$10,042	$-	$-	$-
Convertible subordinated notes due 2012	197,748	201,456	1,483	199,973	-	-
Convertible subordinated notes due 2014	134,901	140,972	1,349	2,698	136,925	-
Total convertible debt	$342,616	$352,470	$12,874	$202,671	$136,925	$-

* The 1.50% convertible subordinated notes are due on July 1, 2010 (first quarter of fiscal 2011).

Capital Commitments At January 2, 2010, we had short-term capital commitments of approximately $1.1 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.

Future Sources of Funding   Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers.  Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements.  The 1.50% convertible subordinated notes are due on July 1, 2010 (first quarter of fiscal 2011) and we currently expect to retire them with cash on hand from operating activities.  However, if current economic conditions or other factors materially reduce demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs.  If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing.  We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock.  Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first nine months of fiscal 2010.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the SEC) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Date: February 11, 2010
/s/ William A. Priddy, Jr.

William A. Priddy, Jr.

Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: February 11, 2010
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

