Form 10-K
period 2010-04-03
RF MICRO DEVICES INC
filed 2010-06-02
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-22511
RF Micro Devices, Inc.
(Exact name of registrant as specified in its charter)

North Carolina State or other jurisdiction of incorporation or organization	56-1733461 (I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina (Address of principal executive offices)	27409-9421 (Zip Code)
(336) 664-1233
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value (Preferred Share Purchase Rights are attached to and trade with the Common Stock)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,237,382,284 as of October 3, 2009. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 271,016,958 shares of the registrant’s common stock outstanding as of May 14, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2010 annual meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended April 3, 2010.

RF MICRO DEVICES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 3, 2010

Forward-Looking Information
This report includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal year 2010 was a 53-week year and fiscal years 2009 and 2008 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.
Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.
ITEM 1. BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses many semiconductor process technologies, which we access through both internal and external resources. We are the world’s largest manufacturer of gallium arsenide (GaAs)-based compound semiconductors for RF applications. We access silicon-based technologies and a small percentage of GaAs through external foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.
In fiscal 2010, our Cellular Products Group (CPG) supplied cellular components to the majority of the handset industry’s original equipment manufacturers (OEMs) and collaborated with the handset industry’s leading baseband manufacturers, as the reference designs of these baseband manufacturers are utilized by both OEMs and original design manufacturers (ODMs). CPG is a leading supplier of cellular components, such as power amplifier (PA) modules, transmit modules, cellular switches and low noise amplifiers (LNAs), which perform various functions in the cellular front end section, existing between the transceiver and the antennae. CPG is also a growing supplier of additional content in the cellular front end section, including filters and duplexers, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular components into handsets and other mobile data connected devices, such as USB modems, netbooks and notebooks.
Our Multi-Market Products Group (MPG) supplies a broad range of RF components for multiple applications in the communications, industrial and space/defense industries. MPG also provides foundry services for gallium nitride (GaN) wafer production. Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave backhaul, WiFi, microwave access (WiMAX), CATV infrastructure and optical access for hybrid-fiber coaxial (HFC) networks. Industrial applications include SmartEnergy/advanced metering infrastructure (AMI), private mobile radio and electronic toll collection. Aerospace and defense applications include military communications, radar and electronic warfare as well as commercial/military space communications. MPG serves a diversified, global customer base.
During fiscal 2008 and fiscal 2009, we completed three strategic acquisitions. In the third quarter of fiscal 2008, we acquired Sirenza Microdevices, Inc. (Sirenza) to significantly expand our product portfolio, diversify our customer base, enhance our profitability and increase our revenue growth opportunities. In the fourth quarter of fiscal 2008, we acquired Filtronic Compound Semiconductors, Limited (Filtronic) to reduce our GaAs pseudomorphic high electron mobility transistor (pHEMT) sourcing costs, increase our GaAs capacity (with the addition of a high-volume, state-of-the-art GaAs wafer fabrication facility), reduce our capital expenditures, and expand our product portfolio of multi-market products. In early fiscal 2009, we completed the acquisition of Universal Microwave Corporation (UMC). UMC designs and manufactures high-performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets. The acquisitions of Sirenza, Filtronic and UMC have furthered our strategic efforts in support of diversification and profitable growth.
In the first half of fiscal 2009, we announced a strategic restructuring that leveraged our leadership in RF components and compound semiconductor technologies. As part of the restructuring, we reduced or eliminated our investments in wireless systems, including cellular transceivers and global positioning systems (GPS) solutions. We focused on our RF component and compound semiconductor opportunities, including cellular front ends and other components in CPG and our expanding portfolio of RF components in MPG. We are fully supporting cellular transceivers already in production, and we currently anticipate generating revenue from our cellular transceiver business through fiscal 2011.
In the second half of fiscal 2009, we initiated a separate restructuring to reduce manufacturing capacity and costs and operating expenses, due primarily to lower demand for our products resulting from the global economic slowdown. As part of the restructuring, we decreased our workforce, impaired certain property and equipment and reduced our fixed manufacturing and operating expenses.
The restructuring activities implemented in fiscal 2009 were designed to enable us to deliver sustainable financial results and substantially higher profitability. At the end of fiscal 2009, we estimated annualized manufacturing costs and operating expenses would be reduced by approximately $140.0 million as a result of these restructurings. The annualized expense reductions were achieved as expected in fiscal 2010.
Industry Overview
Our business is diversified across multiple industries. The handset industry is our largest market and is characterized by large unit volumes. Industry analysts expect a resumption of growth in the handset market in calendar year 2010 and continuing through 2011, following a decline in 2009 caused by the worldwide economic recession. We believe unit volumes in the smartphone segment will significantly exceed the growth rate of the overall handset market in calendar year 2010.
By region, the highest growth rates in calendar year 2010 are expected in the Asia/Pacific region, followed by Latin America and Africa/Middle East. By air interface standard, the 3G standard is expected to continue to grow strongly in calendar year 2010, as 3G supports higher data rates than prior standards and 3G is the predominant air standard in smartphones. A few cellular carriers have begun 4G infrastructure deployments and more are expected in 2010 as the demand for mobile data continues to grow. Because 3G and 4G systems must be backward compatible with earlier systems and because they must operate across multiple frequency bands, these standards are expected to drive significant increases in RF complexity and content. As a result, the total available market (TAM) associated with these next-generation RF components, as measured in dollars, is expected to grow faster than the overall handset market.
The growth drivers for 3G and 4G systems include increased consumer demand for high data rate applications, such as Internet access to videos and pictures, which can be downloaded or created and uploaded, using high data rate 3G handsets. Similarly, WLAN functionality, also known as WiFi, is being added to handsets to accommodate this demand. Growth drivers also include 3G deployments in China and 3G license awards in India, which are the two largest countries as measured by cellular handset subscribers.
In addition to cellular handsets, the increased demand for high data rate applications is favorably impacting our other markets. For example, as cellular networks carry increasing data traffic loads, there is an associated need for more, and faster, wireless backhaul systems, which connect cellular base stations with switching centers. The CATV infrastructure market is also expected to benefit from increased consumer data usage, primarily through high definition television (HDTV), as well as Internet protocol television (IPTV), voice over Internet protocol (VoIP) and increases in Internet traffic. We also see strong growth in AMI, or “SmartEnergy,” systems, which are often implemented using the Zigbee™ standard or other technologies requiring integrated RF components. The need for increased energy efficiency also applies to cellular base stations, in which the RF power amplifier is a major component of the overall power budget.
In the markets we serve, we see an increasing opportunity to leverage our core capabilities in RF components and compound semiconductor technologies to provide our customers with more highly integrated, higher value solutions. The end-market applications we enable are increasing in complexity and RF content, and this is expanding the size of the total market we currently address. At the same time, we are targeting a greater number of applications and market opportunities as we leverage CPG’s competitive advantages into new markets served by MPG. Finally, in the majority of our markets, our customers continue to require greater levels of functionality at similar or lower costs, which continues to favor the RF component suppliers – such as us – that have scale manufacturing, advanced module manufacturing capabilities and deep systems-level integration expertise.
Strategy
We are a leading supplier of RF components and the world’s largest manufacturer of compound semiconductors for RF applications. We operate two synergistic product groups, CPG and MPG, both of which focus on RF components with a strong emphasis on compound semiconductor technologies. Our goal is to extend and leverage our leadership in RF components and compound semiconductor technologies into multiple industries.
CPG is focused on high-volume cellular front ends, cellular switches and other cellular components. We estimate the TAM for cellular components is approximately $3.4 billion for calendar year 2010 and we currently expect it to grow to approximately $4.5 billion by calendar year 2013.
Multiple factors support the projected growth in the cellular components TAM. First, the unit volume of cellular handsets is expected to grow over the next five years, thereby increasing the required number of front end components. Second, cellular handsets continue to adopt front end components called transmit modules, which integrate both the GaAs heterojunction bipolar transistor (HBT) PA and the GaAs pHEMT switch. Third, the growth rate of 3G multi-mode handsets is growing faster than the overall handset market. These multi-mode handsets are more complex and require more cellular RF components representing as much as two to three times the dollar content of single-mode handsets. This is because 3G multi-mode handsets operate across a greater number of frequencies, or air interface standards. Also, 3G multi-mode handsets require additional content in the front end section, such as filters and duplexers, which are not required in single-mode global system for mobile communications (GSM)/general packet radio system (GPRS) and Enhanced Data for Global Evolution (EDGE) handsets.
RFMD is a leading supplier of cellular front ends, cellular switches and other cellular components. We intend to retain our leadership position by retaining world-class design engineering talent and investing in state-of-the-art GaAs process technologies. We are also investing in advanced packaging technologies, including low-cost module technology and wafer-level packaging (WLP) technology, which can leverage our existing semiconductor processing equipment to package filters and duplexers less expensively than is currently possible. We are the world’s largest manufacturer of compound semiconductors for RF applications, and we package the majority of our cellular front ends internally. Combined with our industry-leading supply chain, we deliver unmatched manufacturing resources to our CPG customers.
MPG is one of the world’s largest and most diversified multi-market RF component product groups. MPG focuses on high value RF, microwave and millimeter wave components. We believe the TAM for MPG’s components is more than $6.5 billion in calendar year 2010 and will exceed $9.0 billion by calendar year 2013. MPG serves multiple markets, including wireless infrastructure, cellular backhaul, broadband transmission, SmartEnergy/AMI, military and space, wireless computing and networking, and catalog components.
Our strategy is to leverage CPG’s scale advantages, innovative technologies and deep knowledge of system architectures into MPG’s products and markets. MPG’s RF components and technologies are similar to many of CPG’s RF components and technologies, with differences in frequency of operation and signal strength. MPG also develops products that utilize specialty compound semiconductor technologies, such as GaN and fine line geometry

pHEMT. We intend to leverage these technologies into additional areas where high performance is essential, particularly CATV products, base station PAs and military and space applications.
We are sharply focused on value creation and profitability, and we are investing in the growth opportunities and technologies that support our financial models.
Markets
We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for commercial, industrial, military, aerospace and other markets in both wireless and wired communications applications.
Aerospace and Defense – A&D markets in which we compete include high power, high reliability and high frequency devices that are used primarily in radar and satellite communications equipment.
Broadband Components – This market is comprised of several segments that relate to cable and broadband transmission and consumer electronics markets. Major products include CATV hybrid infrastructure amplifiers, which boost voice and data signals over established cable lines. We also produce components for set top boxes, cordless phones, electronic toll collection and wireless media applications, such as high-end audio speakers.
Cellular Handsets – In cellular applications, calls are placed through mobile devices by making a connection with a base station via RF channels. The ability of the mobile device to maintain this connection over a long distance and for long periods of time is driven largely by the quality of the RF section of the handset, particularly the PA and surrounding components, such as switches, filters and LNAs. Various combinations of these components are commonly provided to customers in the form of integrated front end components, known as PA modules, transmit modules, switch filter modules and switch duplexer modules. RFMD currently supplies legacy transceiver products, although we have eliminated our investment in transceiver product development.
Wireless Infrastructure – Base stations are installed across a geographic area to create wireless telecommunications networks that enable mobile devices to communicate with one another or with wired telephones. Each base station is equipped to transmit and receive RF signals through an antenna to and from mobile devices. The base station market is typified by a requirement for highly reliable products with superior durability and performance. Point-to-point microwave radios are also included in the base station market. In point-to-point applications, transmission and reception between two fixed points occur wirelessly. Common applications include broadcasting, backhaul (the way a cellular base station connects to the rest of the telephone network), and trunking for use in operating data links within communications carriers and IT infrastructure.
Wireless Networking – Wireless networking involves the transmission and reception of data, such as e-mail, faxes, computer files, Internet content and voice, by computers and mobile devices via RF signals rather than wireline connections. We compete in both the WiFi and WiMAX wireless networking markets and increasingly in the SmartEnergy/AMI market. The most basic AMI systems provide a way for a utility company to measure customer usage without touching or physically reading a meter. More sophisticated AMI systems have data links to major household appliances to enable measurement and control. WiFi is used primarily for short-range home or office network applications in personal computers, gaming platforms and smartphones. WiFi is also used in wireless access points, such as those used in wireless hotspots. WiMAX is an emerging technology that is complementary to WiFi and is intended for longer-range applications, providing a fixed or mobile broadband wireless link for homes, mobile computers, phones or other broadband platforms.
Other Markets – Through MPG, we service over 20 end-markets. In addition to the primary markets above, we supply components for electronic toll collection in China, wireless audio, gaming, industrial radios, security systems, paging, satellite radio, microwave communications, interactive toys, PC modem cards, keyless entry, handheld devices used for point-of-sale and other applications.

Manufacturing
We have a global supply chain that routinely ships more than two million units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are the world’s leading manufacturer of compound semiconductors for RF applications of which GaAs is the largest subset. Our GaAs products generally incorporate a transistor layer, which is grown on the GaAs wafer using a molecular beam epitaxy (MBE) or a metal organic chemical vapor deposition (MOCVD) process. We operate an MBE facility in North Carolina, and we grow the majority of our GaAs starting material in this facility. All MOCVD-based starting material is outsourced. Once the GaAs starting material is produced, the wafers are sent to one of our wafer fabrication facilities (fabs), where semiconductor devices are manufactured through a series of manufacturing steps. We operate a six-inch wafer fab located in Greensboro, North Carolina, and a six-inch wafer fab located in Newton Aycliffe, United Kingdom (U.K.). Once the semiconductor manufacturing is complete, the wafers are singulated, or separated, into individual units called die.
We also use silicon-based process technologies in our products. We outsource all silicon manufacturing to leading silicon foundries.
The next step in the manufacturing process is assembly. During assembly, the die and other necessary components are placed in a microelectronic package to provide connectivity between the die and the components. Once assembled, the products are tested for RF performance and prepared for shipment through a tape and reel process. To assemble and test our products, we primarily use internal assembly facilities in the United States (U.S.), China and Germany, and we also utilize several external suppliers.
In the fourth quarter of fiscal 2009, we completed the idling of our four-inch fabrication facility in Greensboro, North Carolina and transferred our prototyping and GaN manufacturing into our six-inch fabrication facility in Greensboro, North Carolina. We took these actions primarily as a result of the global economic slowdown that had significantly impacted our business during the second half of fiscal 2009. Subsequent to these actions, cellular component demand increased as demand for cell phones strengthened more quickly than anticipated. We responded quickly to the increased demand for our products by increasing our fabrication capacity in our six-inch facilities located in Greensboro and in Newton Aycliffe.
In fiscal 2010, we consolidated our Shanghai assembly and test operations with our Beijing assembly and test facility, and achieved the expected reduction in manufacturing costs by the end of December 2009. In fiscal 2011, we may make additional capital investments in our module assembly or test capacity to support the demand environment.
Our quality management system is registered to ISO 9001 standards and our environmental management system is registered to ISO 14001:2004. This means that a third-party independent auditor has determined that these systems meet the requirements developed by the International Organization of Standardization, a non-governmental network of the national standards institutes of over 150 countries. The ISO 9001 standards provide models for quality assurance in design/development, production, installation and servicing. The ISO 14001:2004 standards provide a structure within which a company can develop or strengthen its quality system for managing its environmental affairs. We believe that all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 series specifications, which means that their operations have in each case been determined by auditors to comply with certain internationally developed quality control standards. We qualify and monitor assembly contractors based on cost and quality.
Products and Applications
We offer a broad line of products that range from single-function components to highly integrated ICs (integrated circuits) and multi-chip modules (MCMs). Our ICs include gain blocks, LNAs, PAs, receivers, transmitters, transceivers, modulators, demodulators, attenuators, switches, frequency synthesizers and voltage-controlled oscillators (VCOs). Our MCM products include PA modules, switch-filter modules, active antenna products, VCOs, phase-locked loops (PLLs), coaxial resonator oscillators (CROs), active mixers, variable gain amplifiers, hybrid amplifiers, power doublers and optical receivers. Our passive components include splitters, couplers, mixers and transformers, as well as isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications. Our products employ a broad array of semiconductor process technologies, including GaAs, GaN, silicon complementary metal oxide semiconductor (CMOS) and silicon germanium (SiGe).

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
Customers
Sales to our largest customer, Nokia, represented approximately 55% of our total revenue in fiscal 2010 as compared to 52% of our total revenue in fiscal 2009. The loss of this customer would have a material adverse effect on our financial condition and results of operations. Although Nokia’s percentage of sales increased year-over-year, its percentage of sales declined to approximately 50% of fiscal 2010 fourth quarter revenue. This reflects our customer diversification efforts, which are increasing our market share at customers throughout the world, particularly in Asia, and reducing our percentage of sales to our largest customer. In fiscal 2011, we will continue to focus on key customers and strive for increased diversification of our customer base through growing our MPG revenue, expanding our content in the cellular front end and growing our market share outside of our largest customer.
Information about revenue, operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Sales and Marketing
We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our representatives and distributors to keep them informed of and educated about our products. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world.
Our applications engineers interact with customers during all stages of design and production, provide customers with product application notes and engineering data, maintain regular contact with customer engineers and assist in the resolution of technical problems. We believe that maintaining a close relationship with customers and channel partners and providing them with strong technical support enhances their level of satisfaction and enables us to anticipate their future product needs.
Research and Development
Our research and development activities provide us with the necessary technologies and products to maintain leadership in the wireless communications market and extend our capabilities into other markets. We conduct research and development activities focused on enabling longer-term, leading-edge products for our core markets as well as activities associated with developing new technologies for emerging high growth markets.
In extending our leadership position in compound semiconductor technologies, we have developed several generations of indium gallium phosphide (InGaP)- and aluminum (Al) GaAs-based HBT (both commonly referred to as GaAs HBT). Each new generation of GaAs HBT improves upon the previously available GaAs HBT, either in uniformity, linearity or efficiency. We have also developed a GaAs pHEMT process for cellular switches that we can manufacture in our North Carolina and U.K. fabrication facilities. During fiscal 2010, we qualified and production released a GaAs BiFET technology that combines GaAs HBT amplifier devices with pHEMT switch devices in a single semiconductor process. GaAs BiFET provides for single monolithic implementations of amplifier/switch functions in transmit modules.
During fiscal 2010, we qualified and production released our first GaN semiconductor process. This technology allows us to develop products and compete in the high power RF amplifier market. The inherent wide band gap and high electron mobility of GaN semiconductor devices provide for higher efficiency at equivalent linearity and wider operating bandwidths versus competing technologies. One specific advantage of our GaN technology is in wireless infrastructure amplifier applications, where power consumption reductions provided by GaN devices can significantly reduce our customers’ operating expenses. We are developing other advanced GaN process technologies that will target other market applications where we anticipate GaN devices will provide a disruptive performance advantage and network energy savings.
We continue to develop and qualify technologies made available to us from key suppliers where we can leverage our proprietary design methods, intellectual property (IP), and unique expertise to improve performance, reduce size or reduce the cost of our products. During fiscal 2010, we qualified and production released a silicon-on-insulator (SOI) technology and our first SOI switch products that target RF power switch applications. The SOI technology coupled with unique RFMD IP allow us to significantly reduce RF switch losses in certain high-end products, including 3G and 4G handset applications.
In the area of packaging technologies, we are developing and qualifying copper-based packaging technologies that allow us to improve performance, reduce size, and reduce or replace gold in our products. We are also developing copper-based metallurgy for certain compound semiconductor technologies to reduce interconnect and passive device losses, improve heat transfer and reduce die size.
During fiscal 2010, we executed and announced a cooperative research and development agreement with the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL) to develop critical elements of a wafer fabrication process for concentrated photovoltaic (CPV) solar cells. We have successfully fabricated initial prototypes of these CPVs using our existing six-inch production facilities without modification. We believe that by manufacturing GaAs CPVs using our high reliability, high volume compound semiconductor process and fabrication facility, we will subsequently render the lowest cost, highest efficiency CPV cells in the solar industry.
In fiscal years 2010, 2009 and 2008, we incurred approximately $139.0 million, $170.8 million and $207.4 million, respectively, in research and development expenses. Primarily as a result of our strategic decision to reduce or eliminate our investment in wireless systems during fiscal 2009, research and development headcount and spending dollars have decreased in fiscal 2009 and fiscal 2010. However, we are continuing to invest in new products and new process technologies.
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
Intellectual Property
We value intellectual property and actively seek opportunities to further protect and advance our business interests by developing and using our proprietary IP. Such IP includes patents, copyrights, trademarks and trade secrets. We have also implemented processes and policies designed to encourage IP development, while mitigating any IP misappropriation risks.
Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including, but not limited to, rejections based on prior art. We also continue to acquire patents through acquisitions or direct prosecution efforts. We believe the scope of our patents is sufficient to protect our business, and our business is not dependent on a single patent or application.
Our business, including a significant percentage of our patents, is focused on RF communication devices, components, sub-components, systems, software and processes. The duration of our most relevant patents is sufficient to support our business, especially in view of the limited market life of some of our products. As we improve upon existing products and invent new ones, patents are acquired to further enhance our return on investment in products that utilize these inventions.
In our continuing endeavor to create strong brands for our products and services, we federally register trademarks, service marks and trade names that distinguish our products and services in the market. We diligently monitor these marks for their proper and intended use.
We also protect our interest in proprietary information, including business strategies, unpatented inventions, formulae, processes, and other business information that provide a competitive advantage. Such information is closely monitored and made available only to those employees whose responsibilities require access to the information.
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
Backlog
Due to industry practice and our experience, we do not believe that backlog as of any particular date is indicative of future results. Our sales are the result of consumption of standard and custom products from RFMD-owned finished goods inventory at certain customers “hub” locations and from purchase orders for delivery of standard and custom products. The quantities projected for consumption of hub inventory and quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the specific customer’s needs. As industry practice allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.
Employees
On May 14, 2010, we had 3,687 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees is represented by a labor union. A number of our European-based employees (less than 10% of our global workforce as of May 14, 2010) are subject to collective bargaining-type arrangements, and we have never experienced any work stoppage. We believe that our current employee relations are good.
Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2010	2009	2008

Sales:
United States	$151,673	$159,885	$100,907
International	826,720	726,621	855,363

Long-lived tangible assets:
United States	$178,012	$224,461	$338,395
International	69,073	90,666	91,842
Sales for geographic disclosure purposes are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Of our total international revenue for fiscal 2010, approximately 37% ($363.8 million) was from customers in China, 14% ($136.4 million) from customers in India, 9% ($89.3 million) from customers in Taiwan and 8% ($77.4 million) from customers in Korea.

Long-lived tangible assets primarily include property and equipment. At April 3, 2010, approximately $63.5 million (or 26%) of our total property and equipment was located in China.
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
We actively monitor the hazardous materials that are used in the manufacture, assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This helps to ensure that our products are compliant with the requirements of the markets into which the products will be sold.
There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2011 or fiscal 2012.
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

ITEM 1A. RISK FACTORS.
Our operating results fluctuate.
Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including, but not limited to, the following:
•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors; and

•	our ability to efficiently utilize our capacity efficiently, or to acquire additional capacity, in response to customer demand.
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
The inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers or channel partners do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products or place us at risk for any trade credit we have extended to them, if they are unable to repay us. This risk may increase if a general economic downturn materially impacts our customers and they are not able to manage their business risks adequately or do not properly disclose their financial condition to us.
Certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support to us.
Due to the recent difficult macroeconomic environment, we may experience significant disruption or termination of the supply of some of our component parts or incur significant increases in the costs of component parts that we obtain from suppliers. Such disruptions, terminations or cost increases could result in an adverse impact on our business, operating results and financial condition.

Our industry’s technology changes rapidly.
We design and manufacture high-performance semiconductor components for wireless applications. Our markets are characterized by the frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of ICs that are superior to the products we make under existing processes. If that happens and we cannot design products using that technology or develop competitive products, our operating results will be adversely affected.
We depend on a few large customers for a substantial portion of our revenue.
Historically, a substantial portion of our revenue has come from large purchases by a small number of customers and we expect that trend to continue. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base. We are focusing on our diversification strategy, which includes growing our market share outside of our largest customer in the cellular market.
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
We operate in a very competitive industry and must continue to implement innovative technologies.
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
Many of our existing and potential competitors have entrenched market positions, historical affiliations with OEMs, considerable internal manufacturing capacity, established IP rights and substantial technological capabilities. Many of our existing and potential competitors may have greater financial, technical, manufacturing or marketing resources than we do. We cannot be sure that we will be able to compete successfully with our competitors.
Our operating results are substantially dependent on development of new products.
Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:
•	the accuracy of our prediction of market requirements and evolving standards;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution on the product designs and ramp of new products according to our customers’ needs with acceptable manufacturing yields;

•	acceptance of our customers’ products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new components, such as pHEMT switches and filters, to increase our product content.
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
Decisions about the scope of operations of our business could affect our results of operations and financial condition.
Changes in the business environment could lead to changes in our decisions about the scope of operations of our business, and these changes could result in restructuring and asset impairment charges. Factors that could cause actual results to differ materially from our expectations with regard to changing the scope of our operations include:
•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance and postretirement costs;

•	future divestitures;

•	new business initiatives and changes in product roadmap, development and manufacturing;

•	changes in employment levels and turnover rates;

•	changes in product demand and the business environment; and

•	changes in the fair value of certain long-lived assets.
We face risks associated with the operation of our manufacturing facilities.
We operate an MBE facility and a wafer fabrication facility in Greensboro, North Carolina, as well as a wafer fabrication facility in Newton Aycliffe, U.K. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, the U.S. and Germany, to assemble and test our products. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina and China, and we also utilize contract suppliers and partners in Asia to test our products.
A number of factors will affect the future success of our facilities, including the following:
•	demand for our products;

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials and the impact of the volatility of commodity pricing on raw materials, including GaAs substrates, gold and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China, United Kingdom and Germany;

•	heavy reliance on our internal facilities;

•	heavy reliance on our wafer fabrication facilities located in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations; and

•	our ability to avoid prolonged periods of down-time in our facilities for any reason.
If we experience poor manufacturing yields, our operating results may suffer.
Our products are very complex. Each product has a unique design and is fabricated using semiconductor process technologies that are highly complex. In many cases, the products are assembled in customized packages. Our products, many of which consist of multiple components in a single package, feature enhanced levels of integration and complexity. Our customers insist that our products be designed to meet their exact specifications for quality, performance and reliability. Our manufacturing yield is a combination of yields across the entire supply chain including wafer fabrication, assembly and test yields. Due to the complexity of our products, we periodically experience difficulties in achieving acceptable yields on certain new and existing products.
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
We constantly seek to improve our manufacturing yields. Typically, for a given level of sales, when our yields improve, our gross margins improve, and when our yields decrease, our unit costs are higher, our margins are lower, and our operating results are adversely affected.
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
As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods in which we underutilize our manufacturing facilities as a result of reduced demand. If the demand for our products is not consistent with our expectations, underutilization of our manufacturing facilities may have a material adverse effect on our operating results.
In the second half of fiscal 2009, due to the decrease in orders from our customers resulting from the global economic slowdown, we reduced our manufacturing output in order to reduce our inventory levels. This action resulted in the underutilization of our manufacturing facilities, which in turn led to large unfavorable manufacturing variances and negative impacts on our margins and results of operations. During fiscal 2010, our demand increased and as a result, our factory utilization improved.
We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.
In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this causes us to have less visibility regarding the accumulated levels of inventory for such customers. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin.
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
Sales to customers located outside the U.S. accounted for approximately 85% of our revenue in fiscal 2010. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.
The majority of our assembly, test and tape and reel vendors are located in Asia. This subjects us to regulatory, geopolitical and other risks of conducting business outside the U.S. We do the majority of our business with our foreign assemblers in U.S. dollars. Our manufacturing costs could increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international manufacturing suppliers will continue to accept orders denominated in U.S. dollars.
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
In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results of operations.
In order to compete, we must:
•	hire and retain qualified people with experience in RF engineering, IC design and technical marketing and support;

•	continue to develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms in foreign locations; and

•	train and motivate our employee base.
Our future operating results and success may depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, IC design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

We may engage in future acquisitions that dilute our shareholders’ ownership and cause us to incur debt and assume contingent liabilities.
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
Our common stock, which is traded on the NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance, and other activities of our customers and other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. Our stock price declined in fiscal 2009 to a closing price of $1.37 per share on March 27, 2009, but has since improved to $5.13 per share as of May 14, 2010. If our stock price declines in the future, it may be more difficult to raise capital, or we may be unable to do so at all, which could have a material adverse impact on our business and results of operations.
We rely on our intellectual property portfolio and may face claims of infringement.
Our success depends in part on our ability to obtain patents, trademarks and copyrights, maintain trade secret protection and operate our business without infringing on the proprietary rights of other parties. Because of the volume of creative works rendered throughout our offices, some of these works may not receive the benefit of federal registration. In addition, the wireless and semiconductor industries are subject to frequent litigation, often regarding patent and other intellectual property rights. Leading companies and organizations in these industries have numerous patents that protect their intellectual property rights in these areas. Intellectual property rights litigation can be expensive to defend and in the event of an adverse result, we could be required to expend significant resources to pay damages for infringement, to develop non-infringing technology or to obtain licenses to the technology covered by the litigation. We cannot be sure that we would be successful in such development or that any such license would be available on commercially reasonable terms, if at all.
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
We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in our manufacturing processes. A change in environmental laws or our failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination. In addition, growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions and/or “cap and trade” legislation. Our compliance with this legislation may result in additional costs.
Provisions in our governing documents could discourage takeovers and prevent shareholders from realizing an investment premium.
Certain provisions of our articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of RFMD. These provisions include the ability of our Board of Directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval and the requirement of supermajority shareholder approval of certain transactions with parties affiliated with RFMD. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.
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
On April 4, 2007, we issued $200.0 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175.0 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The Notes are convertible into shares of our common stock under certain circumstances. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of the $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share.
In addition, in July 2003, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. As of April 3, 2010, these notes are convertible into a total of approximately 1.3 million shares of our common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date.
In fiscal 2010, we purchased and retired $207.1 million in original principal amount of our convertible subordinated notes due 2010, 2012 and 2014, which resulted in a net gain of approximately $1.5 million. In fiscal 2009, we purchased and retired $55.3 million in original principal amount of our convertible subordinated notes due 2010 and 2014, which resulted in a gain of approximately $14.4 million.
In the future, we may issue additional equity, debt or convertible securities to raise capital. If we do so, the percentage ownership of RFMD held by existing shareholders would be further reduced, and existing shareholders may experience significant dilution. In addition, new investors in RFMD may demand rights, preferences or privileges that differ from, or are senior to, those of our existing shareholders. The perceived risk of dilution associated with the sale of a large number of shares could cause some of our shareholders to sell their stock, thus causing the price of our common stock to decline. Subsequent sales of our common stock in the open market could also have an adverse effect on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in Greensboro, North Carolina, where we have two office buildings (leased), a six-inch wafer production facility (owned), an MBE facility (leased), and a research and development packaging facility (leased). In Greensboro, we also have a four-inch wafer production facility (leased) that is idle due to a prior restructuring; however, the offices in the facility are occupied. In addition, we have a partially upfitted manufacturing facility (leased) that is unoccupied due to our prior restructuring.
We have an assembly and test site located in Beijing, China (owned), where we assemble and test modules. In Broomfield, Colorado (leased) and Brooksville, Florida (owned), we have assembly and test sites for highly customized modules and products that support our aerospace and defense business.
We also have two manufacturing facilities located in Europe. We have a wafer fabrication facility in Newton Aycliffe, U.K. (owned) and we have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).
We also lease space for our design centers in Chandler, Arizona; Carlsbad, San Jose and Torrance, California; Broomfield, Colorado; Hiawatha, Iowa; Billerica, Massachusetts; Charlotte, North Carolina; Richardson, Texas; Shanghai, China; and Norresundby, Denmark. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Reading, England; Toulouse, France; Bangalore, India; Tokyo, Japan; Seoul, South Korea; and Taipei, Taiwan.
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
ITEM 3. LEGAL PROCEEDINGS.
We are involved in various legal proceedings and related actions that have arisen in the ordinary course of our business that have not been fully adjudicated. Our management does not believe that these routine matters, when ultimately concluded and determined, will have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 4. (REMOVED AND RESERVED).
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RFMD.” The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 14, 2010, there were 2,139 holders of record of our common stock.

	High	Low
Fiscal Year Ended April 3, 2010
First Quarter	$3.96	$1.24
Second Quarter	5.85	3.18
Third Quarter	5.24	3.72
Fourth Quarter	5.27	3.76

Fiscal Year Ended March 28, 2009
First Quarter	$4.27	$2.66
Second Quarter	3.98	2.60
Third Quarter	3.12	0.70
Fourth Quarter	1.44	0.73
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG RF MICRO DEVICES, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

* $100 invested on 4/2/05 in stock or 3/31/05 in index-including reinvestment of dividends.

	Fiscal Year End
	2005	2006	2007	2008	2009	2010
Total Return Index for:
RF Micro Devices, Inc.	100.00	168.62	121.44	53.22	26.71	97.86
NASDAQ Composite	100.00	101.44	120.49	127.08	118.90	78.48
NASDAQ Electronic Components	100.00	83.84	93.40	86.25	84.44	56.29
Notes:
A.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on April 2, 2005.

Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased as	value of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
January 3, 2010 to January 30, 2010	0	$0.00	0	$51.9 million
January 31, 2010 to February 27, 2010	0	$0.00	0	$51.9 million
February 28, 2010 to April 3, 2010	0	$0.00	0	$51.9 million

Total	0	$0.00	0	$51.9 million

During the fourth quarter of fiscal 2008, our Board of Directors authorized the repurchase of up to $150.0 million of our outstanding common stock over the next 24 months. The share repurchase program authorizes us to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 29, 2008, we repurchased 30.0 million shares at an average price of $3.27 on the open market. We did not repurchase any shares during fiscal 2010.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year End
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Revenue	$978,393	$886,506	$956,270	$1,023,615	$770,247

Operating costs and expenses:
Cost of goods sold	623,224	669,163	681,314	666,755	501,224	[8]
Research and development	138,960	170,778	207,362	184,979	168,858	[8]
Marketing and selling	56,592	64,946	57,330	53,863	52,121	[8]
General and administrative	48,316	50,352	42,080	37,301	29,589	[8]
Other operating expense	4,895	800,563 [1]	19,085	(33,834)[6]	(251)

Total operating costs and expenses	871,987	1,755,802	1,007,171 [4]	909,064	751,541

Income (loss) from operations	106,406	(869,296)	(50,901)	114,551	18,706

Interest expense	(23,997)	(25,893)	(24,533)	(4,583)	(4,188)
Interest income	1,291	5,337	29,046	9,305	4,354
Other income (expense), net	1,134	9,844 [2]	3,906	(32,874)[7]	1,339

Income (loss) before income taxes	84,834	(880,008)	(42,482)	86,399	20,211

Income tax (expense) benefit	(13,815)	(7,896)[3]	39,088 [5]	(2,983)	(3,881)

Net income (loss)	$71,019	$(887,904)	$(3,394)	$83,416	$16,330

Net income (loss) per share:
Basic	$0.27	$(3.38)	$(0.01)	$0.43	$0.09

Diluted	$0.25	$(3.38)	$(0.01)	$0.39	$0.08

Shares used in per share calculation:
Basic	267,349	262,493	227,270	192,137	188,832

Diluted	289,429	262,493	227,270	226,513	192,781

	As of Fiscal Year End
	2010	2009		2008		2007	2006
Cash and cash equivalents	$104,778	$172,989		$129,750		$228,940	$81,588
Short-term investments	134,882	93,527		100,841		89,678	68,949
Working capital	396,091	418,090		480,556		467,223	303,403
Total assets	1,014,008	1,088,642	[1]	2,011,309	[4]	1,089,634	938,835
Long-term debt and capital lease obligations, less current portion	289,837	505,162	[2]	525,082		245,709	226,876
Shareholders’ equity	530,084	431,962	[1]	1,296,101	[4]	719,667	599,357

[1]	During fiscal 2009, we recorded an impairment charge of $686.5 million to goodwill and intangibles, and restructuring expenses of approximately $67.1 million due to the adverse macroeconomic business environment. We also recorded restructuring expenses of approximately $47.1 million as a result of the restructuring initiated in the first half of fiscal 2009 to reduce investments in wireless systems. See Notes 6 and 11 to the Consolidated Financial Statements.

[2]	Other income (expense) for fiscal 2009 includes a gain of approximately $14.4 million as a result of our purchase and retirement of $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014. See Note 9 to the Consolidated Financial Statements.

[3]	Income tax expense for fiscal 2009 includes the effects of an increase of a valuation reserve against foreign and domestic deferred tax assets. See Note 12 to the Consolidated Financial Statements.

[4]	Fiscal 2008 includes the effects of the acquisitions of Sirenza and Filtronic. See Note 7 to the Consolidated Financial Statements.

[5]	Income tax benefit for fiscal 2008 includes the effects of a reduction of a valuation reserve against foreign and domestic deferred tax assets. See Note 12 to the Consolidated Financial Statements.

[6]	During fiscal 2007, we recorded a $33.9 million gain (net of restructuring expenses) for the sale of substantially all of our Bluetooth® assets. See Note 11 to the Consolidated Financial Statements.

[7]	During fiscal 2007, we recorded a $33.9 million investment impairment charge associated with the announcement of a merger of Jazz Semiconductor, Inc. with a wholly- owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz.

[8]	During fiscal 2006, a non-cash variable accounting expense totaling $19.9 million was recorded as a result of our option exchange program. This expense was recorded directly in cost of goods sold ($2.8 million), research and development ($10.9 million), marketing and selling ($3.9 million), and general and administrative expenses ($2.3 million).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to variability in our operating results, the inability of certain of our customers or suppliers to access their traditional sources of credit, our industry’s rapidly changing technology, our dependence on a few large customers for a substantial portion of our revenue, our ability to reduce costs and improve gross margins by implementing innovative technologies, our ability to bring new products to market, the efficient and successful operation of our wafer fabrication facilities, molecular beam epitaxy facility, assembly facilities and test and tape and reel facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity and current macroeconomic conditions, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties and our ability to manage channel partners and customer relationships, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, our ability to complete acquisitions and integrate acquired companies, including the risk that we may not realize expected synergies from our business combinations, fluctuations in the price of our common stock, claims of infringement on our intellectual property portfolio, lawsuits and claims relating to our products, and the impact of stringent environmental regulations. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW
Company
We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses many semiconductor process technologies, which we obtain through both internal and external sources. We are the world’s largest manufacturer of gallium arsenide (GaAs)-based compound semiconductors for RF applications. We access silicon-based technologies and a small percentage of GaAs through external foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.
Business Segments
We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, “Segment Reporting” (FASB ASC Topic 280), which establishes standards for the way public companies report information about operating segments in annual financial statements and in interim reports to shareholders. Under FASB ASC Topic 280, the method for determining what information to report is based on the way that management organizes the segments within the company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Although we had two business units as of April 3, 2010

(Cellular Products Group (CPG) and Multi-Market Products Group (MPG)), we report financial information as one operating segment pursuant to the aggregation criteria set forth in FASB ASC Topic 280.
Fiscal 2010 Management Summary
Our key financial highlights for the fiscal year ended April 3, 2010, are as follows:
•	Our revenue increased 10.4% in fiscal 2010 to $978.4 million as compared to $886.5 million in fiscal 2009. Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for our new products. These increases were partially offset by year-over-year declines in demand for our CATV line amplifiers, which were driven primarily by the continued impact of the global economic slowdown on this line of business during the first half of fiscal 2010.

•	Our gross profit was 36.3% of revenue in fiscal 2010 as compared to 24.5% of revenue in fiscal 2009. The improvement in gross margin reflected our reduced cost structure resulting from our fiscal 2009 restructuring activities, improved overall manufacturing yields, improved factory utilization rates resulting from increased demand, higher sales of new products with lower costs, and improved pricing on externally-sourced raw materials. These improvements were offset partially by reduced demand for multi-market products, increased demand of lower margin cellular products, including transceivers, and erosion in average selling prices. The gross margin for fiscal 2009 was negatively impacted by abnormally low factory utilization rates beginning in the second quarter of fiscal 2009 as a result of reduced actual demand and forecasted demands for our products due to the global economic slowdown.

•	Operating income was $106.4 million in fiscal 2010 as compared to an operating loss of $869.3 million in fiscal 2009. Our operating income increased as a result of an increase in revenue as well as a reduction in expenses resulting from our fiscal 2009 strategic and economic restructurings which favorably impacted gross profit and operating income. During fiscal 2009, we recorded an impairment charge of $686.5 million to goodwill and intangibles as a result of the macroeconomic conditions and we recorded restructuring charges totaling $114.2 million.

•	Our net income per diluted share was $0.25 for fiscal 2010 compared to a net loss per diluted share of $3.38 for fiscal 2009.

•	We generated positive cash flow from operations of $185.7 million for fiscal 2010 as compared to $112.2 million for fiscal 2009, primarily attributable to improved profitability resulting from increased revenue as well as decreased expenses due to our restructuring efforts during fiscal 2009 and an improvement in our cash conversion cycle. We also had lower cash payments related to the fiscal 2009 restructurings, which totaled approximately $6.5 million in fiscal 2010 as compared to $20.2 million in fiscal 2009.

•	Capital expenditures totaled $8.4 million in fiscal 2010 as compared to $46.5 million in fiscal 2009.

•	During fiscal 2010, we purchased and retired a total of $207.1 million principal amount of our convertible subordinated notes due 2010, 2012 and 2014, which resulted in a gain of approximately $1.5 million. During fiscal 2009, we purchased and retired a total of $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014, which resulted in a gain of approximately $14.4 million.

RESULTS OF OPERATIONS FOR FISCAL 2010 VERSUS FISCAL 2009
The following table presents a summary of our results of operations for fiscal years 2010 and 2009:

		% of		% of	Increase	Percentage
(In thousands, except percentages)	2010	Revenue	2009	Revenue	(Decrease)	Change

Revenue	$978,393	100.0%	$886,506	100.0%	$91,887	10.4%
Cost of goods sold	623,224	63.7	669,163	75.5	(45,939)	(6.9)
Research and development	138,960	14.2	170,778	19.3	(31,818)	(18.6)
Marketing and selling	56,592	5.8	64,946	7.3	(8,354)	(12.9)
General and administrative	48,316	4.9	50,352	5.7	(2,036)	(4.0)
Goodwill impairment	—	—	619,551	69.9	(619,551)	(100.0)
Other operating expense	4,895	0.5	181,012	20.4	(176,117)	(97.3)

Operating income (loss)	$106,406	10.9%	$(869,296)	(98.1)%	975,702	112.2

REVENUE
Our revenue increased in fiscal 2010 as compared to fiscal 2009, due to an increase in sales of our cellular products driven primarily by customer diversification and increased demand for our new products. In addition, fiscal 2010 was a 53-week fiscal year in contrast to fiscal 2009, which was a 52-week fiscal year. These increases to revenue were partially offset by year-over-year declines in demand for our CATV line amplifiers driven primarily by the continued impact of the global economic slowdown on this line of business during the first half of fiscal 2010.
Sales to our largest customer were approximately 55% of our fiscal 2010 revenue compared to 52% of our fiscal 2009 revenue. Although our largest customer’s percentage of sales increased year-over-year, their percentage of sales declined to approximately 50% of fiscal 2010 fourth quarter revenue. Our customer diversification strategy is reducing our percentage of sales to our largest customer and increasing our market share elsewhere, particularly at customers throughout Asia. Our diversification strategy is primarily focused on growing our MPG revenue, expanding our content in the cellular front end and increasing our market share at key customers outside of our largest customer.
International shipments amounted to $826.7 million in fiscal 2010 (approximately 85% of revenue) compared to $726.6 million in fiscal 2009 (approximately 82% of revenue). Shipments to Asia totaled $699.0 million in fiscal 2010 (approximately 71% of revenue) compared to $554.2 million in fiscal 2009 (approximately 63% of revenue).
OPERATING INCOME (LOSS)
We experienced an operating income of approximately $106.4 million for fiscal 2010 compared to an operating loss of $869.3 million for fiscal 2009. Our operating income increased primarily due to an increase in revenue and an increase in gross profit. Additionally, our fiscal 2010 operating expenses were lower due to the fiscal 2009 strategic restructurings (see Note 11 to the Consolidated Financial Statements).
In fiscal 2009, we recorded an impairment charge of $686.5 million to goodwill and other intangibles as a result of the deteriorating global macroeconomic conditions and we recorded restructuring expenses of approximately $114.2 million.
Cost of Goods Sold
Our cost of goods sold for fiscal 2010 decreased as a percentage of revenue primarily due to cost savings initiatives resulting from the fiscal 2009 restructuring activities, improved factory utilization rates resulting from increased demand, and improved pricing on externally-sourced raw materials. Our cost of goods sold for fiscal 2009 was negatively impacted by an increase in inventory reserves as well as the under-absorption of fixed manufacturing costs, which resulted from the lower demand for our products attributable primarily to the overall global economic slowdown.

Research and Development
The decrease in research and development expenses was primarily due to the decrease in headcount and related personnel expense primarily as a result of our strategic decision to reduce or eliminate our investment in wireless systems. This decrease was partially offset by our continued investments in RF components.
Marketing and Selling
The decrease in marketing and selling expenses was primarily due to the decrease in headcount and related personnel expense as a result of the fiscal 2009 restructuring activities. In addition, marketing and selling expense decreased as a result of lower intangible amortization expense as compared to the corresponding period of fiscal 2009, due to the impairment of certain customer relationship intangibles during fiscal 2009 (see Note 6 to the Consolidated Financial Statements).
General and Administrative
General and administrative expenses for fiscal 2010 decreased slightly when compared to fiscal 2009 primarily due to a decrease in headcount and related personnel expense and other administrative costs associated with the recent restructurings.
Other Operating Expense
Restructuring and Impairment of Property and Equipment
During fiscal 2009, we initiated a restructuring to reduce our manufacturing capacities and costs and operating expenses, due primarily to lower demand for our products in the second half of fiscal 2009 resulting from the global economic slowdown. The restructuring decreased our workforce and impaired certain property and equipment. As a result of these restructuring activities, we recorded $2.8 million and $67.1 million of expenses in fiscal years 2010 and 2009, respectively. The accrued restructuring balance, which is primarily related to lease and other contracts, was $9.7 million and $12.8 million as of April 3, 2010 and March 28, 2009, respectively. As of April 3, 2010, the restructuring associated with the adverse macroeconomic business environment was substantially complete. We expect to record in fiscal 2011 and future periods approximately $4.1 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities and one-time employee termination benefits (see Note 11 to the Consolidated Financial Statements).
In early fiscal 2009, we initiated a restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our RF component opportunities. Additionally, we consolidated the majority of our production test facilities in an effort to reduce cycle time, better serve our customer base and improve our overall profitability. As a result of these restructuring activities, we recorded $1.0 million and $47.1 million of expenses for fiscal years 2010 and 2009, respectively. The accrued restructuring balance, which is primarily related to lease and other contracts, was $1.6 million and $3.2 million as of April 3, 2010 and March 28, 2009, respectively. As of April 3, 2010, the restructuring to reduce or eliminate our investments in wireless systems was substantially complete. We expect to record in fiscal 2011 and future periods approximately $1.3 million of additional restructuring charges related to ongoing expenses associated with exited leased facilities (see Note 11 to the Consolidated Financial Statements).
At the end of fiscal 2009, we estimated annualized manufacturing costs and operating expenses would be reduced by approximately $140.0 million as a result of our restructuring activities. The annualized expense reductions were achieved as expected in fiscal 2010.

RESULTS OF OPERATIONS FOR FISCAL 2009 VERSUS FISCAL 2008
The following table presents a summary of our results of operations for fiscal years 2009 and 2008:

		% of		% of	Increase	Percentage
(In thousands, except percentages)	2009	Revenue	2008	Revenue	(Decrease)	Change

Revenue	$886,506	100.0%	$956,270	100.0%	$(69,764)	(7.3)%
Cost of goods sold	669,163	75.5	681,314	71.2	(12,151)	(1.8)
Research and development	170,778	19.3	207,362	21.7	(36,584)	(17.6)
Marketing and selling	64,946	7.3	57,330	6.0	7,616	13.3
General and administrative	50,352	5.7	42,080	4.4	8,272	19.7
Goodwill impairment	619,551	69.9	—	—	619,551	—
Other operating expense	181,012	20.4	19,085	2.0	161,927	848.5

Operating loss	$(869,296)	(98.1)%	$(50,901)	(5.3)%	(818,395)	(1,607.8)

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
Sales to our largest customer were 52% of our fiscal 2009 revenue (59% in fiscal 2008) and sales to our second largest customer were 8% of our fiscal 2009 revenue (14% in fiscal 2008).
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
Cost of Goods Sold
Our cost of goods sold for fiscal 2009 increased as a percentage of revenue, primarily due to the under-absorption of fixed manufacturing costs, an increase in inventory reserves and the amortization of intangibles. The increase in amortization expense of acquired intangibles resulted from our acquisitions of Sirenza in the third quarter of fiscal 2008, Filtronic in the fourth quarter of fiscal 2008, and UMC in the first quarter of fiscal 2009. The increase in inventory reserves was the result of excess inventory on-hand, as the decline in demand during the third and fourth quarters of fiscal 2009 resulting from the global economic slowdown exceeded our ability to slow production accordingly. These increases in cost of goods sold were partially offset by increased efficiencies of internally-sourced assembly and improved pricing on externally-sourced raw materials.

Research and Development
Research and development headcount and spending dollars decreased primarily as a result of fiscal 2009 restructuring activities. This decrease was partially offset by a full year of Sirenza research and development expenses in fiscal 2009 compared to approximately five months of Sirenza research and development expenses in fiscal 2008.
Marketing and Selling
The increase in marketing and selling expenses for fiscal 2009 was primarily due to an increase in intangible amortization related to acquired customer relationships from Sirenza as well as an increase in headcount and personnel expenses, which primarily was attributable to our acquisitions.
General and Administrative
The increase in general and administrative expenses for fiscal 2009 was due to an increase in headcount and related personnel expenses attributable in part to our acquisitions and an increase in share-based compensation expense.
Goodwill Impairment
As a result of an interim impairment review, we concluded that as of November 22, 2008, the fair value of both of our reporting units was below their respective carrying values. As such, in accordance with FASB guidance, we completed a step-two analysis in the fourth quarter of fiscal 2009. Based on the work performed, we recorded a goodwill impairment charge of $619.6 million in “other operating expense” in the consolidated statement of operations for fiscal 2009 (see Note 6 to the Consolidated Financial Statements).
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
Other
During fiscal 2009, we recorded income of $3.5 million in “other operating expense” for the sale of patents related to certain of our products. In addition, we recorded $1.4 million in “other operating expense” related to the in-process research and development with no alternative future use that we acquired from UMC at the acquisition date in accordance with the FASB guidance that was in effect in fiscal 2009. See Note 7 to the Consolidated Financial Statements.

During fiscal 2008, the in-process research and development with no alternative future use that we acquired from Sirenza ($13.9 million) was charged to “other operating expense” at the acquisition date in accordance with the FASB guidance that was in effect in fiscal 2008. In addition, during fiscal 2008, we incurred approximately $2.1 million in start-up costs related to our development of flip chip assembly, approximately $1.7 million for restructuring and integration charges related to the acquisition of Sirenza and approximately $1.4 million for restructuring charges resulting from the sale in fiscal 2007 of substantially all of our assets associated with our Bluetooth® business.
OTHER (EXPENSE) INCOME AND INCOME TAXES FOR FISCAL YEARS 2010, 2009 AND 2008

(In thousands)	2010	2009	2008
Interest expense	$(23,997)	$(25,893)	$(24,533)
Interest income	1,291	5,337	29,046
Gain on retirement of convertible subordinated notes	1,540	14,382	—
Other (expense) income	(406)	(4,538)	3,906
Income tax (expense) benefit	(13,815)	(7,896)	39,088
Interest expense
Interest expense remained relatively consistent for fiscal years 2010, 2009 and 2008.
Interest income
Interest income decreased during fiscal 2010 and fiscal 2009, primarily because of the decrease in cash, cash equivalents and investment balances. During the first nine months of fiscal 2008, interest income was higher due to the increase in cash, cash equivalents and investment balances that resulted from the issuance of the two series of convertible subordinated notes for which we received proceeds totaling $366.2 million. A majority of these proceeds was subsequently used during the third quarter of fiscal 2008 for the purchase of Sirenza. In addition, interest income decreased due to our more conservative investment strategy coupled with lower prevailing interest rates, which were approximately 0.5% for fiscal 2010 as compared to 1.9% for fiscal 2009 and approximately 5.0% for fiscal 2008.
Gain on the retirement of convertible subordinated notes
In fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance costs. In addition, during fiscal 2010 we purchased and retired an aggregate of $10.1 million original principal amount of the 2012 and 2014 Notes, which resulted in a gain of approximately $1.9 million.
In fiscal 2009, we purchased and retired $55.3 million principal amount of our 2010 and 2014 Notes, which resulted in a gain of approximately $14.4 million. We did not purchase any of our convertible subordinated notes during fiscal 2008.
Other (Expense) Income
For fiscal 2010 we incurred a foreign currency loss of $0.5 million compared to a foreign currency loss of $3.2 million in fiscal 2009, which was recorded in “other (expense) income.” In fiscal 2010, the $2.7 million reduction in loss year-over-year was driven by the mix of our assets and liabilities denominated in local currency as well as the decrease in fluctuation of exchange rates year-over-year.
The decrease in other income in fiscal 2009 was primarily related to foreign currency exchange rate impact on our denominated Euro and Pound Sterling accounts as the rates weakened against the U.S. dollar.
Income taxes
Income tax expense for fiscal 2010 was $13.8 million, which is comprised primarily of a tax expense related to domestic and international operations, a tax expense related to finalizing an advance pricing agreement with China tax authorities for calendar years 2006 through 2008, a tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and a tax benefit from the carryback of fiscal 2009 federal losses resulting from the adoption of the Worker, Homeownership, and Business Assistance Act of 2009 (WHBAA). In comparison, the income tax expense for fiscal 2009 was $7.9 million, which primarily represented foreign income taxes on international operations and an increase in the valuation allowance against U.S., U.K. and certain China deferred tax assets and the income tax benefit for fiscal 2008 was $39.1 million, which primarily represented a tax expense related to domestic and international operations, the reduction of a valuation allowance against U.S. deferred tax assets, recognition of the tax benefit associated with the operating losses generated in certain taxing jurisdictions, and the revaluation of China-related deferred tax assets due to changes in the applicable income tax rate.
The annual effective tax rate was 16.3% for fiscal 2010, compared to (0.9%) for fiscal 2009 and 92.0% for fiscal 2008. Our overall tax rate for fiscal years 2010, 2009 and 2008 differed from the statutory rate due to: adjustments to the deferred tax asset valuation allowance; domestic tax credits generated; rate differences in foreign jurisdictions; settlement in fiscal 2010 of the China advance pricing agreement adjustments; carryback of fiscal 2009 federal losses under the WHBAA; write-off of in-process research and development costs in connection with the Sirenza acquisition in fiscal 2008 and the UMC acquisition in fiscal 2009; impairment of goodwill in fiscal 2009; revaluation of China deferred tax assets to the new 25% corporate income tax rate in fiscal 2008; and other differences between book and tax treatment of certain expenditures. The effective combined domestic income tax rate was 0.1% for fiscal 2010, 1.3% for fiscal 2009 and 69.8% for fiscal 2008.
On April 3, 2010, we had outstanding net operating loss carryforwards (NOLs) for federal domestic tax purposes of approximately $95.9 million, which will begin to expire in 2011, if unused, and state losses of approximately $112.9 million, which will begin to expire in 2010, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with our previous acquisitions. The utilization of U.S.-acquired NOLs and other deferred tax assets are subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, as of the end of fiscal 2010 we had approximately $41.4 million of U.K. tax losses, which were primarily acquired in connection with the Filtronic acquisition, and approximately $1.1 million of German tax losses that carryfoward indefinitely. Utilization of the U.K.-acquired tax loss carryforwards may be subject to limitation under the U.K. anti-avoidance provisions.
A valuation allowance of $132.1 million related to domestic and foreign deferred tax assets has been established as of the end of fiscal 2010, as it is management’s opinion that it is more likely than not that these deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. We reevaluate the realizability of these deferred tax assets on a quarterly basis. As of the end of fiscal 2009 there was a $138.4 million valuation allowance against domestic and foreign deferred tax assets and as of the end of fiscal 2008 there was a $38.8 million valuation allowance against domestic and foreign deferred tax assets.
At March, 31, 2007, we had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset. A valuation allowance was provided to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions. As of the end of fiscal 2007, we were no longer in a cumulative domestic pre-tax loss position for the most recent three-year period. The valuation allowance was based on a determination by management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results. These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.
During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million. Of this amount, $12.9 million was reversed in connection with the adoption of new accounting treatment for uncertainty in income taxes. The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with a prior acquisition. The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable. By the end of the first quarter, we were able to better determine the impact that the slow-down in customer demand from the high per-unit dollar content major customer would have based on actual activity during the period, and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution. The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies. The majority of the subsequent increase in the valuation allowance to $38.8 million at the end of fiscal 2008 consisted of $3.4 million recorded in connection with the Sirenza acquisition during the third quarter of fiscal

2008 and $27.0 million recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.
During fiscal 2009 the valuation allowance against deferred tax assets increased by $99.6 million. This increase was comprised of: a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction that were not realizable as of the acquisition date, which was recorded in goodwill; and other increases of $91.1 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $6.5 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009. Included in these amounts was a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year.
The majority of the fiscal 2009 increase arose in the third quarter when we evaluated the ability to realize our deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K., China, and the U.S. from $37.0 million as of the end of the prior quarter to $126.5 million. This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in us moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008. Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.
During fiscal 2010 the valuation allowance against deferred tax assets decreased by $6.3 million. This was comprised of a decrease of $7.6 million related to the carryback of the fiscal 2009 federal NOL and an increase of $1.3 million related to other changes in domestic and foreign deferred tax assets during fiscal 2010. Included in this net decrease was a $0.5 million increase related to the tax benefit of employee stock compensation, which was recorded in equity during the fiscal year.
As of April 1, 2007, we recognized a cumulative effect adjustment of approximately $3.1 million as an increase to retained earnings related to uncertainty in income tax positions. As of April 1, 2007, our gross unrecognized tax benefits totaled $15.3 million. Included in this initial amount is $10.9 million (net of federal benefit of state taxes), which represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Our gross unrecognized tax benefits totaled $20.7 million as of March 29, 2008, of which $15.8 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate; our gross unrecognized tax benefits totaled $29.5 million as of March 28, 2009, of which $18.9 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate; and the Company’s gross unrecognized tax benefits totaled $31.8 million as of April 3, 2010, of which $21.1 million (net of federal benefit of state taxes) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Included in the balance of gross unrecognized tax benefits at April 3, 2010, is $0.6 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next 12 months. This amount represents a decrease in gross unrecognized tax benefits related to the expiration of a statute of limitations period.
SHARE-BASED COMPENSATION
Under FASB ASC Topic 718 “Compensation – Stock Compensation” (FASB ASC Topic 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee’s requisite service period.
As of April 3, 2010, total remaining unearned compensation cost related to nonvested stock awards was $30.1 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Beginning in fiscal 1998, we have raised approximately $1,053.3 million, net of offering expenses, from public and Rule 144A securities offerings. As of April 3, 2010, we had working capital of approximately $396.1 million, including $104.8 million in cash and cash equivalents, compared to working capital at March 28, 2009, of $418.1 million, including $173.0 million in cash and cash equivalents.
Cash Flows from Operating Activities
Operating activities in fiscal 2010 provided cash of $185.7 million, compared to $112.2 million in fiscal 2009. This increase in cash flow from operations was primarily attributable to improved profitability resulting from increased revenue as well as decreased expenses due to our restructuring efforts during fiscal 2009 and an improvement in our cash conversion cycle. We also had lower cash payments related to the fiscal 2009 restructurings, which totaled approximately $6.5 million in fiscal 2010 as compared to $20.2 million in fiscal 2009.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2010 was $46.2 million compared to $47.1 million in fiscal 2009. During fiscal 2010, we had net purchases of securities available-for-sale of $41.1 million compared to net proceeds from available-for-sale securities of $11.6 million in fiscal 2009. Partially offsetting this use of cash was a decrease in our capital expenditures to approximately $8.4 million during fiscal 2010 as compared to $46.5 million during fiscal 2009. Capital expenditures in fiscal 2011 are expected to be between $20.0 million and $25.0 million, which we expect to fund with cash flows from operations. The actual amount of capital expenditures will be dependent on our sourcing strategy for manufacturing capacity and the rate and pace of new technology development. Also, during fiscal 2009 we acquired UMC for $23.5 million, net of cash acquired.
Cash Flows from Financing Activities
Net cash used in financing activities in fiscal 2010 was $207.2 million, compared to $20.3 million in 2009. This increase was primarily due to the purchase and retirement of $207.1 million original principal amount of our convertible subordinated notes due 2010, 2012 and 2014 for approximately $203.6 million.
In fiscal 2009, we purchased and retired $55.3 million principal amount of our convertible subordinated notes due 2010 and 2014 for approximately $32.4 million and we also executed on a $13.5 million “no net cost” credit line related to an agreement with the company that holds our Level 3 auction rate securities (ARS) as described below. As of April 3, 2010, the “no net cost” credit line had a balance of $12.9 million and is recorded in the current liabilities section of our consolidated balance sheet.
Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.
Auction Rate Securities
In 2006, the FASB issued accounting guidance that established a common definition for fair value and established a framework for measuring fair value. The accounting guidance specifies a hierarchy of valuation techniques used to measure fair market value based on whether the inputs to those valuation techniques are observable or unobservable. This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. Level 1 valuations are comprised of quoted prices for identical instruments in active markets. Level 2 valuations are comprised of quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 3 valuations are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We have Level 3 ARS, which are debt instruments with interest rates that reset through periodic short-term auctions. Our Level 3 ARS and related put option totaled $17.2 million and $2.3 million measured at fair value at April 3, 2010, respectively. Our Level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which are agencies of various U.S. state governments. The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP), which is supported and guaranteed by the U.S. Department of Education. Our ARS have contractual maturities of 18 years to 35 years.
The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. Given the liquidity issues, the fair values of the Level 3 ARS could not be estimated based on observable market prices. We estimated the Level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of April 3, 2010. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.
In August 2008, the securities firm from which we purchased all of our Level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which it agreed to restore liquidity to certain of its clients holding ARS. In accordance with this settlement, the securities firm has agreed to offer us the right to sell our outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. In addition, the securities firm has agreed to provide us with a “no net cost” credit line of up to 75% of the market value of our outstanding Level 3 ARS pending the securities firm’s purchase of our ARS. In November 2008, we accepted the offer and entered into a settlement agreement on the terms set forth above. The rights entered into under this settlement agreement are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option and recorded at fair value. We elected fair value accounting in order to minimize volatility in earnings caused by accounting for the put option and underlying ARS under different methods. With acceptance of the settlement agreement in fiscal 2009, the Level 3 ARS previously reported as available-for-sale were transferred to trading securities and classified as “restricted long-term investments” on our consolidated balance sheet as of March 28, 2009, as these ARS securities are pledged as collateral for the “no net cost” credit line. As a result of this reclassification into trading securities, $2.5 million was recorded in unrealized losses and reported in “other (expense) income” as of March 28, 2009. As of April 3, 2010, we classified these Level 3 ARS as current assets in “restricted trading security investments” on our consolidated balance sheet, as these ARS securities are pledged as collateral for the “no net cost” credit line.
IMPACT OF INFLATION
We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2010, 2009 and 2008.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 3, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 3, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than			More than
	Payments	1 year	1-3 years	3-5 years	5 years

Capital commitments	$3,116	$3,116	$—	$—	$—
Leases	43,391	9,863	15,596	9,303	8,629
Convertible debt (including interest) *	352,469	12,874	202,671	136,924
No net cost credit line	12,900	12,900	—	—	—
Other debt (including interest)	17,071	6,022	11,049	—	—
Purchase obligations	53,284	51,646	1,638	—	—

Total	$482,231	$96,421	$230,954	$146,227	$8,629

*	The 2010, 2012 and 2014 convertible subordinated notes have an original principal amount of $10.0 million, $197.7 million and $134.9 million, respectively.
Capital Commitments
On April 3, 2010, we had short-term capital commitments of approximately $3.1 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.
Leases
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 9.7% to 12.6% as of April 3, 2010. Equipment under capital lease arrangements is included in property and equipment and has a cost of less than $1.0 million as of April 3, 2010 and March 28, 2009.
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The remaining terms of these operating leases range from approximately one year to 12 years. Several have renewal options of up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately two years. As of April 3, 2010, the total future minimum lease payments were approximately $43.2 million related to facility operating leases and approximately $0.2 million related to equipment operating leases.
Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes,” and together with the 2012 Notes, the “Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million. Interest on the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. The Notes are subordinated unsecured obligations and rank junior in right of payment to all of our existing and future senior debt. The Notes effectively will be subordinated to the indebtedness and other liabilities of our subsidiaries.
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
During fiscal 2010, we purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. Also during fiscal 2010, we purchased and retired $2.3 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. In fiscal 2009, we also purchased and retired $32.3 million principal amount of our 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market of $191.5 million as of April 3, 2010 (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired), and $114.5 million as of March 28, 2009. The 2014 Notes had a fair value on the PORTAL Market of $122.8 million as of April 3, 2010 (excluding $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired), and $78.1 million as of March 28, 2009 (excluding $32.3 million of the original principal amount of the 2014 Notes that were purchased and retired during fiscal 2009).
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.
In fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. In fiscal 2009, we purchased and retired $23.0 million principal amount of our convertible subordinated notes due 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million.
The 2010 Notes had a fair value on the PORTAL Market of $9.9 million as of April 3, 2010 (excluding $220.0 million of the original principal amount of the 2010 Notes that were purchased and retired), and $180.1 million as of March 28, 2009 (excluding $23.0 million of the original principal amount of the 2010 Notes that were purchased and retired during fiscal 2009).
No Net Cost Credit Line
In November 2008, we entered into an agreement with the company that holds our Level 3 ARS in which the securities firm will give us the right to sell our outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010, through July 2, 2012. We intend to sell our outstanding Level 3 ARS to the securities firm on or about June 30, 2010. Included in the agreement was the option to take out a “no net cost” credit line (Credit Line Agreement), which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on our Level 3 ARS, which are pledged as first priority collateral for this loan. The ARS securities pledged as collateral for the loan had a market value of $17.2 million as of April 3, 2010. Pursuant to the terms and conditions of the Credit Line Agreement we may borrow up to 75% of the market value of our outstanding Level 3 ARS. In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time. However, if the securities firm exercises this right, the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par.

During the fourth quarter of fiscal 2009, we executed on the Credit Line Agreement and drew up to the 75% stated limit, or $12.9 million as of April 3, 2010, as determined by the securities firm. The credit line will become payable when the securities firm receives the proceeds from purchases of our ARS. As of April 3, 2010, the credit line is recorded in current liabilities on our consolidated balance sheet.
Other Debt
During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of April 3, 2010, this loan was equivalent to approximately $6.7 million (with the amount fluctuating based on exchange rates). The proceeds were used for the expansion of our internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 5.76% effective as of December 23, 2008, which is the most recent published rate available as of April 3, 2010). We have received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan.
During fiscal 2007, we entered into a $25.0 million asset-based equipment term loan financing agreement. The net proceeds of approximately $24.8 million (after payment of administrative fees and issuance costs totaling $0.2 million) were used primarily for wafer fabrication and assembly expansions. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, which commenced on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%.
Pursuant to the equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of April 3, 2010, we were in compliance with these covenants.
Purchase Obligations
As of April 3, 2010, we had contractual obligations for the purchase of goods or services totaling approximately $53.3 million.
Other Contractual Obligations
In addition to the amounts shown in the Contractual Obligations table above, $31.8 million of unrecognized tax benefits have been recorded as liabilities and we are uncertain as to if or when such amounts may be settled.
As discussed in Note 10 to the Consolidated Financial Statements, we have an unfunded pension plan in Germany with a benefit obligation of approximately $3.0 million as of April 3, 2010. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.1 million for fiscal 2010 and are expected to be less than $0.1 million for fiscal 2011.
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
Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to 12 months. The estimates of future demand that we use in the valuation of inventory are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions, and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.
Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had an insignificant favorable impact on margins in fiscal 2010, while during fiscal 2009 we experienced a significant negative impact on margins as customer demand dramatically decreased as a result of the economic downturn. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to increase our reserves, which would have a negative impact on gross profit.
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
Goodwill
We have determined that we have two reporting units as of fiscal 2010 (CPG and MPG) for purposes of allocating and testing goodwill. In evaluating our reporting units we first consider our operating segments and related components in accordance with FASB guidance. Goodwill is allocated to our reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 3, 2010, our goodwill balance of $95.6 million is allocated to our MPG reporting unit.
We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. We test for impairment using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the estimated fair value of each reporting unit containing our goodwill with the related carrying amount of the reporting unit.
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
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. We believe the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. We weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a slightly higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as our reporting units. Our methodologies used for valuing goodwill during fiscal 2010 have not changed from fiscal 2009.
If the fair value of the reporting unit is determined to be less than the carrying value, we perform a step-two analysis in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. For purposes of determining the implied fair value of goodwill, the income tax bases of a reporting unit’s assets and liabilities implicit in the tax structure is assumed in the estimation of fair value of the reporting unit in step-one.
We conduct our annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal 2010 without a need to expand the impairment test to step two. However, during fiscal 2009, indicators of potential impairment caused us to conduct an interim impairment test, which was performed as of November 22, 2008. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment.
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
For fiscal 2010, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 16% and a long-term growth rate of 4% for the MPG reporting unit. We considered historical rates and current market conditions when determining the discount and growth rates used in our analysis. The material assumptions used for the income approach in fiscal 2010 were consistent as compared to fiscal 2009, except the discount rate for the MPG reporting unit was 18% for fiscal 2009 as a result of missed projections.
A one percentage point decrease in the discount rate would have increased the fair value of the MPG reporting unit by approximately $37.0 million, while a one percentage point increase in the discount rate would have decreased the fair value of the MPG reporting unit by approximately $30.0 million. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the MPG reporting unit by approximately $14.0 million, while a one percentage point increase in the long-term growth rate would have increased the fair value of the MPG reporting unit by approximately $17.0 million.
Intangible Assets
Intangible assets consist primarily of technology licenses and assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately 3 years to 15 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from 3 years to 10 years.
We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 identified intangible impairment.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using an appropriate discount rate, net of returns on contributory assets. For acquisitions prior to fiscal 2010, acquired in-process research and development with no future alternative use was expensed at the acquisition date. For subsequent acquisitions, acquired in-process research and development with no future alternative use will be capitalized in accordance with FASB ASC Topic 805 (see Note 7 to the Consolidated Financial Statements).
The value of acquired developed technology is determined by discounting forecasted cash flows directly related to the existing product technology, net of returns on contributory assets.
The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate.
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
Investments. We invest in available-for-sale securities. We do not purchase investments for trading or speculative purposes; however, we currently hold trading securities as a result of the reclassification of Level 3 available-for-sale ARS for which we have accepted a settlement agreement from a securities firm including a right to sell (see Note 4 to the Consolidated Financial Statements for more information).
We assess individual investments for impairment quarterly. Investments are impaired when the fair value is less than the amortized cost. If an investment is impaired, we evaluate whether the impairment is other-than-temporary. A debt investment impairment is considered other-than-temporary if (1) we intend to sell the security, (2) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis, or (3) we do not expect to recover the entire amortized cost basis of the security (a credit loss). Other-than-temporary declines in our debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in other comprehensive income. The previous amortized cost basis minus the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value. Our trading investments are adjusted to fair value each reporting period with the offset to “other (expense) income” on the statement of operations.
Share-Based Compensation. FASB ASC Topic 718 requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of FASB ASC Topic 718, but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.
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
Expected Term
The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. Our method of calculating the expected term of an option is based on the assumption that all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or cancelled. We believe that method provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.
Risk-Free Interest Rate
The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.
Expected Dividend Yield
The dividend yield assumption is based on our history and expectation of dividend payouts.
Forfeitures
The amount of share-based compensation expense in fiscal years 2010, 2009 and 2008 was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The fair value of our restricted stock awards is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal years 2010, 2009 and 2008 is based on awards that are ultimately expected to vest.
Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense and the resultant tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
As part of our financial process, we assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income in the various taxing jurisdictions in which we have operations, and prudent and feasible tax planning strategies. As of the beginning and end of fiscal 2010, valuation allowances were provided that substantially offset our domestic and foreign deferred tax assets, net of liabilities. Our judgment regarding future taxable income may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in net income in the period when such determinations are made.
RECENT ACCOUNTING PRONOUNCMENTS
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning on January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us beginning in the first quarter of fiscal 2012. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.
In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning in the first quarter of fiscal 2012, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP. The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification was effective for us for the period ended October 3, 2009, and did not have an impact on our financial condition or results of operations. We have incorporated the Codification into this Annual Report on Form 10-K.
On March 29, 2009, we adopted FASB ASC Topic 470, “Debt with Conversion and Other Options” (FASB ASC Topic 470). We adopted the provisions of FASB ASC Topic 470 on March 29, 2009. The adoption of FASB ASC Topic 470 decreased net income by approximately $17.5 million for fiscal 2010, decreased net loss by approximately $10.7 million for fiscal 2009 and decreased net income by approximately $9.1 million for fiscal 2008. See Note 9 to the Consolidated Financial Statements for further discussion of FASB ASC Topic 470.
In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning in our 2010 fiscal year and did not have any impact on our consolidated financial statements.
In December 2007, the FASB revised the authoritative guidance for business combinations, which changes the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption of this guidance changes our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.
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
Interest Rates
We are exposed to interest rate risk primarily from our investments in available-for-sale securities. Our available-for-sale securities are comprised of U.S. government/agency securities, in accordance with an investment policy approved by our Board of Directors. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. As a result of this monitoring and recent volatility of the financial markets, the Board of Directors adopted a more conservative investment strategy, and we are currently investing in lower risk and consequently lower interest-bearing investments. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change unfavorably.
At April 3, 2010, we held available-for-sale investments with an estimated fair value of $177.7 million. We do not purchase financial instruments for trading or speculative purposes. Our investments (other than ARS reclassified as trading securities that are subject to a put option described below) are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. The ARS classified as trading securities are recorded on the balance sheet at fair value ($17.2 million as of April 3, 2010) with unrealized gains and losses reported in “other (expense) income.” Our investments earned an average annual interest rate of approximately 0.5% in fiscal 2010 or approximately $0.9 million in interest income. In fiscal 2009, our investments earned an average annual interest rate of approximately 1.9% or approximately $5.3 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.
Our ARS investments consist of securities issued primarily by municipal authorities. Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.
In August 2008, the securities firm from which we purchased Level 3 ARS announced a settlement with the SEC and various state regulatory agencies under which it agreed to restore liquidity to certain of its clients holding ARS (see Note 4 to the Consolidated Financial Statements for additional information regarding fiscal 2009 ARS). In accordance with this settlement, the securities firm has agreed to offer us the right to sell our outstanding ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010, through July 2, 2012. The securities firm’s obligations under the offer are not secured by its assets and do not require the securities firm to obtain any financing to support its performance obligations under the offer. The securities firm has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If the securities firm has insufficient funding to buy back our ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.
In addition, the securities firm has agreed to provide us with a “no net cost” credit line of up to 75% of the market value of our Level 3 outstanding ARS pending the securities firm’s purchase of our ARS. In November 2008, we accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm to settle Level 3 ARS. The rights entered into under this settlement agreement are a separate freestanding instrument accounted for separately from the ARS, and are registered, nontransferable securities accounted for as a put option and recorded at fair value. We elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The acceptance of the option and initial election of fair value led to a gain included in “other (expense) income.” As of April 3, 2010, the put option asset is recorded in “other current assets.”
We may not be able to access cash by selling ARS for which there is insufficient demand without the loss of principal until a future auction for these investments is successful, they are redeemed by their issuer or they mature. However, during the fourth quarter of fiscal 2009, we executed on the “no net cost” credit line and drew up to the 75% stated limit. The balance of the “no net cost” credit line was $12.9 million as of April 3, 2010. The credit line which is collateralized by our Level 3 ARS will become payable when the securities firm receives the proceeds from purchases of our Level 3 ARS. We do not have a need to access the remaining funds for operational purposes for the foreseeable future. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.
Debt and Capital Lease Obligations
Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014. The net proceeds from the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method. Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, and we began paying interest on October 15, 2007. The 2012 notes mature on April 15, 2012, and the 2014 notes mature on April 15, 2014. In fiscal 2010, we purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. Also during fiscal 2010, we purchased and retired $2.3 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. In fiscal 2009, we purchased and retired $32.3 million par value convertible subordinated notes due 2014 at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds from the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling approximately $5.3 million. The net proceeds from the 1.50% note offering were offset by the repurchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flows from operations and cash on hand. In fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. In fiscal 2009, we purchased and retired $23.0 million par value convertible subordinated notes due 2010 at an average price of $82.83, which resulted in a gain of approximately $3.8 million.
Because our convertible subordinated notes have fixed interest rates, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our common stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of U.S. interest rates. As of April 3, 2010, the 2010 Notes, the 2012 Notes and the 2014 Notes had fair values of $9.9 million (excluding $220.0 million of the original principal amount of the 2010 Notes that were purchased and retired), $191.5 million (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $122.8 million (excluding $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired), respectively.
Other Debt
During fiscal 2009, we entered into an agreement to take out a “no net cost” credit line, which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on Level 3 ARS (see discussion regarding “no net cost” credit line in the investment section above). We executed on the “no net cost” credit line and drew up to the 75% stated limit, or $12.9 million as determined by the securities firm as of April 3, 2010.
During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of April 3, 2010, this loan was equivalent to approximately $6.7 million (with the amount fluctuating based on exchange rates). The proceeds were used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 5.76% effective as of December 23, 2008, which is the most recent published rate available as of April 3, 2010). We have received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility. This incentive has offset the amount of monthly interest expense for the first two years of the loan, minimizing our interest rate exposure.
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
Capital Lease Obligations
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and interest expense were immaterial as of April 3, 2010, resulting in limited interest rate exposure.
Currency Exchange Rates
As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations and these changes could have a material impact on our financial results. Our functional currency is typically the U.S. dollar. We have foreign operations in Europe and Asia and a substantial portion of our revenue is derived from sales to customers outside the U.S. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore, are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Euro, Pound Sterling and Renminbi. If the U.S. dollar weakens compared to the Euro, Pound Sterling, Renminbi and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.
For fiscal 2010 we incurred a foreign currency loss of $0.5 million compared to a foreign currency loss of $3.2 million in fiscal 2009, which was recorded in “other (expense) income.” In fiscal 2010, the $2.7 million reduction in loss year-over-year was driven by the mix of our assets and liabilities denominated in local currency as well as the decrease in fluctuation of exchange rates year-over-year.
Our financial instrument holdings, including foreign receivables, cash, payables and debt at April 3, 2010, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. dollar would not have an effect on other currencies’ rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $5.7 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $4.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 3,	March 28,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$104,778	$172,989
Restricted cash and trading security investments (Notes 2 & 4)	17,698	62
Short-term investments (Notes 2 & 4)	134,882	93,527
Accounts receivable, less allowance of $802 and $886 as of April 3, 2010 and March 28, 2009, respectively	108,219	90,231
Inventories (Notes 2 & 5)	122,509	113,611
Prepaid expenses	5,415	10,885
Other receivables (Note 2)	34,854	9,040
Other current assets (amount recorded at fair value is $2,302 at April 3, 2010) (Notes 2, 4 & 12)	20,469	27,089

Total current assets	548,824	517,434

Property and equipment:
Land	3,706	3,706
Building	90,767	89,541
Machinery and equipment	518,942	526,778
Leasehold improvements	76,174	76,718
Furniture and fixtures	11,441	12,257
Computer equipment and software	33,516	37,267

	734,546	746,267
Less accumulated depreciation	(490,098)	(435,179)

	244,448	311,088
Construction in progress	2,637	4,039

Total property and equipment, net	247,085	315,127

Goodwill (Notes 2, 6 & 7)	95,628	95,628
Intangible assets, net (Notes 2 & 6)	102,169	121,191
Long-term investments (Notes 2 & 4)	2,175	2,200
Restricted long-term investments (Notes 2 & 4)	—	17,983
Other non-current assets (amount recorded at fair value is $2,517 at March 28, 2009) (Notes 2, 4 & 12)	18,127	19,079

Total assets	$1,014,008	$1,088,642

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 3,	March 28,
	2010	2009

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$82,448	$46,745
Accrued liabilities	41,805	46,837
Current portion of long term debt, net of unamortized discount (Note 9)	15,053	4,839
No net cost credit line (Note 9)	12,900	—
Other current liabilities (Note 8)	527	923

Total current liabilities	152,733	99,344

Long-term debt, net of unamortized discount (Note 9)	289,837	491,607
No net cost credit line (Note 9)	—	13,500
Other long-term liabilities (Notes 10, 11 & 12)	41,354	52,229

Total liabilities	483,924	656,680
Commitments and contingent liabilities (Note 17)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 269,106 and 264,035 shares issued and outstanding at April 3, 2010 and March 28, 2009, respectively	961,216	958,742
Additional paid-in capital	261,117	236,394
Accumulated other comprehensive income, net of tax	75	169
Accumulated deficit	(692,324)	(763,343)

Total shareholders’ equity	530,084	431,962

Total liabilities and shareholders’ equity	$1,014,008	$1,088,642

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2010	2009	2008

Revenue	$978,393	$886,506	$956,270

Operating costs and expenses:
Cost of goods sold	623,224	669,163	681,314
Research and development	138,960	170,778	207,362
Marketing and selling	56,592	64,946	57,330
General and administrative	48,316	50,352	42,080
Goodwill impairment (Note 6)	—	619,551	—
Other operating expense (Notes 6 and 11)	4,895	181,012	19,085

Total operating costs and expenses	871,987	1,755,802	1,007,171

Income (loss) from operations	106,406	(869,296)	(50,901)

Interest expense	(23,997)	(25,893)	(24,533)
Interest income	1,291	5,337	29,046
Gain on retirement of convertible subordinated notes (Note 9)	1,540	14,382	—
Other (expense) income	(406)	(4,538)	3,906

Income (loss) before income taxes	$84,834	$(880,008)	$(42,482)

Income tax (expense) benefit (Note 12)	(13,815)	(7,896)	39,088

Net income (loss)	$71,019	$(887,904)	$(3,394)

Net income (loss) per share (Note 13):
Basic	$0.27	$(3.38)	$(0.01)
Diluted	$0.25	$(3.38)	$(0.01)

Shares used in per share calculation (Note 13):
Basic	267,349	262,493	227,270

Diluted	289,429	262,493	227,270

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	Earnings
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Total

Balance, March 31, 2007	194,151	$480,135	$114,270	$379	$124,883	$719,667
Comprehensive loss:
Net loss	—	—	—	—	(3,394)	(3,394)
Unrealized loss on marketable securities, net of tax	—	—	—	(374)	—	(374)
Change in pension liability experience, net of tax	—	—	—	291	—	291
Foreign currency translation adjustment	—	—	—	336	—	336

Total comprehensive loss						(3,141)

Adoption of FSP APB 14-1 (FASB ASC Topic 470)	—	—	66,604	—	—	66,604
Adjustment for the cumulative effect on prior years of the adoption of FASB ASC Topic 740	—		—	—	3,072	3,072
Exercise of stock options	1,523	2,415	—	—	—	2,415
Common stock issued for acquisition of Sirenza	94,005	568,164	—	—	—	568,164
Value of options/awards exchanged for acquisition	—	—	9,094	—	—	9,094
Equity issuance fees related to acquisition	—	(280)	—	—	—	(280)
Issuance of common stock in connection with Employee Stock Purchase Plan	964	3,618	—	—	—	3,618
Tax benefit from exercise of stock options	—	—	6,165	—	—	6,165
Repurchase and retirement of common stock, including transaction costs	(30,000)	(98,662)	—	—	—	(98,662)
Share-based compensation expense	—	—	19,385	—	—	19,385

Balance, March 29, 2008	260,643	$955,390	$215,518	$632	$124,561	$1,296,101
Comprehensive loss:
Net loss	—	—	—	—	(887,904)	(887,904)
Unrealized loss on marketable securities, net of tax	—	—	—	(1,983)	—	(1,983)
Reclassification adjustments on marketable securities, net of tax	—	—	—	2,101	—	2,101
Change in pension liability experience, net of tax	—	—	—	117	—	117
Foreign currency translation adjustment	—	—	—	(698)	—	(698)

Total comprehensive loss						(888,367)

Repurchase of convertible subordinated notes, net of tax	—	—	(262)	—	—	(262)
Exercise of stock options	2,392	1,612	—	—	—	1,612
Issuance of common stock in connection with Employee Stock Purchase Plan	1,000	1,740	—	—	—	1,740
Share-based compensation expense			21,138	—	—	21,138

Balance, March 28, 2009	264,035	$958,742	$236,394	$169	$(763,343)	$431,962

Comprehensive income:
Net income	—	—	—	—	71,019	71,019
Unrealized loss on marketable securities, net of tax	—	—	—	(50)	—	(50)
Change in pension liability experience, net of tax	—	—	—	(123)	—	(123)
Foreign currency translation adjustment	—	—	—	79	—	79

Total comprehensive income						70,925

Repurchase of convertible subordinated notes, net of tax	—	—	(540)	—	—	(540)
Exercise of stock options	4,132	161		—	—	161
Issuance of common stock in connection with Employee Stock Purchase Plan	939	2,313				2,313
Share-based compensation expense			25,263	—	—	25,263

Balance, April 3, 2010	269,106	$961,216	$261,117	$75	$(692,324)	$530,084

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$71,019	$(887,904)	$(3,394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72,333	85,900	81,991
Intangible amortization	19,020	26,178	13,175
Non-cash interest expense and amortization of debt issuance costs	17,634	18,064	16,868
Investment discount amortization, net	(271)	(505)	(6,356)
Excess tax benefit from exercises of stock options	—	—	(1,419)
Deferred income taxes	(2,426)	(2,177)	(42,510)
Foreign currency adjustments	423	3,653	(4,518)
Acquired in-process research and development cost	—	1,400	13,860
Goodwill impairment	—	619,551	—
Intangible impairment	281	66,960	1,221
Asset impairments (including restructuring impairments)	1,974	76,005	511
Gain on retirement of convertible subordinated notes	(1,540)	(14,382)	—
Loss on disposal of assets, net	287	658	137
Share-based compensation expense	25,632	23,712	19,312
Changes in operating assets and liabilities:
Accounts receivable, net	(17,905)	26,774	12,408
Inventories	(8,574)	75,588	(34,484)
Prepaid expense and other current and non-current assets	(24,714)	17,036	3,967
Accounts payable	35,257	(32,573)	7,270
Accrued liabilities	(1,522)	(2,913)	(13,317)
Income tax payable/recoverable	5,481	4,125	(8,712)
Other liabilities	(6,731)	7,011	3,885

Net cash provided by operating activities	185,658	112,161	59,895

Investing activities:
Purchase of securities available-for-sale	(387,895)	(124,501)	(472,659)
Proceeds from maturities of securities available-for-sale	346,762	136,142	441,413
Proceeds from sales of trading securities	950	—	—
Purchase of property and equipment	(8,445)	(46,467)	(122,678)
Purchase of businesses, net of cash received and transaction costs	—	(23,493)	(285,556)
Final retainer received from sale of substantially all Bluetooth® assets	—	5,850	—
Proceeds from working capital refund from Filtronic PLC	—	3,619	—
Proceeds from sale of equity interest in Jazz Semiconductor, Inc.	—	—	1,690
Purchase of intangibles	(279)	(400)	—
Proceeds from sale of property and equipment	2,712	2,185	204

Net cash used in investing activities	(46,195)	(47,065)	(437,586)

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year
	2010	2009	2008

Financing activities:
Payment of debt	(208,403)	(36,929)	(4,150)
Proceeds from convertible subordinated debt offering, net of discount of $8,250	—	—	366,750
Proceeds from bank loans	—	—	5,954
Debt issuance costs	—	—	(587)
Excess tax benefit from exercises of stock options	—	—	1,419
Proceeds from no net cost loan	(600)	13,500	—
Proceeds from exercise of stock options and employee stock purchases	2,474	3,352	6,033
Share repurchase	—	—	(98,662)
Equity transaction cost	—	—	(281)
Restricted cash associated with financing activities	(517)	340	(504)
Repayment of capital lease obligations	(155)	(561)	(157)

Net cash (used in) provided by financing activities	(207,201)	(20,298)	275,815

Net (decrease) increase in cash and cash equivalents	(67,738)	44,798	(101,876)
Cash and cash equivalents at the beginning of the period	172,989	129,750	228,940
Effect of exchange rate changes on cash	(473)	(1,559)	2,686

Cash and cash equivalents at the end of the period	$104,778	$172,989	$129,750

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,886	$7,988	$2,644

Cash paid during the year for income taxes	$20,219	$13,433	$13,272

Non-cash investing activities:
Transfer of auction rate securities from available-for-sale to trading securities	$—	$17,143	$—
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 3, 2010
1. COMPANY INFORMATION
RF Micro Devices, Inc. (the Company) was incorporated under the laws of the State of North Carolina in 1991. The Company is a global leader in the design and manufacture of high-performance radio frequency components and compound semiconductor technologies. The Company’s products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise, and is a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which are accessed through both internal and external resources. The Company is the world’s largest manufacturer of gallium arsenide (GaAs)-based compound semiconductors for RF applications. The Company accesses silicon-based technologies and a small percentage of GaAs through external foundries. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for performance and cost in order to best meet customers’ performance, cost and time-to-market requirements.
The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting” (FASB ASC Topic 280). FASB ASC Topic 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Although the Company had two operating segments as of April 3, 2010 (Cellular Products Group (CPG) and Multi-Market Products Group (MPG)), it reports financial information as one reportable segment pursuant to the aggregation criteria.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company’s statement of operations for fiscal 2008 includes Sirenza Microdevices, Inc. (Sirenza) results of operations for the period of November 13, 2007, through March 29, 2008, and Filtronic Compound Semiconductor Limited (Filtronic) results of operations for the period of February 29, 2008, through March 29, 2008. Sirenza’s and Filtronic’s results of operations are included in the Company’s statement of operations for all of fiscal years 2009 and 2010. The Company completed the acquisition of Universal Microwave Corporation (UMC) on April 26, 2008. UMC’s results of operations are included in the Company’s fiscal 2009 statement of operations for the period of April 26, 2008, through March 28, 2009 and for all of fiscal year 2010.
Subsequent Events
The Company has evaluated subsequent events and determined that there were no subsequent events to recognize or disclose in these consolidated financial statements.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 3, 2010, March 28, 2009, and March 29, 2008. Fiscal year 2010 was a 53-week year and fiscal years 2009 and 2008 were 52-week years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Reclassifications
Certain reclassifications have been made to prior year’s consolidated balance sheet to conform to the current presentation. In addition, the Company consolidated certain line items in the prior year’s “financing activities” section of the consolidated statement of cash flows to conform to the current year presentation.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of April 3, 2010, and March 28, 2009. See Note 4 to the Consolidated Financial Statements for a discussion of the fair value of our investments and other financial instruments and see Note 9 to the Consolidated Financial Statements for a discussion of the fair value of our debt instruments.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly liquid investments with original maturities of three months or less when purchased.
Investments
Available-for-Sale Investments and Trading Securities
Investments are accounted for in accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities” (FASB ASC Topic 320). Investments available-for-sale at April 3, 2010, and March 28, 2009, consisted of U.S. government/agency securities and auction rate securities (ARS). Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity in accordance with FASB ASC Topic 320. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “other (expense) income.” The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest.
The Company assesses individual investments for impairment quarterly. Investments are impaired when the fair value is less than the amortized cost. If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary. A debt investment impairment is considered other-than-temporary if (1) the Company intends to sell the security, (2) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss). Other-than-temporary declines in the Company’s debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
In the fourth quarter of fiscal 2008, the Company was informed that there was insufficient demand at auctions for its ARS. As a result, certain ARS securities are currently not liquid and the interest rate on such securities has been reset to a predetermined higher rate. In the second quarter of fiscal 2009, the securities firm from which the Company purchased and holds $17.2 million ARS, announced a settlement with the Securities and Exchange Commission (SEC) and various state regulatory agencies, under which the securities firm agreed to restore liquidity to certain of its clients holding ARS and has agreed to offer the Company the right to sell its outstanding ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period June 30, 2010 through July 2, 2012. In addition, the securities firm has agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding ARS pending the securities firm’s purchase of the Company’s ARS. In November 2008, the Company accepted the offer and entered into a settlement agreement with the securities firm. The settlement feature entered into under this agreement represents a separate freestanding instrument accounted for separately from the ARS which is accounted for as a put option and recorded at fair value. The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows. As of April 3, 2010, the put option had a fair value of $2.3 million, which is recorded in “other current assets.”
With acceptance of the settlement agreement, the Level 3 ARS previously reported as available-for-sale were transferred to trading securities. The Company has classified these Level 3 ARS as “restricted trading security investments” on its consolidated balance sheet as of April 3, 2010, as these ARS securities are pledged as collateral for the “no net cost” credit line. Investments in securities classified as trading are measured at fair value each reporting period with the offset to “other (expense) income” on the statement of operations. Because the unrealized holding losses are included in earnings through fair value accounting, it is not necessary to evaluate trading securities for possible impairment. Cash flows from purchases, sales, and maturities of trading securities are classified based on the nature and purpose for which the securities were acquired, and therefore, our cash flows from trading securities are classified in the investing section of the consolidated statements of cash flows.
Inventories
Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessments by management. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold at the full inventory cost, net of the reserve. Abnormally low production levels are charged to expense in the period incurred rather than as a portion of inventory cost.
Product Warranty
The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, as well as considering the historical rate of payments, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The Company performs a review if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than had originally been estimated. The Company assesses the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the Company determines that the useful lives are shorter than the Company had originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company identifies property and equipment as held for sale based on the current expectation that, more likely than not, an asset or asset group will be sold or otherwise disposed of. The held for sale assets cease depreciation once the assets are classified to held for sale category at their fair market value less costs to sell. See Note 11 to the Consolidated Financial Statements for additional information regarding fiscal years 2010 and 2009 asset impairment charges related to restructurings.
The Company capitalizes the portion of the interest expense related to certain assets that are not ready for their intended use and this amount is depreciated over the estimated useful lives of the qualified assets. The Company additionally records capital related government grants earned as a reduction to property and equipment and is depreciated over the estimated useful lives of the associated assets.
Other Receivables
The Company records miscellaneous non-product receivables that are collectible within 12 months in “other receivables.” The “other receivables” category on the Company’s consolidated balance sheets includes value added tax receivables ($32.4 million as of April 3, 2010 and $7.2 million as of March 28, 2009, which are reported on a net basis), interest receivables and other miscellaneous items.
Intangible Assets and Goodwill
Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. For acquisitions prior to fiscal 2010, acquired in-process research and development with no future alternative use was expensed at the acquisition date. For subsequent acquisitions, acquired in-process research and development with no future alternative use will be capitalized in accordance with FASB ASC Topic 805.
Goodwill
The Company has determined that it has two reporting units as of fiscal 2010 (CPG and MPG) for purposes of allocating and testing goodwill. In evaluating its reporting units, the Company first considers its operating segments and related components in accordance with FASB guidance. Goodwill is allocated to the reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 3, 2010, the Company’s goodwill balance of $95.6 million is allocated to its Multi-Market Products Group reporting unit.
The Company evaluates its goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the estimated fair value of each reporting unit containing the Company’s goodwill with the related carrying amount of the reporting unit.
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
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company has weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a slightly higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting units. The Company’s methodologies used for valuing goodwill during fiscal 2010 have not changed from fiscal 2009.
If the fair value of the reporting unit is determined to be less than the carrying value, the Company performs the required step-two analysis in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. For purposes of determining the implied fair value of goodwill, the income tax bases of a reporting unit’s assets and liabilities implicit in the tax structure is assumed in the estimation of fair value of the reporting unit in step-one.
The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal 2010 without a need to expand the impairment test to step-two. However, during fiscal 2009, indicators of potential impairment caused the Company to conduct an interim impairment test, which was performed as of November 22, 2008. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment.
Inherent in such fair value determinations of the Company’s reporting units are significant judgments and estimates, including assumptions about future revenue, profitability and cash flows, operational plans and interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or there are further declines in the Company’s business outlook, additional goodwill impairment charges may be recorded in future periods.
For fiscal 2010, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 16% and a long-term growth rate of 4% for the MPG reporting unit. The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analysis. The material assumptions used for the income approach were consistent in fiscal years 2010 and 2009, except the discount rate for the MPG reporting unit was 18% for fiscal 2009 as a result of missed projections.
Intangible Assets
Intangible assets consist primarily of technology licenses, customer relationships, acquired product technology and other assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately 3 years to 15 years. Acquired product technology and other intangible asset costs are also amortized on a straight-line basis over the estimated useful life, ranging from 3 to 10 years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. See Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 identified intangible impairment.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development, and discounting the net cash flows using an appropriate discount rate, net of returns on contributory assets. For acquisitions prior to fiscal 2010, the acquired in-process research and development with no alternative future use was expensed at the acquisition date. See Note 7 to the Consolidated Financial Statements. For subsequent acquisitions, acquired in-process research and development with no alternative future use will be capitalized in accordance with FASB ASC Topic 805.
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
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, royalty income and license fees for its intellectual property and service revenue, which collectively is typically less than 3% of consolidated revenue on an annual basis. Sales of products are generally made through either the Company’s sales force, manufacturers’ representatives or through a distribution network. The Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed or determinable, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from the majority of the Company’s semiconductor products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. A small percentage of revenue generated from the sale of semiconductor products through a distribution relationship is partially deferred based on the terms specified in the agreement with the distributor. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones, as provided for in the agreements. Revenue from cost plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period. The Company additionally licenses its rights to use portions of its intellectual property portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. License fee revenue recognition is dependent on the terms of each license agreement, which typically include license fees in one or more installments. The Company will recognize license fee revenue (i) upon delivery of the intellectual property and (ii) if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of licensing fees where future performance requirements are required to earn the fee or the fees are not guaranteed. Revenue from services related to manufacturing is recognized during the period that the service is performed.
In addition, the Company has limited rebate programs with certain customers as part of the sales agreements. The rebates represent less than 1% of sales in fiscal 2010 and 0% of sales in fiscal years 2009 and 2008. The sales rebates can be reasonably estimated and are accrued against the revenue during the period in which the revenue related to those agreements is recognized.

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
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.4 million for fiscal year 2010 and $0.6 million for both 2009 and 2008 fiscal years.
Income Taxes
The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting and tax basis of assets and liabilities and for tax carryforwards. Deferred tax assets and liabilities are measured using the enacted statutory tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets to the extent the Company determines it is more-likely-than-not (a likelihood of more than 50 percent) that some portion or all of its deferred tax assets will not be realized.
A minimum recognition threshold is required to be met before the Company recognizes the benefit of an income tax position in the financial statements. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.
It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, the Company does not provide U.S. income taxes on unremitted foreign earnings.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
Share-Based Compensation
Summary of Stock Option Plans
1997 Key Employees’ Stock Option Plan
In April 1997, the Company and its shareholders adopted the 1997 Key Employees’ Stock Option Plan (the 1997 Option Plan), which provides for the granting of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 10.4 million shares, subject to adjustment upon the occurrence of certain events affecting the Company’s capitalization. No further awards are granted under this plan.
Directors’ Option Plan
In April 1997, the Company and its shareholders adopted the Non-employee Directors’ Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company’s capitalization. No further awards are granted under this plan.
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
RF Nitro Communications, Inc. 2001 Stock Incentive Plan
In connection with its merger with RF Nitro, the Company assumed the RF Nitro Communications, Inc. 2001 Stock Incentive Plan. This plan provides for the grant of awards to acquire common stock to key employees, non-employee directors and consultants in the service of the Company. This plan permits the grant of incentive and nonqualified options and restricted stock awards. The aggregate number of shares reserved for issuance under the plan is 52,123. The terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the plan after May 29, 2011.
Resonext Communications, Inc. 1999 Stock Option Plan
In connection with its merger with Resonext Communications, Inc. (Resonext), the Company assumed the Resonext 1999 Stock Option Plan. This plan provides for the grant of options to purchase common stock to key employees, non-employee directors and consultants in the service of the Company. This plan permits the grant of incentive and nonqualified options, but does not allow for restricted grants. Stock purchase rights may also be granted under the plan. The aggregate number of shares reserved for issuance under the plan is 1.4 million shares. The terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No awards may be granted under the plan after November 23, 2009.
Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan
In connection with the merger of a wholly owned subsidiary of the Company with and into Sirenza and the subsequent merger of Sirenza with and into the Company, the Company assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of awards to acquire common stock to employees, non-employee directors and consultants. This plan permits the grant of incentive and nonqualified options, restricted awards and performance share awards. As of April 3, 2010, 3.3 million shares were available for issuance under the Sirenza 1998 Plan. No awards may be granted under the plan after April 15, 2014.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
2003 Stock Incentive Plan
The Company currently grants stock options and restricted stock units to employees and restricted stock units to directors under the 2003 Stock Incentive Plan (the 2003 Plan). The Company’s shareholders approved the 2003 Stock Plan on July 22, 2003, and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan. The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units, under the 2003 Plan. On May 6, 2009, the Company granted performance-based restricted stock units that were awarded on May 5, 2010, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2010 under the 2003 plan was 2.5 million shares. On May 21, 2008 and July 8, 2008, the Company granted performance-based restricted stock units that were awarded on May 6, 2009, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2009 under the 2003 Plan was 2.5 million shares. On May 1, 2007, the Company granted performance-based restricted stock units that were awarded on March 30, 2008, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2008 under the 2003 Plan was 0.7 million shares. In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003, continued in accordance with the terms of the respective plans.
The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 24.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company’s prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of April 3, 2010, 8.0 million shares were available for issuance under the 2003 Plan.
2006 Directors’ Stock Option Plan
At the Company’s 2006 Annual Meeting of Shareholders, shareholders of the Company adopted the 2006 Directors Stock Option Plan, which replaced the Non-Employee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock has been reserved for issuance under this plan, including shares remaining available for issuance under the prior Non-employee Directors Stock Option Plan. As of April 3, 2010, 0.7 million shares were available for issuance under the 2006 Directors’ Stock Option Plan. No awards may be granted under the Directors’ Stock Option Plan after July 30, 2016.
Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At April 3, 2010, 0.4 million shares were available for future issuance under this plan, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.9 million shares under this plan in fiscal 2010.
For fiscal years 2010, 2009 and 2008, the primary share-based awards and their general terms and conditions are as follows:
Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date and expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2010 and 2009 generally vest over a four-year period from the grant date. Restricted stock units granted by the Company in fiscal 2008 generally vest over a five-year period from the grant date. Under the 2006 Directors Stock Option Plan, stock options granted to non-employee directors (other than initial options, as described below) in fiscal years 2008, 2009 and 2010 had an exercise price equal to the market price of the Company’s stock

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, which vests over a two-year period from the grant date and expires 10 years from the grant date. At the director’s option, he may instead elect to receive all or part of the initial grant in restricted stock units. Thereafter, each non-employee director is eligible to receive an annual option or, if he so chooses, an annual grant of restricted stock units.
The options and time-vested restricted awards granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise) and as a result, these options are expensed at grant date. In fiscal 2010, share-based compensation of $5.8 million was recognized upon the grant of 1.1 million options and restricted awards to certain officers of the Company.
Share-Based Compensation
Under FASB ASC Topic 718, “Compensation – Stock Compensation” (FASB ASC Topic 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model, and is recognized as expense over the employee’s requisite service period. FASB ASC Topic 718 covers a wide range of share- based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.
Total pre-tax share-based compensation expense recognized in the consolidated statements of operations was $25.6 million for fiscal 2010, net of expense capitalized into inventory. For fiscal years 2009 and 2008, the total pre-tax share-based compensation expense recognized was $23.7 million and $19.3 million, respectively. For fiscal years 2010, 2009 and 2008, $0.3 million, $0.0 million and $0.6 million of share-based compensation expense was capitalized into inventory, respectively.
During the second quarter of fiscal 2010 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s chief executive officer, chief financial officer and the three next most highly compensated officers, members of its Board of Directors, consultants and former and retired employees. Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them that had an option price not less than the greater of $5.00 or the 52-week closing stock price high of the Company’s common stock as of July 10, 2009, for new options to be granted promptly after termination of the exchange program. The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares. As a result of the exchange program, approximately 1.8 million shares subject to old options were canceled (with exercise prices ranging from $5.19 to $63.63) on August 7, 2009 and approximately 0.9 million shares subject to new options were granted under the Company’s 2003 Plan on August 7, 2009, with the new options having an exercise price of $4.86 (the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on the trading date immediately preceding the date the new options were granted). The new options will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date. As a result of the exchange program, the Company will be required to recognize $0.6 million of incremental compensation cost over the two-year vesting period.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
A summary of activity of the Company’s director and employee stock option plans follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of March 28, 2009	21,393	$7.09
Granted	1,032	$4.68
Exercised	(461)	$1.28
Canceled	(3,657)	$8.76
Forfeited	(244)	$6.28

Outstanding as of April 3, 2010	18,063	$6.79	4.49	$3,930

Vested and expected to vest as of April 3, 2010	18,041	$6.79	4.49	$3,923
Options exercisable as of April 3, 2010	15,555	$6.95	4.24	$3,600
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $5.02 as of April 3, 2010, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following tables (fiscal 2008 excludes outstanding options assumed under the Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan as a part of the acquisition):

	Fiscal Year
	2010	2009	2008

Expected volatility	64.1%	77.6%	50.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	2.9	5.2	5.2
Risk-free interest rate	1.7%	3.1%	4.5%
Weighted-average grant-date fair value of options granted during the period	$1.98	$2.20	$2.91
The total intrinsic value of options exercised during fiscal 2010 was $1.5 million. For fiscal years 2009 and 2008, the total intrinsic value of options exercised was $3.0 million and $2.8 million, respectively.
Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $2.4 million for fiscal 2010 and is reflected in cash flows from financing activities in the consolidated statements of cash flows. The Company settles employee stock options with newly issued shares of the Company’s common stock.
The Company used the implied volatility of market-traded options on the Company’s common stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in FASB ASC Topic 718. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company’s common stock and the Company’s assessment that implied volatility is more representative of future common stock price trends than historical volatility.
The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts and may be subject to change in the future. The Company has never paid a dividend.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company’s method of calculating the expected term of an option is based on the assumption that all outstanding options will be exercised at the midpoint of the current date and full contractual term, combined with the average life of all options that have been exercised or canceled. The Company believes that this method provides a better estimate of the future expected life based on analysis of historical exercise behavioral data.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of the Company’s employee stock options.
FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.70% for stock options and 1.71% for restricted stock awards.
The following activity has occurred under the Company’s existing restricted share plans:

		Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Balance at March 28, 2009	6,915	$4.20
Granted	7,458	4.56
Vested	(3,753)	4.60
Forfeited	(345)	4.63

Balance at April 3, 2010	10,275	$4.30

As of April 3, 2010, total remaining unearned compensation cost related to nonvested stock awards was $30.1 million, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.
The total fair value of restricted stock awards vested during fiscal 2010 was $13.4 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2009 and 2008, the total fair value of restricted stock awards vested were $4.4 million and $3.7 million, respectively.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters” (FASB ASC Topic 830). The functional currency for most of the Company’s international operations is the U.S. dollar. The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates during the year. Translation adjustments are shown separately as a component of “accumulated other comprehensive (loss) income” within “shareholders’ equity” in the consolidated balance sheets. Foreign currency transactions gains or losses (transactions denominated in a currency other than the functional currency) are reported in “other (expense) income” in the consolidated statements of operations.
Recent Accounting Pronouncements
In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS (continued)
period beginning on January 3, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company beginning in the first quarter of fiscal 2012. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued guidance on revenue recognition that will become effective for the Company beginning in the first quarter of fiscal 2012, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes that adoption of this new guidance will not have a material impact on its financial statements.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (Codification) as the single source of authoritative nongovernmental U.S. GAAP. The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification was effective for the Company for the period ended October 3, 2009, and did not have an impact on the Company’s financial condition or results of operations. The Company has incorporated the Codification into this Annual Report on Form 10-K.
On March 29, 2009, the Company adopted FASB ASC Topic 470, “Debt with Conversion and Other Options” (FASB ASC Topic 470). The Company adopted the provisions of FASB ASC Topic 470 on March 29, 2009. See Note 9 to the Consolidated Financial Statements for further discussion of FASB ASC Topic 470.
In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s 2010 fiscal year and did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB revised the authoritative guidance for business combinations, which changes the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the capitalization of in-process research and development at fair value. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption of this guidance changes the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal 2010.

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
Revenue from significant customers, those representing 10% or more of total sales for the respective periods, are summarized as follows:

	Fiscal Year
	2010	2009	2008

Customer 1	55%	52%	59%
Customer 2	*	*	14%

*	In fiscal 2010 and fiscal 2009 the Company had only one customer that accounted for more than 10% of total sales.
As of April 3, 2010, Customer 1 had an accounts receivable balance representing approximately 48% of the Company’s total accounts receivable balance. As of March 28, 2009, Customer 1 had an accounts receivable balance representing approximately 58% of the Company’s total accounts receivable balance. As of March 29, 2008, Customers 1 and 2 had accounts receivable balances representing approximately 41% and 21%, respectively, of the Company’s total accounts receivable balance.
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Investments
As of April 3, 2010, and March 28, 2009, available-for-sale securities and trading securities were included in the following captions in the Company’s consolidated balance sheets (in thousands):

	Available-For-			Per
	Sale	Trading		April 3, 2010
Balance Sheet Caption	Investments	Securities	Cash	Balance Sheet

Cash and cash equivalents	$40,593	$—	$64,185	$104,778
Restricted cash and trading security investments	—	17,248	450	17,698
Short-term investments	134,882	—	—	134,882
Long-term investments	2,175	—	—	2,175

Total	$177,650	$17,248	$64,635	$259,533

	Available-For-			Per
	Sale	Trading		March 28, 2009
Balance Sheet Caption	Investments	Securities	Cash	Balance Sheet

Cash and cash equivalents	$102,757	$—	$70,232	$172,989
Short-term investments	93,527	—	—	93,527
Long-term investments	2,200	—	—	2,200
Restricted long-term investments	—	17,983	—	17,983

Total	$198,484	$17,983	$70,232	$286,699

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
The following is a summary of available-for-sale securities as of April 3, 2010, and March 28, 2009 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
April 3, 2010
U.S. government/agency securities	$134,897	$5	$(20)	$134,882
Auction rate securities	2,175	—	—	2,175
Money market funds	40,593	—	—	40,593

	$177,665	$5	$(20)	$177,650

March 28, 2009
U.S. government/agency securities	$158,339	$104	$(45)	$158,398
Auction rate securities	2,200	—	—	2,200
Money market funds	37,886	—	—	37,886

	$198,425	$104	$(45)	$198,484

The estimated fair value of available-for-sale securities was based on the prevailing market values on April 3, 2010, and March 28, 2009.
In fiscal 2010, the gross realized gains on available-for-sale securities were less than $0.1 million and there were no gross realized losses. Included in fiscal 2009 earnings were $0.8 million of gross realized losses and $0.3 million of gross realized gains on available-for-sale securities.
The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	April 3, 2010		March 28, 2009
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$175,490	$175,475	$196,225	$196,284
Due after ten years	2,175	2,175	2,200	2,200

Total investments in debt securities	$177,665	$177,650	$198,425	$198,484

The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months are as follows (in thousands): 1

	April 3, 2010		March 28, 2009
Gross Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses
U.S. government/agency securities	$83,909	$(18)	$41,904	$(45)

[1]	There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater on April 3, 2010, and March 28, 2009.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Fair Value of Financial Instruments
The Company measures the fair value of its marketable securities and trading securities, which are comprised of U.S. government/agency securities, ARS, and money market funds. Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s consolidated balance sheet and are recorded at fair value and the related unrealized gains and losses are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax. Trading securities are included in restricted trading security investments with the related unrealized gains and losses recorded in earnings.
FASB guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of April 3, 2010 (in thousands):

		Quoted Prices In
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

U.S. government/agency securities	$134,882	$134,882	$—	$—
Auction rate securities	19,423	—	2,175	17,248
Put option	2,302	—	—	2,302
Money market funds	40,593	40,593	—

	$197,200	$175,475	$2,175	$19,550

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
During fiscal 2010, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate
	Securities	Put Option

Level 3 balance at March 28, 2009	$17,983	$2,517
Unrealized gain (loss) included in other (expense) income	215	(215)
Settlement of ARS	(950)	—

Level 3 balance at April 3, 2010	$17,248	$2,302

The Company’s Level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which are municipalities of various U.S. state governments. The student loans backing these securities fall under the Federal Family Education Loan Program (FFELP), which is supported and guaranteed by the U.S. Department of Education. The Company’s ARS have contractual maturities of 18 to 35 years.
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
In the third quarter of fiscal 2009, the Company accepted the offer and entered into a settlement agreement on the terms set forth above with the securities firm that holds all of its Level 3 ARS. The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, and is a registered, nontransferable security accounted for as a put option and recorded at fair value. The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows. As of April 3, 2010, the put option had a fair value of $2.3 million, which is recorded in “other current assets.”
With acceptance of the settlement agreement in fiscal 2009, the Level 3 ARS previously reported as available-for-sale were transferred to trading securities and classified as “restricted long-term investments” on its consolidated balance sheet as of March 28, 2009, as these ARS are pledged as collateral for the “no net cost” credit line. As a result of this reclassification into trading securities, $2.5 million was recorded in unrealized losses and reported in “other (expense) income” as of March 28, 2009. As of April 3, 2010, the Company has classified these Level 3 ARS as current assets in “restricted trading security investments” on its consolidated balance sheet.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Given the liquidity issues, the fair values of the student loan ARS could not be estimated based on observable market prices. The Company estimated the Level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model as of April 3, 2010. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. For the fiscal year end April 3, 2010, the Company recorded an impairment of $0.8 million of certain property and equipment. The fair value of these impaired assets was estimated to be $0.4 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.
Financial Instruments Not Recorded at Fair Value
For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Consolidated Financial Statements. As of April 3, 2010, the carrying values of the Company’s convertible subordinated notes approximated fair value (see Note 9 to the Consolidated Financial Statements).
5. INVENTORIES
The components of inventories are as follows (in thousands):

	Fiscal Year
	2010	2009

Raw materials	$29,321	$40,805
Work in process	46,208	33,085
Finished goods	46,980	39,721

Total inventories	122,509	113,611

6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for fiscal years 2008, 2009 and 2010, are as follows (in thousands):

Goodwill	$119,709
Accumulated tax adjustments	(4,812)

Balance as of March 31, 2007	114,897

Fiscal 2008 activity:
Acquisitions and acquisition adjustments	591,591
Accumulated tax adjustments	(5,171)

Balance as of March 29, 2008	701,317

Fiscal 2009 activity:
Acquisitions and acquisition adjustments	15,218
Impairment losses	(619,551)
Tax adjustments	(1,356)

Balance as of March 28, 2009	95,628

Fiscal 2010 activity	—

Balance as of April 3, 2010	$95,628

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. GOODWILL AND INTANGIBLE ASSETS (continued)
The Company performs impairment tests of goodwill at its reporting unit level (Cellular Products Group and Multi-Market Products Group), which is one level below the Company’s operating segment (which is total Company, pursuant to the aggregation criteria). Goodwill is allocated to the Company’s reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 3, 2010 and March 28, 2009, the Company’s goodwill balance of $95.6 million was allocated to its Multi-Market Products Group reporting unit.
The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year. Based on the Company’s fiscal 2010 annual impairment review of goodwill, no impairment was indicated, as the estimated fair value of the Multi-Market Products Group exceeded its carrying value. The Company’s methodologies used for valuing goodwill during fiscal 2010 have not changed from fiscal 2009 or fiscal 2008.
During fiscal 2009, indicators of potential impairment caused the Company to conduct an interim impairment test which was performed as of November 22, 2008. Those indicators included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment. The Company completed step one of the impairment analysis and estimated the fair value of its reporting units using certain assumptions including two generally accepted valuation methodologies: (i) the income approach — discounted cash flows, and (ii) the market approach — enterprise value and guideline company analysis. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections was compared to the Company’s market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. The Company’s market capitalization was adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.
The discount rate used was the value-weighted average of the Company’s estimated cost of equity and debt (“cost of capital”) derived using both known and estimated customary market metrics. The Company’s weighted average cost of capital was adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. The Company performed sensitivity tests with respect to growth rates and discount rates used in the income approach. The Company believes the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.
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
As the fair value of the reporting unit was determined to be less than the carrying value, the Company performed a step-two analysis in accordance with FASB guidance in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. GOODWILL AND INTANGIBLE ASSETS (continued)
The Company’s impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.
As a result of the impairment review, the Company subsequently concluded that as of November 22, 2008, the fair value of both of its reporting units was below their respective carrying values. As such, the Company completed a step-two analysis in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. Based on the work performed, the Company recorded an estimated goodwill impairment charge of $609.0 million in “other operating expense” in the consolidated statements of operations for the three- and nine-months ended December 27, 2008. During the fourth quarter of fiscal 2009, the Company finalized its goodwill impairment analysis, and as a result, an additional goodwill impairment adjustment of approximately $10.6 million was recorded in the financial statements for the quarter ended March 28, 2009. The total goodwill impairment was $619.6 million in fiscal 2009, of which $526.5 million related to the MPG reporting unit and $93.1 million related to the CPG reporting unit. The remaining goodwill of $95.6 million was allocated to the MPG reporting unit.
During fiscal 2009, goodwill increased by $12.8 million as a result of the acquisition of UMC on April 26, 2008 (see Note 7 to the Consolidated Financial Statements). The remaining increase relates to the refining of the fair values of the assets acquired and liabilities assumed in the Sirenza acquisition as part of the allocation period.
As of April 3, 2010, approximately $5.9 million of net goodwill related to the Sirenza acquisition was deductible for income tax purposes in future periods.
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	April 3, 2010		March 28, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets:
Technology licenses	$10,625	$8,467	$10,746	$7,421
Customer relationships	43,100	6,007	43,100	1,727
Acquired product technology and other	85,566	22,648	85,566	9,073

Total	$139,291	$37,122	$139,412	$18,221

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
During fiscal 2008, acquired product technology increased due to the acquisition of Sirenza’s developed technology ($127.5 million) and order backlog ($1.8 million). The developed technology acquired from Sirenza is being amortized on a straight-line basis over six years (and such amortization is included in “cost of goods sold”) and the order backlog acquired from Sirenza was fully amortized during fiscal 2008. Customer relationships acquired from Sirenza with an initial value of $83.2 million are being amortized on a straight-line basis over 10 years and such amortization was included in marketing and selling expense. The acquired in-process research and development with no alternative future use of $13.9 million was charged to “other operating expense” at the acquisition date.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
6. GOODWILL AND INTANGIBLE ASSETS (continued)
The carrying values of finite-lived intangible assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.
During fiscal 2010, certain technology licenses were no longer applicable to our product portfolio and the asset value was not recoverable. As a result, a slight impairment was recognized.
During fiscal 2009, indicators were present that caused the Company to conduct an interim assessment of the recoverability of its intangible assets as of November 22, 2008. Those indicators included a significant decrease in market capitalization, a decline in recent operating results, and a decline in the Company’s business outlook primarily due to the macroeconomic environment. Therefore, the Company performed an impairment analysis of its finite-lived intangible assets based on a comparison of the undiscounted cash flows to the recorded carrying value of the intangible assets, and it was determined that a potential impairment was present. As a result of this analysis, the Company was required to determine the fair value of its finite-lived intangible assets and compare the fair value to the carrying value. The value of acquired developed technology was determined by discounting forecasted cash flow directly related to the developed technology, net of returns on contributory assets. The value of acquired customer relationships is based on the benefit derived from the incremental revenue and related cash flow as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate. As a result, the carrying value exceeded the fair value and the Company recorded impairments of $33.7 million related to developed technology and $33.3 million related to customer relationships. The impairment charges were recorded in “other operating expense” in the statement of operations for the fiscal year ended March 28, 2009.
Intangible asset amortization expense was $19.0 million, $26.2 million and $13.2 million in fiscal years 2010, 2009 and 2008, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Fiscal Year Ending	Expense

2011	$18,459
2012	18,398
2013	18,324
2014	17,996
2015	13,290
7. BUSINESS COMBINATIONS
Universal Microwave Corporation
On April 26, 2008, the Company acquired UMC for approximately $24.1 million in cash including transaction costs of $0.9 million. UMC designs and manufactures high performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets. The acquisition of UMC furthered the Company’s diversification strategy.
The total purchase price of $24.1 million was allocated to assets acquired of $16.7 million (including identifiable intangible assets of $10.4 million) and liabilities assumed of $5.3 million (based on their fair values as determined by the Company as of April 26, 2008), and resulted in goodwill of $12.8 million.
UMC’s results of operations are included in the Company’s statement of operations for the period of April 26, 2008, through March 28, 2009. The results of UMC are not significant to the overall results of the Company.

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
Under the terms of the acquisition transaction, Filtronic was required as of February 28, 2008, to have a certain amount of minimum working capital. Filtronic’s working capital fell below the required working capital threshold, and as a result, Filtronic refunded $3.6 million of the original purchase price of $26.3 million (which includes transaction costs of $1.4 million) to the Company in fiscal 2009.
Sirenza Microdevices, Inc.
On November 13, 2007, the Company completed its acquisition of Sirenza pursuant to the Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among the Company, Iceman Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Sirenza (the “Merger Agreement”). In accordance with the terms and conditions of the Merger Agreement, the Company acquired Sirenza through the merger of Merger Sub with and into Sirenza, following which Sirenza, as the surviving corporation and a wholly-owned subsidiary of the Company, merged with and into the Company (together, the “Mergers”). Prior to the Mergers, Sirenza was a publicly held supplier of radio frequency components for the commercial communications, consumer and aerospace, defense and homeland security equipment markets. Sirenza’s products are designed to optimize the reception and transmission of voice and data signals in mobile wireless communications networks and in other wireless and wireline applications. The acquisition of Sirenza has enabled the Company to diversify its revenue and improve gross margins.
The total purchase price was approximately $880.7 million and consisted of cash consideration of $293.2 million, approximately 95.6 million equity securities valued at $577.4 million, which include common stock awards issued as consideration for replacement of outstanding Sirenza vested stock awards (employee stock options, performance share awards and restricted stock awards) and approximately $10.1 million in transaction costs. Under the terms of the Merger Agreement, each outstanding share of Sirenza’s common stock was exchanged for a combination of 1.7848 shares of the Company’s common stock and $5.56 in cash. Under FASB guidance, the fair value of the equity consideration was determined using an average of the Company’s closing share prices beginning two days before and ending two days after August 13, 2007, the date on which the acquisition was announced, or $6.04 per share. The fair value of issued and vested awards assumed by the Company, were recognized as an element of the purchase price with the fair value of the assumed options estimated using the Black-Scholes model.
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

The in-process research and development relates to projects that the Company acquired from Sirenza which were at various stages and had no alternative future use at the time of the acquisition. These projects were determined to have a value of $13.9 million which was charged to “other operating expense” at the acquisition date. The value of the acquired in-process research and development was determined by discounting forecasted cash flow directly related to the products expected to result from the subject research and development, net of returns on contributory assets.
The excess of the purchase price over the fair value of assets acquired and liabilities assumed, resulted in goodwill of approximately $592.7 million. The goodwill is not amortized and is evaluated for impairment on an annual basis (see Note 6 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment).
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. BUSINESS COMBINATIONS (continued)
Sirenza’s results of operations are included in the Company’s statement of operations for the period of November 14, 2007 through March 29, 2008. During fiscal 2008, the Company expensed $0.9 million of severance costs related to headcount reductions resulting from the combination of the Company and Sirenza and as of March 29, 2008, the restructuring reserve related to these severance costs was approximately $1.4 million.
The following unaudited pro forma consolidated financial information for fiscal 2008 assumes that the Sirenza acquisition, which closed on November 13, 2007, was completed at the beginning of the period presented below (in thousands):

Fiscal 2008
Revenue	$1,065,848
Net loss	$(3,171)
Basic net loss per common share	$(0.01)
Diluted net loss per common share	$(0.01)
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
8. LEASES
The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 9.7% to 12.6% as of April 3, 2010. Equipment under capital lease arrangements is included in property and equipment and has a cost of less than $1.0 million as of April 3, 2010, and March 28, 2009.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The remaining terms of these operating leases range from less than 1 year to 12 years. Several have renewal options up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately two years. As of April 3, 2010, the total future minimum lease payments were approximately $43.2 million related to facility operating leases and approximately $0.2 million related to equipment operating leases.
Minimum future lease payments under non-cancelable operating leases as of April 3, 2010, are as follows (in thousands):

Fiscal Years
2011	$9,804
2012	8,271
2013	7,325
2014	5,679
2015	3,624
Thereafter	8,629

Total minimum payment	$43,332

Rent expense under operating leases, including facilities and equipment, was approximately $8.7 million, $12.1 million (with an additional $15.6 million in lease termination costs included in restructuring), and $11.6 million for fiscal years 2010, 2009 and 2008, respectively.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. DEBT
Debt at April 3, 2010, and March 28, 2009 is as follows (in thousands):

	April 3, 2010	March 28, 2009
Convertible subordinated notes due 2010, net of discount	$9,944	$206,143
Convertible subordinated notes due 2012, net of discount	173,747	164,726
Convertible subordinated notes due 2014, net of discount	105,499	105,098
Bank loan	6,739	6,729
No net cost credit line	12,900	13,500
Equipment term loan, net of discount	8,961	13,750

Subtotal	317,790	509,946
Less current portion	27,953	4,839

Total long-term debt	$289,837	$505,107

Aggregate debt maturities as of April 3, 2010, are as follows (in thousands):

Fiscal Years
2011	$27,973
2012	3,832
2013	180,486
2014	—
2015 and thereafter	105,499

Total	$317,790

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
Holders may convert either series of the Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. DEBT (continued)
lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. The maximum number of shares issuable upon conversion of the Notes as of April 3, 2010, is approximately 32.1 million shares (subsequent to the purchase and retirement by the Company of $42.4 million principal amount of the Notes), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
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
During fiscal 2010, the Company purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. Also during fiscal 2010, the Company purchased and retired $2.3 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. During fiscal 2009, the Company purchased and retired $32.3 million principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market of $191.5 million as of April 3, 2010 (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $114.5 million as of March 28, 2009. The 2014 Notes had a fair value on the PORTAL Market of $122.8 million as of April 3, 2010 (excluding $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired) and $78.1 million as of March 28, 2009 (excluding $32.3 million of the original principal amount of the 2014 Notes that were purchased and retired during fiscal 2009).
On March 29, 2009, the Company adopted FSP APB 14-1 (now codified as FASB ASC Topic 470). FASB ASC Topic 470 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument and requires retrospective application to all periods presented. FASB ASC Topic 470 applies to the Notes. As of the date of the issuance of the Notes (April 2007), the Company estimated the fair value of the 2012 Notes to be $144.3 million using a 7.50% non-convertible borrowing rate. The fair value of the 2014 Notes was calculated to be $113.6 million using a 7.52% non-convertible borrowing rate. As of the issuance date, the difference between the fair value and the principal amount of the Notes was retrospectively recorded as a debt discount and as an increase to additional paid-in capital, net of tax. The discount of the liability component is being amortized over the term of the Notes using the effective interest method.
The adoption of FASB ASC Topic 470 had the following effect on the Company’s consolidated statement of operations for fiscal year 2010 (in thousands):

	Fiscal 2010
	As Computed	As Reported
	Prior to FASB ASC	Under FASB
	Topic 470	ASC Topic 470	Effect of Change

Interest expense	$(8,205)	$(23,997)	$(15,792)
Gain on retirement of convertible subordinated notes	2,917	1,540	(1,377)
Income tax expense	(13,490)	(13,815)	(325)
Net income	88,512	71,019	(17,493)

Net income per share:
Basic	$0.33	$0.27	$(0.06)
Diluted	$0.31	$0.25	$(0.06)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. DEBT (continued)
The following tables provide additional information about the Company’s Notes, which as noted above are subject to FSP ABP 14-1 (now codified as FASB ASC Topic 470) (in thousands):

	2012 Notes		2014 Notes
	2010	2009	2010	2009
Carrying amount of the equity component (additional paid-in capital)	$31,310	$31,414	$34,492	$34,928

Principal amount of the convertible subordinated notes	$197,748	$200,000	$134,901	$142,691
Unamortized discount of the liability component	(24,001)	(35,274)	(29,402)	(37,593)

Net carrying amount of liability component	$173,747	$164,726	$105,499	$105,098

	2012 Notes			2014 Notes
	2010	2009	2008	2010	2009	2008
Effective interest rate on liability component	7.3%	7.3%	7.3%	7.2%	7.2%	7.2%
Cash interest expense recognized	$1,507	$1,495	$1,476	$1,378	$1,701	$1,726
Non-cash interest expense recognized	$10,901	$10,055	$9,233	$6,184	$7,063	$6,703
As of April 3, 2010, the remaining period over which the unamortized discount will be amortized for the 2012 Notes and 2014 Notes is 2.0 years and 4.0 years, respectively. As of April 3, 2010, the if-converted value of the Notes did not exceed the principal amount for both the 2012 Notes and the 2014 Notes.
In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010 (the “2010 Notes”). As of April 3, 2010, the 2010 Notes are convertible into a total of approximately 1.3 million shares (subsequent to the purchase and retirement by the Company of $220.0 million principal amount of the 2010 Notes), of the Company’s common stock (subject to adjustment in certain circumstances) at a conversion price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date. The trading value of the Company’s common stock on the commitment date, June 25, 2003, was $5.78 per share. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million, which are being amortized as interest expense over the term of the notes based on the effective interest method.
During fiscal 2010, the Company purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. During fiscal 2009, the Company purchased and retired $23.0 million principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million.
The 2010 Notes had a fair value on the PORTAL Market of $9.9 million as of April 3, 2010 (excluding $220.0 million of the original principal amount of the 2010 Notes that were purchased and retired) and $180.1 million as of March 28, 2009 (excluding $23.0 million of the original principal amount of the 2010 Notes that were purchased and retired during fiscal 2009).
No Net Cost Credit Line
In November 2008, the Company entered into an agreement with the securities firm that holds the Company’s Level 3 ARS under which the securities firm will give the Company the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. As part of the agreement, the Company executed on a “no net cost” credit line option (Credit Line

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. DEBT (continued)
Agreement), which means that the interest that the Company will pay on the credit line obligation will not exceed the interest that the Company receives on its Level 3 ARS, which are pledged as first priority collateral for this loan. The ARS pledged as collateral for the loan had a market value of $17.2 million as of April 3, 2010. Pursuant to the terms and conditions of the Credit Line Agreement the Company borrowed up to 75% of the market value of its outstanding Level 3 ARS, or $12.9 million as determined by the securities firm as of April 3, 2010. In addition, the securities firm may demand full or partial payment or terminate and cancel the Credit Line Agreement, at its sole option and without cause, at any time. However, if the securities firm exercises this right the securities firm must provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and the Credit Line Agreement will remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then the securities firm must purchase the pledged ARS at par. The credit line will become payable when the securities firm receives the proceeds from purchases of the Company’s ARS. As of April 3, 2010, the “no net cost” credit line is recorded in current liabilities on the consolidated balance sheet.
Other Debt
During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of April 3, 2010, this loan was equivalent to approximately $6.7 million (with the amount fluctuating based on currency rates). The proceeds were used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 5.76% effective as of December 23, 2008, which is the most recent published rate available as of April 3, 2010). The Company has received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility. This incentive will offset the amount of monthly interest expense for the first two years of the loan.
During fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement (“equipment term loan”). The net proceeds from the equipment term loan were approximately $24.8 million after payment of administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%. The equipment term loan is secured by a first priority lien on certain of the Company’s manufacturing equipment. Under the terms of the equipment term loan, the Company must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains.
10. RETIREMENT BENEFIT PLANS
Germany Defined Benefit Pension Plan
The Company maintains a qualified defined benefit pension plan for its German subsidiary. The plan is unfunded with a benefit obligation of approximately $3.0 million and $2.6 million as of April 3, 2010, and March 28, 2009, respectively, which is included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of April 3, 2010, and March 28, 2009. The net periodic benefit costs were approximately, $0.2 million, $0.3 million and $0.1 million for fiscal years 2010, 2009 and 2008 respectively.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. RETIREMENT BENEFIT PLANS (continued)
Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of two continuous years of service. The Company contributed $0.9 million, $2.7 million and $3.9 million to the plan during fiscal years 2010, 2009 and 2008, respectively. The Company decreased contributions to the 401(k) plan in fiscal years 2010 and 2009 due to the adverse macroeconomic business environment. On January 1, 2010, as a result of the Company’s improved financial performance, the Company resumed and increased its potential maximum contributions to the 401(k) plan.
European Defined Contribution Plans
Employees of the Company’s Denmark and U.K. subsidiaries are eligible to participate in a stakeholder pension plan immediately upon hire or after three months of service. An employee may invest their earnings in their respective pension plans and receive a tax benefit based upon the pension plan. Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. The Company contributed $0.9 million, $1.2 million and $0.5 million to these pension plans during fiscal years 2010, 2009 and 2008, respectively.
Asian Defined Contribution Plans
Employees of the Company’s Taiwan and Korean subsidiaries are eligible to participate in a national pension plan immediately upon hire. An employee may invest their earnings in their respective national pension plans and receive a tax benefit based upon the pension plan. Employer contributions to the plan are at the discretion of their local government regulators. The Company contributed $0.1 million for fiscal years 2010, 2009 and 2008.
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
The Company recorded restructuring charges in “other operating expense” of approximately $2.8 million and $67.1 million in fiscal 2010 and fiscal 2009, respectively, related to one-time employee termination benefits, impaired assets, and lease and other contract termination costs. Restructuring charges for impaired assets (including property, plant and equipment) totaled $0.7 million and $51.4 million for fiscal years 2010 and 2009, respectively. The fair value of the impaired assets was estimated on a held and used basis based on the discounted cash flow method.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. RESTRUCTURING AND ASSET SALE (continued)
The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring plan (in thousands):

	One-Time Employee		Lease and Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 29, 2008	$—	$—	$—	$—
Costs incurred and charged to expense	4,390	51,432	11,292	67,114
Cash payments	(2,483)	—	(386)	(2,869)
Non-cash settlement	—	(51,432)	—	(51,432)

Accrued restructuring balance as of March 28, 2009	$1,907	$—	$10,906	$12,813
Costs incurred and charged to expense	1,574	847	498	2,919
Adjustments to expense*	—	(148)	—	(148)
Cash payments	(3,457)	—	(1,704)	(5,161)
Non-cash settlement	—	(699)	—	(699)

Accrued restructuring balance as of April 3, 2010	$24	$—	$9,700	$9,724

*	Adjustments related to finalizing the sale of certain assets.
The current and long-term restructuring obligations totaling $9.7 million and $12.8 million are included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet as of April 3, 2010, and March 28, 2009, respectively.
The Company has incurred and expects to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	Fiscal 2009	Fiscal 2010	Future	Total
One-time employee termination benefit costs	$4,390	$1,574	$79	$6,043
Asset impairments	51,432	699	—	52,131
Lease and other contract termination costs	11,292	498	3,989	15,779

Total restructuring charges	$67,114	$2,771	$4,068	$73,953

As of April 3, 2010, the restructuring associated with the adverse macroeconomic business environment is substantially complete. The Company expects to record approximately $4.1 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. RESTRUCTURING AND ASSET SALE (continued)
As part of this restructuring, the Company reduced its global workforce by approximately 10 percent. The Company recorded restructuring charges in “other operating expense” of approximately $1.0 million and $47.1 million in fiscal 2010 and fiscal 2009, respectively, related to one-time employee termination benefits, impaired assets (including property, plant and equipment) and lease and other contract termination costs. The fair value of the impaired assets was estimated based on quoted market prices of similar assets.
The following table summarizes restructuring activities associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	One-Time Employee		Lease and Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 29, 2008	$—	$—	$—	$—
Costs incurred and charged to expense	9,023	24,573	13,473	47,069
Cash payments	(8,865)	—	(8,464)	(17,329)
Non-cash settlement	(97)	(24,573)	(1,849)	(26,519)

Accrued restructuring balance as of March 28, 2009	$61	$—	$3,160	$3,221
Costs incurred and charged to expense	5	1,276	433	1,714
Adjustments to expense*	(33)	—	(695)	(728)
Cash payments	(33)	—	(1,333)	(1,366)
Non-cash settlement	—	(1,276)	—	(1,276)

Accrued restructuring balance as of April 3, 2010	$—	$—	$1,565	$1,565

*	Adjustments related to finalizing certain contracts.
The current and long-term restructuring obligations totaling $1.6 million and $3.2 million are included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet as of April 3, 2010 and March 28, 2009, respectively.
The Company has incurred and expects to incur the following restructuring charges associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	Fiscal 2009	Fiscal 2010	Future	Total
One-time employee termination benefit costs	$9,023	$(28)	$—	$8,995
Asset impairments	24,573	1,276	—	25,849
Lease and other contract termination costs	13,473	(262)	1,274	14,485

Total restructuring charges	$47,069	$986	$1,274	$49,329

As of April 3, 2010, the restructuring to reduce or eliminate the Company’s investment in wireless systems is substantially completed. The Company expects to record approximately $1.3 million of additional restructuring charges associated with ongoing expenses related to exited leased facilities.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. RESTRUCTURING AND ASSET SALE (continued)
Bluetooth® sale and related restructuring charges
In December 2006, the Company sold substantially all of its Bluetooth® assets to QUALCOMM for a cash purchase price of $39.0 million and the assumption by QUALCOMM of certain liabilities. These assets related to the Company’s Bluetooth® 2.0 Enhanced Data Rate products with HCI Interface embodied in the Company’s next-generation RF4000 series products, the next-generation radio radio/modem component SiW1722, as well as associated fixed assets, intellectual property, inventory and receivables. The Company has retained and continues to sell and support certain Bluetooth® specification Version 1.2 qualified products, including its radio/modem products SiW1712 and SiW1721 and HCI interface products, the SiW3000 and SiW3500.
On December 15, 2006 (the closing date of the transaction with QUALCOMM), the Company received cash of approximately $32.6 million (net of transaction costs), with the remaining $5.9 million of the cash purchase price being retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company, which include indemnification for losses arising out of any breach by the Company of any representations, warranties or covenants contained in the Asset Purchase Agreement with QUALCOMM. During the first quarter of fiscal 2009, the Company received a final cash payment of approximately $5.9 million. The Company incurred restructuring expenses of less than $0.1 million for fiscal years 2010 and 2009 and $1.4 million in fiscal 2008 related to lease costs and miscellaneous administrative expenses, which are included in “other operating (expense) income” in the Company’s consolidated financial statements.
12. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2010	2009	2008

United States	$28,572	$(881,833)	$(54,434)
Foreign	56,262	1,825	11,952

Total	$84,834	$(880,008)	$(42,482)

The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year
	2010	2009	2008

Current (expense) benefit:
Federal	$2,125	$19	$341
State	(676)	28	(50)
Foreign	(17,690)	(10,120)	(3,713)

	(16,241)	(10,073)	(3,422)

Deferred (expense) benefit:
Federal	(1,344)	4,490	31,955
State	(72)	6,600	5,753
Foreign	3,842	(8,913)	4,802

	2,426	2,177	42,510

Total	$(13,815)	$(7,896)	$39,088

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

	Fiscal Year
	2010	2009

Deferred income tax assets:
Allowance for bad debts	$419	$381
Warranty reserve	129	511
Inventory reserve	9,993	15,170
Accrued vacation	2,505	2,112
Sale/leaseback	254	289
Write-down of investment	4,662	4,654
Investment loss (income)	1,713	1,710
Equity compensation	23,204	19,329
Capitalized research and development expenses	3,427	4,681
Accumulated depreciation/basis difference	45,680	53,062
Net operating loss carry-forwards	64,285	74,293
Research and other credits	47,028	41,938
Accrued lease restructuring	4,201	5,260
Other deferred assets	4,218	4,152
Other comprehensive income	5	—

Total deferred income tax assets	211,723	227,542
Valuation allowance	(132,126)	(138,411)

Net deferred income tax asset	$79,597	$89,131

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(37,827)	$(44,337)
Convertible debt discount	(18,600)	(25,290)
Deferred gain	(5,523)	(4,274)
Other deferred liabilities	(176)	(180)
Other comprehensive income	—	(22)

Total deferred income tax liabilities	(62,126)	(74,103)

Net deferred income tax asset	$17,471	$15,028

Amounts included in consolidated balance sheets:
Current assets	$17,295	$26,617
Current liabilities	—	(130)
Non-current assets	16,093	14,755
Non-current liabilities	(15,917)	(26,214)

Net deferred income tax asset	$17,471	$15,028

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
At April 3, 2010, the Company has recorded a $132.1 million valuation allowance against deferred tax assets. This consists of $101.2 million related to U.S. deferred tax assets, $1.7 million related to Shanghai, China deferred tax assets, $0.4 million related to German deferred tax assets, and $28.8 million related to U.K. deferred tax assets. Of the valuation allowance, $0.8 million was recorded against equity to offset the tax benefit of employee stock compensation recorded in equity. Each of these valuation allowances were established based upon management’s opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management’s intent to evaluate the realizability of these deferred tax assets on a quarterly basis.
The following is a summary of the Company’s valuation allowance for the three years ended April 3, 2010:

Balance at March 31, 2007	$51,378
Add: Provision for valuation allowance	599
Add: Sirenza and Filtronic acquisition valuation allowances	30,380
Less: Release of valuation allowance	(43,565)

Balance at March 29, 2008	$38,792
Add: Provision for valuation allowance	99,438
Add: Sirenza acquisition valuation allowance	181

Balance at March 28, 2009	$138,411
Add: Provision for valuation allowance	1,310
Less: Carryback of fiscal 2009 federal net operating loss (NOL)	(7,595)

Balance at April 3, 2010	$132,126

At March 31, 2007, the Company had recorded a $51.4 million valuation allowance with respect to the domestic deferred tax asset. A valuation allowance was provided to the extent that realization of domestic federal and state deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years to the extent allowed by the applicable taxing jurisdictions. As of the end of fiscal 2007, the Company was no longer in a cumulative domestic pre-tax loss position for the most recent three-year period. The valuation allowance was based on a determination by management that unsettled circumstances existed with respect to a slowdown in demand from a high per-unit dollar content major customer and the significant impact that was expected to have on near-term financial results. These unsettled circumstances represented negative evidence that in management’s opinion required a continuation of the domestic deferred tax asset valuation allowance as of the end of fiscal 2007.
During the first quarter of fiscal 2008, the $51.4 million valuation allowance against the domestic federal and state deferred tax assets that existed as of the end of fiscal 2007 was reduced by $43.6 million. Of this amount, $12.9 million was reversed in connection with the adoption of new accounting treatment for uncertainty in income taxes. The balance of $30.7 million consisted of a reversal of $31.6 million of the valuation allowance based on the evaluation by management of the ability in future years to realize the related domestic deferred tax assets and an increase of $0.9 million recorded in connection with state credit deferred tax assets acquired in connection with a prior acquisition. The $31.6 million reversal was based on the determination by management that as of the end of the first quarter of fiscal 2008, the negative evidence that existed as of the end of fiscal 2007 was no longer applicable. By the end of the first quarter, the Company was able to better determine the impact that the slow-down in customer demand from the high per-unit dollar content major customer would have based on actual activity during the period, and positive evidence arose of actual increases in sales to other customers and the commencement of volume production of the POLARIS® 3 RF solution. The amount reversed consisted of $20.7 million recognized as an income tax benefit, $4.8 million reversed against equity related to the tax benefit of employee stock options, and $6.1 million reversed against goodwill related to the tax benefit of net operating losses, credits and deductions acquired from other companies. The majority of the subsequent increase in the valuation allowance to $38.8 million at the end of fiscal 2008 consisted of $3.4 million recorded in connection with the Sirenza acquisition during the third quarter of fiscal 2008 and $27.0 million recorded in connection with the Filtronic acquisition during the fourth quarter of fiscal 2008.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
During fiscal 2009, the valuation allowance against deferred tax assets increased by $99.6 million. This increase was comprised of a $0.2 million increase related to state tax credits and net operating loss carryovers acquired in the Sirenza transaction which were not realizable as of the acquisition date and which increase was recorded in goodwill, and other increases of $91.1 million related to U.S. deferred tax assets, $1.8 million related to China deferred tax assets, and $6.5 million related to U.K. deferred tax assets for which there was a change in judgment about the realizability of the deferred tax assets during fiscal 2009. Included in these amounts was a $0.3 million increase related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year.
The majority of the fiscal 2009 increase arose in the third quarter when the Company evaluated the ability to realize its deferred tax assets in future periods and increased the valuation allowance for the deferred tax assets in the U.K., China, and the U.S. from $37.0 million as of the end of the prior quarter to $126.5 million. This increase in the valuation allowance during the third quarter of fiscal 2009 was due to impairment charges incurred during the third quarter of fiscal 2009 that resulted in the Company moving into a cumulative pre-tax loss for the most recent three-year period, inclusive of the loss for the period ended December 27, 2008. Management determined that the negative evidence represented by the cumulative pre-tax loss that arose during the third quarter of fiscal 2009 required an increase in the valuation allowance to the extent that realization of these deferred tax assets was not supported by reversals of existing taxable temporary differences or taxable income in prior carry back years, to the extent allowed by the applicable taxing jurisdictions.
During fiscal 2010 the valuation allowance against deferred tax assets decreased by $6.3 million. This was comprised of a decrease of $7.6 million related to the carryback of the fiscal 2009 federal NOL and an increase of $1.3 million related to other changes in the domestic and foreign deferred tax assets during fiscal 2010. Included in this net decrease was a $0.5 million increase in the valuation allowance related to the tax benefit of employee stock compensation which was recorded in equity during the fiscal year.
As of April 3, 2010, the Company had federal loss carryovers of approximately $95.9 million that expire in years 2011-2028 if unused, state losses of approximately $112.9 million that expire in years 2010-2028 if unused, approximately $1.1 million of German loss carryovers that carry forward indefinitely, and U.K. loss carryovers of approximately $41.4 million that carry forward indefinitely. Federal credits of $41.2 million and state credits of $27.9 million may expire in years 2010-2029 and 2010-2024, respectively. Federal alternative minimum tax credits of $1.5 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza, Resonext and Silicon Wave acquisitions. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions. The acquired U.K. loss carryovers are potentially subject to limitation under the U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the trade or business of Filtronic within three years of its change in ownership.
The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management’s opinion that current and future undistributed foreign earnings will either be permanently reinvested or such future distributions, if any, will not result in significant incremental U.S. taxes. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.
During fiscal 2010, the Company finalized the Advance Pricing Agreement (APA) with China and related adjustments for calendar years 2006 through 2008, settled the North Carolina audit of fiscal 2006 through 2008, and carried back the fiscal 2009 federal losses under the Worker, Homeownership, and Business Assistance Act of 2009.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
A reconciliation of the (provision for) and benefit from income taxes to income tax expense computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2010, 2009 and 2008 is as follows (dollars in thousands):

	Fiscal Year
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax (expense) benefit at statutory federal rate	$(29,692)	35.00%	$308,003	35.00%	$14,869	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	1,885	(2.22)	5,507	0.62	2,916	6.86
Research and development credits	5,861	(6.91)	432	0.05	1,309	3.08
Effect of change in foreign income tax rate applied to deferred tax asset	—	—	—	—	2,309	5.44
Foreign tax rate difference	8,492	(10.01)	(2,461)	(0.28)	2,963	6.97
Change in valuation allowance against deferred tax assets	2,355	(2.78)	(106,687)	(12.12)	20,065	47.23
In-process research and development	—	—	(490)	(0.06)	(4,739)	(11.15)
Goodwill impairment	—	—	(210,227)	(23.89)	—	—
Settlement China APA and NC Audit	(3,084)	3.63	—	—	—	—
Carryback of NOL	1,909	(2.25)	—	—	—	—
Other	(1,541)	1.82	(1,973)	(0.22)	(604)	(1.42)

	$(13,815)	16.28%	$(7,896)	(0.90)%	$39,088	92.01%

The Company’s gross unrecognized tax benefits totaled $31.8 million as of April 3, 2010, $29.5 million as of March 28, 2009 and $20.7 million as of March 29, 2008. Of these amounts, $21.1 million (net of federal benefit of state taxes), $18.9 million (net of federal benefit of state taxes) and $15.8 million (net of federal benefit of state taxes), respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years. A reconciliation of the fiscal 2008 through 2010 beginning and ending amount of gross unrecognized tax benefits (in thousands) is as follows:

	Fiscal Year
	2010	2009	2008

Beginning balance	$29,506	$20,654	$15,299
Additions based on positions related to current year	4,028	4,181	4,218
Additions for tax positions in prior years	1,544	3,096	2,043
Additions for tax positions assumed in business combinations	—	3,706	810
Reductions for tax positions in prior years	(1,890)	(1,335)	(1,160)
Expiration of Statute of Limitations	(785)	(796)	(556)
Settlements	(597)	—	—

Ending Balance	$31,806	$29,506	$20,654

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2010, 2009 and 2008, the Company recognized ($0.4) million, $0.1 million, and $0.3 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $0.3 million, $0.7 million, and $0.6 million as of April 3, 2010, March 28, 2009 and March 29, 2008, respectively.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. INCOME TAXES (continued)
Within the next 12 months, the Company believes it is reasonably possible that $0.6 million of gross unrecognized tax benefits may be reduced as a result of the expiration of statute of limitations.
Fiscal 2006 and subsequent tax years remain open for examination by the U.S. federal taxing authorities. Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2007 through present), California (fiscal 2006 through present), the U.K. (fiscal 2002 through present), Germany (calendar year 2006 through present) and China (calendar year 2000 through present).
13. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Fiscal Year
	2010	2009	2008

Numerator for basic and diluted net income (loss) per share:
Net income (loss) available to common shareholders	$71,019	$(887,904)	$(3,394)
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	1,524	—	—

Net income (loss) plus assumed conversion of notes — Numerator for diluted net income (loss) per share	$72,543	$(887,904)	$(3,394)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	267,349	262,493	227,270
Effect of dilutive securities:
Employee stock options	4,834	—	—
Assumed conversion 1.50% convertible notes	17,246	—	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	289,429	262,493	227,270

Basic net income (loss) per share	$0.27	$(3.38)	$(0.01)

Diluted net income (loss) per share	$0.25	$(3.38)	$(0.01)

In the computation of diluted net income per share for fiscal 2010, 17.9 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
In the computation of diluted net loss per share for fiscal years 2009 and 2008, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.
The computation of diluted net income per share for fiscal 2010 assumed the conversion of the Company’s 2010 Notes. The computation of diluted net loss per share for fiscal years 2009 and 2008 did not assume the conversion of the Company’s 1.50% convertible subordinated notes due 2010 because the inclusion would have been anti-dilutive. The 2010 Notes are convertible at a price of $7.63 per share and are convertible at the option of the holder at any time on or prior to the close of business on the maturity date. After the purchase and retirement by the Company of $220.0 million original principal amount

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. NET INCOME (LOSS) PER SHARE (continued)
of the 2010 Notes (see Note 9 to the Consolidated Financial Statements), the remaining 2010 Notes are convertible into a total of approximately 1.3 million shares as compared to 30.1 million shares prior to the purchases.
The computation of diluted net income per share does not assume the conversion of the Company’s 2012 Notes or the Company’s 2014 Notes. Upon conversion of each $1,000 principal amount of these two series of notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value. If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock. The Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable. Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined by multiplying (i) the applicable conversion rate, which is currently 124.2969, by (ii) the average market price of the Company’s common stock for the 10 consecutive trading days preceding the date of determination. The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.
14. SHAREHOLDER RIGHTS PLAN
On August 10, 2001, the Company’s Board of Directors adopted a shareholder rights plan, pursuant to which un-certificated stock purchase rights were distributed to shareholders at a rate of one right for each share of common stock held of record as of August 30, 2001. The rights plan is designed to enhance the Board’s ability to prevent an acquirer from depriving shareholders of the long-term value of their investment and to protect shareholders against attempts to acquire the Company by means of unfair or abusive takeover tactics. The rights become exercisable based upon certain limited conditions related to acquisitions of stock, tender offers and certain business combination transactions involving the Company. Pursuant to the July 2003 amendment to the shareholder rights plan, an independent committee of the Company’s Board of Directors is required to evaluate the shareholder rights plan at least once every three years in order to determine whether the plan continues to be in the best interests of the Company and its shareholders. In February 2010, the Governance and Nominating Committee again determined that the rights plan continued to be in the best interests of the Company and its shareholders, and agreed to reassess the plan prior to its expiration in accordance with its terms in August 2011.
15. COMMON STOCK RESERVED FOR FUTURE ISSUANCE
At April 3, 2010, the Company had reserved a total of approximately 74.3 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors and employees stock option plans	18,063
Possible future issuance under Company stock option plans	12,201
Employee stock purchase plan	359
Restricted share-based awards granted	10,275
Possible future issuance pursuant to convertible subordinated notes	33,407

Total shares reserved	74,305

16. SHARE REPURCHASE
During the fourth quarter of fiscal 2008, the Board of Directors of the Company authorized the repurchase of up to $150.0 million of its outstanding common stock over the next 24 months. The share repurchase program authorizes the Company to repurchase shares, from time to time, through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 29, 2008, the Company repurchased 30.0 million shares at an average price of $3.27 on the open market, which reduced the total number of outstanding shares by approximately 10%. During fiscal years 2009 and 2010, the Company did not repurchase any shares.

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
19. GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows:

	Fiscal Year
	2010	2009	2008

Sales:
United States	$151,673	$159,885	$100,907
International	826,720	726,621	855,363

	Fiscal Year
	2010	2009	2008

Sales:
United States	16%	18%	11%
Asia	71	63	67
Europe	11	16	19
Central and South America	2	4	2
Canada	<1	<1	<1
Other	<1	<1	<1
The Company classifies its revenue based upon the end application of the product in which its integrated circuits are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows:

	Fiscal Year
(in thousands)	2010	2009	2008

Net Revenue:
Cellular Products Group	$800,535	$659,824	$841,405
Multi-Market Products Group	177,858	226,682	114,865

Total	$978,393	$886,506	$956,270

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
19. GEOGRAPHIC INFORMATION (continued)
The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2010	2009	2008

Long-lived tangible assets:
United States	$178,012	$224,461	$338,395
International	69,073	90,666	91,842
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total international revenue for fiscal 2010, approximately 37% ($363.8 million) was from customers in China, 14% ($136.4 million) from customers in India, 9% ($89.3 million) from customers in Taiwan, and 8% ($77.4 million) from customers in Korea. Long-lived tangible assets primarily include property and equipment and at April 3, 2010, approximately $63.5 million (or 26%) of the Company’s total property and equipment was located in China.
20. QUARTERLY DATA (UNAUDITED):

Fiscal 2010 Quarter
(in thousands, except
per share data)	First	Second	Third	Fourth

Revenue	$212,540	$254,757	$250,271	$260,825
Gross profit	74,001	91,549	91,190	98,429
Net income	4,784	14,579	24,928	26,728
Net income per share:
Basic	$0.02	$0.05	$0.09	$0.10
Diluted	$0.02	$0.05	$0.09	$0.10

Fiscal 2009 Quarter
(in thousands, except
per share data)	First	Second	Third		Fourth

Revenue	$240,492	$271,669	$202,025	[1]	$172,320 [1]
Gross profit	72,329	76,768	38,412		29,834
Net loss[2]	(26,525)	(14,227)	(788,474	) [3]	(58,678)
Net loss per share:
Basic	$(0.10)	$(0.05)	$(3.00)		$(0.22)
Diluted	$(0.10)	$(0.05)	$(3.00)		$(0.22)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
20. QUARTERLY DATA (UNAUDITED) (continued):
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal year 2010 was a 53-week fiscal year, with the second quarter of fiscal 2010 having an extra week (14 weeks). Each quarter of fiscal 2009 contained a comparable number of weeks (13 weeks).
1. In the third and fourth quarters of fiscal 2009, our revenue decreased primarily due to lower demand for our products resulting from the global economic slowdown.
2. In fiscal 2009, the Company recorded restructuring expenses of $26.6 million, $17.1 million, $58.1 million and $12.4 million in the first, second, third and fourth quarters, respectively (see Note 11 to the Consolidated Financial Statements).
3. In the third quarter of fiscal 2009, the Company recorded an impairment charge of $673.0 million to goodwill and other intangibles. In addition, the Company recorded an expense of $8.5 million in the third quarter of fiscal 2009, related to the increase in the valuation allowance of deferred tax assets.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
RF Micro Devices and Subsidiaries
Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of April 3, 2010. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of April 3, 2010.
The Company’s auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries
We have audited RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RF Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 3, 2010 of RF Micro Devices, Inc. and Subsidiaries and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greensboro, North Carolina
June 2, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RF Micro Devices, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 3, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and Subsidiaries at April 3, 2010 and March 28, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greensboro, North Carolina
June 2, 2010

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
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 3, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 4, 2010, under the captions “Corporate Governance,” “Executive Officers,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which are incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 4, 2010, under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 4, 2010, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 4, 2010, under the captions “Related Person Transactions” and “Corporate Governance,” which are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this Item is contained in our definitive proxy statement relating to our Annual Meeting of Shareholders to be held on August 4, 2010, under the captions “Proposal 2 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” which are incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
i.	Consolidated Balance Sheets as of April 3, 2010 and March 28, 2009.

ii.	Consolidated Statements of Operations for fiscal years 2010, 2009 and 2008.

iii.	Consolidated Statements of Shareholders’ Equity for fiscal years 2010, 2009 and 2008.

iv.	Consolidated Statements of Cash Flows for fiscal years 2010, 2009 and 2008.

v.	Notes to Consolidated Financial Statements.
Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules:
Schedule II — “Valuation and Qualifying Accounts” appears below.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
Schedule II
Valuation and Qualifying Accounts
Fiscal Years Ended 2010, 2009 and 2008
(In thousands)

	Balance at	Additions	Additions for
	Beginning of	Charged to Costs	Amounts Acquired	Deductions from		Balance at
	Period	and Expenses	through Acquisition	Reserve		End of Period

Year ended April 3, 2010
Allowance for doubtful accounts	$886	$293	$—	$377	(i)	$802
Inventory reserve	39,544	2,480	—	16,427	(ii)	25,597

Year ended March 28, 2009
Allowance for doubtful accounts	$796	$1,183	$—	$1,093	(i)	$886
Inventory reserve	30,328	21,022	103	11,909	(ii)	39,544

Year ended March 29, 2008
Allowance for doubtful accounts	$366	$62	$1,654	$1,286	(i)	$796
Inventory reserve	15,392	5,816	12,423	3,303	(ii)	30,328

(i)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled less than $0.1 million, $0.8 million, and $0.7 million for the fiscal years ended April 3, 2010, March 28, 2009 and March 29, 2008, respectively.

(ii)	The Company sold excess inventory or wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.
(3)	The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b)	Exhibits.

See the Exhibit Index.

(c)	Separate Financial Statements and Schedules.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.
Date: June 2, 2010	/s/ Robert A. Bruggeworth
By:	Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 2, 2010.

/s/ Robert A. Bruggeworth
Name:	Robert A. Bruggeworth
Title:	President, Chief Executive Officer and Director (principal executive officer)

/s/ William A. Priddy, Jr.
Name:	William A. Priddy, Jr.
Title:	Chief Financial Officer, Corporate Vice President of Administration and Secretary (principal financial officer)

/s/ Barry D. Church
Name:	Barry D. Church
Title:	Vice President and Corporate Controller (principal accounting officer)

/s/ Walter H. Wilkinson, Jr.
Name:	Walter H. Wilkinson, Jr.
Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo
Name:	Daniel A. DiLeo
Title:	Director

/s/ Jeffery R. Gardner
Name:	Jeffery R. Gardner
Title:	Director

/s/ John R. Harding
Name:	John R. Harding
Title:	Director

/s/ Masood A. Jabbar
Name:	Masood A. Jabbar
Title:	Director

/s/ Casimir S. Skrzypczak
Name:	Casimir S. Skrzypczak
Title:	Director

/s/ Erik H. van der Kaay
Name:	Erik H. van der Kaay
Title:	Director

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004 (1)

2.2	Asset Purchase Agreement, by and among QUALCOMM Incorporated, RF Micro Devices, Inc. and RFMD WPAN, Inc., dated as of December 1, 2006 (2)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., Iceman Acquisition Sub, Inc., and Sirenza Microdevices, Inc. (24)

3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (3)

3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (4)

3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated August 10, 2001 (5)

3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (26)

4.1	Specimen Certificate of Common Stock (6)

4.2(a)	Rights Agreement, by and between RF Micro Devices, Inc. and First Union National Bank, as Rights Agent, dated as of August 10, 2001 (7)

4.2(b)	First Amendment to Rights Agreement, dated as of July 22, 2003, between RF Micro Devices, Inc., and Wachovia Bank, National Association (formerly First Union National Bank), as Rights Agent (8)

4.3	Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (9)

4.4	Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank National Association, as Trustee (9)

4.5	Registration Rights Agreement, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein, dated as of July 1, 2003 (9)

4.6	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 0.75% Convertible Subordinated Notes due April 15, 2012 (10)

4.7	Form of Note for 0.75% Convertible Subordinated Notes due April 15, 2012, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (10)

4.8	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 1.00% Convertible Subordinated Notes due April 15, 2014 (10)

EXHIBIT INDEX

Exhibit
No.	Description

4.9	Form of Note for 1.00% Convertible Subordinated Notes due April 15, 2014, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (10)

4.10	Registration Rights Agreement between RF Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 4, 2007 (10) The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K

10.1	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended (11)*

10.2	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (6)*

10.3	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (11)*

10.4	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (11)*

10.5	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (11)*

10.6	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (11)*

10.7	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (12)

10.8	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (13)

10.9	License and Technical Assistance Agreement, by and between the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. and RF Micro Devices, Inc., dated June 6, 1996 (6)

10.10	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (14)

10.11	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (14)

10.12	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (15)

10.13	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (16)

10.14	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (11)

EXHIBIT INDEX

Exhibit
No.	Description

10.15	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (17)*

10.16	Change in Control Agreement, effective as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson (18)*

10.17	Form of Amendment No. 1 to Change in Control Agreements, effective as of June 9, 2005 (19)*

10.18	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (20)

10.19	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (33)*

10.20	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (21)*

10.21	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (21)*

10.22	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (19)*

10.23	Form of Restricted Stock Award Agreement (Service-Based Award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (19)*

10.24	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (22)*

10.25	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (32)*

10.26	Form of Stock Option Agreement — Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (21)*

10.27	Form of Stock Option Agreement — Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (21)*

10.28	RF Micro Devices, Inc. Cash Bonus Plan, effective June 1, 2006 (21)*

10.29	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (23)*

10.30	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (25)*

10.31	Noncompetition Agreement, dated August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (25)*

EXHIBIT INDEX

Exhibit
No.	Description

10.32	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, dated August 13, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (25)*

10.33	Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan, as Assumed by RF Micro Devices, Inc. and Amended and Restated Effective November 13, 2007 (26)*

10.34	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (27)*

10.35	Form of Restricted Stock Award Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (28)*

10.36	Retirement and Transition Agreement, dated as of March 31, 2008, between William J. Pratt and RF Micro Devices, Inc. (29)*

10.37	Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (30)*

10.38	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth (31)*

10.39	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church (31)*

10.40	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston (31)*

10.41	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Jerry D. Neal (31)*

10.42	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr. (31)*

10.43	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy (31)*

10.44	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson (31)*

10.45	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert Van Buskirk (31)*

10.46	Equity Award Election Form, pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (32)*

10.47	Form of Stock Option Agreement — Annual/Supplemental Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (32)*

EXHIBIT INDEX

Exhibit
No.	Description

10.48	Form of Restricted Stock Unit Agreement — Initial RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (32)*

10.49	Form of Restricted Stock Unit Agreement — Annual/Supplemental RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (32)*

10.50	RF Micro Devices, Inc. Director Compensation Plan, effective May 7, 2009 (32)*

10.51	2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc., as amended and restated through June 13, 2003 (32)*

10.52	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.*

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed December 7, 2006.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(4)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(6)	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S- 1, filed April 8, 1997 (File No. 333-22625).

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(11)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(15)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(17)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(22)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(23)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(24)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(25)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4, filed September 13, 2007 (File No. 333-146027).

(26)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(27)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 19, 2007.

(28)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 4, 2008.

(30)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 14, 2008.

(31)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008.

(32)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.

(33)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 6, 2009 (File No. 333-161126).

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.