Form 10-Q
period 2010-07-03
RF MICRO DEVICES INC
filed 2010-08-11
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
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
Yes ☐ No ☑
As of August 6, 2010, there were 272,957,798 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
INDEX

Page
PART I- FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of July 3, 2010 and April 3, 2010	3

Condensed Consolidated Statements of Income for the three months ended July 3, 2010 and June 27, 2009	4

Condensed Consolidated Statements of Cash Flows for the three months ended July 3, 2010 and June 27, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4. Controls and Procedures.	22

PART II — OTHER INFORMATION

Item 1A. Risk Factors.	23

Item 6. Exhibits.	23

SIGNATURES	24

EXHIBIT INDEX	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I – FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)
(Unaudited)

	July 3, 2010	April 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$120,462	$104,778
Restricted cash and trading security investments (Note 9)	451	17,698
Short-term investments (Note 9)	160,910	134,882
Accounts receivable, less allowance of $952 and $802 as of July 3, 2010 and April 3, 2010, respectively	129,826	108,219
Inventories (Note 3)	128,037	122,509
Prepaid expenses	14,206	5,415
Other receivables	39,925	34,854
Other current assets (amount recorded at fair value is $0 and $2,302 at July 3, 2010 and April 3, 2010, respectively) (Note 6 and Note 9)	16,734	20,469

Total current assets	610,551	548,824

Property and equipment, net of accumulated depreciation of $501,184 at July 3, 2010 and $490,098 at April 3, 2010	237,207	247,085
Goodwill	95,628	95,628
Intangible assets, net	97,555	102,169
Long-term investments (Note 9)	2,175	2,175
Other non-current assets (Note 6)	19,004	18,127

Total assets	$1,062,120	$1,014,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,291	$82,448
Accrued liabilities	45,352	41,805
Current portion of long term debt (Note 5)	7,723	15,053
No net cost credit line (Note 5)	—	12,900
Other current liabilities (Note 6)	15,308	527

Total current liabilities	166,674	152,733

Long-term debt (Note 5)	290,431	289,837
Other long-term liabilities (Note 6)	41,444	41,354

Total liabilities	498,549	483,924

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 271,026 and 269,106 shares issued and outstanding at July 3, 2010 and April 3, 2010, respectively	961,309	961,216
Additional paid-in capital	266,383	261,117
Accumulated other comprehensive income, net of tax	88	75
Accumulated deficit	(664,209)	(692,324)

Total shareholders’ equity	563,571	530,084

Total liabilities and shareholders’ equity	$1,062,120	$1,014,008

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 3, 2010	June 27, 2009
Revenue	$273,842	$212,540

Operating costs and expenses:
Cost of goods sold	171,435	138,539
Research and development	36,101	35,633
Marketing and selling	14,368	13,568
General and administrative	11,070	11,212
Other operating expense (Note 8)	309	1,537

Total operating costs and expenses	233,283	200,489

Income from operations	40,559	12,051

Interest expense	(5,486)	(6,414)
Interest income	365	444
Gain on retirement of convertible subordinated notes (Note 5)	—	1,949
Other income (expense)	580	(176)

Income before income taxes	36,018	7,854

Income tax expense (Note 6)	(7,903)	(3,070)

Net income	$28,115	$4,784

Net income per share (Note 2):
Basic	$0.10	$0.02
Diluted	$0.10	$0.02

Shares used in per share calculation:
Basic	270,340	265,635
Diluted	277,933	269,302
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended
	July 3, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$28,115	$4,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,471	19,183
Amortization and other non cash items	8,973	8,980
Deferred income taxes	(207)	(2,108)
Foreign currency adjustments	(495)	34
Asset impairments (including restructuring impairments)	15	962
Gain on retirement of convertible subordinated notes	—	(1,949)
Gain on disposal of assets, net	(109)	(695)
Share-based compensation expense	5,311	4,137
Changes in operating assets and liabilities:
Accounts receivable, net	(21,520)	(7,778)
Inventories	(5,533)	6,815
Prepaid expense and other current and non-current assets	(13,680)	(10,151)
Accounts payable and accrued liabilities	19,278	13,414
Income tax payable/recoverable	15,888	1,153
Other liabilities	123	(390)

Net cash provided by operating activities	52,630	36,391

Investing activities:
Purchase of property and equipment	(6,582)	(1,888)
Restricted cash associated with investing activities	—	(720)
Proceeds from sale of property and equipment	330	996
Proceeds from maturities of securities available-for-sale	54,550	30,458
Purchase of securities available-for-sale	(60,920)	(105,687)

Net cash used in investing activities	(12,622)	(76,841)

Financing activities:
Payment of debt	(11,212)	(7,723)
(Payments) proceeds from no net cost loan	(12,900)	100
Proceeds from exercise of stock options and employee stock purchases	93	119
Restricted cash associated with financing activities	(65)	(121)
Repayment of capital lease obligations	(23)	(66)

Net cash used in financing activities	(24,107)	(7,691)

Net increase (decrease) in cash and cash equivalents	15,901	(48,141)
Effect of exchange rate changes on cash	(217)	357
Cash and cash equivalents at the beginning of the period	104,778	172,989

Cash and cash equivalents at the end of the period	$120,462	$125,205

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company consolidated certain line items in the prior year’s “operating activities” and “financing activities” sections of the Condensed Consolidated Statement of Cash Flows to conform to the current year presentation.
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
2. NET INCOME PER SHARE
The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	July 3, 2010	June 27, 2009
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$28,115	$4,784
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	26	—

Net income plus assumed conversion of notes – Numerator for diluted net income per share	$28,141	$4,784

Denominator:
Denominator for basic net income per share – weighted average shares	270,340	265,635
Effect of dilutive securities:
Employee stock options	6,330	3,667
Assumed conversion of 1.50% convertible notes	1,263	—

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions	277,933	269,302

Basic net income per share	$0.10	$0.02

Diluted net income per share	$0.10	$0.02

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. NET INCOME PER SHARE (continued)
In the computation of diluted net income per share for the three months ended July 3, 2010 and June 27, 2009, outstanding stock options to purchase approximately 15.8 million shares and 19.6 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
The computation of weighted-average diluted shares outstanding for the three months ended July 3, 2010, includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the Company’s 1.50% convertible subordinated notes (the “2010 Notes”) prior to their maturity on July 1, 2010 (a total of approximately 1.3 million shares). On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the 2010 Notes and the conversion option of these notes expired unexercised.
The computation of diluted net income per share did not assume the conversion of the 2010 Notes for the three months ended June 27, 2009 because the inclusion would have been anti-dilutive.
The computation of diluted net income per share does not assume the conversion of the Company’s $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”). Upon conversion of each $1,000 principal amount of 2012 Notes and 2014 Notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value. If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock. The Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable. Pursuant to the applicable indentures governing the 2012 Notes and 2014 Notes, the conversion value generally is determined as set forth below in Note 5 to the Condensed Consolidated Financial Statements. The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share.
3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	July 3, 2010	April 3, 2010
Raw materials	$35,799	$29,321
Work in process	46,536	46,208
Finished goods	45,702	46,980

Total inventories	$128,037	$122,509

4. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income for the Company consists of accumulated unrealized gains (losses) on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain. This amount is included as a separate component of shareholders’ equity. Comprehensive income is not materially different than net income for both the three months ended July 3, 2010 and June 27, 2009.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. DEBT
Debt balances at July 3, 2010 and April 3, 2010 are as follows (in thousands):

	July 3, 2010	April 3, 2010
Convertible subordinated notes due 2010, net of discount	$—	$9,944
Convertible subordinated notes due 2012, net of discount	176,554	173,747
Convertible subordinated notes due 2014, net of discount	107,083	105,499
Bank loan	6,794	6,739
No net cost credit line	—	12,900
Equipment term loan, net of discount	7,723	8,961

Subtotal	298,154	317,790
Less current portion	7,723	27,953

Total long-term debt	$290,431	$289,837

Convertible Debt
In April 2007, the Company issued $200 million aggregate principal amount of 2012 Notes and $175 million aggregate principal amount of 2014 Notes (together, the “Notes”). The two series of Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. Interest on both series of the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. Both series of the Notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company’s existing and future senior debt. The Notes effectively are subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.
Holders may convert either series of Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (1) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (2) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of Notes; (3) if certain specified distributions to all holders of the Company’s common stock occur; (4) if a fundamental change occurs; or (5) at any time during the 30-day period immediately preceding the final maturity date of the applicable Notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. The maximum number of shares issuable upon conversion of these Notes as of July 3, 2010, is approximately 32.1 million shares (subsequent to the purchase by the Company of an aggregate of $42.4 million principal amount of the Notes), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
During fiscal 2010, the Company purchased and retired $7.8 million original principal amount of 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. Also during fiscal 2010, the Company purchased and retired $2.3 million original principal amount of 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. DEBT (continued)
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $183.3 million as of July 3, 2010 and $163.3 million as of June 27, 2009 (both years excluded $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired). The 2014 Notes had a fair value on the PORTAL Market of $114.8 million as of July 3, 2010 and $97.4 million as of June 27, 2009 (both years excluded $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired).
In July 2003, the Company completed the private placement of $230.0 million aggregate principal amount of its 2010 Notes. During fiscal 2009, the Company purchased and retired $23.0 million of the original principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million. During fiscal 2010, the Company purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. On July 1, 2010, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid by the Company using cash on hand.
No Net Cost Credit Line
In November 2008, the Company entered into an agreement with the securities firm that held the Company’s Level 3 auction rate securities (“ARS”) under which the securities firm gave the Company the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. As part of the agreement, the Company executed on a “no net cost” credit line option (Credit Line Agreement), which means that the interest that the Company owed on the credit line obligation would not exceed the interest that the Company receives on its Level 3 ARS, which were pledged as first priority collateral for this loan. Pursuant to the terms and conditions of the Credit Line Agreement the Company borrowed up to 75% of the market value of its outstanding Level 3 ARS. In the first quarter of fiscal 2011, the Company executed on its right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. The “no net cost” loan was repaid with a portion of the proceeds from the sale. The remaining proceeds of approximately $6.7 million were deposited in the Company’s money market account and recorded in “cash and cash equivalents” on the Condensed Consolidated Balance Sheet as of July 3, 2010.
6. INCOME TAXES
Income Tax Expense
The Company’s provision for income taxes for the three months ended July 3, 2010 and June 27, 2009, have been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three months ended July 3, 2010, was $7.9 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances. Income tax expense for the three months ended June 27, 2009 was $3.1 million, which is comprised primarily of tax expense related to domestic and international operations, tax expense related to changes in the domestic and foreign deferred tax asset valuation allowances, and tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.
The Company’s effective tax rate for the three months ended July 3, 2010 and June 27, 2009 was 21.9% and 39.1%, respectively. The Company’s effective tax rate for the first quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets. The Company’s effective tax rate for the first quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and settlement of the China Advance Pricing Agreement adjustments for calendar years 2006, 2007 and 2008.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. INCOME TAXES (continued)
Deferred Taxes
The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations. The valuation allowance against net deferred tax assets has decreased by $4.8 million for the quarter.
The Company has outstanding net operating loss carryforwards (“NOLs”) for domestic federal tax purposes and state loss carryovers that will begin to expire in fiscal 2012 and fiscal 2011, respectively, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company’s acquisitions of Resonext Communications, Inc., Silicon Wave, Inc., and Sirenza Microdevices, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. and German loss carryovers that carryforward indefinitely. The U.K. loss carryovers were acquired in connection with the acquisition of Filtronic Compound Semiconductors, Limited and potentially are subject to limitation under U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the Filtronic trade or business within three years of the ownership change.
Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $31.8 million as of the end of fiscal 2010 to $33.8 million as of the end of the first quarter of fiscal 2011, with the $2.0 million increase related to tax positions taken with respect to the current fiscal year.
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
7. RETIREMENT BENEFIT PLAN
The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany. The plan is unfunded with an obligation of approximately $2.9 million at July 3, 2010, and an obligation of approximately $3.0 million at April 3, 2010. The service and interest cost components of the net periodic benefit cost were approximately $0.1 million for both the three months ended July 3, 2010 and June 27, 2009.
8. RESTRUCTURING
During the second half of fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses primarily due to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company also outsourced certain non-core manufacturing operations and consolidated the Shanghai test and assembly operations with its primary test and assembly facility in Beijing, China. The Company recorded restructuring charges in “other operating expense” of approximately $0.2 million for the three months ended July 3, 2010 related primarily to lease and other contract termination costs. For the three months ended June 27, 2009, the Company recorded restructuring charges of approximately $1.8 million related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs. The Company has incurred restructuring charges of approximately $70.1 million since the initiation of this restructuring in fiscal 2009. The restructuring relating to the adverse macroeconomic business environment is substantially complete and the Company expects to incur approximately $3.8 million of additional restructuring charges associated with the ongoing costs for the Company’s leased facilities. The current and long-term restructuring obligations totaled $9.4 million and $9.7 million at July 3, 2010 and April 3, 2010, respectively, and primarily relate to the Company’s leased facilities.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. RESTRUCTURING (continued)
In the first quarter of fiscal 2009, the Company initiated a restructuring to reduce or eliminate its investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities. Additionally, the Company consolidated its production test facilities in an effort to reduce cycle time, better serve its customer base and improve its overall profitability. As part of this restructuring, the Company reduced its global workforce by approximately 10 percent. The Company recorded restructuring charges in “other operating expense” of less than $0.1 million for the three months ended July 3, 2010, related primarily to lease and other contract termination costs. For the three months ended June 27, 2009, the Company recorded restructuring charges of $0.2 million related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs. The Company has incurred a total of $48.0 million since the initiation of this restructuring in fiscal 2009. The restructuring relating to the fiscal 2009 restructuring to reduce or eliminate investments in wireless systems is substantially completed. The Company expects to incur approximately $1.2 million of additional restructuring charges associated with the ongoing costs of the Company’s leased facilities. The current and long-term restructuring obligations totaled $1.4 million and $1.6 million at July 3, 2010 and April 3, 2010, respectively, and relate to the Company’s leased facilities.
9. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
As of July 3, 2010 and April 3, 2010, available-for-sale securities and trading securities were included in the following captions in the Company’s Consolidated Balance Sheets (in thousands):

	Available-for-sale	Trading		Per July 3, 2010
Balance Sheet Caption	investments	securities	Cash	Balance Sheet
Cash and cash equivalents	$33,542	$—	$86,920	$120,462
Restricted cash	—	—	451	451
Short-term investments	160,910	—	—	160,910
Long-term investments	2,175	—	—	2,175

Total	$196,627	$—	$87,371	$283,998

	Available-for-sale	Trading		Per April 3, 2010
Balance Sheet Caption	investments	securities	Cash	Balance Sheet
Cash and cash equivalents	$40,593	$—	$64,185	$104,778
Restricted cash and trading security investments	—	17,248	450	17,698
Short-term investments	134,882	—	—	134,882
Long-term investments	2,175	—	—	2,175

Total	$177,650	$17,248	$64,635	$259,533

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
The following is a summary of available-for-sale securities as of July 3, 2010 and April 3, 2010 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
July 3, 2010
U.S. government/agency securities	$160,895	$16	$(1)	$160,910
Auction rate securities	2,175	—	—	2,175
Money market funds	33,542	—	—	33,542

	$196,612	$16	$(1)	$196,627

April 3, 2010
U.S. government/agency securities	$134,897	$5	$(20)	$134,882
Auction rate securities	2,175	—	—	2,175
Money market funds	40,593	—	—	40,593

	$177,665	$5	$(20)	$177,650

The estimated fair value of available-for-sale securities was based on the prevailing market values on July 3, 2010 and April 3, 2010. We determine the cost of an investment sold based on the specific identification method.
There were no gross realized gains or losses on available-for-sale securities included in earnings in the three months ending July 3, 2010 and June 27, 2009.
No available-for-sale investments were in a continuous unrealized loss position as of July 3, 2010. The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months as of April 3, 2010 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $83.9 million.
The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	July 3, 2010		April 3, 2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$194,437	$194,452	$175,490	$175,475
Due after ten years	2,175	2,175	2,175	2,175

Total investments in debt securities	$196,612	$196,627	$177,665	$177,650

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities and trading securities, which are comprised of U.S. government/agency securities, ARS, and money market funds. Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s consolidated balance sheet and are recorded at fair value and the related unrealized gains and losses are included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax. Trading securities are included in restricted trading security investments with the related unrealized gains and losses recorded in earnings.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
The Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of July 3, 2010 and April 3, 2010 (in thousands):

		Quoted Prices In	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
July 3, 2010
U.S. government/agency securities	$160,910	$160,910	$—	$—
Auction rate securities	2,175	—	2,175	—
Money market funds	33,542	33,542	—	—

	$196,627	$194,452	$2,175	$—

April 3, 2010
U.S. government/agency securities	$134,882	$134,882	$—	$—
Auction rate securities	19,423	—	2,175	17,248
Put Option	2,302	—	—	2,302
Money market funds	40,593	40,593	—	—

	$197,200	$175,475	$2,175	$19,550

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.
The Company’s level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which were municipalities of various U.S. state governments. The student loans backing these securities fell under the Federal Family Education Loan Program (“FFELP”), which is supported and guaranteed by the United States Department of Education. There has been insufficient demand at auctions for these level 3 ARS. As a result, the level 3 securities are currently not liquid and the fair values of the student loan ARS could not be estimated based on observable market prices. The Company estimated the level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by FFELP of the underlying student loans.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
In the third quarter of fiscal 2009, the Company accepted a settlement agreement with the securities firm from which the Company purchased all of its level 3 ARS. The securities firm had reached a settlement with the SEC and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain clients holding ARS. In accordance with this settlement, the securities firm agreed for the Company to have the right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. In addition, the securities firm agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding level 3 ARS pending the securities firm’s purchase of the Company’s ARS. The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, and is a registered, nontransferable security and was accounted for as a put option. The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.
In the first quarter of fiscal 2011, the Company executed on its right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. Prior to the settlement, the Company’s level 3 ARS were classified as “restricted trading security investments” on its Condensed Consolidated Balance Sheet as these ARS securities were pledged as collateral for the “no net cost” credit line. The “no net cost” loan was repaid with a portion of the proceeds from the sale. The remaining proceeds of approximately $6.7 million were recorded in “cash and cash equivalents” on the Condensed Consolidated Balance Sheet as of July 3, 2010. Due to the sale of the level 3 ARS, the Company’s put option was settled and “other current assets” was reduced. The unrealized loss of the put option offset the unrealized gain on the sale of the ARS.
During the three months ended July 3, 2010 and June 27, 2009, the changes in the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option

Level 3 balance at April 3, 2010	$17,248	$2,302
Settlement of ARS	(17,248)	(2,302)

Level 3 balance at July 3, 2010	$—	$—

	Auction Rate Securities	Put Option

Level 3 balance at March 28, 2009	$17,983	$2,517
Unrealized (loss) gain included in other (expense) income	(192)	192
Settlement of ARS	(50)	—

Level 3 balance at June 27, 2009	$17,741	$2,709

Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any non-financial assets or liabilities measured at fair value at July 3, 2010. At June 27, 2009, the Company impaired an immaterial amount of certain property and equipment. The fair value of these impaired assets was estimated using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.
Financial Instruments Not Recorded at Fair Value
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value as of July 3, 2010 and April 3, 2010. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the fair value of our debt instruments.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. SUBSEQUENT EVENTS
On July 20, 2010, the Company repurchased and retired early $100.0 million aggregate principal amount of its 2012 Notes, equal to 51% of the outstanding balance of its 2012 Notes. The Company paid $0.97 per $1.00 of par value for the 2012 Notes. The primary impact of this transaction to the Company’s financial statements in the second quarter of fiscal 2011 is expected to be a reduction of long-term debt of approximately $90.0 million (net of discount) and a reduction in cash of approximately $97.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:
•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	the risk that certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support for us;

•	our ability to continue to improve our product designs and develop new products in response to new technologies;

•	our dependence on a limited number of customers for a substantial portion of our revenues;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, raw material costs and availability;

•	our dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	Our ability to manage channel partner and customer relationships;

•	Currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	Our ability to attract and retain skilled personnel and develop leaders for key business units and functions.
These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the Securities and Exchange Commission, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of RF Micro Devices, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes.
We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN, or WiFi), cable television (CATV)/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
FIRST QUARTER FISCAL 2011 FINANCIAL HIGHLIGHTS:
•
Quarterly revenue increased by 28.8% as compared to the corresponding quarter of fiscal 2010. Sales of our cellular products increased year-over-year driven primarily by customer diversification initiatives and increased demand for new products. In addition, sales of our multi-market products increased year-over-year primarily due to an increase in demand for CATV line amplifiers, wireless infrastructure products and SmartEnergy products.

•
Gross margin for the quarter was 37.4% as compared to 34.8% in the corresponding quarter of fiscal 2010. The improvement in gross margin reflected improved factory utilization, improved pricing on externally-sourced raw materials and the transition to new products with an improved cost structure. These improvements were partially offset by an erosion in average selling prices.

•
Operating income was $40.6 million for the first quarter of fiscal 2011 as compared to $12.1 million for the corresponding quarter of fiscal 2010. Our operating income increased as a result of an increase in revenue and an increase in gross profit.

•	Cash flow from operations was $52.6 million for the first quarter of fiscal 2011 as compared to $36.4 million for the first quarter of fiscal 2010.
•	Inventory totaled $128.0 million at July 3, 2010, reflecting turns of 5.4 as compared to $107.0 million and turns of 5.2 at June 27, 2009.
•	In the first quarter of fiscal 2011, the remaining $10.0 million balance of our 2010 Notes matured and was repaid with cash on hand.

The following table presents a summary of our results of operations for the three months ended July 3, 2010 and June 27, 2009:

	Three Months Ended
	July 3,	% of	June 27,	% of	Increase	Percentage
(In thousands, except percentages)	2010	Revenue	2009	Revenue	(Decrease)	Change
Revenue	$273,842	100.0%	$212,540	100.0%	$61,302	28.8%
Cost of goods sold	171,435	62.6	138,539	65.2	32,896	23.7
Research and development	36,101	13.2	35,633	16.8	468	1.3
Marketing and selling	14,368	5.2	13,568	6.4	800	5.9
General and administrative	11,070	4.1	11,212	5.3	(142)	(1.3)
Other operating expense	309	0.1	1,537	0.6	(1,228)	(79.9)

Operating income	$40,559	14.8%	$12,051	5.7%	28,508	236.6

REVENUE
Quarterly revenue increased by 28.8% as compared to the corresponding quarter of fiscal 2010. Sales of our cellular products increased year-over-year driven primarily by customer diversification initiatives and increased demand for new products. In addition, sales of our multi-market products increased primarily due to an increase in demand for CATV line amplifiers, wireless infrastructure products and SmartEnergy products.
During the first quarter of fiscal 2011, our customer diversification strategy continued to help reduce our percentage of sales to our largest customer and increase our market share elsewhere, particularly with customers throughout Asia. Sales to our largest customer represented 44% of total revenue in the first quarter of fiscal 2011, compared to 59% in the first quarter of fiscal 2010. Our revenue growth outside of our largest customer was approximately 77% for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.
International shipments (based on the “bill to” address of the customer) were $235.0 million and accounted for 85.8% of revenue for the three months ended July 3, 2010, compared to $181.5 million and 85.4% of revenue for the three months ended June 27, 2009.
OPERATING INCOME
Operating income was approximately $40.6 million for the three months ended July 3, 2010, compared to operating income of $12.1 million for the three months ended June 27, 2009. Our operating income increased primarily due to an increase in revenue and an increase in gross profit. Our operating expenses for the first quarter of fiscal 2011 were relatively flat as compared to the first quarter of fiscal 2010.
Cost of Goods Sold
Our cost of goods sold for the three months ended July 3, 2010 decreased as a percentage of revenue primarily due to improved factory utilization, improved pricing on externally-sourced raw materials and the transition to new products with an improved cost structure. These improvements to our gross margin were partially offset by an erosion in average selling prices.
Operating Expenses
Research and development, marketing and selling and general and administrative expenses for the three months ended July 3, 2010 were relatively consistent as compared to the three months ended June 27, 2009.
Other Operating Expense
Other operating expenses decreased primarily due to lower restructuring charges. In the first quarter of fiscal 2011, we recorded restructuring charges of approximately $0.2 million related to lease and other contract termination costs and in the first quarter of fiscal 2010, we recorded restructuring charges of approximately $2.0 million related to one-time employee termination expenses, impaired assets (including property and equipment) and lease and other contract termination costs (see Note 8 to the Condensed Consolidated Financial Statements).

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
	July 3,	June 27,
(In thousands)	2010	2009
Interest expense	$(5,486)	$(6,414)
Interest income	365	444
Gain on retirement of convertible subordinated notes	—	1,949
Other income (expense)	580	(176)
Income tax expense	(7,903)	(3,070)
Interest Expense
Interest expense decreased for the three months ended July 3, 2010 as compared to the three months ended June 27, 2009, primarily due to the purchase and early retirement of $197.0 million original principal amount of the 2010 Notes in the third quarter of fiscal 2010.
Our interest expense included cash interest of $1.0 million and $2.1 million for the three months ended July 3, 2010 and June 27, 2009, respectively.
Interest Income
Interest income was relatively consistent for the three months ended July 3, 2010, as compared to the three months ended June 27, 2009.
Gain on the Retirement of Convertible Subordinated Notes
In the first quarter of fiscal 2011, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and we repaid 100% of the original principal amount, which resulted in no gain. In the first quarter of fiscal 2010, we purchased and retired an aggregate of $10.0 million original principal amount of the 2012 Notes and 2014 Notes, which resulted in a gain of approximately $1.9 million.
Other Income (Expense)
The increase in other income (expense) for the three months ended July 3, 2010 is primarily related to the foreign currency exchange rate impact on our Renminbi (or Yuan) and Euro denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.
Income Taxes
Our provision for income taxes for both the three months ended July 3, 2010 and June 27, 2009 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three months ended July 3, 2010 was $7.9 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances. Income tax expense for the three months ended June 27, 2009 was $3.1 million, which is comprised primarily of tax expense related to domestic and international operations, tax expense related to changes in the domestic and foreign deferred tax asset valuation allowances, and tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.
We intend to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations. The valuation allowance against net deferred tax assets has decreased by $4.8 million for the quarter.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of July 3, 2010, we had working capital of approximately $443.9 million, including $120.5 million in cash and cash equivalents, compared to working capital of approximately $240.9 million at June 27, 2009, including $125.2 million in cash and cash equivalents.
The continued disruption in the credit markets has had a significant adverse impact on a number of financial institutions that provide capital, as well as on those customers and suppliers that depend on borrowing such capital to fund their liquidity requirements. Because we rely primarily on cash on hand and cash generated from operations to fund our business (as opposed to revolving credit or similar borrowing facilities), our liquidity has not been materially impacted by the current credit environment and management does not expect that it will be materially impacted during fiscal 2011. Our management plans to continue to closely monitor our liquidity and developments in the credit markets.
Cash Flows from Operating Activities
Operating activities for the three months ended July 3, 2010 generated cash of $52.6 million, compared to $36.4 million for the three months ended June 27, 2009. This year-over-year increase was primarily attributable to improved profitability and an overall improvement in our cash conversion cycle, which effectively measures the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended July 3, 2010 was $12.6 million, compared to $76.8 million for the three months ended June 27, 2009. This decrease in cash used was primarily due to lower investment activity as well as higher proceeds from maturities of available-for-sale securities during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Our capital expenditures totaled $6.6 million for the three months ended July 3, 2010 compared to $1.9 million for the three months ended June 27, 2009. The increase in capital expenditures primarily related to the expansion of our manufacturing capacity in China.
Cash Flows from Financing Activities
Net cash used in financing activities was $24.1 million for the three months ended July 3, 2010, compared to $7.7 million for the three months ended June 27, 2009. This increase in cash used in financing activities was primarily due to the $12.9 million repayment of the “no net cost” loan that we had received from the securities firm that used to hold our Level 3 ARS. In the first quarter of fiscal 2011, we executed on our right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. The “no net cost” loan was repaid with a portion of the proceeds from the sale (see Note 5 to the Condensed Consolidated Financial Statements). In addition, the remaining $10.0 million balance of our 2010 Notes matured on July 1, 2010, which resulted in the payment of $10.0 million, compared to payments of approximately $6.6 million related to the purchase and retirement of a portion of our 2012 Notes and 2014 Notes in the first quarter of fiscal 2010.
COMMITMENTS AND CONTINGENCIES
Equipment Term Loan During fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%. We used the proceeds primarily for wafer fabrication and assembly expansions. As of July 3, 2010, the outstanding balance of this loan was approximately $7.7 million.
In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current-and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of July 3, 2010, we were in compliance with our equipment term loan debt covenants.
Convertible Debt During April 2007, we completed the private placement of $200 million aggregate principal amount of 0.75% convertible subordinated notes due 2012, which we refer to as the 2012 Notes, and $175 million aggregate principal amount of 1.00% convertible subordinated notes due 2014, which we refer to as the 2014 Notes. The net proceeds of the offering were approximately $366.2 million after the payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.
During fiscal 2010, we purchased and retired $2.3 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. As of July 3, 2010, the 2012 Notes had a fair value of $183.3 million (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $163.3 million (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired) at June 27, 2009.
During fiscal 2010, we purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. In addition, during fiscal 2009, we purchased and retired $32.3 million original principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million. The 2014 Notes had a fair value of $114.8 million as of July 3, 2010 (excluding $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired) and $97.4 million as of June 27, 2009 (excluding $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired).

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due July 1, 2010 (first quarter of fiscal 2011). The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. The net proceeds from the 1.50% offering were offset by the purchase of $200.0 million of the $300.0 million aggregate principal amount of our 3.75% convertible subordinated notes due 2005. On August 15, 2004, we redeemed the remainder of the outstanding principal amount of the 3.75% convertible subordinated notes for $100.0 million plus accrued interest with cash flow from operations and cash on hand. In fiscal 2009, we purchased and retired $23.0 million of the original principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million and in fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. The remaining balance of $10.0 million of the 2010 Notes matured on July 1, 2010, and was paid with cash on hand.
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
No Net Cost Credit Line In November 2008, we entered into an agreement with the securities firm that holds our Level 3 ARS under which the securities firm gave us the right to sell our outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. As part of the agreement, we executed on a “no net cost” credit line option (Credit Line Agreement), which means that the interest that we will pay on the credit line obligation will not exceed the interest that we receive on our Level 3 ARS, which are pledged as first priority collateral for this loan. Pursuant to the terms and conditions of the Credit Line Agreement, we borrowed up to 75% of the market value of our outstanding Level 3 ARS during the third quarter of fiscal 2009. In the first quarter of fiscal 2011, we executed on our right to sell our outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. The “no net cost” loan was repaid with a portion of the proceeds from the sale. The remaining proceeds of approximately $6.7 million were deposited into our money market account and recorded in “cash and cash equivalents” on the Condensed Consolidated Balance Sheet as of July 3, 2010.
Contractual Obligations The following table summarizes our convertible debt obligations, including interest, as of July 3, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

		Payments Due By Period (in thousands)
		Total	Less than				More than
	Par Value	Payments	1 year	1-3 years		3-5 years	5 years
Convertible subordinated notes due 2012	$197,748	$200,714	$1,483	$199,231	*	$—	$—
Convertible subordinated notes due 2014	134,901	140,297	1,349	2,698		136,250	—

Total convertible debt	$332,649	$341,011	$2,832	$201,929		$136,250	$—

*	On July 20, 2010, we repurchased and retired $100.0 million aggregate principal amount of our 2012 Notes, which is not reflected in the above table. See Note 10 to the Condensed Consolidated Financial Statements for a further discussion of the early retirement of a portion of the 2012 Notes.
Capital Commitments At July 3, 2010, we had short-term capital commitments of approximately $4.4 million, primarily for equipment replacements, equipment for process improvements and general corporate requirements.
Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if current economic conditions or other factors materially reduce the demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to our market risk exposures during the first quarter of fiscal 2011. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
ITEM 4. CONTROLS AND PROCEDURES.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS.
31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 3, 2010 and April 3, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended July 3, 2010 and June 27, 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended July 3, 2010 and June 27, 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: August 11, 2010
/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate Vice President of Administration and Secretary (Principal Financial Officer)

Date: August 11, 2010

/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 3, 2010 and April 3, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended July 3, 2010 and June 27, 2009; (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended July 3, 2010 and June 27, 2009; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.