Form 10-Q
period 2010-10-02
RF MICRO DEVICES INC
filed 2010-11-10
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Yes ☐ No ☑
As of November 3, 2010, there were 274,839,522 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 2, 2010	April 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$133,801	$104,778
Restricted cash and trading security investments (Note 8)	439	17,698
Short-term investments (Note 8)	105,931	134,882
Accounts receivable, less allowance of $953 and $802 as of October 2, 2010 and April 3, 2010, respectively	134,739	108,219
Inventories (Note 3)	130,887	122,509
Prepaid expenses	9,512	5,415
Other receivables	37,217	34,854
Other current assets (amount recorded at fair value is $0 and $2,302 at October 2, 2010 and April 3, 2010, respectively) (Note 6 and Note 8)	16,047	20,469

Total current assets	568,573	548,824

Property and equipment, net of accumulated depreciation of $514,225 at October 2, 2010 and $490,098 at April 3, 2010	226,568	247,085
Goodwill	95,628	95,628
Intangible assets, net	92,912	102,169
Long-term investments (Note 8)	2,150	2,175
Other non-current assets (Note 6)	19,769	18,127

Total assets	$1,005,600	$1,014,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,194	$82,448
Accrued liabilities	45,122	41,805
Current portion of long term debt (Note 5)	6,459	15,053
No net cost credit line (Note 5)	—	12,900
Other current liabilities (Note 6)	7,804	527

Total current liabilities	157,579	152,733

Long-term debt (Note 5)	204,217	289,837
Other long-term liabilities (Note 6)	40,111	41,354

Total liabilities	401,907	483,924

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 273,629 and 269,106 shares issued and outstanding at October 2, 2010 and April 3, 2010, respectively	960,689	961,216
Additional paid-in capital	271,930	261,117
Accumulated other comprehensive income, net of tax	201	75
Accumulated deficit	(629,127)	(692,324)

Total shareholders’ equity	603,693	530,084

Total liabilities and shareholders’ equity	$1,005,600	$1,014,008

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 2, 2010	October 3, 2009
Revenue	$285,794	$254,757

Operating costs and expenses:
Cost of goods sold	177,139	163,208
Research and development	35,604	34,846
Marketing and selling	15,094	14,741
General and administrative	14,836	16,721
Other operating expense (Note 7)	729	1,114

Total operating costs and expenses	243,402	230,630

Income from operations	42,392	24,127

Interest expense	(4,043)	(6,260)
Interest income	130	302
Loss on retirement of convertible subordinated notes (Note 5)	(1,646)	—
Other income (expense)	743	(89)

Income before income taxes	37,576	18,080

Income tax expense (Note 6)	(2,493)	(3,501)

Net income	$35,083	$14,579

Net income per share (Note 2):
Basic	$0.13	$0.05
Diluted	$0.13	$0.05

Shares used in per share calculation:
Basic	272,662	267,073
Diluted	277,458	298,668
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	October 2, 2010	October 3, 2009
Revenue	$559,636	$467,297

Operating costs and expenses:
Cost of goods sold	348,575	301,746
Research and development	71,705	70,479
Marketing and selling	29,462	28,310
General and administrative	25,905	27,933
Other operating expense (Note 7)	1,038	2,650

Total operating costs and expenses	476,685	431,118

Income from operations	82,951	36,179

Interest expense	(9,529)	(12,674)
Interest income	494	746
(Loss) gain on retirement of convertible subordinated notes (Note 5)	(1,646)	1,949
Other income (expense)	1,324	(266)

Income before income taxes	73,594	25,934

Income tax expense (Note 6)	(10,397)	(6,571)

Net income	$63,197	$19,363

Net income per share (Note 2):
Basic	$0.23	$0.07
Diluted	$0.23	$0.07

Shares used in per share calculation:
Basic	271,501	266,377
Diluted	277,696	297,573
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 2, 2010	October 3, 2009
Cash flows from operating activities:
Net income	$63,197	$19,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,405	37,540
Amortization and other non cash items	16,826	18,310
Deferred income taxes	(1,414)	(1,320)
Foreign currency adjustments	(1,308)	255
Asset impairments (including restructuring impairments)	27	2,209
Loss (gain) on retirement of convertible subordinated notes	1,646	(1,949)
Gain on disposal of assets, net	(34)	(987)
Share-based compensation expense	14,445	15,262
Changes in operating assets and liabilities:
Accounts receivable, net	(26,253)	(10,594)
Inventories	(8,280)	(4,027)
Prepaid expense and other current and non-current assets	(5,710)	(10,355)
Accounts payable and accrued liabilities	18,154	24,891
Income tax payable/recoverable	10,610	(3,731)
Other liabilities	(377)	(1,292)

Net cash provided by operating activities	113,934	83,575

Investing activities:
Purchase of property and equipment	(11,784)	(3,285)
Restricted cash associated with investing activities	—	(720)
Proceeds from sale of property and equipment	451	2,253
Proceeds from maturities of securities available-for-sale	199,575	93,485
Purchase of securities available-for-sale	(150,902)	(223,057)

Net cash provided by (used in) investing activities	37,340	(131,324)

Financing activities:
Payment of debt	(109,481)	(8,937)
Payments on no net cost loan	(12,900)	(50)
Proceeds from issuance of common stock	1,784	704
Tax withholding paid on behalf of employees for restricted stock units	(2,309)	—
Restricted cash associated with financing activities	(40)	(532)
Repayment of capital lease obligations	(23)	(99)

Net cash used in financing activities	(122,969)	(8,914)

Net increase (decrease) in cash and cash equivalents	28,305	(56,663)
Effect of exchange rate changes on cash	718	341
Cash and cash equivalents at the beginning of the period	104,778	172,989

Cash and cash equivalents at the end of the period	$133,801	$116,667

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
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2010 was a 53-week fiscal year and as a result the second fiscal quarter ended October 3, 2009 included 14 weeks compared to 13 weeks for the second fiscal quarter ended October 2, 2010 and the six months ended October 3, 2009 included 27 weeks compared to 26 weeks for the six months ended October 2, 2010.
2. NET INCOME PER SHARE
The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$35,083	$14,579	$63,197	$19,363
Plus: Income impact of assumed conversions for interest on 1.50% convertible notes	—	603	27	1,200

Net income plus assumed conversion of notes – Numerator for diluted net income per share	$35,083	$15,182	$63,224	$20,563

Denominator:
Denominator for basic net income per share – weighted average shares	272,662	267,073	271,501	266,377
Effect of dilutive securities:
Employee stock options	4,796	4,465	5,563	4,066
Assumed conversion of 1.50% convertible notes	—	27,130	632	27,130

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions	277,458	298,668	277,696	297,573

Basic and diluted net income per share	$0.13	$0.05	$0.23	$0.07

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. NET INCOME PER SHARE (continued)
In the computation of diluted net income per share for the three and six months ended October 2, 2010, outstanding stock options to purchase approximately 16.4 million shares and 16.1 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended October 3, 2009, outstanding stock options to purchase approximately 17.9 million shares and 18.7 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
The computation of weighted-average diluted shares outstanding for the six months ended October 2, 2010, includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the Company’s 1.50% convertible subordinated notes (the “2010 Notes”) prior to their maturity on July 1, 2010 (a total of approximately 0.6 million shares). On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the 2010 Notes and the conversion option of these notes expired unexercised.
The computation of diluted net income per share assumed the conversion of the 2010 Notes for both the three and six months ended October 3, 2009.
The computation of diluted net income per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the $175 million initial aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”). Upon conversion of each $1,000 principal amount of 2012 Notes and 2014 Notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value. If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock. The Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable. Pursuant to the applicable indentures governing the 2012 Notes and 2014 Notes, the conversion value generally is determined as set forth below in Note 5 to the Condensed Consolidated Financial Statements. The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of October 2, 2010 is approximately 22.5 million shares (excluding an aggregate of $142.4 million principal amount of the Notes which were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	October 2, 2010	April 3, 2010
Raw materials	$35,031	$29,321
Work in process	53,320	46,208
Finished goods	42,536	46,980

Total inventories	$130,887	$122,509

4. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income for the Company consists of accumulated unrealized gains (losses) on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain. This amount is included as a separate component of shareholders’ equity. Comprehensive income is not materially different than net income for both the three and six months ended October 2, 2010 and October 3, 2009.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. DEBT
Debt balances at October 2, 2010 and April 3, 2010 are as follows (in thousands):

	October 2, 2010	April 3, 2010
Convertible subordinated notes due 2010, net of discount	$—	$9,944
Convertible subordinated notes due 2012, net of discount	88,669	173,747
Convertible subordinated notes due 2014, net of discount	108,678	105,499
Bank loan	6,870	6,739
No net cost credit line	—	12,900
Equipment term loan, net of discount	6,459	8,961

Subtotal	210,676	317,790
Less current portion	6,459	27,953

Total long-term debt	$204,217	$289,837

Aggregate debt maturities as of October 2, 2010 are as follows (in thousands):

Fiscal Years
2011	$2,615
2012	3,844
2013	95,539
2014	—
2015 and thereafter	108,678

Total	$210,676

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
During the second quarter of fiscal 2011, the Company purchased and retired $100.0 million original principal amount of its 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million. This purchase and retirement of the 2012 Notes had the following impact on the Company’s financial statements; (i) the principal balance was reduced to a balance of $97.7 million as of October 2, 2010 from a balance of $197.7 million as of April 3, 2010; (ii) the unamortized discount of the liability component was reduced to a balance of $9.1 million as of October 2, 2010 compared to a balance of $24.0 million as of April 3, 2010; (iii) the balance of the equity component was $27.6 million as of October 2, 2010 as compared to a balance of $31.3 million as of April 3, 2010, and (iv) non-cash interest expense was $1.7 million and $4.5 million for the three and six months ended October 2, 2010, respectively, compared to non-cash interest expense of $2.8 million and $5.4 million for the three and six months ended October 3, 2009, respectively.
During fiscal 2010, the Company purchased and retired $2.3 million original principal amount of 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $99.5 million as of October 2, 2010 (excluding $102.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $160.5 million as of October 3, 2009 (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired).

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
The 2014 Notes had a fair value on the PORTAL Market of $132.9 million as of October 2, 2010 and $117.4 million as of October 3, 2009 (both years excluded $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired).
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt – Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.
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
6. INCOME TAXES
Income Tax Expense
The Company’s provision for income taxes for the reporting periods ended October 2, 2010 and October 3, 2009 have been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three months ended October 2, 2010 was $2.5 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. Income tax expense for the three months ended October 3, 2009 was $3.5 million, which is comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances.
Income tax expense for the six months ended October 2, 2010 was $10.4 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. Income tax expense for the six months ended October 3, 2009 was $6.6 million, which is comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, and tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. INCOME TAXES (continued)
The Company’s effective tax rate for the three months ended October 2, 2010 and October 3, 2009 was 6.6% and 19.4%, respectively. The Company’s effective tax rate for the second quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. The Company’s effective tax rate for the second quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets.
The Company’s effective tax rate for the six months ended October 2, 2010 and October 3, 2009, was 14.1% and 25.3%, respectively. The Company’s effective tax rate through the second quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. The Company’s effective tax rate through the second quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and settlement of the China Advance Pricing Agreement adjustments for calendar years 2006, 2007 and 2008.
Deferred Taxes
The Company intends to maintain a valuation allowance in the majority of its taxing jurisdictions until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations. The valuation allowance against net deferred tax assets has decreased by $10.7 million from the $132.1 million balance as of the end of fiscal 2010.
The Company has outstanding net operating loss carryforwards (“NOLs”) for domestic federal tax purposes and state loss carryovers that will begin to expire in fiscal 2012 and fiscal 2011, respectively, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company’s acquisitions of Resonext Communications, Inc., Silicon Wave, Inc., and Sirenza Microdevices, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. and German loss carryovers that carryforward indefinitely. The U.K. loss carryovers were acquired in connection with the acquisition of Filtronic Compound Semiconductors, Limited (Filtronic) and potentially are subject to limitation under U.K. tax provisions.
Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $31.8 million as of the end of fiscal 2010 to $32.2 million as of the end of the second quarter of fiscal 2011, with the change arising from a $1.0 million increase related to tax positions taken with respect to the current fiscal year and a decrease of $0.6 million (plus $0.2 million of accrued interest and $0.1 million of penalties) related to the expiration of statutes of limitations in jurisdictions where tax contingencies had been recorded in prior years.
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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. RESTRUCTURING
During the second half of fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses primarily due to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company also outsourced certain non-core manufacturing operations and consolidated the Shanghai test and assembly operations with its primary test and assembly facility in Beijing, China. The Company recorded restructuring charges in “other operating expense” of approximately $0.1 million and $0.3 million for the three and six months ended October 2, 2010, primarily related to ongoing costs for the Company’s leased facilities. For the three and six months ended October 3, 2009, the Company recorded restructuring charges of approximately $0.5 million and $2.3 million related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs. The Company has incurred restructuring charges of approximately $70.2 million since the initiation of this restructuring in fiscal 2009. The restructuring relating to the adverse macroeconomic business environment is substantially complete and the Company expects to incur approximately $3.7 million of additional restructuring charges associated with the ongoing costs for the Company’s leased facilities. The current and long-term restructuring obligations totaled $9.1 million and $9.7 million at October 2, 2010 and April 3, 2010, respectively, and primarily relate to the Company’s leased facilities.
In the first quarter of fiscal 2009, the Company initiated a restructuring to reduce or eliminate its investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities. Additionally, the Company consolidated its production test facilities in an effort to reduce cycle time, better serve its customer base and improve its overall profitability. As part of this restructuring, the Company reduced its global workforce by approximately 10 percent. The Company recorded restructuring charges in “other operating expense” of less than $0.1 million for both the three and six months ended October 2, 2010, primarily related to ongoing costs for the Company’s leased facilities. For the three and six months ended October 3, 2009, the Company recorded restructuring charges of approximately $0.6 million and $0.8 million related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs. The Company has incurred a total of $48.0 million since the initiation of this restructuring in fiscal 2009. The fiscal 2009 restructuring to reduce or eliminate investments in wireless systems is substantially completed. The Company expects to incur approximately $1.2 million of additional restructuring charges associated with the ongoing costs of the Company’s leased facilities. The current and long-term restructuring obligations totaled $1.3 million and $1.6 million at October 2, 2010 and April 3, 2010, respectively, and relate to the Company’s leased facilities.
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
As of October 2, 2010 and April 3, 2010, available-for-sale securities and trading securities were included in the following captions in the Company’s Consolidated Balance Sheets (in thousands):

	Available-for-Sale	Trading		Per October 2, 2010
Balance Sheet Caption	Investments	Securities	Cash	Balance Sheet
Cash and cash equivalents	$55,422	$—	$78,379	$133,801
Restricted cash and trading security investments	—	—	439	439
Short-term investments	105,931	—	—	105,931
Long-term investments	2,150	—	—	2,150

Total	$163,503	$—	$78,818	$242,321

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)

	Available-for-Sale	Trading		Per April 3, 2010
Balance Sheet Caption	Investments	Securities	Cash	Balance Sheet
Cash and cash equivalents	$40,593	$—	$64,185	$104,778
Restricted cash and trading security investments	—	17,248	450	17,698
Short-term investments	134,882	—	—	134,882
Long-term investments	2,175	—	—	2,175

Total	$177,650	$17,248	$64,635	$259,533

The following is a summary of available-for-sale securities as of October 2, 2010 and April 3, 2010 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
October 2, 2010
U.S. government/agency securities	$134,918	$7	$(2)	$134,923
Auction rate securities	2,150	—	—	2,150
Money market funds	26,430	—	—	26,430

	$163,498	$7	$(2)	$163,503

April 3, 2010
U.S. government/agency securities	$134,897	$5	$(20)	$134,882
Auction rate securities	2,175	—	—	2,175
Money market funds	40,593	—	—	40,593

	$177,665	$5	$(20)	$177,650

The estimated fair value of available-for-sale securities was based on the prevailing market values on October 2, 2010 and April 3, 2010. We determine the cost of an investment sold based on the specific identification method.
Gross realized gains and losses recognized on available-for-sale securities were insignificant for the three and six months ending October 2, 2010. No realized gains or losses on available-for-sale securities were recognized in the first six months of fiscal 2010.
No available-for-sale investments were in a continuous unrealized loss position as of October 2, 2010. The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months as of April 3, 2010 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $83.9 million.
The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	October 2, 2010		April 3, 2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$161,348	$161,353	$175,490	$175,475
Due after ten years	2,150	2,150	2,175	2,175

Total investments in debt securities	$163,498	$163,503	$177,665	$177,650

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
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
ASC Topic 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:
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
Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of October 2, 2010 and April 3, 2010 (in thousands):

		Quoted Prices In	Significant
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
October 2, 2010
U.S. government/agency securities	$134,923	$134,923	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	26,430	26,430	—	—

	$163,503	$161,353	$2,150	$—

April 3, 2010
U.S. government/agency securities	$134,882	$134,882	$—	$—
Auction rate securities	19,423	—	2,175	17,248
Put option	2,302	—	—	2,302
Money market funds	40,593	40,593	—	—

	$197,200	$175,475	$2,175	$19,550

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
The Company’s Level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which were municipalities of various U.S. state governments. These Level 3 ARS are currently not liquid and the fair values of the student loan ARS could not be estimated based on observable market prices. The Company estimated the Level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by Federal Family Education Loan Program (“FFELP”) of the underlying student loans.
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
During the six months ended October 2, 2010, the changes in the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option

Level 3 balance at April 3, 2010	$17,248	$2,302
Settlement of ARS (first quarter of fiscal 2011)	(17,248)	(2,302)

Level 3 balance at October 2, 2010	$—	$—

Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any non-financial assets or liabilities measured at fair value during the six months ended October 2, 2010. For the three and six months ended October 3, 2009, the Company recorded an impairment of $0.5 million and $0.6 million, respectively, of certain property and equipment. The fair value of these impaired assets was estimated to be $0.3 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.
Financial Instruments Not Recorded at Fair Value
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value as of October 2, 2010 and April 3, 2010. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the fair value of our debt instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:
•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	the risk that certain of our suppliers may be unable to access their traditional sources of credit to finance their operations, which could lead them to reduce their level of support for us;

•	our ability to continue to improve our product designs and develop new products in response to new technologies;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, raw material costs and availability;

•	our dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage channel partner and customer relationships;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.
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
SECOND QUARTER FISCAL 2011 FINANCIAL HIGHLIGHTS:
Our fiscal 2011 year consists of 52 weeks compared to our fiscal 2010 year which consisted of 53 weeks. This additional week in fiscal 2010 impacts the year-over-year analysis as the three months ended October 2, 2010 had 13 weeks of activity compared to 14 weeks of activity for the three months ended October 3, 2009.
•	Quarterly revenue increased by 12.2% as compared to the corresponding quarter of fiscal 2010. Sales of our cellular products increased year-over-year driven primarily by our customer diversification initiatives and increased demand for new products. In addition, sales of our multi-market products increased year-over-year primarily due to an increase in demand for CATV line amplifiers, wireless infrastructure products and SmartEnergy products.

•	Gross margin for the quarter was 38.0% as compared to 35.9% in the corresponding quarter of fiscal 2010. The improvement in gross margin reflected improved factory utilization, improved pricing on externally-sourced materials and the transition to new products with an improved cost structure. These improvements were partially offset by an erosion in average selling prices.

•	Operating income was $42.4 million for the second quarter of fiscal 2011 as compared to $24.1 million for the corresponding quarter of fiscal 2010. Our operating income increased as a result of an increase in revenue and an increase in gross profit.

•	Cash flow from operations was $61.3 million for the second quarter of fiscal 2011 as compared to $47.2 million for the second quarter of fiscal 2010. This year-over-year increase was primarily attributable to improved profitability and an overall improvement in our cash conversion cycle, which effectively measures the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers.

•	Inventory totaled $130.9 million at October 2, 2010, reflecting turns of 5.4 as compared to $117.9 million and turns of 5.1 at October 3, 2009.

•	In the second quarter of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes.

The following tables present a summary of our results of operations for the three and six months ended October 2, 2010 and October 3, 2009. Our fiscal 2011 year consists of 52 weeks compared to our fiscal 2010 year which consisted of 53 weeks. This additional week in fiscal 2010 impacts the year-over-year analysis as the three months ended October 2, 2010 had 13 weeks of activity compared to 14 weeks of activity for the three months ended October 3, 2009 and the six months ended October 2, 2010 had 26 weeks of activity compared to 27 weeks of activity for the six months ended October 3, 2009.

	Three Months Ended
	October 2,	% of	October 3,	% of	Increase	Percentage
(In thousands, except percentages)	2010	Revenue	2009	Revenue	(Decrease)	Change
Revenue	$285,794	100.0%	$254,757	100.0%	$31,037	12.2%
Cost of goods sold	177,139	62.0	163,208	64.1	13,931	8.5
Research and development	35,604	12.5	34,846	13.7	758	2.2
Marketing and selling	15,094	5.3	14,741	5.8	353	2.4
General and administrative	14,836	5.2	16,721	6.5	(1,885)	(11.3)
Other operating expense	729	0.2	1,114	0.4	(385)	(34.6)

Operating income	$42,392	14.8%	$24,127	9.5%	18,265	75.7

	Six Months Ended
	October 2,	% of	October 3,	% of	Increase	Percentage
(In thousands, except percentages)	2010	Revenue	2009	Revenue	(Decrease)	Change
Revenue	$559,636	100.0%	$467,297	100.0%	$92,339	19.8%
Cost of goods sold	348,575	62.3	301,746	64.6	46,829	15.5
Research and development	71,705	12.8	70,479	15.1	1,226	1.7
Marketing and selling	29,462	5.3	28,310	6.1	1,152	4.1
General and administrative	25,905	4.6	27,933	6.0	(2,028)	(7.3)
Other operating expense	1,038	0.2	2,650	0.5	(1,612)	(60.8)

Operating income	$82,951	14.8%	$36,179	7.7%	46,772	129.3

REVENUE
Our revenue increased materially during the three and six months ended October 2, 2010, as compared to the corresponding periods of fiscal 2010. Sales of our cellular products increased year-over-year driven primarily by our customer diversification initiatives and increased demand for new products. In addition, sales of our multi-market products increased primarily due to an increase in demand for CATV line amplifiers, wireless infrastructure products and SmartEnergy products. During the first half of fiscal 2011, our customer diversification strategy continued to help reduce our percentage of sales to our largest customer and increase our market share elsewhere, particularly with customers throughout Asia.
International shipments (based on the “bill to” address of the customer) were $248.3 million and accounted for 86.9% of revenue for the three months ended October 2, 2010, compared to $215.5 million and 84.6% of revenue for the three months ended October 3, 2009. For the six months ended October 2, 2010, international shipments were $483.3 million, or 86.4% of revenue, compared to $397.0 million, or 85.0% of revenue, for the six months ended October 3, 2009.
OPERATING INCOME
Operating income was $42.4 million and $83.0 million for the three and six months ended October 2, 2010, respectively, compared to operating income of $24.1 million and $36.2 million for the three and six months ended October 3, 2009, respectively. Our operating income increased primarily due to an increase in revenue and an increase in gross profit. Our operating expenses for the three and six months of fiscal 2011 decreased slightly as compared to the three and six months of fiscal 2010.
Cost of Goods Sold
Our cost of goods sold for the three and six months ended October 2, 2010 decreased as a percentage of revenue primarily due to improved factory utilization, improved pricing on externally-sourced materials and the transition to new products with an improved cost structure. These improvements to our gross margin were partially offset by an erosion in average selling prices.

Operating Expenses
Research and development, marketing and selling and general and administrative expenses for the three and six months ended October 2, 2010 decreased slightly in absolute dollars as compared to the three and six months ended October 3, 2009. These expenses totaled 22.9% of revenue and 22.7% of revenue for the three and six months ended October 2, 2010 as compared to 26.0% of revenue and 27.1% of revenue for the three and six months ended October 3, 2009.
Other Operating Expense
Other operating expenses decreased primarily due to lower restructuring charges. In the three and six months ended October 2, 2010, we recorded restructuring charges of approximately $0.1 million and $0.3 million related to lease and other contract termination costs. We recorded restructuring charges of approximately $1.1 million and $3.1 million for the three and six months ended October 3, 2009, respectively, related to one-time employee termination expenses, impaired assets and lease and other contract termination costs (see Note 7 to the Condensed Consolidated Financial Statements).
OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2010	2009	2010	2009
Interest expense	$(4,043)	$(6,260)	$(9,529)	$(12,674)
Interest income	130	302	494	746
(Loss) gain on retirement of convertible subordinated notes	(1,646)	—	(1,646)	1,949
Other income (expense)	743	(89)	1,324	(266)
Income tax expense	(2,493)	(3,501)	(10,397)	(6,571)
Interest Expense
Interest expense decreased for the three and six months ended October 2, 2010 as compared to the three and six months ended October 3, 2009, primarily due to the purchase and early retirement of $100 million original principal amount of the 2012 Notes in the second quarter of fiscal 2011 and the purchase and early retirement of $197.0 million original principal amount of the 2010 Notes in the third quarter of fiscal 2010. In addition, the remaining $10.0 million balance of our 2010 Notes matured and was repaid on July 1, 2010.
Our interest expense included cash interest of $0.8 million and $1.8 million for the three and six months ended October 2, 2010, respectively, compared to cash interest of $1.6 million and $3.7 million for the three and six months ended October 3, 2009, respectively.
Interest Income
Interest income decreased due to a lower balance of total cash, cash equivalents and investments coupled with lower prevailing interest rates.
(Loss) Gain on the Retirement of Convertible Subordinated Notes
In the second quarter of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million as a result of applying ASC 470-20. In the first quarter of fiscal 2010, we purchased and retired an aggregate of $10.0 million original principal amount of the 2012 Notes and 2014 Notes, which resulted in a gain of approximately $1.9 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.
Other Income (Expense)
The increase in other income (expense) for the three and six months ended October 2, 2010 is primarily related to the foreign currency exchange rate impact on our Renminbi (or Yuan) and Euro denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.
Income Taxes
Our provision for income taxes for the reporting periods ended October 2, 2010 and October 3, 2009 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three months ended October 2, 2010 was $2.5 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. Income tax expense for the three months ended October 3, 2009 was $3.5 million, which is comprised primarily of tax expense related to domestic and international operations, offset by tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances.
Income tax expense for the six months ended October 2, 2010 was $10.4 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. Income tax expense for the six months ended October 3, 2009 was $6.6 million, which is comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, and tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008.
We intend to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations. The valuation allowance against net deferred tax assets has decreased by $10.7 million from the $132.1 million balance as of the end of fiscal 2010.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of October 2, 2010, we had working capital of approximately $411.0 million, including $133.8 million in cash and cash equivalents, compared to working capital of approximately $303.7 million at October 3, 2009, including $116.7 million in cash and cash equivalents. As of October 2, 2010, our total cash, cash equivalents and short-term investments balance exceeded our remaining principal amount of 2012 Notes and 2014 Notes by $7.1 million.
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
Cash Flows from Operating Activities
Operating activities for the six months ended October 2, 2010 generated cash of $113.9 million, compared to $83.6 million for the six months ended October 3, 2009. This year-over-year increase was primarily attributable to improved profitability and an overall improvement in our cash conversion cycle, which effectively measures the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended October 2, 2010 was $37.3 million, compared to net cash used in investing activities of $131.3 million for the six months ended October 3, 2009. This decrease in cash used was primarily due to lower investment activity as well as higher proceeds from maturities of available-for-sale securities during the first half of fiscal 2011 as compared to the first half of fiscal 2010. Our capital expenditures totaled $11.8 million for the six months ended October 2, 2010 compared to $3.3 million for the six months ended October 3, 2009. The increase in capital expenditures primarily related to the expansion of our manufacturing capacity.
Cash Flows from Financing Activities
Net cash used in financing activities was $123.0 million for the six months ended October 2, 2010, compared to $8.9 million for the six months ended October 3, 2009. This increase in cash used in financing activities was primarily due to the purchase and retirement of our $100.0 million original principal amount of the 2012 Notes for $97.0 million during the second quarter of fiscal 2011. During the first quarter of fiscal 2011 we also repaid the $12.9 million balance of a “no net cost” loan (see Note 5 to the Condensed Consolidated Financial Statements). In addition, the remaining $10.0 million balance of our 2010 Notes matured and was paid on July 1, 2010. In the first quarter of fiscal 2010, we paid approximately $6.6 million related to the purchase and retirement of a portion of our 2012 Notes and 2014 Notes.

COMMITMENTS AND CONTINGENCIES
Equipment Term Loan During fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%. We used the proceeds primarily for wafer fabrication and assembly expansions. As of October 2, 2010, the outstanding balance of this loan was approximately $6.5 million.
In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current-and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of October 2, 2010, we were in compliance with our equipment term loan debt covenants.
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
In the second quarter of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million. During fiscal 2010, we purchased and retired $2.3 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. As of October 2, 2010, the 2012 Notes had a fair value of $99.5 million (excluding $102.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $160.5 million as of October 3, 2009 (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired).
During fiscal 2010, we purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. In addition, during fiscal 2009, we purchased and retired $32.3 million original principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million. The 2014 Notes had a fair value of $132.9 million as of October 2, 2010 and $117.4 million as of October 3, 2009 (both years excluded $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired).
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

Contractual Obligations The following table summarizes our convertible debt obligations, including interest, as of October 2, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

		Payments Due By Period (in thousands)
		Total	Less than			More than
	Par Value	Payments	1 year	1-3 years	3-5 years	5 years

Convertible subordinated notes due 2012	$97,748	$99,214	$733	$98,481	$—	$—
Convertible subordinated notes due 2014	134,901	140,297	1,349	2,698	136,250	—

Total convertible debt	$232,649	$239,511	$2,082	$101,179	$136,250	$—

Capital Commitments At October 2, 2010, we had short-term capital commitments of approximately $7.5 million, consisting of approximately $5.3 million for the expansion of our manufacturing capacity and the remainder for equipment replacements, equipment for process improvements and general corporate requirements.
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
Legal We are involved in various legal proceedings and claims that have arisen in the ordinary course of our business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect on our consolidated financial position or results of operations.
Taxes We are subject to income and other taxes in the United States and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are subject to the allocation of revenues and expenses in different jurisdictions. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. We are subject to audits by tax authorities. While we endeavor to comply with all applicable tax laws, there can be no assurance that a governing tax authority will not have a different interpretation of the law than we do or that we will comply in all respects with applicable tax laws, which could result in additional taxes. There can be no assurance that the outcomes from tax audits will not have an adverse effect on our results of operations in the period during which the review is conducted.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to our market risk exposures during the second quarter of fiscal 2011. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS.
10.1	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended through June 11, 2010, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2010.*

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 2, 2010 and April 3, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended October 2, 2010 and October 3, 2009; (iii) the Condensed Consolidated Statements of Income for the six months ended October 2, 2010 and October 3, 2009; (iv) the Consolidated Statements of Cash Flows for the six months ended October 2, 2010 and October 3, 2009; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

*	Executive compensation plan or agreement

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date: November 10, 2010
/s/ William A. Priddy, Jr.
William A. Priddy, Jr. Chief Financial Officer, Corporate
Vice President of Administration and Secretary
(Principal Financial Officer)
Date: November 10, 2010

/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX
10.1	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended through June 11, 2010, incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2010.*

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 2, 2010 and April 3, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended October 2, 2010 and October 3, 2009; (iii) the Condensed Consolidated Statements of Income for the six months ended October 2, 2010 and October 3, 2009; (iv) the Consolidated Statements of Cash Flows for the six months ended October 2, 2010 and October 3, 2009; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

*	Executive compensation plan or agreement

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.