Form 10-Q
period 2011-01-01
RF MICRO DEVICES INC
filed 2011-02-09
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 2, 2011, there were 276,119,728 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
 (Unaudited)

	January 1,	April 3,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$158,386	$104,778
Restricted cash and trading security investments (Note 8)	415	17,698
Short-term investments (Note 8)	145,903	134,882
Accounts receivable, less allowance of $811 and $802 as of January 1, 2011 and April 3, 2010, respectively	138,753	108,219
Inventories (Note 3)	133,440	122,509
Prepaid expenses	6,203	5,415
Other receivables	26,127	34,854
Other current assets (amount recorded at fair value is $0 and $2,302 at January 1, 2011 and April 3, 2010, respectively) (Note 6 and Note 8)	18,346	20,469

Total current assets	627,573	548,824

Property and equipment, net of accumulated depreciation of $527,858 at January 1, 2011 and $490,098 at April 3, 2010	220,252	247,085
Goodwill	95,628	95,628
Intangible assets, net	88,299	102,169
Long-term investments (Note 8)	2,724	2,175
Other non-current assets (Note 6)	18,876	18,127

Total assets	$1,053,352	$1,014,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,073	$82,448
Accrued liabilities	43,174	41,805
Current portion of long term debt (Note 5)	5,169	15,053
No net cost credit line (Note 5)	—	12,900
Other current liabilities (Note 6)	227	527

Total current liabilities	146,643	152,733

Long-term debt (Note 5)	207,368	289,837
Other long-term liabilities (Note 6)	40,977	41,354

Total liabilities	394,988	483,924

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 275,821 and 269,106 shares issued and outstanding at January 1, 2011 and April 3, 2010, respectively	972,572	961,216
Additional paid-in capital	277,464	261,117
Accumulated other comprehensive income, net of tax	228	75
Accumulated deficit	(591,900)	(692,324)

Total shareholders’ equity	658,364	530,084

Total liabilities and shareholders’ equity	$1,053,352	$1,014,008

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 1, 2011	January 2, 2010

Revenue	$278,794	$250,271

Operating costs and expenses:
Cost of goods sold	175,705	159,081
Research and development	33,920	32,997
Marketing and selling	14,621	13,821
General and administrative	11,036	9,496
Other operating expense (Note 7)	192	1,288

Total operating costs and expenses	235,474	216,683

Income from operations	43,320	33,588

Interest expense	(3,800)	(5,863)
Interest income	124	317
Loss on retirement of convertible subordinated notes (Note 5)	—	(408)
Other income	642	126

Income before income taxes	40,286	27,760

Income tax expense (Note 6)	(3,600)	(2,832)

Net income	$36,686	$24,928

Net income per share (Note 2):
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

Shares used in per share calculation:
Basic	275,009	268,287
Diluted	284,152	285,907
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	January 1, 2011	January 2, 2010

Revenue	$838,430	$717,568

Operating costs and expenses:
Cost of goods sold	524,280	460,827
Research and development	105,626	103,477
Marketing and selling	44,083	42,131
General and administrative	36,941	37,429
Other operating expense (Note 7)	1,229	3,937

Total operating costs and expenses	712,159	647,801

Income from operations	126,271	69,767

Interest expense	(13,329)	(18,537)
Interest income	619	1,063
(Loss) gain on retirement of convertible subordinated notes (Note 5)	(1,646)	1,540
Other income (expense)	2,505	(139)

Income before income taxes	114,420	53,694

Income tax expense (Note 6)	(13,996)	(9,403)

Net income	$100,424	$44,291

Net income per share (Note 2):
Basic	$0.37	$0.17
Diluted	$0.36	$0.16

Shares used in per share calculation:
Basic	272,316	266,995
Diluted	279,493	293,787
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	January 1, 2011	January 2, 2010

Cash flows from operating activities:
Net income	$100,424	$44,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,886	55,484
Amortization and other non cash items	24,440	27,361
Excess tax benefit from exercises of stock options	(78)	—
Deferred income taxes	1,599	(530)
Foreign currency adjustments	(1,054)	165
Asset impairments (including restructuring impairments)	27	3,093
Loss (gain) on retirement of convertible subordinated notes	1,646	(1,540)
Gain on disposal of assets, net	(6)	(1,336)
Income from equity investment	(574)	—
Share-based compensation expense	20,000	20,584
Changes in operating assets and liabilities:
Accounts receivable, net	(30,350)	(7,271)
Inventories	(10,847)	(7,624)
Prepaid expense and other current and non-current assets	8,513	(13,675)
Accounts payable and accrued liabilities	16,416	15,222
Income tax payable/recoverable	(150)	(4,273)
Other liabilities	(644)	(1,863)

Net cash provided by operating activities	177,248	128,088

Investing activities:
Purchase of property and equipment	(20,935)	(5,873)
Proceeds from sale of property and equipment	456	2,615
Proceeds from maturities of securities available-for-sale	207,523	319,762
Purchase of securities available-for-sale	(198,756)	(289,003)

Net cash (used in) provided by investing activities	(11,712)	27,501

Financing activities:
Payment of debt	(110,775)	(207,842)
(Payments) proceeds from no net cost loan	(12,900)	350
Excess tax benefit from exercises of stock options	78	—
Proceeds from the issuance of common stock	13,827	719
Tax withholding paid on behalf of employees for restricted stock units	(2,471)	—
Restricted cash associated with financing activities	(183)	(439)
Repayment of capital lease obligations	(98)	(127)

Net cash used in financing activities	(112,522)	(207,339)

Net increase (decrease) in cash and cash equivalents	53,014	(51,750)
Effect of exchange rate changes on cash	594	262
Cash and cash equivalents at the beginning of the period	104,778	172,989

Cash and cash equivalents at the end of the period	158,386	$121,501

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company” or “RFMD”) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2010.
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company acquired an immaterial investment in a privately-held company in fiscal 2008 and accounted for it under the cost method. During the third quarter of fiscal 2011, this company was recapitalized and restructured, which increased RFMD’s ownership in this company to approximately 20%. As a result, RFMD adopted and applied the equity method of accounting to this investment retroactively pursuant to Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures” (“ASC 323”). The cumulative effect of this accounting change was immaterial to prior fiscal years, has increased the Company’s equity investment as of January 1, 2011 by approximately $0.6 million and has increased net income by approximately $0.1 million and $0.6 million for the three and nine months ended January 1, 2011, respectively.
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2010 was a 53-week fiscal year and as a result the nine months ended January 2, 2010 included 40 weeks compared to 39 weeks for the nine months ended January 1, 2011.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
2. NET INCOME PER SHARE
The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Numerator for basic and diluted net income per share:
Net income available to common shareholders	$36,686	$24,928	$100,424	$44,291
Plus: Income impact of assumed conversions for interest on 2010 convertible notes	—	298	27	1,498

Net income plus assumed conversion of notes — Numerator for diluted net income per share	$36,686	$25,226	$100,451	$45,789

Denominator:
Denominator for basic net income per share — weighted average shares	275,009	268,287	272,316	266,995
Effect of dilutive securities:
Employee stock options	9,143	4,963	6,756	4,365
Assumed conversion of 2010 convertible notes	—	12,657	421	22,427

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	284,152	285,907	279,493	293,787

Basic net income per share	$0.13	$0.09	$0.37	$0.17

Diluted net income per share	$0.13	$0.09	$0.36	$0.16

In the computation of diluted net income per share for the three and nine months ended January 1, 2011, outstanding stock options to purchase approximately 1.9 million shares and 11.4 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and nine months ended January 2, 2010, outstanding stock options to purchase approximately 17.1 million shares and 18.2 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the Company’s 1.50% convertible subordinated notes (the “2010 Notes”) and the conversion option of the 2010 Notes expired unexercised. As a result, the computation of diluted net income per share for the three months ended January 1, 2011 did not assume the conversion of the 2010 Notes. The computation of diluted net income per share for the nine months ended January 1, 2011 includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the Company’s 2010 Notes prior to their maturity on July 1, 2010 (a total of approximately 0.4 million shares).
The computation of diluted net income per share assumed the conversion of the 2010 Notes for both the three and nine months ended January 2, 2010.
The computation of diluted net income per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the $175 million initial aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”). Upon conversion

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
2. NET INCOME PER SHARE (continued)
of each $1,000 principal amount of 2012 Notes and 2014 Notes, a holder will receive in lieu of common stock, an amount in cash equal to the lesser of (1) $1,000 or (2) the conversion value. If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock. The Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable. Pursuant to the applicable indentures governing the 2012 Notes and 2014 Notes, the conversion value generally is determined as set forth below in Note 5 to the Condensed Consolidated Financial Statements. The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of January 1, 2011 is approximately 22.5 million shares (excluding an aggregate of $142.4 million principal amount of the Notes which were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	January 1, 2011	April 3, 2010
Raw materials	$37,183	$29,321
Work in process	43,614	46,208
Finished goods	52,643	46,980

Total inventories	$133,440	$122,509

4. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income for the Company consists of accumulated unrealized gains (losses) on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain. This amount is included as a separate component of shareholders’ equity. Comprehensive income is not materially different than net income for both the three and nine months ended January 1, 2011 and January 2, 2010.
5. DEBT
Debt balances at January 1, 2011 and April 3, 2010 are as follows (in thousands):

	January 1, 2011	April 3, 2010
Convertible subordinated notes due 2010, net of discount	$—	$9,944
Convertible subordinated notes due 2012, net of discount	90,091	173,747
Convertible subordinated notes due 2014, net of discount	110,302	105,499
Bank loan	6,975	6,739
No net cost credit line	—	12,900
Equipment term loan, net of discount	5,169	8,961

Subtotal	212,537	317,790
Less current portion	5,169	27,953

Total long-term debt	$207,368	$289,837

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
5. DEBT (continued)
Aggregate debt maturities as of January 1, 2011 are as follows (in thousands):

Fiscal Years
2011	$1,320
2012	3,849
2013	97,066
2014	—
2015 and thereafter	110,302

Total	$212,537

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
During the second quarter of fiscal 2011, the Company purchased and retired $100.0 million original principal amount of its 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million. The impact to the Company’s financial statements related to this purchase and retirement of the 2012 Notes was as follows as of January 1, 2011: (i) the principal balance was reduced to a balance of $97.7 million as of January 1, 2011 from a balance of $197.7 million as of April 3, 2010; (ii) the unamortized discount of the liability component is $7.7 million as of January 1, 2011 compared to $24.0 million as of April 3, 2010; (iii) the balance of the equity component is $27.6 million as of January 1, 2011 as compared to a balance of $31.3 million as of April 3, 2010; and (iv) non-cash interest expense is $1.4 million and $5.9 million for the three and nine months ended January 1, 2011, respectively, compared to non-cash interest expense of $2.7 million and $8.1 million for the three and nine months ended January 2, 2010, respectively.
During fiscal 2010, the Company purchased and retired $2.3 million original principal amount of 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $108.3 million as of January 1, 2011 (excluding $102.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $182.9 million as of January 2, 2010 (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired).
During fiscal 2010, the Company purchased and retired $7.8 million original principal amount of 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. During fiscal 2009, the Company purchased and retired $32.3 million principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
The 2014 Notes had a fair value on the PORTAL Market of $152.3 million as of January 1, 2011 and $118.2 million as of January 2, 2010 (both years excluded $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired).
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt — Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

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
No Net Cost Credit Line
In November 2008, the Company entered into an agreement with the securities firm that held the Company’s Level 3 auction rate securities (“ARS”) under which the securities firm gave the Company the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. As part of the agreement, the Company executed on a “no net cost” credit line option (Credit Line Agreement), which means that the interest that the Company owed on the credit line obligation would not exceed the interest that the Company receives on its Level 3 ARS, which were pledged as first priority collateral for this loan. Pursuant to the terms and conditions of the Credit Line Agreement, the Company borrowed up to 75% of the market value of its outstanding Level 3 ARS. In the first quarter of fiscal 2011, the Company executed on its right to sell its outstanding level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. The “no net cost” loan was repaid with a portion of the proceeds from the sale.
6. INCOME TAXES
Income Tax Expense
The Company’s provision for income taxes for the reporting periods ended January 1, 2011 and January 2, 2010 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three months ended January 1, 2011 was $3.6 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and tax expense related to the resolution of prior year tax issues in foreign jurisdictions. Income tax expense for the three months ended January 2, 2010 was $2.8 million, which is comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses.
Income tax expense for the nine months ended January 1, 2011 was $14.0 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. Income tax expense for the nine months ended January 2, 2010 was $9.4 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008, tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses.
The Company’s effective tax rate for the three months ended January 1, 2011 and January 2, 2010 was 8.9% and 10.2%, respectively. The Company’s effective tax rate for the third quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and resolution of prior year tax issues in foreign jurisdictions. The Company’s effective tax rate for the third quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. INCOME TAXES (continued)
The Company’s effective tax rate for the nine months ended January 1, 2011 and January 2, 2010, was 12.2% and 17.5%, respectively. The Company’s effective tax rate through the third quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, resolution of prior year issues in Japan and Germany, and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. The Company’s effective tax rate through the third quarter of fiscal 2010 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, settlement of the China Advance Pricing Agreement adjustments for calendar years 2006, 2007 and 2008, tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses.
Deferred Taxes
The Company intends to maintain a valuation allowance in the majority of its taxing jurisdictions until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations. The valuation allowance against net deferred tax assets has decreased by $15.6 million from the $132.1 million balance as of the end of fiscal 2010.
The Company has outstanding net operating loss carryforwards (“NOLs”) for domestic federal tax purposes and state loss carryovers that will begin to expire in fiscal 2012 and fiscal 2011, respectively, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with the Company’s acquisitions of Resonext Communications, Inc., Silicon Wave, Inc., and Sirenza Microdevices, Inc. The utilization of acquired assets may be subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. and German loss carryovers that carry forward indefinitely. The U.K. loss carryovers were acquired in connection with the acquisition of Filtronic Compound Semiconductors, Limited (Filtronic) and potentially are subject to limitation under U.K. tax provisions.
Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $31.8 million as of the end of fiscal 2010 to $33.9 million as of the end of the third quarter of fiscal 2011, with the change arising from a $2.8 million increase related to tax positions taken with respect to the current fiscal year and a decrease of $0.7 million (plus $0.2 million of accrued interest and $0.1 million of penalties) related to the expiration of statutes of limitations in jurisdictions where tax contingencies had been recorded in prior years.
Fiscal 2007 and subsequent tax years remain open for examination by the U.S. federal taxing authorities. Other material jurisdictions that are subject to examination by tax authorities are North Carolina (fiscal 2009 through present), California (fiscal 2006 through present), the U.K. (fiscal 2002 through present), Germany (calendar year 2005 through present), and China (calendar year 2000 through present).
7. RESTRUCTURING
During the second half of fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses primarily due to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company also outsourced certain non-core manufacturing operations and consolidated the Shanghai test and assembly operations with its primary test and assembly facility in Beijing, China. The Company recorded restructuring charges in “other operating expense” of approximately $0.1 million and $0.4 million for the three and nine months ended January 1, 2011, primarily related to ongoing costs for the Company’s leased facilities. For the three and nine months ended January 2, 2010, the Company recorded restructuring charges of approximately $0.3 million and $2.6 million related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
7. RESTRUCTURING (continued)
termination costs. The Company has incurred restructuring charges of approximately $70.3 million since the initiation of this restructuring in fiscal 2009. The restructuring relating to the adverse macroeconomic business environment is substantially complete and the Company expects to incur approximately $3.6 million of additional restructuring charges associated with the ongoing costs for the Company’s leased facilities. The current and long-term restructuring obligations totaled $8.8 million and $9.7 million at January 1, 2011 and April 3, 2010, respectively, and primarily relate to the Company’s leased facilities.
In the first quarter of fiscal 2009, the Company initiated a restructuring to reduce or eliminate its investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities. Additionally, the Company consolidated its production test facilities in an effort to reduce cycle time, better serve its customer base and improve its overall profitability. As part of this restructuring, the Company reduced its global workforce by approximately 10 percent. The Company recorded restructuring charges in “other operating expense” of less than $0.1 million for both the three and nine months ended January 1, 2011, primarily related to ongoing costs for the Company’s leased facilities. For the three and nine months ended January 2, 2010, the Company recorded restructuring charges of approximately $0.2 million and $1.0 million related to one-time employee termination benefits, impaired assets (including property and equipment) and lease and other contract termination costs. The Company has incurred a total of $48.0 million since the initiation of this restructuring in fiscal 2009. The fiscal 2009 restructuring to reduce or eliminate investments in wireless systems is substantially completed. The Company expects to incur approximately $1.2 million of additional restructuring charges associated with the ongoing costs of the Company’s leased facilities. The current and long-term restructuring obligations totaled $1.2 million and $1.6 million at January 1, 2011 and April 3, 2010, respectively, and relate to the Company’s leased facilities.
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Available-For-Sale
The following is a summary of available-for-sale securities as of January 1, 2011 and April 3, 2010 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
January 1, 2011
U.S. government/agency securities	$145,891	$13	$(1)	$145,903
Auction rate securities	2,150	—	—	2,150
Money market funds	63,606	—	—	63,606

	$211,647	$13	$(1)	$211,659

April 3, 2010
U.S. government/agency securities	$134,897	$5	$(20)	$134,882
Auction rate securities	2,175	—	—	2,175
Money market funds	40,593	—	—	40,593

	$177,665	$5	$(20)	$177,650

The estimated fair value of available-for-sale securities was based on the prevailing market values on January 1, 2011 and April 3, 2010. We determine the cost of an investment sold based on the specific identification method.
There were no gross realized gains or losses recognized on available-for-sale securities for the three months ended January 1, 2011. For the nine months ended January 1, 2011, gross realized gains and losses recognized on available-for-sale securities were insignificant. Less than $0.1 million gross realized gains on available-for-sale securities were included in earnings in the three and nine months ended January 2, 2010.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
No available-for-sale investments were in a continuous unrealized loss position as of January 1, 2011. The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months as of April 3, 2010 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $83.9 million.
The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	January 1, 2011		April 3, 2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$209,497	$209,509	$175,490	$175,475
Due after ten years	2,150	2,150	2,175	2,175

Total investments in debt securities	$211,647	$211,659	$177,665	$177,650

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
8. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of January 1, 2011 and April 3, 2010 (in thousands):

		Quoted Prices In
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

January 1, 2011
U.S. government/agency securities	$145,903	$145,903	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	63,606	63,606	—	—

	$211,659	$209,509	$2,150	$—

April 3, 2010
U.S. government/agency securities	$134,882	$134,882	$—	$—
Auction rate securities	19,423	—	2,175	17,248
Put option	2,302	—	—	2,302
Money market funds	40,593	40,593	—	—

	$197,200	$175,475	$2,175	$19,550

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.
As of April 3, 2010, the Company’s Level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which were municipalities of various U.S. state governments. These Level 3 ARS were not liquid and the fair values of the student loan ARS could not be estimated based on observable market prices. The Company estimated the Level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by Federal Family Education Loan Program (“FFELP”) of the underlying student loans.
In the third quarter of fiscal 2009, the Company accepted a settlement agreement with the securities firm from which the Company purchased all of its Level 3 ARS. The securities firm had reached a settlement with the SEC and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain clients holding ARS. In accordance with this settlement, the securities firm agreed for the Company to have the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010, through July 2, 2012. In addition, the securities firm agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding Level 3 ARS pending the securities firm’s purchase of the Company’s ARS. The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, is a registered, nontransferable security and was accounted for as a put option. The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.

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
During the nine months ended January 1, 2011, the changes in the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate Securities	Put Option
Level 3 balance at April 3, 2010	$17,248	$2,302
Settlement of ARS (first quarter of fiscal 2011)	(17,248)	(2,302)

Level 3 balance at January 1, 2011	$—	$—

Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any non-financial assets or liabilities measured at fair value during the nine months ended January 1, 2011. For the three and nine months ended January 2, 2010, the Company recorded an impairment of $0.1 million and $0.7 million, respectively, of certain property and equipment. As of January 2, 2010, the fair value of these impaired assets was estimated to be $0.3 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.
Financial Instruments Not Recorded at Fair Value
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value as of January 1, 2011 and April 3, 2010. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the fair value of our debt instruments.
9. SUBSEQUENT EVENT
On January 25, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of its outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions.

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
We are a global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network or WiFi, cable television (CATV)/broadband and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
THIRD QUARTER FISCAL 2011 FINANCIAL HIGHLIGHTS:
•	Quarterly revenue increased by 11.4% as compared to the corresponding quarter of fiscal 2010. Sales of our cellular products increased year-over-year driven primarily by our customer diversification initiatives and increased demand for new and existing products. In addition, sales of our multi-market products increased year-over-year primarily due to an increase in demand for a broad range of wireless and wired applications.

•	Gross margin for the quarter was 37.0% as compared to 36.4% in the corresponding quarter of fiscal 2010. The improvement in gross margin reflected improved factory utilization, improved pricing on externally-sourced materials and the transition to new products with an improved cost structure. These improvements were partially offset by erosion in average selling prices.

•	Operating income was $43.3 million for the third quarter of fiscal 2011 as compared to $33.6 million for the corresponding quarter of fiscal 2010. Our operating income increased as a result of an increase in revenue and an increase in gross profit.

•	Cash flow from operations was $63.3 million for the third quarter of fiscal 2011 as compared to $44.5 million for the third quarter of fiscal 2010. This year-over-year increase was primarily attributable to improved profitability and an increase in cash receipts associated with value added tax (VAT) refunds from China.

•	Inventory totaled $133.4 million at January 1, 2011, reflecting turns of 5.3 as compared to $121.5 million and turns of 5.2 at January 2, 2010.
The following tables present a summary of our results of operations for the three and nine months ended January 1, 2011 and January 2, 2010. Our fiscal 2011 year consists of 52 weeks compared to our fiscal 2010 year which consisted of 53 weeks. This additional week in fiscal 2010 impacts the year-over-year analysis as the nine months ended January 2, 2010 included 40 weeks compared to 39 weeks for the nine months ended January 1, 2011.

	Three Months Ended
	January 1,	% of	January 2,	% of	Increase	Percentage
(In thousands, except percentages)	2011	Revenue	2010	Revenue	(Decrease)	Change

Revenue	$278,794	100.0%	$250,271	100.0%	$28,523	11.4%
Cost of goods sold	175,705	63.0	159,081	63.6	16,624	10.5
Research and development	33,920	12.2	32,997	13.2	923	2.8
Marketing and selling	14,621	5.2	13,821	5.5	800	5.8
General and administrative	11,036	4.0	9,496	3.8	1,540	16.2
Other operating expense	192	0.1	1,288	0.5	(1,096)	(85.1)

Operating income	$43,320	15.5%	$33,588	13.4%	9,732	29.0

	Nine Months Ended
	January 1,	% of	January 2,	% of	Increase	Percentage
(In thousands, except percentages)	2011	Revenue	2010	Revenue	(Decrease)	Change

Revenue	$838,430	100.0%	$717,568	100.0%	$120,862	16.8%
Cost of goods sold	524,280	62.5	460,827	64.2	63,453	13.8
Research and development	105,626	12.6	103,477	14.4	2,149	2.1
Marketing and selling	44,083	5.3	42,131	5.9	1,952	4.6
General and administrative	36,941	4.4	37,429	5.2	(488)	(1.3)
Other operating expense	1,229	0.1	3,937	0.6	(2,708)	(68.8)

Operating income	$126,271	15.1%	$69,767	9.7%	56,504	81.0

REVENUE
Our revenue increased materially during the three and nine months ended January 1, 2011, as compared to the corresponding periods of fiscal 2010. For the quarter, sales of our cellular products increased year-over-year driven primarily by our customer diversification initiatives and increased demand for new and existing products. In addition, sales of our multi-market products increased primarily due to an increase in demand for a broad range of wireless and wired applications. During the first nine months of fiscal 2011, our customer diversification strategy continued to help reduce our percentage of sales to our largest customer and increase our market share elsewhere, particularly with customers throughout Asia.
International shipments (based on the “bill to” address of the customer) were $234.2 million and accounted for 84.0% of revenue for the three months ended January 1, 2011, compared to $212.6 million and 84.9% of revenue for the three months ended January 2, 2010. For the nine months ended January 1, 2011, international shipments were $717.5 million, or 85.6% of revenue, compared to $609.6 million, or 85.0% of revenue, for the nine months ended January 2, 2010.
OPERATING INCOME
Operating income was $43.3 million and $126.3 million for the three and nine months ended January 1, 2011, respectively, compared to operating income of $33.6 million and $69.8 million for the three and nine months ended January 2, 2010, respectively. Our operating income increased primarily due to an increase in revenue and an increase in gross profit. Our operating expenses for the three and nine months ended January 1, 2011 increased slightly as compared to the three and nine months ended January 2, 2010.
Cost of Goods Sold
Our cost of goods sold for the three and nine months ended January 1, 2011 decreased as a percentage of revenue primarily due to improved factory utilization, improved pricing on externally-sourced materials and the transition to new products with an improved cost structure. These improvements to our gross margin were partially offset by erosion in average selling prices.
Operating Expenses
Research and development, marketing and selling and general and administrative expenses for the three and nine months ended January 1, 2011 increased slightly in absolute dollars as compared to the three and nine months ended January 2,

2010. These expenses totaled 21.4% of revenue and 22.3% of revenue for the three and nine months ended January 1, 2011 as compared to 22.5% of revenue and 25.5% of revenue for the three and nine months ended January 2, 2010.
Other Operating Expense
Other operating expenses decreased primarily due to lower restructuring charges. In the three and nine months ended January 1, 2011, we recorded restructuring charges of approximately $0.1 million and $0.4 million related to lease and other contract termination costs. We recorded restructuring charges of approximately $0.5 million and $3.6 million for the three and nine months ended January 2, 2010, respectively, related to one-time employee termination expenses, impaired assets and lease and other contract termination costs (see Note 7 to the Condensed Consolidated Financial Statements).
OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
	January 1,	January 2,	January 1,	January 2,
(In thousands)	2011	2010	2011	2010
Interest expense	$(3,800)	$(5,863)	$(13,329)	$(18,537)
Interest income	124	317	619	1,063
(Loss) gain on retirement of convertible subordinated notes	—	(408)	(1,646)	1,540
Other income (expense)	642	126	2,505	(139)
Income tax expense	(3,600)	(2,832)	(13,996)	(9,403)
Interest Expense
Interest expense decreased for the three and nine months ended January 1, 2011 as compared to the three and nine months ended January 2, 2010, primarily due to the purchase and early retirement of $100 million original principal amount of the 2012 Notes in the second quarter of fiscal 2011 and the purchase and early retirement of $197.0 million original principal amount of the 2010 Notes in the third quarter of fiscal 2010. In addition, the remaining $10.0 million balance of our 2010 Notes matured and was repaid on July 1, 2010.
Our interest expense included cash interest of $0.7 million and $2.6 million for the three and nine months ended January 1, 2011, respectively, compared to cash interest of $1.5 million and $5.2 million for the three and nine months ended January 2, 2010, respectively.
Interest Income
Interest income decreased due to a lower average balance of total investments coupled with lower prevailing interest rates.
(Loss) Gain on the Retirement of Convertible Subordinated Notes
In the second quarter of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million as a result of applying ASC 470-20. In the first quarter of fiscal 2010, we purchased and retired an aggregate of $10.0 million original principal amount of the 2012 Notes and 2014 Notes, which resulted in a gain of approximately $1.9 million as a result of applying ASC 470-20. In the third quarter of fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write off of the unamortized discount and debt issuance costs. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.
Other Income (Expense)
The increase in other income (expense) for the three and nine months ended January 1, 2011 is primarily related to the foreign currency exchange rate impact on our Renminbi (or Yuan) and Euro denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.
Income Taxes
Our provision for income taxes for the reporting periods ended January 1, 2011 and January 2, 2010 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

Income tax expense for the three months ended January 1, 2011 was $3.6 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and tax expense related to resolution of prior year tax issues in foreign jurisdictions. Income tax expense for the three months ended January 2, 2010 was $2.8 million, which is comprised primarily of tax expense related to domestic and international operations, offset by tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses.
Income tax expense for the nine months ended January 1, 2011 was $14.0 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances, and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. Income tax expense for the nine months ended January 2, 2010 was $9.4 million, which is comprised primarily of tax expense related to domestic and international operations offset by a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances, tax expense related to finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006, 2007 and 2008, tax expense related to the settlement of the North Carolina audit of fiscal 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses.
We intend to maintain a valuation allowance until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations. The valuation allowance against net deferred tax assets has decreased by $15.6 million from the $132.1 million balance as of the end of fiscal 2010.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of January 1, 2011, we had working capital of approximately $480.9 million, including $158.4 million in cash and cash equivalents, compared to working capital of approximately $356.4 million at January 2, 2010, including $121.5 million in cash and cash equivalents. As of January 1, 2011, our total cash, cash equivalents and short-term investments balance exceeded our remaining principal amount of 2012 Notes and 2014 Notes by $71.6 million.
On January 25, 2011, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions.
Cash Flows from Operating Activities
Operating activities for the nine months ended January 1, 2011 generated cash of $177.2 million, compared to $128.1 million for the nine months ended January 2, 2010. This year-over-year increase was primarily attributable to improved profitability and an increase in cash receipts associated with value added tax (VAT) refunds from China.
Cash Flows from Investing Activities
Net cash used by investing activities for the nine months ended January 1, 2011 was $11.7 million, compared to net cash provided by investing activities of $27.5 million for the nine months ended January 2, 2010. The decrease in cash provided by investment activities was primarily due to lower investment activity, lower proceeds from maturities of available-for-sale securities and increased capital expenditures related to the expansion of our manufacturing capacity during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. Our capital expenditures totaled $20.9 million for the nine months ended January 1, 2011 compared to $5.9 million for the nine months ended January 2, 2010.
Cash Flows from Financing Activities
Net cash used in financing activities was $112.5 million for the nine months ended January 1, 2011, compared to $207.3 million for the nine months ended January 2, 2010. This decrease in cash used in financing activities was primarily due to lower repayment of debt. During the second quarter of 2011 we purchased and retired $100.0 million original principal amount of the 2012 Notes for $97.0 million. During the first quarter of fiscal 2011 we also repaid the $12.9 million balance of a “no net cost” loan (see Note 5 to the Condensed Consolidated Financial Statements). In addition, the remaining $10.0 million balance of our 2010 Notes matured and was paid on July 1, 2010. During the third quarter of fiscal 2010 we purchased and retired $197.0 million original principal amount of the 2010 Notes for $197.0 million. During the first quarter of fiscal 2010, we paid approximately $6.6 million related to the purchase and retirement of a portion of our 2012 Notes and 2014 Notes.
COMMITMENTS AND CONTINGENCIES
Equipment Term Loan During fiscal 2007, we entered into a $25.0 million equipment term loan at an interest rate of 7.87%. We used the proceeds primarily for wafer fabrication and assembly expansions. As of January 1, 2011, the outstanding balance of this loan was approximately $5.2 million.
In connection with our equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current-and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of January 1, 2011, we were in compliance with our equipment term loan debt covenants.
Convertible Debt During April 2007, we completed the private placement of the 2012 Notes and the 2014 Notes. The net proceeds of the offering were approximately $366.2 million after the payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million.
In the second quarter of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million. During fiscal 2010, we purchased and retired $2.3 million original principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. As of January 1, 2011, the 2012 Notes had a fair value of $108.3 million (excluding $102.3 million of the original principal amount of the 2012 Notes that were purchased and retired) and $182.9 million as of January 2, 2010 (excluding $2.3 million of the original principal amount of the 2012 Notes that were purchased and retired).
During fiscal 2010, we purchased and retired $7.8 million original principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. In addition, during fiscal 2009, we purchased and retired $32.3 million original principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million. The 2014 Notes had a fair value of $152.3 million as of January 1, 2011 and $118.2 million as of January 2, 2010 (both years excluded $40.1 million of the original principal amount of the 2014 Notes that were purchased and retired).
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
Convertible Debt Obligations The following table summarizes our convertible debt obligations, including interest, as of January 1, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

		Payments Due By Period (in thousands)
		Total	Less than			More than
	Par Value	Payments	1 year	1-3 years	3-5 years	5 years

Convertible subordinated notes due 2012	$97,748	$98,848	$733	$98,115	$—	$—
Convertible subordinated notes due 2014	134,901	139,623	1,349	2,698	135,576	—

Total convertible debt	$232,649	$238,471	$2,082	$100,813	$135,576	$—

Capital Commitments At January 1, 2011, we had short-term capital commitments of approximately $2.6 million.
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
There have been no material changes to our market risk exposures during the third quarter of fiscal 2011. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

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

ITEM 6.	EXHIBITS.

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of January 1, 2011 and April 3, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended January 1, 2011 and January 2, 2010; (iii) the Condensed Consolidated Statements of Income for the nine months ended January 1, 2011 and January 2, 2010; (iv) the Consolidated Statements of Cash Flows for the nine months ended January 1, 2011 and January 2, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: February 9, 2011	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate Vice President of Administration and Secretary (Principal Financial Officer)

Date: February 9, 2011
/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of January 1, 2011 and April 3, 2010; (ii) the Condensed Consolidated Statements of Income for the three months ended January 1, 2011 and January 2, 2010; (iii) the Condensed Consolidated Statements of Income for the nine months ended January 1, 2011 and January 2, 2010; (iv) the Consolidated Statements of Cash Flows for the nine months ended January 1, 2011 and January 2, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.