Form 10-K
period 2011-04-02
RF MICRO DEVICES INC
filed 2011-06-01
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-22511
RF Micro Devices, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	56-1733461
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7628 Thorndike Road
Greensboro, North Carolina	27409-9421
(Address of principal executive offices)	(Zip Code)
(336) 664-1233
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value (Preferred	The NASDAQ Stock Market LLC
Share Purchase Rights are attached to	(NASDAQ Global Select Market)
and trade with the Common Stock)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,652,710,747 as of October 2, 2010. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 276,859,815 shares of the registrant’s common stock outstanding as of May 13, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2011 annual meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended April 2, 2011.

RF MICRO DEVICES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 2, 2011

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
PART I
We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2011 and 2009 were 52-week years and fiscal year 2010 was a 53-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.
Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.
ITEM 1. BUSINESS.
Introduction
RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses many semiconductor process technologies, which we access through both internal and external resources. We are a leading manufacturer of gallium arsenide (GaAs)-based and gallium nitride (GaN) compound semiconductors for RF applications. We access silicon-based technologies and a small percentage of GaAs through external foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.
In fiscal 2011, our Cellular Products Group (CPG) supplied cellular components to the majority of the handset industry’s original equipment manufacturers (OEMs) and collaborated with the handset industry’s leading baseband manufacturers, as the reference designs of these baseband manufacturers are utilized by both OEMs and original design manufacturers (ODMs). CPG is a leading supplier of cellular components, such as power amplifier (PA) modules, transmit modules and cellular switches, which perform various functions in the cellular front end section located between the transceiver and the antenna. CPG is also a growing supplier of switch-based content in the cellular front end section, including antenna switch modules, switch filter modules and switch duplexer modules, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular components into handsets and other mobile data connected devices, such as USB modems, netbooks, notebooks and tablets.
Our Multi-Market Products Group (MPG) supplies a broad range of RF components for multiple applications in the communications, industrial and aerospace/defense industries. MPG also provides foundry services for GaN and

GaAs wafer production. Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi, worldwide interoperability microwave access (WiMAX), CATV wireline infrastructure and optical access for hybrid-fiber coaxial (HFC) networks. Industrial applications include Smart Energy/AMI, private mobile radio and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare as well as commercial/military space communications. MPG serves a diversified, global customer base.
During fiscal 2008 and fiscal 2009, we completed three strategic acquisitions. In fiscal 2008, we acquired Sirenza Microdevices, Inc. (Sirenza) to significantly expand our product portfolio, diversify our customer base, enhance our profitability and increase our revenue growth opportunities. We also acquired Filtronic Compound Semiconductors, Limited (Filtronic) in fiscal 2008 to reduce our GaAs sourcing costs, increase our GaAs capacity (with the addition of a high-volume, state-of-the-art GaAs wafer fabrication facility, which we also refer to as a fab), reduce our capital expenditures, and expand our product portfolio of multi-market products. In fiscal 2009, we completed the acquisition of Universal Microwave Corporation (UMC). UMC designs and manufactures high-performance RF oscillators and synthesizers primarily for point-to-point radios, CATV head-end equipment and military communications radio markets. The acquisitions of Sirenza, Filtronic and UMC have furthered our strategic efforts in support of diversification and profitable growth.
In fiscal 2009, we announced a strategic restructuring that leveraged our leadership in RF components and compound semiconductor technologies. As part of the restructuring, we reduced or eliminated our investments in wireless systems, including cellular transceivers and global positioning systems (GPS) solutions. We initiated the restructuring in order to focus on our RF component and compound semiconductor opportunities, including cellular front ends and other components in CPG and our expanding portfolio of RF components in MPG. We are supporting cellular transceivers already in production, although we expect cellular transceiver sales volumes and revenues will be significantly lower in fiscal 2012 as compared to fiscal 2011.
Also in fiscal 2009, we initiated a separate restructuring to reduce manufacturing capacity and costs and operating expenses, due primarily to lower demand for our products resulting from the global economic slowdown. As part of the restructuring, we decreased our workforce, impaired certain property and equipment and reduced our fixed manufacturing and operating expenses. The restructuring activities implemented in fiscal 2009 substantially enhanced our profitability in fiscal years 2010 and 2011.
Industry Overview
Our business is diversified across multiple industries. The cellular handset industry is our largest market and is characterized by large unit volumes.
The largest segment by volume is comprised of voice phones and feature phones operating on 2G networks, and during fiscal 2011, the majority of our cellular sales were into 2G devices. In fiscal 2012, we expect our sales into smartphones to grow significantly, driven by market share gains and growth in the underlying market.
The smartphone segment is growing faster than the overall cellular handset industry. Rapidly increasing demand for internet access, email, social media, video sharing, and other mobile applications is prompting feature phone and mid-tier smartphone users to migrate increasingly to more complex, high-end smartphones. Similarly, in Asia and in other geographies, the expanding availability of broadband cellular infrastructure is prompting users of basic voice phones and feature phones to migrate increasingly to more complex mid-tier smartphones.
Smartphones, whether mid-tier or high-end, typically contain more RF content than basic or feature phones. Smartphones support 2G, 3G and increasingly 4G air interface standards, require multiple frequency bands for broad geographic coverage, and target higher performance specifications. With smartphones growing faster than the overall handset market and containing more RF content, our addressable cellular market is expected to grow faster than the overall handset market.
The RF content is also growing rapidly in notebook computers, tablets, and machine-to-machine (M2M) data devices. In notebook computers, the broad availability of high speed 3G and 4G networks is increasing the demand for cellular functionality. Similarly, the growing popularity of tablets for mobile data communication and content consumption is increasing the demand for 3G, 4G and WiFi connectivity in this segment. Finally, M2M devices are increasingly integrating cellular content for a growing number of applications, including automotive, smart grid and electricity utilities, water utilities, medical, fleet management, and point-of-sale.

Beyond handsets, RFMD serves additional growth markets that are benefiting from the increasing demand for high data rate applications. In CATV infrastructure, the rapid growth in consumer data usage, primarily through high definition television (HDTV), as well as Internet protocol television (IPTV), voice over Internet protocol (VoIP) and increases in Internet traffic, is driving market growth and placing increased emphasis on product performance, integration and power consumption. In cellular infrastructure, the expanding data traffic loads on networks are increasing the requirements for more, and faster, wireless backhaul systems (such as remote radio heads), that connect cellular base stations to switching centers. Also in cellular infrastructure, efforts to reduce energy consumption and lower carriers’ operating budgets are placing greater value on higher efficiency RF power amplifiers. There is also strong growth in Smart Energy/AMI systems, which are increasingly implemented using the Zigbee™ standard or other technologies requiring integrated RF components.
Across our customers’ diversified industries, their end-market products continue to increase in complexity and RF content. This is expanding our addressable market and increasing our opportunities to deliver more highly integrated, higher value solutions. At the same time, we are leveraging our core capabilities, including scale manufacturing, advanced packaging capabilities and deep systems-level integration expertise, to target a greater number of applications and market opportunities.
Strategy
RFMD is leveraging our leadership in RF components and compound semiconductor technologies across multiple industries to capitalize on global macro trends related to mobility, broadband connectivity and energy conservation.
We employ a product leadership strategy and leverage core capabilities in design expertise, manufacturing scale, and process and packaging technology to meet or exceed our customers’ highly complex requirements related to amplification, switching, filtering, and other RF and non-RF functionality. In many instances, we enjoy synergies across markets and applications that enable us to leverage our scale advantage.
We are sharply focused on profitable growth and diversification, and we are developing and launching hundreds of innovative new and derivative products each year to expand our presence in existing and new markets and to diversify our revenue base.
We believe our investments in industry-leading manufacturing scale, deep systems-level expertise, and broad technology and product portfolios position us to be a leading beneficiary of the increasing RF complexity in the transmit and receive chains of wireless and wired broadband applications.
Markets
We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for the following commercial, industrial, military, aerospace and other markets in both wireless and wired communications applications.
Aerospace and Defense – A&D markets in which we compete include high power, high reliability and high frequency devices that are used primarily in radar and communications equipment.
Broadband Components – This market is comprised of several segments that relate to cable and broadband transmission and consumer electronics markets. Major products include CATV hybrid-based amplifiers, which boost voice and data signals over established cable lines.
Cellular Devices – In cellular applications, communication is established through mobile devices by making a connection with a base station via RF channels. The ability of the mobile device to maintain this connection over a long distance and for long periods of time is significantly impacted by the performance of the RF section of the device. We provide the critical products in the RF section of mobile devices, including PA modules, transmit modules, RF power management integrated circuits (ICs) and RF switches for various applications in the handset.
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
Wireless Connectivity – Wireless connectivity involves the transmission and reception of data, such as e-mail, faxes, computer files, Internet content and voice, by computers and mobile devices via RF signals rather than wireline connections. We compete in both the WiFi and WiMAX wireless connectivity markets and in the Smart Energy/AMI market. The most basic AMI systems provide a way for a utility company to measure customer usage remotely without touching or physically reading a meter. More sophisticated AMI systems have data links to major household appliances to enable measurement and control. WiFi is used primarily for short-range home or office network applications in personal computers, gaming platforms, tablets and smartphones. WiFi is also used in wireless access points, such as those used in wireless hotspots. WiMAX is a technology that is complementary to WiFi and is intended for longer-range applications, providing a fixed or mobile broadband wireless link for homes, mobile computers, phones or other broadband platforms.
Other Markets – Through our MPG, we service over 20 end-markets. In addition to the primary markets above, we supply components for automotive, optical access, wireless media, wireless consumer premise equipment, test and measurement, medical and scientific, gaming, industrial radios, security systems, satellite radio, microwave communications, interactive toys, PC modem cards, keyless entry, handheld devices used for point-of-sale and other applications. In fiscal 2010, we announced the availability of our GaN foundry services, and in fiscal 2011, we announced the expansion of our foundry services to include molecular beam epitaxy (MBE) products and services (utilizing our Greensboro facilities). In fiscal 2011, we also announced the expansion of our foundry services to include GaAs pseudomorphic high electron mobility transistor (pHEMT) technologies, which will be manufactured in our United Kingdom (U.K.) fab.
Manufacturing
We have a global supply chain that routinely ships millions of units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are a leading supplier of RF components and a leading manufacturer of compound semiconductors (e.g., GaAs HBT, GaAs pHEMT, GaN) for RF applications.
Our GaAs products generally incorporate a transistor layer, which is grown on the GaAs wafer using a MBE or a metal organic chemical vapor deposition (MOCVD) process. Our GaN products generally incorporate a transistor layer, which is grown on the silicon carbide (SiC) wafer using a MOCVD process. We operate an MBE facility in North Carolina, and we grow the majority of our GaAs starting material in this facility. All MOCVD-based starting material is outsourced. Also, certain unique, but low-volume GaAs technologies (which support our MPG business) are outsourced.
Once the GaAs or GaN starting material is produced or purchased, the wafers are sent to one of our fabs, where semiconductor devices are manufactured through a series of manufacturing steps. We operate a six-inch wafer fab located in Greensboro, North Carolina, for GaAs wafer production and production of three-inch GaN wafers, and we operate a six-inch wafer fab located in Newton Aycliffe, U.K. Once the semiconductor manufacturing is complete, the wafers are singulated, or separated, into individual units called die.
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
In fiscal 2010, we consolidated our Shanghai assembly and test operations with our Beijing assembly and test facility, and achieved the expected reduction in manufacturing costs by the end of December 2009. In fiscal 2011, we increased our module assembly and test capacity in China to support increased demand.

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
Products and Applications
We offer a broad line of products that range from single-function components to highly integrated circuits and multi-chip modules (MCMs). Our ICs include gain blocks, low noise amplifiers (LNAs), PAs, receivers, transmitters, transceivers, modulators, demodulators, attenuators, switches, frequency synthesizers and voltage-controlled oscillators (VCOs). Our MCM products include PA modules, switch-filter modules, active antenna products, VCOs, phase-locked loops (PLLs), coaxial resonator oscillators (CROs), active mixers, variable gain amplifiers, hybrid amplifiers, power doublers and optical receivers. Our passive components include splitters, couplers, mixers and transformers, as well as isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications. Our products employ a broad array of semiconductor process technologies, including GaAs, GaN, silicon complementary metal oxide semiconductor (CMOS) and silicon germanium (SiGe).
Raw Materials
We purchase numerous raw materials and parts, such as passive components and substrates, from external suppliers. We currently use independent foundries to supply all of our silicon-based requirements. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, manufacturing yields, quality and fabrication costs. In order to minimize our risk associated with external suppliers, we routinely qualify multiple sources of supply and closely monitor suppliers’ key performance indicators.
Customers
Sales to our largest customer, Nokia, represented approximately 39% of our total revenue in fiscal 2011 as compared to 55% of our total revenue in fiscal 2010. We have continued to expand our customer base and have reduced our dependence on any one customer. MPG sales grew approximately 30% in fiscal 2011 as compared to fiscal 2010, and CPG sales (excluding our largest customer) grew by approximately 50% during the same period. We expect to continue to focus on customer diversification in fiscal 2012. We expect Nokia to continue to decline as a percent of total annual revenue, driven by market share gains at cellular customers throughout the world, and growth in MPG.
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
Research and Development
Our research and development activities provide us with the necessary technologies and products to maintain leadership in the wireless communications market and to leverage and extend our capabilities into other markets. We conduct research and development activities focused on enabling longer-term, leading-edge products for our core markets as well as activities associated with developing new technologies for emerging high growth markets.
To extend our leadership position in compound semiconductor technologies, we have developed several generations of GaAs HBT and pHEMT process technologies for cellular and multi-market applications that we can manufacture in our North Carolina and U.K. fabrication facilities. During fiscal 2011, we made significant progress in the development of a high-performance power pHEMT technology that is expected to enable state-of-the-art efficiencies for our future cellular power amplifiers. We also continued to develop a next-generation backend technology that will be applied to both HBT and pHEMT processes to increase integration, reduce die size and improve performance.
We continue to develop and release new GaN-based products and invest in new GaN process technologies to exploit GaN’s performance advantages across existing and new product categories. The inherent wide band gap, high electron mobility, and high breakdown voltage characteristics of GaN semiconductor devices offer significant performance advantages versus competing technologies. Last year we qualified and production released our second GaN semiconductor process, which has optimized linearity performance. Current RF/microwave GaN process technology development is focused on a third generation technology that optimizes gain and efficiency and incorporates our latest process improvements for improved repeatability and yield. We are also developing other advanced GaN process technologies that target other applications where we anticipate GaN devices will provide a disruptive performance advantage and deliver meaningful energy savings in end-market products.
We continue to develop and qualify technologies made available to us from key suppliers where we can leverage our proprietary design methods, intellectual property (IP), and unique expertise to improve performance, reduce size or reduce the cost of our products. During fiscal 2011, we increasingly used silicon-on-insulator (SOI) technology in our expanding portfolio of RF power switch products. Additionally, we released several innovative SOI-based RF attenuators that provide a substantial reduction in complexity and improved performance when compared to conventional, discrete product approaches.
In the area of packaging technologies, we are developing and qualifying copper-based packaging technologies that allow us to improve performance and reduce or replace gold in our products. We also developed, qualified and began production of our first products using wafer level chip scale packaging (WLCSP) technology. WLCSP technology eliminates wire bonds, reduces the size and component height, and represents a lower cost packaging alternative for many of our products.
During fiscal 2011, we made progress in our concentrated photovoltaic (CPV) solar cell development program. Working with the U.S. Department of Energy’s National Renewable Energy Laboratory (NREL), we demonstrated world-class performance for dual-junction solar cells manufactured in our high volume six-inch GaAs wafer production facility. We have leveraged our extensive knowledge in high volume test and semiconductor device reliability testing to develop CPV device characterization and reliability test capabilities that are unique within the PV industry. We believe that our high-volume semiconductor production facilities and manufacturing experience will enable low-cost production of high efficiency CPV cells to meet the expanding global needs for clean renewable energy.
In fiscal years 2011, 2010, and 2009, we incurred approximately $141.1 million, $139.0 million and $170.8 million, respectively, in research and development expenses. Primarily as a result of our strategic decision to reduce or eliminate our investment in wireless systems during fiscal 2009, research and development headcount and spending dollars decreased in fiscal 2010. We are continuing to invest in new RF component products and new process technologies in support of our growth and diversification goals.
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
Our business, including a significant percentage of our patents, is focused on RF communication devices, components, sub-components, systems, software and processes. The duration of our most relevant patents is sufficient to support our business, especially in view of the limited market life of many of our products. As we improve upon existing products and invent new ones, patents are acquired to further enhance our return on investment in products that utilize these inventions.
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
Seasonality
Sales of our products are often subject to seasonal fluctuations. This primarily reflects the seasonal demand fluctuations for the end-products, such as mobile handsets, that incorporate our components. If anticipated sales or shipments do not occur when expected, expenses and inventory levels in that quarter can be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, may be adversely affected.
Backlog
Due to industry practice and our experience, we do not believe that backlog as of any particular date is indicative of future results. Our sales are the result of consumption of standard and custom products from RFMD-owned finished goods inventory at certain customers’ “hub” locations and from purchase orders for delivery of standard and custom products. The quantities projected for consumption of hub inventory and quantities on purchase orders, as well as the shipment schedules, are frequently revised within agreed-upon lead times to reflect changes in the specific customer’s needs. As industry practice allows customers to cancel orders with limited advance notice prior to shipment, and with little or no penalty, we believe that backlog as of any particular date may not be a reliable indicator of our future revenue levels.
Employees
On April 2, 2011, we had 3,726 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled technical, marketing and management personnel. Competition for such personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our European-based employees (less than 5% of our global workforce as of April 2, 2011) are subject to collective bargaining-type arrangements, and we have never experienced any work stoppage. We believe that our current employee relations are good.
Geographic Financial Summary
A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Sales:
United States	$156,746	$151,673	$159,885
International	895,010	826,720	726,621

Long-lived tangible assets:
United States	$148,745	$178,012	$224,461
International	60,733	69,073	90,666
Sales for geographic disclosure purposes are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of our products. Of our total international revenue for fiscal 2011, approximately 40% ($418.2 million) was attributable to customers in China, 14% ($144.9 million) was attributable to customers in Taiwan, 14% ($143.4 million) was attributable to customers in India, and 7% ($69.3 million) was attributable to customers in Korea.
Long-lived tangible assets primarily include property and equipment. At April 2, 2011, approximately $55.2 million (or 26%) of our total property and equipment was located in China.
For the risks associated with these foreign operations, see our risk factor entitled “We are subject to risks from international sales and operations” contained below in Item 1A, “Risk Factors.”
Environmental Matters
By virtue of operating our MBE and wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines upon us, the suspension of production or a cessation of operations, the occurrence of which could have an adverse impact upon our capital expenditures, earnings and competitive position. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. We are an ISO 14001:2004 certified manufacturer with a comprehensive Environmental Management System (EMS) in place in order to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.
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
There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2012 or fiscal 2013.

Access to Public Information
We make available, free of charge through our website (http://www.rfmd.com), our annual and quarterly reports on Forms 10-K and 10-Q (including related filings in XBRL format) and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these reports with, or furnish them to, the Securities and Exchange Commission (SEC). The public may also request a copy of our forms filed with the SEC, without charge upon written request, directed to:
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
Our revenue, earnings, margins and other operating results have fluctuated significantly in the past and may fluctuate significantly in the future. If demand for our products fluctuates as a result of economic conditions or for other reasons, our revenue and profitability could be impacted. Our future operating results will depend on many factors, including, but not limited to, the following:
•	changes in business and economic conditions, including downturns in the semiconductor industry and the overall economy;

•	changes in consumer confidence caused by changes in market conditions, including changes in the credit markets, expectations for inflation, unemployment levels, and energy or other commodity prices;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	the ability of third party foundries, assembly, test and tape and reel partners to handle our products in a timely and cost-effective manner that meets our customers’ requirements;

•	our customers’ and distributors’ ability to manage the inventory that they hold and to forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to downward pressure on the average selling prices of our products caused by our customers or our competitors; and

•	our ability to utilize our capacity efficiently or acquire additional capacity in response to customer demand.
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
The inability of our customers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. For example, if our customers or channel partners do not have sufficient liquidity, they could reduce or limit new purchases, which could result in lower demand for our products or place us at risk for any trade credit we have extended to them if they are unable to repay us. This risk may increase if a general economic downturn materially impacts our customers and they are not able to manage their business risks adequately or do not properly disclose their financial condition to us.
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
A substantial portion of our revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base. We are focusing on a diversification strategy that includes growing our market share outside of our largest cellular handset customer. During fiscal 2011, we expanded our customer base as our largest customer, Nokia, represented approximately 39% of our total revenue in fiscal 2011 as compared to 55% of our total revenue in fiscal 2010.
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
We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF components, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. Foundry services are readily available for GaAs HBT processes, which may enable new competitors without their own fabrication facilities. Customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture ICs internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.
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
Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:
•	the accuracy of our prediction of market requirements and evolving standards;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution of product designs and ramp of new products according to our customers’ needs with acceptable manufacturing yields;

•	acceptance of our customers’ products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new components.
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
Changes in the business environment could lead to changes in our decisions about the scope of operations of our business, and these changes could result in restructuring and asset impairment charges. Factors that could cause actual results to differ materially from our expectations with regard to changing the scope of our operations include:
•	timing and execution of plans and programs that may be subject to local labor law requirements, including consultation with appropriate work councils;

•	changes in assumptions related to severance and post-retirement costs;

•	future divestitures;

•	new business initiatives and changes in product roadmap, development and manufacturing;

•	changes in employment levels and turnover rates;

•	changes in product demand and the business environment; and

•	changes in the fair value of certain long-lived assets.
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
A number of factors will affect the future success of our facilities, including the following:
•	demand for our products;

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials and the impact of the volatility of commodity pricing on raw materials, including GaAs substrates, gold and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China, U.K. and Germany;

•	our heavy reliance on our internal facilities;

•	our heavy reliance on our wafer fabrication facilities located in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations;

•	our ability to avoid prolonged periods of down-time in our facilities for any reason; and

•	the occurrence of natural disasters anywhere in the world, which could directly or indirectly affect our supply chain, such as the recent earthquake and tsunami in Japan.
The recent earthquake and tsunami in Japan and the aftermath have created significant economic uncertainty in that country. While we do not have manufacturing operations in Japan, we will continue to monitor the rapidly developing situation in Japan and its potential impact on our business.
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
It is difficult to predict future growth or decline in the demand for our products, which makes it very difficult to estimate requirements for production capacity. In recent years, we have added significant capacity through acquisitions as well as by expanding capacity at our existing wafer fabrication facilities. During the second half of fiscal 2009, we initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for our products resulting from the global economic slowdown.
In the past, capacity additions by us and our competitors sometimes exceeded demand requirements, leading to oversupply situations. Fluctuations in the growth rate of industry capacity relative to the growth rate in demand for our products contribute to cyclicality in the semiconductor market. This is currently putting and may in the future put pressure on our average selling prices and have a material adverse effect on us.
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
In the second half of fiscal 2009, due to the decrease in orders from our customers resulting from the global economic slowdown, we reduced our manufacturing output in order to reduce our inventory levels and increase our cash flow. This action resulted in the underutilization of our manufacturing facilities, which in turn led to large unfavorable manufacturing variances and negative impacts on our margins and results of operations. In fiscal years 2011 and 2010, our demand increased and as a result, our factory utilization improved.
We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.
In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this causes us to have less visibility regarding the accumulated levels of inventory for such customers. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin.
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
Sales to customers located outside the U.S. accounted for approximately 85% of our revenue in fiscal 2011. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.
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
Our common stock, which is traded on the NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, financial performance below analysts’ estimates, and activities or developments affecting our customers and other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. If our stock price declines in the future, it may be more difficult to raise capital, or we may be unable to do so at all, which could have a material adverse impact on our business and results of operations.
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
We are subject to a variety of federal, state and local requirements governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic or otherwise hazardous materials used in our manufacturing processes. A change in environmental laws or our failure to comply with environmental laws could subject us to substantial liability or force us to significantly change our manufacturing operations. In addition, under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause the contamination. In addition, growing concerns about climate change, including the impact of global warming, may result in new regulations with respect to greenhouse gas emissions. Our compliance with this legislation may result in additional costs.
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

In fiscal years 2011 and 2010, we purchased and retired $137.8 million aggregate principal amount of our 2012 Notes. In fiscal years 2010 and 2009 we purchased and retired $40.1 million aggregate principal amount of our 2014 Notes.
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
The degree to which we are leveraged could have important consequences, including, but not limited to, the following:
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our shareholders’ interests could be diluted as a result of the shares of our common stock that would be issued in the event of conversion of our convertible subordinated notes;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	a portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•	our ability to meet our debt payment obligations, particularly at maturity, depends on our ability to generate significant cash flow in the future and we cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under our debt and to fund our other liquidity needs.
Changes in our effective tax rate may impact our results of operations.
A number of factors may increase our future effective tax rates, including the following:
•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our net deferred tax assets;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
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
We have an assembly and test site located in Beijing, China (owned), where we assemble and test modules. In Broomfield, Colorado (leased) and Brooksville, Florida (owned), we have assembly and test sites for highly customized modules and products, including modules and products that support our aerospace and defense business.
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
In the opinion of management, our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes and the productive capacity in such facilities is either substantially being utilized or we expect to further utilize the facilities as demand warrants.
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
ITEM 4. (REMOVED AND RESERVED).

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RFMD.” The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 13, 2011, there were 2,164 holders of record of our common stock.

	High	Low
Fiscal Year Ended April 2, 2011
First Quarter	$6.05	$3.83
Second Quarter	6.25	3.65
Third Quarter	7.99	5.89
Fourth Quarter	8.48	6.01

	High	Low
Fiscal Year Ended April 3, 2010
First Quarter	$3.96	$1.24
Second Quarter	5.85	3.18
Third Quarter	5.24	3.72
Fourth Quarter	5.27	3.76
We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG RF MICRO DEVICES, INC., THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

*	$100 invested on 4/1/06 in stock or 3/31/06 in index-including reinvestment of dividends.

	Fiscal Year End
	2006	2007	2008	2009	2010	2011

Total Return Index for:
RF Micro Devices, Inc.	100.00	72.02	31.56	15.84	58.03	73.87
NASDAQ Composite	100.00	106.44	101.14	67.88	107.06	125.30
NASDAQ Electronic Components	100.00	90.78	89.71	59.15	94.48	106.53
Notes:
A.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on April 1, 2006.

Purchases of Equity Securities

			Total number of	Approximate dollar
			shares purchased as	value of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans or	purchased under the
Period	shares purchased	paid per share	programs	plans or programs
January 2, 2011 to January 29, 2011	0	$0.00	0	$200.0 million
January 30, 2011 to February 26, 2011	1,571,647	$7.44	1,571,647	$188.3 million
February 27, 2011 to April 2, 2011	125,000	$7.50	125,000	$187.4 million

Total	1,696,647	$7.44	1,696,647	$187.4 million

On January 25, 2011, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended April 2, 2011, we repurchased approximately 1.7 million shares at an average price of $7.44 on the open market.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements (including the notes thereto) and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year End
	2011		2010	2009	2008	2007

	(In thousands, except per share data)

Revenue	$1,051,756		$978,393	$886,506	$956,270	$1,023,615

Operating costs and expenses:
Cost of goods sold	662,085		623,224	669,163	681,314	666,755
Research and development	141,097		138,960	170,778	207,362	184,979
Marketing and selling	59,470		56,592	64,946	57,330	53,863
General and administrative	48,003		48,316	50,352	42,080	37,301
Other operating expense (income)	1,582		4,895	800,563 [1]	19,085	(33,834)[6]

Total operating costs and expenses	912,237		871,987	1,755,802	1,007,171 [4]	909,064

Income (loss) from operations	139,519		106,406	(869,296)	(50,901)	114,551

Interest expense	(17,140)		(23,997)	(25,893)	(24,533)	(4,583)
Interest income	787		1,291	5,337	29,046	9,305
Other income (expense), net	339		1,134	9,844 [2]	3,906	(32,874)[7]

Income (loss) before income taxes	123,505		84,834	(880,008)	(42,482)	86,399

Income tax benefit (expense)	1,053	[5]	(13,815)	(7,896)[3]	39,088 [5]	(2,983)

Net income (loss)	$124,558		$71,019	$(887,904)	$(3,394)	$83,416

Net income (loss) per share:
Basic	$0.46		$0.27	$(3.38)	$(0.01)	$0.43

Diluted	$0.44		$0.25	$(3.38)	$(0.01)	$0.39

Shares used in per share calculation:
Basic	272,575		267,349	262,493	227,270	192,137

Diluted	280,394		289,429	262,493	227,270	226,513

	As of Fiscal Year End
	2011	2010	2009		2008		2007

Cash and cash equivalents	131,760	104,778	172,989		129,750		228,940
Short-term investments	159,881	134,882	93,527		100,841		89,678
Working capital	465,222	396,091	418,090		480,556		467,223
Total assets	1,025,393	1,014,008	1,088,642	[1]	2,011,309	[4]	1,089,634
Long-term debt and capital lease obligations, less current portion	177,557	289,837	505,162	[2]	525,082		245,709
Shareholders’ equity	676,355	530,084	431,962	[1]	1,296,101	[4]	719,667

[1]	During fiscal 2009, we recorded an impairment charge of $686.5 million to goodwill and intangibles, and restructuring expenses of approximately $67.1 million due to the adverse macroeconomic business environment. We also recorded restructuring expenses of approximately $47.1 million as a result of the restructuring initiated in the first half of fiscal 2009 to reduce investments in wireless systems. See Notes 5 and 10 to the Consolidated Financial Statements.

[2]	Other income (expense) for fiscal 2009 includes a gain of approximately $14.4 million as a result of our purchase and retirement of $55.3 million aggregate principal amount of our convertible subordinated notes due 2010 and 2014. See Note 7 to the Consolidated Financial Statements.

[3]	Income tax expense for fiscal 2009 includes the effects of an increase of a valuation reserve against foreign and domestic deferred tax assets. See Note 11 to the Consolidated Financial Statements.

[4]	Fiscal 2008 includes the effects of the acquisitions of Sirenza and Filtronic.

[5]	Income tax benefit for fiscal 2011 (see Note 11 to the Consolidated Financial Statements) and fiscal 2008 includes the effects of a reduction of a valuation reserve against deferred tax assets.

[6]	During fiscal 2007, we recorded a $33.9 million gain (net of restructuring expenses) for the sale of substantially all of our Bluetooth® assets.

[7]	During fiscal 2007, we recorded a $33.9 million investment impairment charge associated with the announcement of a merger of Jazz Semiconductor, Inc. with a wholly- owned subsidiary of Acquicor Technology, Inc. and our intention to sell our equity interest in Jazz.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to variability in our operating results, the inability of certain of our customers or suppliers to access their traditional sources of credit, our industry’s rapidly changing technology, our dependence on a few large customers for a substantial portion of our revenue, our ability to implement innovative technologies, our ability to bring new products to market, the efficient and successful operation of our wafer fabrication facilities, molecular beam epitaxy facility, assembly facilities and test and tape and reel facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity and current macroeconomic conditions, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties and our ability to manage channel partners and customer relationships, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, the possibility that future acquisitions may dilute our shareholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, claims of infringement on our intellectual property portfolio, lawsuits and claims relating to our products, and the impact of stringent environmental regulations. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.
The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW
Company
We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
Our design and manufacturing expertise encompasses many semiconductor process technologies, which we access through both internal and external resources. We are a leading manufacturer of gallium arsenide (GaAs)-based and gallium nitride (GaN) compound semiconductors for RF applications. We access silicon-based technologies and a small percentage of GaAs through external foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.
Business Segments
We follow Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, “Segment Reporting” (FASB ASC Topic 280), which establishes standards for the way public companies report information about operating segments in annual financial statements and in interim reports to shareholders. Under FASB ASC Topic 280, the method for determining what information to report is based on the way that management organizes the segments within the company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Although we had two business units as of April 2, 2011 (Cellular Products Group (CPG) and Multi-Market Products Group (MPG)), we report financial information as one operating segment pursuant to the aggregation criteria set forth in FASB ASC Topic 280.
Fiscal 2011 Management Summary
Our key financial highlights for the fiscal year ended April 2, 2011, are as follows:
•	Our revenue increased 7.5% in fiscal 2011 to $1,051.8 million as compared to $978.4 million in fiscal 2010. Sales of our cellular products increased year-over-year driven primarily by customer diversification and increased demand for new and existing products. In addition, sales of our MPG-related products increased primarily due to an increase in demand for a broad range of wireless and wired applications.

•	Our gross profit was 37.0% of revenue in fiscal 2011 as compared to 36.3% of revenue in fiscal 2010. The improvement in gross margin reflected our improved overall manufacturing yields, improved factory utilization rates, higher sales of new products with higher gross margins, and improved pricing on externally-sourced raw materials. These improvements were offset partially by increased demand of lower margin transceivers and erosion in average selling prices.

•	Operating income was $139.5 million in fiscal 2011 as compared to $106.4 million in fiscal 2010. Our operating income increased primarily due to an increase in revenue and an increase in gross profit.

•	Our net income per diluted share was $0.44 for fiscal 2011 compared to a net income per diluted share of $0.25 for fiscal 2010.

•	We generated positive cash flow from operations of $213.4 million for fiscal 2011 as compared to $185.7 million for fiscal 2010, primarily attributable to improved profitability.

•	Capital expenditures totaled $25.7 million in fiscal 2011 as compared to $8.4 million in fiscal 2010.

•	During fiscal 2011, we purchased and retired a total of $135.5 million aggregate principal amount of our convertible subordinated notes due 2012, which resulted in a loss of approximately $2.4 million.

•	During fiscal 2011, we repurchased approximately 1.7 million shares of common stock for approximately $12.6 million.

RESULTS OF OPERATIONS FOR FISCAL 2011 VERSUS FISCAL 2010
The following table presents a summary of our results of operations for fiscal years 2011 and 2010. Our fiscal 2011 year consists of 52 weeks compared to our fiscal 2010 year which consisted of 53 weeks. This additional week in fiscal 2010 impacts the year-over-year analysis.

		% of		% of	Increase	Percentage
(In thousands, except percentages)	2011	Revenue	2010	Revenue	(Decrease)	Change

Revenue	$1,051,756	100.0%	$978,393	100.0%	$73,363	7.5%
Cost of goods sold	662,085	63.0	623,224	63.7	38,861	6.2
Research and development	141,097	13.4	138,960	14.2	2,137	1.5
Marketing and selling	59,470	5.7	56,592	5.8	2,878	5.1
General and administrative	48,003	4.5	48,316	4.9	(313)	(0.6)
Other operating expense	1,582	0.1	4,895	0.5	(3,313)	(67.7)

Operating income	$139,519	13.3%	$106,406	10.9%	33,113	31.1

REVENUE
Our revenue increased in fiscal 2011 as compared to fiscal 2010, due to an increase in sales of our cellular products driven primarily by customer diversification and increased demand for new and existing products. In addition, sales of MPG-related products increased primarily due to an increase in demand for a broad range of wireless and wired applications. Fiscal 2010 revenue benefited from an additional week versus fiscal 2011.
Sales to our largest customer were approximately 39% of our fiscal 2011 revenue compared to 55% of our fiscal 2010 revenue. Our customer diversification strategy has successfully reduced our percentage of sales to our largest customer and increased our market share elsewhere, particularly with customers throughout Asia. Our diversification strategy is primarily focused on growing our MPG revenue, expanding our content in the cellular front end and increasing our market share at key customers outside of our largest customer.
International shipments amounted to $895.0 million in fiscal 2011 (approximately 85% of revenue) compared to $826.7 million in fiscal 2010 (approximately 85% of revenue). Shipments to Asia totaled $807.2 million in fiscal 2011 (approximately 77% of revenue) compared to $699.0 million in fiscal 2010 (approximately 71% of revenue).
OPERATING INCOME
Operating income for fiscal 2011 was approximately $139.5 million compared to an operating income of $106.4 million for fiscal 2010. Our operating income increased primarily due to an increase in revenue and an increase in gross profit. Fiscal 2010 operating expenses were negatively impacted due to the additional week included in fiscal 2010 versus fiscal 2011.
Cost of Goods Sold
Our cost of goods sold for fiscal 2011 decreased slightly as a percentage of revenue primarily due to improved factory utilization rates, improved pricing on externally-sourced materials and the transition to new products with an improved cost structure.
Research and Development
The increase in research and development expenses was primarily due to increased headcount focused on new product development for 3G/4G smartphone applications. In addition, we resumed our contributions to the 401(k) plan in fiscal 2011 after suspending these contributions for the majority of fiscal 2010 due to the adverse macroeconomic business environment. These increases were partially offset by decreased depreciation expense.

Marketing and Selling
The increase in marketing and selling expenses was primarily due to increased headcount expense and related personnel expenses.
General and Administrative
General and administrative expenses remained relatively consistent for fiscal 2011 as compared to fiscal 2010.
Other Operating Expense
Other operating expenses decreased primarily due to lower restructuring charges. In fiscal 2011, we recorded restructuring charges of approximately $0.6 million related to impaired assets and lease and other contract termination costs. We recorded restructuring charges of approximately $3.8 million in fiscal 2010 related to one-time employee termination expenses, impaired assets and lease and other contract termination costs (see Note 10 to the Consolidated Financial Statements).
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
Sales to our largest customer were approximately 55% of our fiscal 2010 revenue compared to 52% of our fiscal 2009 revenue. Although our largest customer’s percentage of sales increased year-over-year, their percentage of sales declined to approximately 50% of fiscal 2010 fourth quarter revenue. Our customer diversification strategy reduced our percentage of sales to our largest customer and increased our market share elsewhere, particularly at customers throughout Asia.
International shipments amounted to $826.7 million in fiscal 2010 (approximately 85% of revenue) compared to $726.6 million in fiscal 2009 (approximately 82% of revenue). Shipments to Asia totaled $699.0 million in fiscal 2010 (approximately 71% of revenue) compared to $554.2 million in fiscal 2009 (approximately 63% of revenue).
OPERATING INCOME (LOSS)
Operating income was approximately $106.4 million for fiscal 2010 compared to an operating loss of $869.3 million for fiscal 2009. Our operating income increased due to an increase in revenue and an increase in gross profit. Additionally, our fiscal 2010 operating expenses were lower due to the fiscal 2009 strategic restructurings (see Note 10 to the Consolidated Financial Statements).

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
Research and Development
The decrease in research and development expenses was primarily due to the decrease in headcount and related personnel expense associated with our strategic decision to reduce or eliminate our investment in wireless systems. This decrease was partially offset by our continued investments in RF components.
Marketing and Selling
The decrease in marketing and selling expenses was primarily due to the decrease in headcount and related personnel expense as a result of the fiscal 2009 restructuring activities. In addition, marketing and selling expense decreased as a result of lower intangible amortization expense as compared to the corresponding period of fiscal 2009, due to the impairment of certain customer relationship intangibles during fiscal 2009 (see Note 5 to the Consolidated Financial Statements).
General and Administrative
General and administrative expenses for fiscal 2010 decreased slightly when compared to fiscal 2009 primarily due to a decrease in headcount and related personnel expense and other administrative costs associated with the fiscal 2009 restructuring activities.
Other Operating Expense
During fiscal 2009, we initiated a restructuring to reduce our manufacturing capacities and costs and operating expenses, due primarily to lower demand for our products in the second half of fiscal 2009 resulting from the global economic slowdown. The restructuring decreased our workforce and impaired certain property and equipment. As a result of these restructuring activities, we recorded $2.8 million and $67.1 million of expenses in fiscal years 2010 and 2009, respectively. The accrued restructuring balance, which primarily related to lease and other contracts, was $9.7 million and $12.8 million as of April 3, 2010 and March 28, 2009, respectively. As of April 3, 2010, the restructuring associated with the adverse macroeconomic business environment was substantially complete.
In early fiscal 2009, we initiated a restructuring to reduce investments in wireless systems, including cellular transceivers and GPS solutions, in order to focus on our RF component opportunities. Additionally, we consolidated the majority of our production test facilities in an effort to reduce cycle time, better serve our customer base and improve our overall profitability. As a result of these restructuring activities, we recorded $1.0 million and $47.1 million of expenses for fiscal years 2010 and 2009, respectively. The accrued restructuring balance, which primarily related to lease and other contracts, was $1.6 million and $3.2 million as of April 3, 2010 and March 28, 2009, respectively. As of April 3, 2010, the restructuring to reduce or eliminate our investments in wireless systems was substantially complete.
At the end of fiscal 2009, we estimated annualized manufacturing costs and operating expenses would be reduced by approximately $140.0 million as a result of our restructuring activities. The annualized expense reductions were achieved as expected in fiscal 2010.

OTHER (EXPENSE) INCOME AND INCOME TAXES FOR FISCAL YEARS 2011, 2010 AND 2009

(In thousands)	2011	2010	2009
Interest expense	$(17,140)	$(23,997)	$(25,893)
Interest income	787	1,291	5,337
(Loss) gain on retirement of convertible subordinated notes	(2,412)	1,540	14,382
Other income (expense)	2,751	(406)	(4,538)
Income tax benefit (expense)	1,053	(13,815)	(7,896)
Interest expense
Interest expense has decreased as a result of lower debt balances. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our convertible subordinated notes due 2012. In addition, the remaining $10.0 million aggregate principal amount of our 1.50% convertible subordinated notes due 2010 (the “2010 Notes”) matured and was repaid during fiscal 2011. In fiscal 2010, we purchased and retired $207.1 million aggregate principal amount of our convertible subordinated notes due 2010, 2012, and 2014, and in fiscal 2009, we purchased and retired $55.3 million aggregate principal amount of our convertible subordinated notes due 2010 and 2014.
Interest income
Interest income decreased during fiscal 2011 and fiscal 2010, primarily because of lower prevailing interest rates, which were approximately 0.3% for fiscal 2011, 0.5% for fiscal 2010 and 1.9% for fiscal 2009.
(Loss) gain on the retirement of convertible subordinated notes
During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our convertible subordinated notes due 2012, which resulted in a loss of approximately $2.4 million. In fiscal 2010, we purchased and retired $207.1 million aggregate principal amount of our 2010, 2012 and 2014 Notes, which resulted in a net gain of approximately $1.5 million, and in fiscal 2009, we purchased and retired $55.3 million aggregate principal amount of our 2010 and 2014 Notes, which resulted in a gain of $14.4 million.
Other Income (Expense)
In fiscal 2011, we incurred a foreign currency gain of $2.1 million as compared to a loss of $0.5 million in fiscal 2010 and a loss of $3.2 million in fiscal 2009. In fiscal 2011, the $2.6 million favorable change year-over-year was driven by the mix of our balance sheet accounts denominated in the local foreign currencies as the U.S. dollar depreciated against the Renminbi, Euro, and Pound Sterling.
The decrease in other income in fiscal 2009 was primarily related to foreign currency exchange rate impact on our denominated Euro and Pound Sterling accounts as the rates weakened against the U.S. dollar.
Income taxes
Income tax benefit for fiscal 2011 was $1.1 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to the release of the remaining $22.8 million valuation allowance against U.K. deferred tax assets, other changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. For fiscal 2011, this resulted in an annual effective tax rate of (0.9%).
In comparison, the income tax expense for fiscal 2010 was $13.8 million, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances, tax expense related to finalizing the Advance Pricing Agreement (APA) and related adjustments with China tax authorities for calendar years 2006 through 2008, tax expense related to settlement of the North Carolina audit of fiscal years 2006 through 2008, and tax benefit from the carryback of fiscal 2009 federal losses. For fiscal 2010, this resulted in an annual effective tax rate of 16.3%.

For fiscal 2009, the income tax expense was $7.9 million, which is primarily comprised of tax expense related to international operations and an increase in the valuation allowance against domestic and foreign deferred tax assets. For fiscal 2009, this resulted in an annual effective tax rate of (0.9%).
A valuation allowance has been established against the net deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related net deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. We reevaluate the realizability of these deferred tax assets on a quarterly basis. As of the end of fiscal years 2011, 2010 and 2009, the valuation allowance against domestic and foreign deferred tax assets was $92.3 million, $132.1 million and $138.4 million, respectively.
The fiscal 2009 valuation allowance arose mainly from uncertainty related to the realizability of Shanghai, China deferred tax assets acquired in connection with the Sirenza acquisition, U.K. deferred tax assets acquired in connection with the Filtronic acquisition, and U.S. deferred tax assets due to operating losses and impairment charges incurred in the third quarter of fiscal 2009 that resulted in the U.S. moving into a cumulative pre-tax loss for the most recent three-year period. During fiscal 2010, the $6.3 million decrease in the overall valuation allowance was comprised of a decrease of $7.6 million related to the carryback of the fiscal 2009 federal NOL and an increase of $1.3 million related to other changes in domestic and foreign deferred tax assets during fiscal 2010. The $39.8 million decrease in the valuation allowance during fiscal 2011 was comprised of a $22.8 million release of the U.K. valuation allowance related to the remaining net deferred tax assets as of the end of fiscal 2011 and $17.0 million for other decreases related to changes in domestic and foreign net deferred tax assets during fiscal 2011.
During fiscal 2011, all of the U.K. valuation allowance was released. The positive evidence of income being generated in the U.K. in each of the last several quarters, the scheduled completion during fiscal 2012 of the implementation of production technology to allow the U.K. facility to produce power amplifiers in addition to switches, and future projections of continued profitability overcame any remaining negative evidence.
As of the end of fiscal 2011, a valuation allowance remained against the net deferred tax assets in the U.S. and Shanghai, China, as the negative evidence of cumulative pre-tax losses for the most recent three-year period in those jurisdictions were not overcome by available positive evidence. However, because of favorable operating results over the last two years, management believes a reasonable possibility exists that within the next year sufficient positive evidence may become available to reach a conclusion that a substantial portion of the remaining valuation allowance related to the U.S. deferred tax assets could be released within the next twelve months.
On April 2, 2011, we had outstanding net operating loss (NOL) carryforwards for federal domestic tax purposes of approximately $22.5 million, which will begin to expire in 2019, if unused, and state losses of approximately $99.8 million, which will begin to expire in 2011, if unused. In addition, federal credits of $43.2 million and state credits of $27.3 million may expire in years 2011-2029 and 2011-2024, respectively, if unused. Included in these amounts are certain NOLs and other tax attribute assets acquired in conjunction with our previous acquisitions. The utilization of U.S.-acquired NOLs and other deferred tax assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state tax provisions. In addition, as of the end of fiscal 2011 we had approximately $32.4 million of U.K. tax losses, which were primarily acquired in connection with the Filtronic acquisition and which carry forward indefinitely. In the opinion of management, there has not been a material change in the nature or conduct of the U.K. business that would subject these U.K.-acquired tax loss carryforwards to limitation under the U.K. anti-avoidance provisions.
Our gross unrecognized tax benefits totaled $29.5 million as of March 28, 2009, $31.8 million as of April 3, 2010, and $32.9 million as of April 2, 2011. Of those gross unrecognized tax benefits, $18.9 million, $21.1 million, and $24.4 million net of federal benefit of state taxes represents the respective amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Included in the balance of gross unrecognized tax benefits at April 2, 2011, is $0.5 million to $1.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next 12 months. This amount represents a decrease in gross unrecognized tax benefits related to reductions for tax positions in prior years.

SHARE-BASED COMPENSATION
Under FASB ASC Topic 718, “Compensation — Stock Compensation” (FASB ASC Topic 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee’s requisite service period.
As of April 2, 2011, total remaining unearned compensation cost related to nonvested restricted stock units and options was $29.7 million, which will be amortized over the weighted-average remaining service period of approximately 1.1 years.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Beginning in fiscal 1998, we have raised approximately $1,053.3 million, net of offering expenses, from public and Rule 144A securities offerings. As of April 2, 2011, we had working capital of approximately $465.2 million, including $131.8 million in cash and cash equivalents, compared to working capital at April 3, 2010, of $396.1 million, including $104.8 million in cash and cash equivalents.
Share Repurchase
In the fourth quarter of fiscal 2011, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011, and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended April 2, 2011, we repurchased 1.7 million shares at an average price of $7.44 on the open market.
Cash Flows from Operating Activities
Operating activities in fiscal 2011 provided cash of $213.4 million, compared to $185.7 million in fiscal 2010. This increase in cash flows from operations was primarily attributable to improved profitability and an improvement in the management of our value added tax (VAT) recovery process with China. This increase in cash provided by operating activities was partially offset by an increase in inventory levels in support of expected customer demand.
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2011 was $30.2 million compared to $46.2 million in fiscal 2010. During fiscal 2011, we had net purchases of securities available-for-sale of $5.1 million compared to net purchases of securities available-for-sale of $41.1 million in fiscal 2010. Our capital expenditures totaled approximately $25.7 million during fiscal 2011 (primarily for the purchase of additional test and assembly equipment) compared to $8.4 million during fiscal 2010. Capital expenditures in fiscal 2012 are expected to be between 3% and 5% of revenue, which we expect to fund with cash flows from operations. The actual amount of capital expenditures will be dependent on our sourcing strategy for manufacturing capacity and the rate and pace of new technology development.
Cash Flows from Financing Activities
Net cash used in financing activities in fiscal 2011 was $157.3 million compared to $207.2 million in fiscal 2010. This decrease in cash used in financing activities was primarily due to decreased repayments of debt. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of the 2012 Notes for $134.6 million, we repaid the $12.9 million balance of a “no net cost” loan (see Note 7 to the Consolidated Financial Statements) and we paid the remaining $10.0 million balance of our 2010 Notes when they matured on July 1, 2011. During fiscal 2010, we purchased and retired $207.1 million aggregate principal amount of our convertible subordinated notes due 2010, 2012 and 2014 for approximately $203.6 million. In addition, cash flows from financing activities increased approximately $18.3 million in fiscal 2011 as compared to fiscal 2010, related to proceeds from the exercise of stock options and employee stock purchases. These decreases in cash used in financing activities were partially offset by the repurchase of 1.7 million shares of our common stock for $12.6 million in fiscal 2011.
During the first quarter of fiscal 2012, the remaining balance of our asset-based equipment term loan (consisting of a balloon payment of $3.0 million, plus $0.9 million of principal and interest payments) is due and is expected to be paid with cash on hand.

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
IMPACT OF INFLATION
We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2011, 2010 and 2009. Our financial results could be adversely affected by wage and commodity price inflation (including precious metals) in fiscal 2012.
OFF-BALANCE SHEET ARRANGEMENTS
As of April 2, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
CONTRACTUAL OBLIGATIONS
The following table summarizes our significant contractual obligations and commitments (in thousands) as of April 2, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than			More than
	Payments	1 year	1-3 years	3-5 years	5 years
Capital commitments	$11,570	$11,570	$—	$—	$—
Capital leases	309	73	146	90	—
Operating leases	36,511	9,570	14,134	7,057	5,750
Convertible debt (including interest) *	202,571	1,816	65,179	135,576	—
Other debt (including interest)	11,410	4,352	7,058	—	—
Purchase obligations	57,520	54,891	2,591	38	—

Total	$319,891	$82,272	$89,108	$142,761	$5,750

*	The 2012 and 2014 convertible subordinated notes have a remaining principal balance of $62.2 million and $134.9 million, respectively, as of April 2, 2011. During the first quarter of fiscal 2012 (through May 31, 2011), we repurchased and retired $22.0 million aggregate principal amount of our 2012 Notes, which is not reflected in the above table. See Note 17 to the Consolidated Financial Statements for a further discussion of the early retirement of a portion of the 2012 Notes.
Capital Commitments
On April 2, 2011, we had short-term capital commitments of approximately $11.6 million, primarily for increasing manufacturing capacity, as well as for equipment replacements, equipment for process improvements and general corporate requirements.

Capital Leases
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of April 2, 2011. Equipment under capital lease arrangements is included in property and equipment and has a cost of less than $0.5 million as of April 2, 2011 and April 3, 2010.
Operating Leases
We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The remaining terms of these operating leases range from approximately 1 year to 12 years. Several have renewal options of up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of April 2, 2011, the total future minimum lease payments were approximately $36.1 million related to facility operating leases and approximately $0.4 million related to equipment operating leases.
Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due on April 15, 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due on April 15, 2014 (the “2014 Notes,” and together with the 2012 Notes, the “Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million. Interest on the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The Notes are subordinated unsecured obligations and rank junior in right of payment to all of our existing and future senior debt. The Notes effectively will be subordinated to the indebtedness and other liabilities of our subsidiaries.
Holders may convert their Notes based on a conversion rate of 124.2969 shares of our common stock per $1,000 principal amount of Notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (i) if the closing price of our common stock reaches, or the trading price of the Notes falls below, specified thresholds for a specified number of trading days, (ii) if specified distributions to holders of our common stock occur, (iii) if a fundamental change occurs or (iv) during the last month prior to maturity of the applicable Notes. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share.
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
During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. During fiscal 2010, we purchased and retired $2.3 million aggregate principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. During the first quarter of fiscal 2012, the balance of our 2012 Notes will be reclassified from “long-term debt” to “current portion of long-term debt” on our consolidated balance sheet.
In fiscal 2010, we purchased and retired $7.8 million aggregate principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. In fiscal 2009, we purchased and retired

$32.3 million aggregate principal amount of our 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market of $66.1 million as of April 2, 2011 (excluding $137.8 million of the aggregate principal amount of the 2012 Notes that were purchased and retired as of April 2, 2011) and $191.5 million as of April 3, 2010 (excluding $2.3 million of the aggregate principal amount of the 2012 Notes that were purchased and retired as of April 3, 2010). The 2014 Notes had a fair value on the PORTAL Market of $145.0 million as of April 2, 2011 (excluding $40.1 million of the aggregate principal amount of the 2014 Notes that were purchased and retired as of April 2, 2011) and $122.8 million as of April 3, 2010 (excluding $40.1 million of the aggregate principal amount of the 2014 Notes that were purchased and retired as of April 3, 2010).
The indentures governing our 2012 Notes and our 2014 Notes contain certain non-financial covenants, and as of April 2, 2011, we were in compliance with these covenants.
During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million. In fiscal 2009, we purchased and retired $23.0 million aggregate principal amount of our 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million. In fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million of the aggregate principal amount of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. On July 1, 2010, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.
Other Debt
During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of April 2, 2011, the principal balance of this loan was equivalent to approximately $7.0 million (with the amount fluctuating based on exchange rates). The proceeds were used for the expansion of our internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 6.45% effective as of February 9, 2011, which is the most recent published rate available as of April 2, 2011). We received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility, which offset the amount of monthly interest expense for the first two years of the loan. During the first quarter of fiscal 2012, the balance of this loan is expected to be reclassified from “long-term debt” to “current portion of long-term debt” on our consolidated balance sheet.
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
Pursuant to the equipment term loan, we must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of April 2, 2011, we were in compliance with these covenants.
Purchase Obligations
As of April 2, 2011, we had contractual obligations for the purchase of goods or services totaling approximately $57.5 million.

Other Contractual Obligations
In addition to the amounts shown in the Contractual Obligations table above, $32.9 million of unrecognized tax benefits have been recorded as liabilities and we are uncertain as to if, or when, such amounts may be settled.
As discussed in Note 8 to the Consolidated Financial Statements, we have an unfunded pension plan in Germany with a benefit obligation of approximately $3.3 million as of April 2, 2011. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.1 million for fiscal 2011 and are expected to be less than $0.1 million for fiscal 2012.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies, such as policies for revenue recognition (see Note 1 to the Consolidated Financial Statements); however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six to 12 months. The estimates of future demand that we use in the valuation of inventory reserves are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuation and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions, and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.
Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had less than a 1% impact on margins in fiscal years 2011 and 2010. During fiscal 2009, we experienced a significant negative impact on margins as customer demand dramatically decreased as a result of the economic downturn. If our demand forecast for specific products is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to increase our reserves, which would have a negative impact on our gross profit.
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
Goodwill
We have determined that we have two reporting units as of fiscal 2011 (CPG and MPG) for purposes of allocating and testing goodwill. In evaluating our reporting units we first consider our operating segments and related components in accordance with FASB guidance. Goodwill is allocated to our reporting units that are anticipated to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 2, 2011, our goodwill balance of $95.6 million is allocated solely to our MPG reporting unit.
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

We have historically used both the income and market approaches to estimate the fair value of our reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections is compared to our market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. Our market capitalization is adjusted to a control basis assuming a reasonable control premium, which resulted in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.
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
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. We believe the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. We weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as our reporting units. Our methodologies used for valuing goodwill during fiscal 2011 have not changed as compared to fiscal years 2010 and 2009.
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
We conduct our annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal years 2011 and 2010 without a need to expand the impairment test to step two. However, during fiscal 2009, indicators of potential impairment caused us to conduct an interim impairment test, which was performed as of November 22, 2008. See Note 5 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment.
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
For fiscal years 2011 and 2010, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 16.5% (2011) and 16.0% (2010) and a long-term growth rate of 4% for the MPG reporting unit. We considered historical rates and current market conditions when determining the discount and growth rates used in our analysis. The material assumptions used for the income approach in fiscal years 2011 and 2010 were consistent as compared to fiscal 2009, except the discount rate for the MPG reporting unit was 18% for fiscal 2009 as a result of missed projections.
A one percentage point decrease in the discount rate would have increased the fair value of the MPG reporting unit by approximately $45.0 million, while a one percentage point increase in the discount rate would have decreased the fair value of the MPG reporting unit by approximately $38.0 million. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the MPG reporting unit by approximately $13.0 million, while a one percentage point increase in the long-term growth rate would have increased the fair value of the MPG reporting unit by approximately $16.0 million.
Intangible Assets
Intangible assets consist primarily of technology licenses and assets resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately 5 years to 15 years. Acquired product technology and customer relationships are also amortized on a straight-line basis over the estimated useful life, ranging from 3 years to 10 years.
We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. See Note 5 to the Consolidated Financial Statements for additional information regarding fiscal 2009 identified intangible impairment.
The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using an appropriate discount rate, net of returns on contributory assets. For acquisitions prior to fiscal 2010, acquired in-process research and development with no future alternative use was expensed at the acquisition date. For subsequent acquisitions, acquired in-process research and development with no future alternative use will be capitalized in accordance with FASB ASC Topic 805, “Business Combinations.”
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
Forfeitures
The amount of share-based compensation expense in fiscal years 2011, 2010 and 2009 was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal years 2011, 2010 and 2009 is based on awards that are ultimately expected to vest.
Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities, and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.
As part of our financial process, we assess the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income in the various taxing jurisdictions in which we have operations, and prudent and feasible tax planning strategies. The valuation allowance against the U.K. deferred tax assets which existed as of the beginning of fiscal 2011 was fully released during the year. As of the beginning and end of fiscal 2011, valuation allowances were provided that substantially offset our domestic and other foreign deferred tax assets, net of liabilities. Our judgment regarding realizability, including future taxable income, may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these net deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.
As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related net deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in net income in the period when such determinations are made.
RECENT ACCOUNTING PRONOUNCMENTS
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the fourth quarter of fiscal 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of fiscal 2012. We believe that adoption of this new guidance will not have a material impact on our financial statements.
In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of fiscal 2012. We believe that adoption of this new guidance will not have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial Risk Management
We are exposed to financial market risks, including changes in interest rates, currency exchange rates and certain commodity prices. The overall objective of our financial risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates, foreign exchange rates and commodity prices arising from our business activities. We manage these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change.
Interest Rates
We are exposed to interest rate risk primarily from our investments in available-for-sale securities. Our available-for-sale securities are predominantly comprised of U.S. government/agency securities, in accordance with an investment policy approved by our Board of Directors. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. As a result of this monitoring and recent volatility of the financial markets, the Board of Directors adopted a more conservative investment strategy, and we are currently investing in lower risk and consequently lower interest-bearing investments. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change unfavorably.
At April 2, 2011, we held available-for-sale investments with an estimated fair value of $193.8 million. We do not purchase financial instruments for trading or speculative purposes. Our investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. Our investments earned an average annual interest rate of approximately 0.3% in fiscal 2011 or approximately $0.5 million in interest income. In fiscal 2010, our investments earned an average annual interest rate of approximately 0.5% in fiscal 2010 or approximately $0.9 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.
Debt and Capital Lease Obligations
Convertible Debt
In April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due on April 15, 2012 and $175 million aggregate principal amount of 1.00% convertible subordinated notes due on April 15, 2014. The net proceeds from the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method. Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, and we began paying interest on October 15, 2007.
During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. During fiscal 2010, we purchased and retired $2.3 million aggregate principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.
In fiscal 2010, we purchased and retired $7.8 million aggregate principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. In fiscal 2009, we purchased and retired $32.3 million aggregate principal amount of the 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
In fiscal 2009, we purchased and retired $23.0 million aggregate principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million. In fiscal 2010, we purchased and retired, at 100% of the original principal amount, $197.0 million aggregate principal amount of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. On July 1, 2010, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.
Because our convertible subordinated notes have fixed interest rates, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our common stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of U.S. interest rates. As of April 2, 2011, the 2012 Notes and the 2014 Notes had fair values of $66.1 million (excluding $137.8 million of the aggregate principal amount of the 2012 Notes that were purchased and retired as of April 2, 2011) and $145.0 million (excluding $40.1 million of the aggregate principal amount of the 2014 Notes that were purchased and retired as of April 2, 2011), respectively.
Other Debt
During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of April 2, 2011, the principal balance of this loan was equivalent to approximately $7.0 million (with the amount fluctuating based on exchange rates). The proceeds were used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 6.45% effective as of February 9, 2011, which is the most recent published rate available as of April 2, 2011). We received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility. This incentive offset the amount of monthly interest expense for the first two years of the loan, minimizing our interest rate exposure.
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
Capital Lease Obligations
We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and interest expense were immaterial as of April 2, 2011, resulting in limited interest rate exposure.
Currency Exchange Rates
As a global company, our results are affected by movements in currency exchange rates. Our exposure may increase or decrease over time as our foreign business levels fluctuate in the countries where we have operations, and these changes could have a material impact on our financial results. Our functional currency is typically the U.S. dollar. We have foreign operations in Europe and Asia and a substantial portion of our revenue is derived from sales to customers outside the United States. Our international revenue is primarily denominated in U.S. dollars. Operating expenses and certain working capital items related to our foreign-based operations are, in some instances, denominated in the local foreign currencies and therefore are affected by changes in the U.S. dollar exchange rate in relation to foreign currencies, such as the Renminbi, Euro and Pound Sterling. If the U.S. dollar weakens compared to the Renminbi, Euro, Pound Sterling and other currencies, our operating expenses for foreign operations will be higher when remeasured back into U.S. dollars. We seek to manage our foreign exchange risk in part through operational means.
For fiscal 2011, we incurred a foreign currency gain of $2.1 million compared to a foreign currency loss of $0.5 million in fiscal 2010, which is recorded in “other (expense) income.” In fiscal 2011, the $2.6 million gain year-over-year was driven by the mix of our balance sheet accounts denominated in the local foreign currencies and the depreciation of the U.S. dollar against the Renminbi, Euro and Pound Sterling.
Our financial instrument holdings, including foreign receivables, cash, payables and debt at April 2, 2011, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. dollar would not have an effect on other currencies’ rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $3.7 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $3.0 million.
Commodity Prices
We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. In fiscal 2011, the price of gold continued to increase sharply, and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. We are currently developing technology that would replace gold with lower-cost materials to reduce this exposure. We also have an active reclamation process to capture any unused gold. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 2,	April 3,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$131,760	$104,778
Restricted cash and trading security investments (Notes 1 & 3)	422	17,698
Short-term investments (Notes 1 & 3)	159,881	134,882
Accounts receivable, less allowance of $800 and $802 as of April 2, 2011 and April 3, 2010, respectively	120,375	108,219
Inventories (Notes 1 & 4)	149,813	122,509
Prepaid expenses	6,960	5,415
Other receivables (Note 1)	10,218	34,854
Other current assets (amount recorded at fair value is $2,302 at April 3, 2010) (Notes 3 & 11)	20,730	20,469

Total current assets	600,159	548,824

Property and equipment:
Land	3,706	3,706
Building	91,383	90,767
Machinery and equipment	528,334	518,942
Leasehold improvements	78,783	76,174
Furniture and fixtures	11,316	11,441
Computer equipment and software	32,836	33,516

	746,358	734,546
Less accumulated depreciation	(541,318)	(490,098)

	205,040	244,448
Construction in progress	4,438	2,637

Total property and equipment, net	209,478	247,085

Goodwill (Notes 1, 5 & 6)	95,628	95,628
Intangible assets, net (Notes 1 & 5)	83,685	102,169
Long-term investments (Notes 1 & 3)	2,694	2,175
Other non-current assets (Notes 1 & 11)	33,749	18,127

Total assets	$1,025,393	$1,014,008

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 2,	April 3,
	2011	2010
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$89,490	$82,448
Accrued liabilities	41,483	41,805
Current portion of long term debt, net of unamortized discount (Note 7)	3,852	15,053
No net cost credit line (Note 7)	—	12,900
Other current liabilities (Note 9)	112	527

Total current liabilities	134,937	152,733

Long-term debt, net of unamortized discount (Note 7)	177,343	289,837
Other long-term liabilities (Notes 8, 9, 10 & 11)	36,758	41,354

Total liabilities	349,038	483,924
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 275,376 and 269,106 shares issued and outstanding at April 2, 2011 and April 3, 2010, respectively	966,764	961,216
Additional paid-in capital	276,964	261,117
Accumulated other comprehensive income, net of tax	393	75
Accumulated deficit	(567,766)	(692,324)

Total shareholders’ equity	676,355	530,084

Total liabilities and shareholders’ equity	$1,025,393	$1,014,008

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009

Revenue	$1,051,756	$978,393	$886,506

Operating costs and expenses:
Cost of goods sold	662,085	623,224	669,163
Research and development	141,097	138,960	170,778
Marketing and selling	59,470	56,592	64,946
General and administrative	48,003	48,316	50,352
Goodwill impairment (Note 5)	—	—	619,551
Other operating expense (Notes 5 and 10)	1,582	4,895	181,012

Total operating costs and expenses	912,237	871,987	1,755,802

Income (loss) from operations	139,519	106,406	(869,296)

Interest expense	(17,140)	(23,997)	(25,893)
Interest income	787	1,291	5,337
(Loss) gain on retirement of convertible subordinated notes (Note 7)	(2,412)	1,540	14,382
Other income (expense)	2,751	(406)	(4,538)

Income (loss) before income taxes	$123,505	$84,834	$(880,008)

Income tax benefit (expense) (Note 11)	1,053	(13,815)	(7,896)

Net income (loss)	$124,558	$71,019	$(887,904)

Net income (loss) per share (Note 12):
Basic	$0.46	$0.27	$(3.38)

Diluted	$0.44	$0.25	$(3.38)

Shares used in per share calculation (Note 12):
Basic	272,575	267,349	262,493

Diluted	280,394	289,429	262,493

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income	Deficit)	Total

Balance, March 29, 2008	260,643	$955,390	$215,518	$632	$124,561	$1,296,101
Comprehensive loss:
Net loss	—	—	—	—	(887,904)	(887,904)
Unrealized loss on marketable securities, net of tax	—	—	—	(1,983)	—	(1,983)
Reclassification adjustments on marketable securities, net of tax	—	—	—	2,101	—	2,101
Change in pension liability, net of tax	—	—	—	117	—	117
Foreign currency translation adjustment	—	—	—	(698)	—	(698)

Total comprehensive loss						(888,367)

Repurchase of convertible subordinated notes, net of tax	—	—	(262)	—	—	(262)
Exercise of stock options and vesting of restricted stock units	2,392	1,612	—	—	—	1,612
Issuance of common stock in connection with employee stock purchase plan	1,000	1,740	—	—	—	1,740
Share-based compensation expense	—	—	21,138	—	—	21,138

Balance, March 28, 2009	264,035	$958,742	$236,394	$169	$(763,343)	$431,962

Comprehensive income:
Net income	—	—	—	—	71,019	71,019
Unrealized loss on marketable securities, net of tax	—	—	—	(50)	—	(50)
Change in pension liability, net of tax	—	—	—	(123)	—	(123)
Foreign currency translation adjustment	—	—	—	79	—	79

Total comprehensive income						70,925

Repurchase of convertible subordinated notes, net of tax	—	—	(540)	—	—	(540)
Exercise of stock options and vesting of restricted stock units	4,132	161	—	—	—	161
Issuance of common stock in connection with employee stock purchase plan	939	2,313	—	—	—	2,313
Share-based compensation expense	—	—	25,263	—	—	25,263

Balance, April 3, 2010	269,106	$961,216	$261,117	$75	$(692,324)	$530,084

Comprehensive income:
Net income	—	—	—	—	124,558	124,558
Unrealized gain on marketable securities, net of tax	—	—	—	42	—	42
Change in pension liability, net of tax	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	210	—	210

Total comprehensive income						124,876

Repurchase of convertible subordinated notes, net of tax	—	—	(9,579)	—	—	(9,579)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	7,225	14,699		—	—	14,699
Issuance of common stock in connection with employee stock purchase plan	742	3,501	—	—	—	3,501
Repurchase of common stock, including transaction costs	(1,697)	(12,652)	—	—	—	(12,652)
Share-based compensation expense	—	—	25,426	—	—	25,426

Balance, April 2, 2011	275,376	$966,764	$276,964	$393	$(567,766)	$676,355

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$124,558	$71,019	$(887,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	63,093	72,333	85,900
Intangible amortization	18,457	19,020	26,178
Non-cash interest expense and amortization of debt issuance costs	13,875	17,634	18,064
Investment discount amortization, net	(272)	(271)	(505)
Excess tax benefit from exercises of stock options	(111)	—	—
Deferred income taxes	(21,633)	(2,426)	(2,177)
Foreign currency adjustments	(1,181)	423	3,653
Acquired in-process research and development cost	—	—	1,400
Goodwill impairment	—	—	619,551
Intangible impairment	—	281	66,960
Asset impairments (including restructuring impairments)	139	1,974	76,005
Loss (gain) on retirement of convertible subordinated notes	2,412	(1,540)	(14,382)
Income from equity investment	(544)	—	—
Loss on disposal of assets, net	15	287	658
Share-based compensation expense	25,353	25,632	23,712
Changes in operating assets and liabilities:
Accounts receivable, net	(12,086)	(17,905)	26,774
Inventories	(27,161)	(8,574)	75,588
Prepaid expense and other current and non-current assets	23,864	(24,714)	17,036
Accounts payable	6,736	35,257	(32,573)
Accrued liabilities	(947)	(1,522)	(2,913)
Income tax payable/recoverable	(118)	5,481	4,125
Other liabilities	(1,062)	(6,731)	7,011

Net cash provided by operating activities	213,387	185,658	112,161

Investing activities:
Purchase of securities available-for-sale	(287,617)	(387,895)	(124,501)
Proceeds from maturities of securities available-for-sale	282,523	346,762	136,142
Proceeds from sales of trading securities	—	950	—
Purchase of property and equipment	(25,714)	(8,445)	(46,467)
Purchase of businesses, net of cash received and transaction costs	—	—	(19,874)
Final retainer received from sale of substantially all Bluetooth® assets	—	—	5,850
Purchase of intangibles	—	(279)	(400)
Proceeds from sale of property and equipment	599	2,712	2,185

Net cash used in investing activities	(30,209)	(46,195)	(47,065)

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year
	2011	2010	2009

Financing activities:
Payment of debt	(149,669)	(208,403)	(36,929)
Excess tax benefit from exercises of stock options	111	—	—
(Payments) proceeds from no net cost loan	(12,900)	(600)	13,500
Proceeds from the issuance of common stock	20,728	2,474	3,352
Repurchase of common stock, including transaction costs	(12,652)	—	—
Tax withholding paid on behalf of employees for restricted stock units	(2,528)	—	—
Restricted cash associated with financing activities	(341)	(517)	340
Repayment of capital lease obligations	(97)	(155)	(561)

Net cash used in financing activities	(157,348)	(207,201)	(20,298)

Net increase (decrease) in cash and cash equivalents	25,830	(67,738)	44,798
Cash and cash equivalents at the beginning of the period	104,778	172,989	129,750
Effect of exchange rate changes on cash	1,152	(473)	(1,559)

Cash and cash equivalents at the end of the period	$131,760	$104,778	$172,989

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,307	$6,886	$7,988

Cash paid during the year for income taxes	$21,427	$20,219	$13,433

Non-cash investing activities:
Transfer of auction rate securities from available-for-sale to trading securities	$—	$—	$17,143
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 2, 2011
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES
RF Micro Devices, Inc. (the Company) was incorporated under the laws of the State of North Carolina in 1991. The Company is a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. The Company’s products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the cellular handset, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which are accessed through both internal and external resources. The Company is a leading manufacturer of gallium arsenide (GaAs)-based and gallium nitride (GaN) compound semiconductors for RF applications. The Company accesses silicon-based technologies and a small percentage of GaAs through external foundries. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for performance and cost in order to best meet customers’ performance, cost and time-to-market requirements.
The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280, “Segment Reporting” (FASB ASC Topic 280). FASB ASC Topic 280 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and in interim reports to shareholders. The method for determining what information to report is based on the way that management organizes the segments within the Company for the chief operating decision maker to make operating decisions, allocate resources and assess financial performance. Although the Company had two operating segments as of April 2, 2011 (Cellular Products Group (CPG) and Multi-Market Products Group (MPG)), it reports financial information as one reportable segment pursuant to the aggregation criteria.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company acquired an immaterial investment in a privately-held company in fiscal 2008 and accounted for it under the cost method. During the third quarter of fiscal 2011, this company was recapitalized and restructured, which increased RFMD’s ownership in this company to approximately 20%. As a result, RFMD adopted and applied the equity method of accounting to this investment retroactively pursuant to ASC 323, “Investments-Equity Method and Joint Ventures,” which resulted in an increase in the Company’s equity investment of approximately $0.5 million as of April 2, 2011, and an increase in net income of approximately $0.5 million for fiscal 2011. The investment is recorded in “long-term investments” in the consolidated balance sheet as of April 2, 2011.
The Company completed the acquisition of Universal Microwave Corporation (UMC) on April 26, 2008. UMC’s results of operations are included in the Company’s fiscal 2009 statement of operations for the period of April 26, 2008 through March 28, 2009, and for all of fiscal years 2010 and 2011.
Accounting Periods
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on April 2, 2011, April 3, 2010, and March 28, 2009. Fiscal 2010 was a 53-week year and fiscal years 2011 and 2009 were 52-week years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of April 2, 2011 and April 3, 2010. See Note 3 to the Consolidated Financial Statements for a discussion of the fair value of our investments and other financial instruments and see Note 7 to the Consolidated Financial Statements for a discussion of the fair value of our debt instruments.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company makes estimates for the returns reserve, allowance for doubtful accounts, inventory reserves, warranty reserves, income tax valuation, current and deferred income taxes, uncertain tax positions, impairment of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and expected future conditions. Accounting estimates require difficult and subjective judgments and the actual results may differ from the Company’s estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly liquid investments with original maturities of three months or less when purchased.
Investments
Available-for-Sale Investments and Trading Securities
Investments are accounted for in accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities.” Investments available-for-sale at April 2, 2011, and April 3, 2010, consisted of U.S. government/agency securities and auction rate securities (ARS). Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “other (expense) income.” The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest.
As of April 3, 2010, the Company held Level 3 ARS trading securities, which were recorded as “restricted trading security investments” on its consolidated balance sheet. These Level 3 ARS were settled during fiscal 2011 (see Note 3 to the Consolidated Balance Sheet for further details on the settlement). Investments in securities classified as trading securities are measured at fair value each reporting period with the offset to “other (expense) income” on the statement of operations. Because the unrealized holding losses are included in earnings through fair value accounting, it is not necessary to evaluate trading securities for possible impairment. Cash flows from purchases, sales, and maturities of trading securities are classified based on the nature and purpose for which the securities were acquired, and therefore, our cash flows from trading securities are classified in the investing section of the consolidated statements of cash flows.
The Company assesses individual investments for impairment quarterly. Investments are impaired when the fair value is less than the amortized cost. If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary. A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss). Other-than-temporary declines in the Company’s debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
Inventories
Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessments by management. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormally low production levels are charged to expense in the period incurred rather than as a portion of inventory cost.
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
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to 25 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term and included in depreciation.
The Company performs a review if facts and circumstances indicate that the carrying amount of assets may not be recoverable or that the useful life is shorter than had originally been estimated. The Company assesses the recoverability of the assets held for use by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If the Company determines that the useful lives are shorter than the Company had originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. The Company identifies property and equipment as “held for sale” based on the current expectation that, more likely than not, an asset or asset group will be sold or otherwise disposed. The held for sale assets cease depreciation once the assets are classified to the held for sale category at their fair market value less costs to sell. See Note 10 to the Consolidated Financial Statements for additional information regarding asset impairment charges related to restructurings.
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
Other Receivables
The Company records miscellaneous non-product receivables that are collectible within 12 months in “other receivables.” The “other receivables” category on the Company’s consolidated balance sheets includes value added tax receivables ($8.5 million as of April 2, 2011 and $32.4 million as of April 3, 2010, which are reported on a net basis), interest receivables and other miscellaneous items.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
Intangible Assets and Goodwill
Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Intangibles are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. For acquisitions prior to fiscal 2010, acquired in-process research and development with no future alternative use was expensed at the acquisition date. For subsequent acquisitions, acquired in-process research and development with no future alternative use will be capitalized in accordance with FASB ASC Topic 805, “Business Combinations.”
Goodwill
The Company has determined that it has two reporting units as of fiscal 2011 (CPG and MPG) for purposes of allocating and testing goodwill. In evaluating its reporting units, the Company first considers its operating segments and related components in accordance with FASB guidance. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 2, 2011, the Company’s goodwill balance of $95.6 million is allocated to its MPG reporting unit.
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
In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company has weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting units. The Company’s methodologies used for valuing goodwill during fiscal 2011 have not changed as compared to fiscal years 2010 and 2009.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal years 2011 and 2010 without a need to expand the impairment test to step-two. However, during fiscal 2009, indicators of potential impairment caused the Company to conduct an interim impairment test, which was performed as of November 22, 2008. See Note 5 to the Consolidated Financial Statements for additional information regarding fiscal 2009 goodwill impairment.
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
For fiscal years 2011 and 2010, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 16.5% (2011) and 16.0% (2010) and a long-term growth rate of 4% for the MPG reporting unit. The Company considered historical rates and current market conditions when determining the discount and growth rates used in its analysis. The material assumptions used for the income approach were consistent in fiscal 2009, except the discount rate for the MPG reporting unit was 18% for fiscal 2009 as a result of missed projections.
Intangible Assets
Intangible assets consist primarily of technology licenses, customer relationships and acquired product technology resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately 5 years to 15 years. Acquired product technology and customer relationships are also amortized on a straight-line basis over the estimated useful life, ranging from 3 to 10 years.
The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. See Note 5 to the Consolidated Financial Statements for additional information regarding fiscal 2009 identified intangible impairment.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Revenue Recognition
The Company’s net revenue is generated principally from sales of semiconductor products. The Company derives the remaining balance of its net revenue from non-recurring engineering fees and cost-plus contracts for research and development work, royalty income and license fees for its intellectual property and service revenue, which collectively is typically less than 3% of consolidated revenue on an annual basis. Sales of products are generally made through either the Company’s sales force, manufacturers’ representatives or through a distribution network. The Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed or determinable, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Revenue from the majority of the Company’s semiconductor products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. A small percentage of revenue generated from the sale of semiconductor products through a distribution relationship is partially deferred based on the terms specified in the agreement with the distributor. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones, as provided for in the agreements. Revenue from cost plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period. The Company additionally licenses its rights to use portions of its intellectual property portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. License fee revenue recognition is dependent on the terms of each license agreement, which typically include license fees in one or more installments. The Company will recognize license fee revenue (i) upon delivery of the intellectual property and (ii) if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of licensing fees where future performance obligations are required to earn the fee or the fees are not guaranteed. Revenue from services related to manufacturing is recognized during the period that the service is performed.
In addition, the Company has limited rebate programs with certain customers as part of the sales agreements. The rebates represent less than 2% of sales in fiscal 2011, less than 1% of sales in fiscal 2010 and 0% of sales in fiscal 2009. The sales rebates can be reasonably estimated and are accrued against the revenue during the period in which the revenue related to those agreements is recognized.
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
The Company’s terms and conditions do not give its customers the right of return associated with the original sale of its product. However, the Company will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. The reserve is adjusted to reflect changes in the estimated returns versus the original sale of product. Historically, sales returns have not fluctuated significantly as a percent of sales and remain at approximately 2%.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
Shipping and Handling Cost
The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold.
Research and Development
The Company charges all research and development costs to expense as incurred.
Advertising Costs
The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.3 million for fiscal 2011, $0.4 million for fiscal 2010, and $0.6 million for fiscal 2009.
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
Share-Based Compensation
Under FASB ASC Topic 718, “Compensation — Stock Compensation” (FASB ASC Topic 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee’s requisite service period.
As of April 2, 2011, total remaining unearned compensation cost related to nonvested restricted stock units and options was $29.7 million, which will be amortized over the weighted-average remaining service period of approximately 1.1 years.
Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” The functional currency for most of the Company’s international operations is the U.S. dollar. The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of “accumulated other comprehensive (loss) income” within “shareholders’ equity” in the consolidated balance sheets. Foreign currency transactions gains or losses (transactions denominated in a currency other than the functional currency) are reported in “other (expense) income” in the consolidated statements of operations.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements
In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the fourth quarter of fiscal 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of fiscal 2012. The Company believes that adoption of this new guidance will not have a material impact on its financial statements.
In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are required to be adopted in the first quarter of fiscal 2012. The Company believes that adoption of this new guidance will not have a material impact on its financial statements.
2. CONCENTRATIONS OF CREDIT RISK
The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.
Revenue from significant customers, those representing 10% or more of total sales for the respective periods, is summarized as follows:

	Fiscal Year
	2011	2010	2009

Customer 1	39%	55%	52%
Customer 1 had an accounts receivable balance representing approximately 41%, 48%, and 58% of the Company’s total accounts receivable balance as of April 2, 2011, April 3, 2010 and March 28, 2009, respectively.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
3. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
Investments
The following is a summary of available-for-sale securities as of April 2, 2011 and April 3, 2010 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
April 2, 2011
U.S. government/agency securities	$159,837	$44	$—	$159,881
Auction rate securities	2,150	—	—	2,150
Money market funds	31,748	—	—	31,748

	$193,735	$44	$—	$193,779

April 3, 2010
U.S. government/agency securities	$134,897	$5	$(20)	$134,882
Auction rate securities	2,175	—	—	2,175
Money market funds	40,593	—	—	40,593

	$177,665	$5	$(20)	$177,650

The estimated fair value of available-for-sale securities was based on the prevailing market values on April 2, 2011 and April 3, 2010. We determine the cost of an investment sold based on the specific identification method.
In fiscal 2011, the gross realized gains and losses recognized on available-for-sale securities were insignificant. In fiscal 2010, the gross realized gains on available-for-sale securities were less than $0.1 million and there were no gross realized losses.
No available-for-sale investments were in a continuous unrealized loss position as of April 2, 2011. The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months as of April 3, 2010 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $83.9 million. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater on April 2, 2011 and April 3, 2010.
The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	April 2, 2011		April 3, 2010
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$191,585	$191,629	$175,490	$175,475
Due after ten years	2,150	2,150	2,175	2,175

Total investments in debt securities	$193,735	$193,779	$177,665	$177,650

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
3. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of April 2, 2011 (in thousands):

		Quoted Prices In
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

April 2, 2011
U.S. government/agency securities	$159,881	$159,881	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	31,748	31,748	—	—

	$193,779	$191,629	$2,150	$—

April 3, 2010
U.S. government/agency securities	$134,882	$134,882	$—	$—
Auction rate securities	19,423	—	2,175	17,248
Put option	2,302	—	—	2,302
Money market funds	40,593	40,593	—	—

	$197,200	$175,475	$2,175	$19,550

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.
As of April 3, 2010, the Company’s Level 3 ARS consisted of AAA rated securities issued primarily by student loan corporations, which were municipalities of various U.S. state governments. These Level 3 ARS were not liquid and the fair values of the student loan ARS could not be estimated based on observable market prices. The Company estimated the Level 3 ARS fair values with the assistance of a third party investment advisor using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model included the expected timing of successful auctions or refinancings in the future, the composition and quality of the underlying collateral and the creditworthiness of the issuer, and the probability of full repayment considering the guarantees by Federal Family Education Loan Program (FFELP) of the underlying student loans.
In the third quarter of fiscal 2009, the Company accepted a settlement agreement with the securities firm from which the Company purchased all of its Level 3 ARS. The securities firm had reached a settlement with the SEC and various state regulatory agencies under which the securities firm agreed to restore liquidity to certain clients holding ARS. In accordance with this settlement, the securities firm agreed for the Company to have the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
3. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
of June 30, 2010, through July 2, 2012. In addition, the securities firm agreed to provide the Company with a “no net cost” credit line of up to 75% of the market value of its outstanding Level 3 ARS pending the securities firm’s purchase of the Company’s ARS. The settlement feature entered into under this settlement agreement is a separate freestanding instrument accounted for separately from the ARS, is a registered, nontransferable security and was accounted for as a put option. The Company elected fair value accounting in order to mitigate volatility in earnings caused by accounting for the put option and underlying ARS under different methods. The Company determined the fair value of the settlement option using a probability-weighted cash flow analysis with varying assumptions for the amount and timing of potential cash flows.
In the first quarter of fiscal 2011, the Company executed on its right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. Prior to the settlement, the Company’s Level 3 ARS were classified as “restricted trading security investments” on its consolidated balance sheet as these ARS securities were pledged as collateral for the “no net cost” credit line. The “no net cost” loan was repaid with a portion of the proceeds from the sale (see Note 7 to the Consolidated Financial Statements). Due to the sale of the Level 3 ARS, the Company’s put option was settled and “other current assets” was reduced.
During fiscal 2011, the changes in the fair value of the assets measured on a recurring basis using significant unobservable inputs (Level 3) were comprised of the following (in thousands):

	Auction Rate
	Securities	Put Option

Level 3 balance at April 3, 2010	$17,248	$2,302
Settlement of ARS (first quarter of fiscal 2011)	(17,248)	(2,302)

Level 3 balance at April 2, 2011	$—	$—

Financial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any non-financial assets or liabilities measured at fair value during fiscal 2011. For fiscal 2010, the Company recorded an impairment of $0.8 million of certain property and equipment. The fair value of these impaired assets was estimated to be $0.4 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.
Financial Instruments Not Recorded at Fair Value
For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Consolidated Financial Statements. As of April 2, 2011, the fair values of the Company’s convertible subordinated notes exceeded their carrying values (see Note 7 to the Consolidated Financial Statements).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
4. INVENTORIES
The components of inventories are as follows (in thousands):

	Fiscal Year
	2011	2010

Raw materials	$35,851	$29,321
Work in process	53,219	46,208
Finished goods	60,743	46,980

Total inventories	149,813	122,509

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for fiscal years 2009, 2010 and 2011 are as follows (in thousands):

Balance as of March 29, 2008	$701,317

Fiscal 2009 activity:
Acquisitions and acquisition adjustments	15,218
Impairment losses	(619,551)
Tax adjustments	(1,356)

Balance as of March 28, 2009	95,628

Fiscal 2010 activity	—

Fiscal 2011 activity	—

Balance as of April 2, 2011	$95,628

The Company performs impairment tests of goodwill at its reporting unit level (CPG and MPG). Goodwill is allocated to the Company’s reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of April 2, 2011 and April 3, 2010, the Company’s goodwill balance of $95.6 million was allocated to its MPG reporting unit.
The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year. Based on the Company’s fiscal 2011 and fiscal 2010 annual impairment reviews of goodwill, no impairment was indicated, as the estimated fair value of MPG exceeded its carrying value. The Company’s methodologies used for valuing goodwill during fiscal 2011 have not changed from fiscal 2010 or fiscal 2009.
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
5. GOODWILL AND INTANGIBLE ASSETS (continued)
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
As a result of the impairment review, the Company subsequently concluded that as of November 22, 2008, the fair value of both of its reporting units was below their respective carrying values. As such, the Company completed a step-two analysis in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. Based on the work performed, the Company recorded a goodwill impairment charge of $619.6 million in “other operating expense” in the consolidated statement of operations for fiscal 2009. Of the total goodwill impairment of $619.6 million, $526.5 million related to the MPG reporting unit and $93.1 million related to the CPG reporting unit. The remaining goodwill of $95.6 million was allocated to the MPG reporting unit.
During fiscal 2009, goodwill increased by $12.8 million as a result of the acquisition of UMC on April 26, 2008 (see Note 6 to the Consolidated Financial Statements). The remaining increase relates to the refining of the fair values of the assets acquired and liabilities assumed in the Sirenza acquisition as part of the allocation period.
As of April 2, 2011, approximately $5.2 million of net goodwill related to the 2008 acquisition of Sirenza, is expected to be deductible for income tax purposes in future periods.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5. GOODWILL AND INTANGIBLE ASSETS (continued)
The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	April 2, 2011		April 3, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets:
Technology licenses	$10,596	$9,067	$10,625	$8,467
Customer relationships	43,100	10,287	43,100	6,007
Acquired product technology	85,566	36,223	85,566	22,648

Total	$139,262	$55,577	$139,291	$37,122

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
Intangible asset amortization expense was $18.5 million, $19.0 million and $26.2 million in fiscal years 2011, 2010 and 2009, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Estimated
Amortization
Fiscal Year Ending	Expense

2012	$18,394
2013	18,320
2014	17,992
2015	13,286
2016	4,280

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
The total purchase price of $24.1 million was allocated to assets acquired of $16.7 million (including identifiable intangible assets of $10.4 million) and liabilities assumed of $5.3 million (based on their fair values as determined by the Company as of April 26, 2008), and resulted in goodwill of $12.8 million. The identifiable intangible assets included customer relationships of $1.7 million, acquired product technology of $7.3 million and in-process research and development with no alternative future use of $1.4 million. The in-process research and development with no alternative future use was charged to “other operating expense” at the acquisition date.
UMC’s results of operations are included in the Company’s statement of operations as of April 26, 2008. The results of UMC are not significant to the overall results of the Company.
7. DEBT
Debt at April 2, 2011 and April 3, 2010 is as follows (in thousands):

	April 2, 2011	April 3, 2010
Convertible subordinated notes due 2010, net of discount	$—	$9,944
Convertible subordinated notes due 2012, net of discount	58,317	173,747
Convertible subordinated notes due 2014, net of discount	111,992	105,499
Bank loan	7,034	6,739
No net cost credit line	—	12,900
Equipment term loan, net of discount	3,852	8,961

Subtotal	181,195	317,790
Less current portion	3,852	27,953

Total long-term debt	$177,343	$289,837

Aggregate debt maturities as of April 2, 2011, are as follows (in thousands):

Fiscal Years
2012	$3,852
2013	65,351
2014	—
2015	111,992
2016 and thereafter	—

Total	$181,195

Convertible Debt
In April 2007, the Company issued $200 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”). The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. Offering expenses in connection with the issuance of the Notes, including discounts and commissions, were approximately $8.8 million, which are being amortized as interest expense over the terms of the Notes based on the effective interest method.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. DEBT (continued)
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
Holders may convert either series of the Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (i) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (ii) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (iii) if certain specified distributions to all holders of the Company’s common stock occur; (iv) if a fundamental change occurs; or (v) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. The maximum number of shares issuable upon conversion of the Notes as of April 2, 2011, is approximately 19.0 million shares (subsequent to the purchase and retirement by the Company of $177.9 million principal amount of the Notes), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
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
During fiscal 2011, the Company purchased and retired $135.5 million aggregate principal amount of its 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. During fiscal 2010, the Company purchased and retired $2.3 million aggregate principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million.
During fiscal 2010, the Company purchased and retired $7.8 million aggregate principal amount of its 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million. During fiscal 2009, the Company purchased and retired $32.3 million aggregate principal amount of its 2014 Notes at an average price of $41.47, which resulted in a gain of approximately $10.6 million.
The 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market of $66.1 million as of April 2, 2011 (excluding $137.8 million of the aggregate principal amount of the 2012 Notes that were purchased and retired as of April 2, 2011) and $191.5 million as of April 3, 2010 (excluding $2.3 million of the aggregate principal amount of the 2012 Notes that were purchased and retired as of April 3, 2010). The 2014 Notes had a fair value on the PORTAL Market of $145.0 million as of April 2, 2011 (excluding $40.1 million of the aggregate principal amount of the 2014 Notes that were purchased and retired as of April 2, 2011) and $122.8 million as of April 3, 2010 (excluding $40.1 million of the aggregate principal amount of the 2014 Notes that were purchased and retired as of April 3, 2010).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. DEBT (continued)
The following tables provide additional information about the Notes, which are subject to FASB ASC Topic 470-20, “Debt with Conversion and Other Options” (FASB ASC Topic 470-20) (in thousands):

	2012 Notes		2014 Notes
	2011	2010	2011	2010
Carrying amount of the equity component (additional paid-in capital)	$21,731	$31,310	$34,492	$34,492

Principal amount of the convertible subordinated notes	62,248	197,748	134,901	134,901
Unamortized discount of the liability component	(3,931)	(24,001)	(22,909)	(29,402)

Net carrying amount of liability component	$58,317	$173,747	$111,992	$105,499

	2012 Notes			2014 Notes
	2011	2010	2009	2011	2010	2009
Effective interest rate on liability component	7.3%	7.3%	7.3%	7.2%	7.2%	7.2%
Cash interest expense recognized	$940	$1,507	$1,495	$1,345	$1,378	$1,701
Non-cash interest expense recognized	$7,282	$10,901	$10,055	$6,493	$6,184	$7,063
As of April 2, 2011, the remaining period over which the unamortized discount will be amortized for the 2012 Notes and 2014 Notes is 1.0 years and 3.0 years, respectively. As of April 2, 2011, the if-converted value of the Notes did not exceed the principal amount of either the 2012 Notes or the 2014 Notes.
In accordance with FASB Topic ASC 470-20, the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.
During fiscal 2004, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010 (the “2010 Notes”). The net proceeds of the offering were approximately $224.7 million after payment of the underwriting discount and expenses of the offering totaling $5.3 million.
During fiscal 2009, the Company purchased and retired $23.0 million of the original principal amount of the 2010 Notes at an average price of $82.83, which resulted in a gain of approximately $3.8 million. During fiscal 2010, the Company purchased and retired, at 100% of the original principal amount, $197.0 million of the 2010 Notes, which resulted in a loss of $0.4 million due to the write-off of the unamortized discount and debt issuance cost. On July 1, 2010, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.
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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
7. DEBT (continued)
Other Debt
During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China, which is payable in April 2012. As of April 2, 2011, this loan was equivalent to approximately $7.0 million (with the amount fluctuating based on currency rates). The proceeds were used for the expansion of the Company’s internal assembly facility. Interest is calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and is payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 6.45% effective as of February 9, 2011, which is the most recent published rate available as of April 2, 2011). The Company received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility, which offset the amount of monthly interest expense for the first two years of the loan.
During fiscal 2007, the Company entered into a $25.0 million asset-based financing agreement (“equipment term loan”). The net proceeds from the equipment term loan were approximately $24.8 million after payment of administrative fees and issuance costs totaling $0.2 million, which are being amortized as interest expense over the term of the loan based on the effective interest method. The equipment term loan is payable in equal monthly installments of principal and interest of approximately $0.5 million, commencing on August 1, 2006, with a final balloon payment of approximately $3.0 million due on July 1, 2011. The interest rate on the equipment term loan is approximately 7.87%. The equipment term loan is secured by a first priority lien on certain of the Company’s manufacturing equipment. Under the terms of the equipment term loan, the Company must maintain, on a quarterly basis, a ratio of senior funded debt to EBITDA of not greater than 3.5 to 1.0, and unencumbered cash or cash-equivalent holdings of not less than $50.0 million. Senior funded debt is defined as current- and long-term debt plus capital leases, and EBITDA is defined as (i) operating income under GAAP, plus (ii) depreciation and amortization expense, plus (iii) all non-cash expenses and losses, minus all non-cash income and gains. As of April 2, 2011, the Company was in compliance with these covenants.
8. RETIREMENT BENEFIT PLANS
Germany Defined Benefit Pension Plan
The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany. The plan is unfunded with a benefit obligation of approximately $3.3 million and $3.0 million as of April 2, 2011 and April 3, 2010, respectively, which is included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of April 2, 2011, and April 3, 2010. The net periodic benefit costs were approximately $0.3 million, $0.2 million and $0.3 million for fiscal years 2011, 2010 and 2009, respectively.
U.S. Defined Contribution Plan
Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations).
Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of two continuous years of service. The Company contributed $3.8 million, $0.9 million and $2.7 million to the plan during fiscal years 2011, 2010 and 2009, respectively. The Company decreased contributions to the 401(k) plan in fiscal years 2010 and 2009 due to the adverse macroeconomic business environment. On January 1, 2010, as a result of the Company’s improved financial performance, the Company resumed and increased its potential maximum contributions to the 401(k) plan.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
8. RETIREMENT BENEFIT PLANS (continued)
European Defined Contribution Plans
Employees of the Company’s subsidiaries located in Denmark and U.K. are eligible to participate in a stakeholder pension plan immediately upon hire or after three months of service. An employee may invest their earnings in their respective stakeholder pension plans and receive a tax benefit based upon the pension plan. Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. The Company contributed $0.7 million, $0.9 million and $1.2 million to these defined contribution plans during fiscal years 2011, 2010 and 2009, respectively.
Asian Defined Contribution Plans
Employees of the Company’s subsidiaries located in Taiwan, Korea, Japan and India are eligible to participate in a national pension plan immediately upon hire. An employee may invest their earnings in their respective national pension plans and receive a tax benefit based upon the national pension plan. Employer contributions to the plan are at the discretion of their local government regulators. The Company contributed $0.1 million to these defined contribution plans for each of the last three fiscal years.
9. COMMITMENTS AND CONTINGENT LIABILITIES
The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of April 2, 2011. Equipment under capital lease arrangements is included in property and equipment and has a cost of less than $0.5 million as of April 2, 2011 and April 3, 2010.
The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The remaining terms of these operating leases range from less than 1 year to 12 years. Several have renewal options of up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of April 2, 2011, the total future minimum lease payments were approximately $36.1 million related to facility operating leases and approximately $0.4 million related to equipment operating leases.
Minimum future lease payments under non-cancelable capital and operating leases as of April 2, 2011, are as follows (in thousands):

Fiscal Years	Capital	Operating
2012	$73	$9,570
2013	73	7,957
2014	73	6,177
2015	73	3,820
2016	17	3,237
Thereafter	—	5,750

Total minimum payment	$309	$36,511

Less amounts representing interest	37

Present value of minimum lease payments	272
Less current portion	58

Obligations under capital leases, less current portion	$214

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
9. COMMITMENTS AND CONTINGENT LIABILITIES (continued)
Rent expense under operating leases, including facilities and equipment, was approximately $9.7 million, $8.7 million, and $12.1 million (with an additional $15.6 million in lease termination costs included in restructuring), for fiscal years 2011, 2010 and 2009, respectively.
Legal Matters
The Company is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. These actions, when finally concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position or results of operations.
10. RESTRUCTURING AND ASSET SALE
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
The Company recorded restructuring charges in “other operating expense” of approximately $0.7 million, $2.8 million and $67.1 million in fiscal years 2011, 2010 and 2009, respectively, related to one-time employee termination benefits, impaired assets, and lease and other contract termination costs. Restructuring charges for impaired assets (including property, plant and equipment) totaled $0.1 million and $0.7 million for fiscal years 2011 and 2010, respectively. The fair value of the impaired assets was estimated based on the discounted cash flow method.
The following table summarizes the restructuring activities associated with the adverse macroeconomic business environment restructuring plan (in thousands):

	One-Time		Lease and
	Employee		Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 28, 2009	$1,907	$—	$10,906	$12,813
Costs incurred and charged to expense	1,574	847	498	2,919
Adjustments to expense*	—	(148)	—	(148)
Cash payments	(3,457)	—	(1,704)	(5,161)
Non-cash settlement	—	(699)	—	(699)

Accrued restructuring balance as of April 3, 2010	$24	$—	$9,700	$9,724
Costs incurred and charged to expense	—	96	554	650
Cash payments	(24)	—	(1,760)	(1,784)
Non-cash settlement	—	(96)	—	(96)

Accrued restructuring balance as of April 2, 2011	$—	$—	$8,494	$8,494

*	Adjustments related to finalizing the sale of certain assets.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. RESTRUCTURING AND ASSET SALE (continued)
The current and long-term restructuring obligations totaling $8.4 million and $9.7 million as of April 2, 2011 and April 3, 2010, respectively, are included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheets.
The Company has incurred and expects to incur the following restructuring charges associated with the adverse macroeconomic business environment restructuring (in thousands):

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Future	Total
One-time employee termination benefit costs	$4,390	$1,574	$—	$—	$5,964
Asset impairments	51,432	699	96	—	52,227
Lease and other contract termination costs	11,292	498	554	3,500	15,844

Total restructuring charges	$67,114	$2,771	$650	$3,500	$74,035

As of April 2, 2011, the restructuring associated with the adverse macroeconomic business environment is substantially complete. The Company expects to record approximately $3.5 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.
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
As part of this restructuring, the Company reduced its global workforce by approximately 10 percent. The Company recorded restructuring charges in “other operating expense” of less than $0.1 million, $1.0 million and $47.1 million in fiscal years 2011, 2010 and 2009, respectively, related to one-time employee termination benefits, impaired assets (including property, plant and equipment) and lease and other contract termination costs. The fair value of the impaired assets was estimated based on quoted market prices of similar assets.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. RESTRUCTURING AND ASSET SALE (continued)
The following table summarizes restructuring activities associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	One-Time		Lease and
	Employee		Other
	Termination	Asset	Contract
	Benefits	Impairments	Terminations	Total
Accrued restructuring balance as of March 28, 2009	$61	$—	$3,160	$3,221
Costs incurred and charged to expense	5	1,276	433	1,714
Adjustments to expense*	(33)	—	(695)	(728)
Cash payments	(33)	—	(1,333)	(1,366)
Non-cash settlement	—	(1,276)	—	(1,276)

Accrued restructuring balance as of April 3, 2010	$—	$—	$1,565	$1,565
Costs incurred and charged to expense	—	21	—	21
Adjustments to expense*	—	—	(51)	(51)
Cash payments	—	—	(381)	(381)
Non-cash settlement	—	(21)	—	(21)

Accrued restructuring balance as of April 2, 2011	$—	$—	$1,133	$1,133

*	Adjustments related to finalizing certain contracts.
The current and long-term restructuring obligations totaling $1.1 million and $1.6 million as of April 2, 2011 and April 3, 2010, respectively, are included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheets.
The Company has incurred the following restructuring charges associated with the fiscal 2009 restructuring to reduce or eliminate the Company’s investment in wireless systems (in thousands):

	Fiscal 2009	Fiscal 2010	Fiscal 2011	Total
One-time employee termination benefit costs	$9,023	$(28)	$—	$8,995
Asset impairments	24,573	1,276	21	25,870
Lease and other contract termination costs	13,473	(262)	(51)	13,160

Total restructuring charges	$47,069	$986	$(30)	$48,025

As of April 2, 2011, the restructuring to reduce or eliminate the Company’s investment in wireless systems is substantially complete and the Company doesn’t expect to record additional restructuring charges.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. RESTRUCTURING AND ASSET SALE (continued)
Bluetooth® sale and related restructuring charges
In December 2006, the Company sold substantially all of its Bluetooth® assets to QUALCOMM for a cash purchase price of $39.0 million and the assumption by QUALCOMM of certain liabilities. These assets related to the Company’s Bluetooth® 2.0 Enhanced Data Rate products with HCI Interface embodied in the Company’s next-generation RF4000 series products, the next-generation radio modem component SiW1722, as well as associated fixed assets, intellectual property, inventory and receivables. The Company has retained and continues to sell and support certain Bluetooth® specification Version 1.2 qualified products, including its radio modem products SiW1712 and SiW1721 and HCI interface products, SiW3000 and SiW3500.
On December 15, 2006 (the closing date of the transaction with QUALCOMM), the Company received cash of approximately $32.6 million (net of transaction costs), with the remaining $5.9 million of the cash purchase price retained by QUALCOMM for a period of 18 months as security for the indemnification obligations of the Company, which included indemnification for losses arising out of any breach by the Company of any representations, warranties or covenants contained in the Asset Purchase Agreement with QUALCOMM. During fiscal 2009, the Company received a final cash payment of approximately $5.9 million. The Company incurred restructuring expenses of less than $0.1 million for fiscal years 2011, 2010 and 2009 related to lease costs and miscellaneous administrative expenses, which are included in “other operating (expense) income” in the Company’s consolidated financial statements.
11. INCOME TAXES
Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2011	2010	2009

United States	$23,955	$28,572	$(881,833)
Foreign	99,550	56,262	1,825

Total	$123,505	$84,834	$(880,008)

The components of the income tax benefit (provision) are as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Current expense:
Federal	$1,442	$2,125	$19
State	(568)	(676)	28
Foreign	(21,454)	(17,690)	(10,120)

	(20,580)	(16,241)	(10,073)

Deferred benefit:
Federal	(576)	(1,344)	4,490
State	(54)	(72)	6,600
Foreign	22,263	3,842	(8,913)

	21,633	2,426	2,177

Total	$1,053	$(13,815)	$(7,896)

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES (continued)
A reconciliation of the benefit from or (provision for) income taxes to income tax benefit or (expense) computed by applying the statutory federal income tax rate to pre-tax income (loss) for fiscal years 2011, 2010 and 2009 is as follows (dollars in thousands):

	Fiscal Year
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Income tax (expense) benefit at statutory federal rate	$(43,227)	35.00%	$(29,692)	35.00%	$308,003	35.00%
Decrease (increase) resulting from:
State tax, net of federal benefit	(947)	0.77	1,885	(2.22)	5,507	0.62
Research and development credits	1,594	(1.29)	5,861	(6.91)	432	0.05
Effect of changes in income tax rate applied to net deferred tax assets	(804)	0.65	—	—	—	—
Foreign tax rate difference	8,198	(6.64)	8,492	(10.01)	(2,461)	(0.28)
Change in valuation allowance against net deferred tax assets	39,295	(31.82)	2,355	(2.78)	(106,687)	(12.12)
Repurchase of convertible subordinated notes	3,353	(2.71)	—	—	—	—
Write off stock compensation deferred tax assets	(3,048)	2.47	—	—	—	—
In-process research and development	—	—	—	—	(490)	(0.06)
Goodwill impairment	—	—	—	—	(210,227)	(23.89)
Settlement China APA and NC Audit	—	—	(3,084)	3.63	—	—
Carryback of NOL	—	—	1,909	(2.25)	—	—
Other	(3,361)	2.72	(1,541)	1.82	(1,973)	(0.22)

	$1,053	(0.85)%	$(13,815)	16.28%	$(7,896)	(0.90)%

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES (continued)
Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2011	2010

Deferred income tax assets:
Inventory reserve	$7,918	$9,993
Basis in stock and other investments	6,158	6,375
Equity compensation	19,586	23,204
Accumulated depreciation/basis difference	38,465	45,680
Net operating loss carry-forwards	46,690	64,285
Research and other credits	48,204	47,028
Other deferred assets	12,560	15,153
Other comprehensive income	—	5

Total deferred income tax assets	179,581	211,723
Valuation allowance	(92,272)	(132,126)

Net deferred income tax asset	$87,309	$79,597

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(30,300)	$(37,827)
Convertible debt discount	(9,393)	(18,600)
Deferred gain	(6,341)	(5,523)
Other deferred liabilities	(1,354)	(176)
Other comprehensive income	(173)	—

Total deferred income tax liabilities	(47,561)	(62,126)

Net deferred income tax asset	$39,748	$17,471

Amounts included in consolidated balance sheets:
Current assets	$19,255	$17,295
Current liabilities	—	—
Non-current assets	31,516	16,093
Non-current liabilities	(11,023)	(15,917)

Net deferred income tax asset	$39,748	$17,471

At April 2, 2011, the Company has recorded a $92.3 million valuation allowance against net deferred tax assets. This consists of $90.5 million related to U.S. net deferred tax assets and $1.8 million related to Shanghai, China net deferred tax assets. Each of these valuation allowances were established based upon management’s opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management’s intent to evaluate the realizability of these deferred tax assets on a quarterly basis.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES (continued)
As of the beginning of fiscal 2010, there was a $138.4 million valuation allowance which arose mainly from uncertainty related to the realizability of Shanghai, China net deferred tax assets acquired in connection with the Sirenza acquisition, U.K. net deferred tax assets acquired in connection with the Filtronic acquisition, and U.S. net deferred tax assets due to operating losses and impairment charges incurred in the third quarter of fiscal 2009 that resulted in the U.S. moving into a cumulative pre-tax loss for the most recent three-year period. During fiscal 2010, the $6.3 million decrease in the overall valuation allowance was comprised of a decrease of $7.6 million related to the carryback of the fiscal 2009 federal NOL and an increase of $1.3 million related to other changes in domestic and foreign deferred tax assets during fiscal 2010. The $39.8 million decrease in the valuation allowance during fiscal 2011 was comprised of a $22.8 million release of the U.K. valuation allowance related to the remaining deferred tax assets as of the end of fiscal 2011 and $17.0 million for other decreases related to changes in domestic and foreign deferred tax assets during fiscal 2011.
During fiscal 2011, all of the U.K. valuation allowance was released. The positive evidence of income being generated in the U.K. in each of the last several quarters, the scheduled completion during fiscal 2012 of the implementation of production technology to allow the U.K. facility to produce power amplifiers in addition to switches, and future projections of continued profitability overcame any remaining negative evidence.
As of the end of fiscal 2011, a valuation allowance remained against the deferred tax assets in the U.S. and Shanghai, China as the negative evidence of cumulative pre-tax losses for the most recent three-year period in those jurisdictions were not overcome by available positive evidence. However, because of favorable operating results over the last two years, management believes a reasonable possibility exists that within the next year sufficient positive evidence may become available to reach a conclusion that a substantial portion of the remaining valuation allowance related to the U.S. deferred tax assets could be released within the next twelve months.
As of April 2, 2011, the Company had federal loss carryovers of approximately $22.5 million that expire in years 2019-2028 if unused, state losses of approximately $99.8 million that expire in years 2011-2028 if unused, and U.K. loss carryovers of approximately $32.4 million that carry forward indefinitely. Federal credits of $43.2 million and state credits of $27.3 million may expire in years 2011-2029 and 2011-2024, respectively. Federal alternative minimum tax credits of $1.5 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza, Resonext and Silicon Wave acquisitions. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions. The acquired U.K. loss carryovers are potentially subject to limitation under the U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the trade or business of Filtronic within three years of its change in ownership. In the opinion of management, there has not been a “major change” in the nature or conduct of the U.K. business that would subject these U.K.-acquired tax loss carryforwards to limitation under the U.K. anti-avoidance provisions.
The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management’s opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated.
A subsidiary in a foreign jurisdiction has been granted an exemption from income taxes for a two-year period followed by a three-year period at one-half the normal tax rate. Income tax expense was reduced in fiscal 2011 by $0.5 million (less than $.002 per basic or diluted share) as a result of this agreement. This agreement will expire in fiscal 2014.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. INCOME TAXES (continued)
The Company’s gross unrecognized tax benefits totaled $32.9 million as of April 2, 2011, $31.8 million as of April 3, 2010, and $29.5 million as of March 28, 2009. Of these amounts, $24.4 million (net of federal benefit of state taxes), $21.1 million (net of federal benefit of state taxes) and $18.9 million (net of federal benefit of state taxes), respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years. A reconciliation of the fiscal 2009 through fiscal 2011 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Beginning balance	$31,806	$29,506	$20,654
Additions based on positions related to current year	3,258	4,028	4,181
Additions for tax positions in prior years	—	1,544	3,096
Additions for tax positions assumed in business combinations	—	—	3,706
Reductions for tax positions in prior years	(1,534)	(1,890)	(1,335)
Expiration of Statute of Limitations	(589)	(785)	(796)
Settlements	—	(597)	—

Ending Balance	$32,941	$31,806	$29,506

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2011, 2010 and 2009, the Company recognized ($0.2) million, ($0.4) million and $0.1 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled less than $0.1 million, $0.3 million, and $0.7 million as of April 2, 2011, April 3, 2010, and March 28, 2009, respectively.
Within the next 12 months, the Company believes it is reasonably possible that $0.5 million to $1.0 million of gross unrecognized tax benefits may be reduced as a result of reductions for temporary tax positions taken in prior years.
Returns for fiscal years 2005 through 2009 have been examined by the U.S. federal taxing authorities and subsequent tax years remain open for examination. North Carolina returns for fiscal years 2006 through 2008 have been examined by the tax authorities and subsequent tax years remain open for examination. Returns for calendar years 2005 through 2007 have been examined by the German taxing authorities and subsequent tax years remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2006 through present), the U.K. (fiscal 2002 through present), and China (calendar year 2000 through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	For Fiscal Year
	2011	2010	2009

Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common shareholders	$124,558	$71,019	$(887,904)
Effect of dilutive securities:
Income impact of assumed conversions for interest on 2010 Notes	27	1,524	—

Numerator for diluted net income (loss) per share — net income (loss) plus assumed conversion of 2010 Notes	$124,585	$72,543	$(887,904)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	272,575	267,349	262,493
Effect of dilutive securities:
Employee stock options	7,504	4,834	—
Assumed conversion of 2010 Notes	315	17,246	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	280,394	289,429	262,493

Basic net income (loss) per share	$0.46	$0.27	$(3.38)

Diluted net income (loss) per share	$0.44	$0.25	$(3.38)

In the computation of diluted net income per share for fiscal years 2011 and 2010, 9.0 million shares and 17.9 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
In the computation of diluted net loss per share for fiscal 2009, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.
On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the Company’s 2010 Notes and the conversion option of these notes expired unexercised. As a result, the computation of diluted net income per share for fiscal 2011 includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the Company’s 2010 Notes prior to their maturity on July 1, 2010 (a total of approximately 0.3 million shares).
The computation of diluted net income per share for fiscal 2010 assumed the conversion of the Company’s 2010 Notes. The computation of diluted net loss per share for fiscal 2009 did not assume the conversion of the Company’s 2010 Notes because the inclusion would have been anti-dilutive.
The computation of diluted net income per share does not assume the conversion of the Company’s 2012 Notes or the Company’s 2014 Notes. Upon conversion of each $1,000 principal amount of these two series of notes, a holder will receive

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. NET INCOME (LOSS) PER SHARE (continued)
in lieu of common stock, an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value. If the conversion value exceeds $1,000 on the conversion date, the Company, at its election, will settle the value in excess of $1,000 in cash or common stock. The Company will use the treasury stock method to account for the conversion value in excess of the $1,000 principal amount as the conversion becomes applicable. Pursuant to the applicable indentures governing the two series of notes, the conversion value generally is determined as set forth above in Note 7 to the Consolidated Financial Statements. The two series of notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of April 2, 2011, is approximately 19.0 million shares (excluding $177.9 million of the aggregate principal amount of the Notes which were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
13. SHARE-BASED COMPENSATION
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
13. SHARE-BASED COMPENSATION (continued)
Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan
In connection with the merger of a wholly owned subsidiary of the Company with and into Sirenza and the subsequent merger of Sirenza with and into the Company, the Company assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of awards to acquire common stock to employees, non-employee directors and consultants. This plan permits the grant of incentive and nonqualified options, restricted awards and performance share awards. No further awards are granted under this plan.
2003 Stock Incentive Plan
The Company currently grants stock options and restricted stock units to employees and restricted stock units to directors under the 2003 Stock Incentive Plan (the “2003 Plan”). The Company’s shareholders approved the 2003 Stock Plan on July 22, 2003, and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan. The Company is also permitted to grant other types of equity incentive awards, such as stock appreciation rights, restricted stock awards, performance shares and performance units, under the 2003 Plan. On May 5, 2010, the Company granted performance-based restricted stock units that were awarded on May 4, 2011, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2011 under the 2003 plan was 1.7 million shares. On May 6, 2009, the Company granted performance-based restricted stock units that were awarded on May 5, 2010, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2010 under the 2003 plan was 2.5 million shares. On May 21, 2008 and July 8, 2008, the Company granted performance-based restricted stock units that were awarded on May 6, 2009, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2009 under the 2003 Plan was 2.5 million shares. In the past, the Company had various employee stock and incentive plans under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003, continued in accordance with the terms of the respective plans.
The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 30.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company’s prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of April 2, 2011, 9.8 million shares were available for issuance under the 2003 Plan.
2006 Directors’ Stock Option Plan
At the Company’s 2006 Annual Meeting of Shareholders, shareholders of the Company adopted the 2006 Directors’ Stock Option Plan, which replaced the Non-Employee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock has been reserved for issuance under this plan, including shares remaining available for issuance under the prior Non-employee Directors’ Stock Option Plan. As of April 2, 2011, 0.6 million shares were available for issuance under the 2006 Directors’ Stock Option Plan. No awards may be granted under the Directors’ Stock Option Plan after July 30, 2016.
Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At April 2, 2011, 3.6 million shares were available for future issuance under this plan, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.7 million shares under this plan in fiscal 2011.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. SHARE-BASED COMPENSATION (continued)
For fiscal years 2011, 2010 and 2009, the primary share-based awards and their general terms and conditions are as follows:
Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2011, 2010 and 2009 generally vest over a four-year period from the grant date. Under the 2006 Directors’ Stock Option Plan, stock options granted to non-employee directors (other than initial options, as described below) in fiscal years 2011, 2010 and 2009 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, which vests over a two-year period from the grant date and expires 10 years from the grant date. At the director’s option, he may instead elect to receive all or part of the initial grant in restricted stock units. Thereafter, each non-employee director is eligible to receive an annual option or, if he so chooses, an annual grant of restricted stock units.
The options and time-vested restricted units granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise) and as a result, these options are expensed at grant date. In fiscal 2011, share-based compensation of $3.6 million was recognized upon the grant of 0.8 million options and restricted units to certain officers of the Company.
Share-Based Compensation
Under FASB ASC Topic 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model, and is recognized as expense over the employee’s requisite service period. FASB ASC Topic 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.
Total pre-tax share-based compensation expense recognized in the consolidated statements of operations was $25.4 million for fiscal 2011, net of expense capitalized into inventory. For fiscal years 2010 and 2009, the total pre-tax share-based compensation expense recognized was $25.6 million and $23.7 million, respectively. For fiscal years 2011, 2010 and 2009, $0.1 million, $0.3 million and $0.0 million of share-based compensation expense was capitalized into inventory, respectively.
During the second quarter of fiscal 2010 at the Company’s annual meeting, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s chief executive officer, chief financial officer and the three next most highly compensated officers, members of its Board of Directors, consultants and former and retired employees. Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them that had an option price not less than the greater of $5.00 or the 52-week closing stock price high of the Company’s common stock as of July 10, 2009, for new options to be granted promptly after termination of the exchange program. The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares. As a result of the exchange program, approximately 1.8 million shares subject to old options were canceled (with exercise prices ranging from $5.19 to $63.63) on August 7, 2009, and approximately 0.9 million shares subject to new options were granted under the Company’s 2003 Plan on August 7, 2009, with the new options having an exercise price of $4.86 (the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on the trading date immediately preceding the date the new options were granted). The new options will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date. As a result of the exchange program, the Company will be required to recognize $0.6 million of incremental compensation cost over the two-year vesting period.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
13. SHARE-BASED COMPENSATION (continued)
A summary of activity of the Company’s director and employee stock option plans follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (in years)	(in thousands)
Outstanding as of April 3, 2010	18,063	$6.79
Granted	116	$4.41
Exercised	(3,106)	$5.55
Canceled	(929)	$16.40
Forfeited	(42)	$5.17

Outstanding as of April 2, 2011	14,102	$6.40	3.82	$9,338

Vested and expected to vest as of April 2, 2011	14,098	$6.40	3.82	$9,334
Options exercisable as of April 2, 2011	13,309	$6.44	3.73	$8,809
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $6.39 as of April 2, 2011, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2011	2010	2009

Expected volatility	48.3%	64.1%	77.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.4	2.9	5.2
Risk-free interest rate	1.8%	1.7%	3.1%
Weighted-average grant-date fair value of options granted during the period	$1.87	$1.98	$2.20
The total intrinsic value of options exercised during fiscal 2011 was $5.6 million. For fiscal years 2010 and 2009, the total intrinsic value of options exercised was $1.5 million and $3.0 million, respectively.
Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $20.7 million for fiscal 2011 and is reflected in cash flows from financing activities in the consolidated statements of cash flows. The Company settles employee stock options with newly issued shares of the Company’s common stock.
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
13. SHARE-BASED COMPENSATION (continued)
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
FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.59% for both stock options and restricted stock units.
The following activity has occurred under the Company’s existing restricted share plans:

		Weighted-Average
	Shares	Grant-Date
	(in thousands)	Fair Value
Balance at April 3, 2010	10,275	$4.30
Granted	5,879	3.50
Vested	(4,699)	3.82
Forfeited	(205)	4.25

Balance at April 2, 2011	11,250	$4.09

As of April 2, 2011, total remaining unearned compensation cost related to nonvested restricted stock units was $29.2 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.
The total fair value of restricted stock units that vested during fiscal 2011 was $22.1 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2010 and 2009, the total fair value of restricted stock units that vested was $13.4 million and $4.4 million, respectively.
14. SHAREHOLDERS’ EQUITY
Share Repurchase
In the fourth quarter of fiscal 2011, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of its outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011, and expiring on January 27, 2013. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended April 2, 2011, the Company repurchased 1.7 million shares at an average price of $7.44 on the open market.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
14. SHAREHOLDERS’ EQUITY (continued)
Common Stock Reserved For Future Issuance
At April 2, 2011, the Company had reserved a total of approximately 58.6 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	14,102
Possible future issuance under Company stock option plans	10,584
Employee stock purchase plan	3,618
Restricted share-based units granted	11,250
Possible future issuance pursuant to convertible subordinated notes	19,025

Total shares reserved	58,579

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
15. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION
The consolidated financial statements include sales to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Sales:
United States	$156,746	$151,673	$159,885
International	895,010	826,720	726,621

	Fiscal Year
	2011	2010	2009

Sales:
United States	15%	16%	18%
Asia	77	71	63
Europe	6	11	16
Central and South America	1	2	2
Canada	<1	<1	<1
Other	<1	<1	<1
The Company classifies its revenue based upon the end application of the products in which the Company’s products are used. Net sales by end application are regularly reviewed by the chief operating decision maker and are as follows (in thousands):

	Fiscal Year
	2011	2010	2009

Net Revenue:
Cellular Products Group	$819,230	$800,535	$659,824
Multi-Market Products Group	232,526	177,858	226,682

Total	$1,051,756	$978,393	$886,506

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2011	2010	2009

Long-lived tangible assets:
United States	$148,745	$178,012	$224,461
International	60,733	69,073	90,666
Sales, for geographic disclosure purposes, are based on the “bill to” address of the customer. The “bill to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total international revenue for fiscal 2011, approximately 40% ($418.2 million) was from customers in China, 14% ($144.9 million) from customers in Taiwan, 14% ($143.4 million) from customers in India, and 7% ($69.3 million) from customers in Korea. Long-lived tangible assets primarily include property and equipment and at April 2, 2011, approximately $55.2 million (or 26%) of the Company’s total property and equipment was located in China.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
16. QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2011 Quarter
(in thousands, except
per share data)	First		Second		Third	Fourth

Revenue	$273,842		$285,794		$278,794	$213,326
Gross profit	102,407		108,655		103,089	75,520
Net income	28,341	(1)	35,396	(1)	36,686	24,135	(2)
Net income per share:
Basic	$0.10		$0.13		$0.13	$0.09
Diluted	$0.10		$0.13		$0.13	$0.08

Fiscal 2010 Quarter
(in thousands, except
per share data)	First	Second	Third	Fourth

Revenue	$212,540	$254,757	$250,271	$260,825
Gross profit	74,001	91,549	91,190	98,429
Net income	4,784	14,579	24,928	26,728
Net income per share:
Basic	$0.02	$0.05	$0.09	$0.10
Diluted	$0.02	$0.05	$0.09	$0.10
The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal year 2010 was a 53-week fiscal year, with the second quarter of fiscal 2010 having an extra week (14 weeks). Each quarter of fiscal 2011 contained a comparable number of weeks (13 weeks).

1.	In the first and second quarters of fiscal 2011, net income was $0.2 million and $0.3 million higher, respectively, than previously reported, due to the Company’s increased ownership percentage in an equity investment (see Note 1 to the Consolidated Financial Statements).

2.	Net income includes an income tax benefit related to the effects of a reduction of a valuation reserve against deferred tax assets.
17. SUBSEQUENT EVENTS
During the first quarter of fiscal 2012 (through May 31, 2011), the Company repurchased and retired $22.0 million aggregate principal amount of its 2012 Notes, equal to approximately 35% of the outstanding balance of its 2012 Notes. The Company paid $1.05 per $1.00 of par value for the 2012 Notes. The primary impact of this transaction to the Company’s financial statements in the first quarter of fiscal 2012 is expected to be a reduction of debt of approximately $20.0 million (net of discount) and a reduction in cash of approximately $23.0 million.
Also during the first quarter of fiscal 2012 (through May 31, 2011), the Company repurchased 0.9 million shares of common stock at an average price of $5.93 on the open market.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
RF Micro Devices and Subsidiaries
Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of April 2, 2011. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of April 2, 2011.
The Company’s auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries
We have audited RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, RF Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 2, 2011 of RF Micro Devices, Inc. and Subsidiaries and our report dated June 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
June 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
RF Micro Devices, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended April 2, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and Subsidiaries at April 2, 2011 and April 3, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
June 1, 2011

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
(c) Changes in internal control over financial reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 2, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information required by this Item may be found in our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Executive Officers,” “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information therein is incorporated herein by reference.
The Company has adopted its “Code of Ethics for Senior Financial Officers” and a copy is posted on the Company’s website at www.rfmd.com. In the event that we amend any of the provisions of the Code of Ethics for Senior Financial Officers that requires disclosure under applicable law, SEC rules or NASDAQ listing standards, we intend to disclose such amendment on our website. Any waiver of the Code of Ethics for Senior Financial Officers for any executive officer or director must be approved by the Board and will be promptly disclosed, along with the reasons for the waiver, as required by applicable law or NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION.
Information required by this Item may be found in our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” and the information therein is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information required by this Item may be found in our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and the information therein is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information required by this Item may be found in our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Related Person Transactions” and “Corporate Governance,” and the information therein is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Information required by this Item may be found in our definitive proxy statement for our 2011 Annual Meeting of Shareholders under the captions “Proposal 5 — Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this report:
(1)	Financial Statements
i.	Consolidated Balance Sheets as of April 2, 2011 and April 3, 2010.

ii.	Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009.

iii.	Consolidated Statements of Shareholders’ Equity for fiscal years 2011, 2010 and 2009.

iv.	Consolidated Statements of Cash Flows for fiscal years 2011, 2010 and 2009.

v.	Notes to Consolidated Financial Statements.
Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules:
Schedule II — “Valuation and Qualifying Accounts” appears below.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.
Schedule II
Valuation and Qualifying Accounts
Fiscal Years Ended 2011, 2010 and 2009
(In thousands)

	Balance at	Additions	Additions for
	Beginning of	Charged to Costs	Amounts Acquired	Deductions from		Balance at End
	Period	and Expenses	through Acquisition	Reserve		of Period
Year ended April 2, 2011
Allowance for doubtful accounts	$802	$—	$—	$2	(i)	$800
Inventory reserve	25,597	2,046	—	7,561	(ii)	20,082

Year ended April 3, 2010
Allowance for doubtful accounts	$886	$293	$—	$377	(i)	$802
Inventory reserve	39,544	2,480	—	16,427	(ii)	25,597

Year ended March 28, 2009
Allowance for doubtful accounts	$796	$1,183	$—	$1,093	(i)	$886
Inventory reserve	30,328	21,022	103	11,909	(ii)	39,544

(i)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled less than $0.1 million for both fiscal 2011 and fiscal 2010, and $0.8 million for fiscal 2009.

(ii)	The Company sold excess inventory or wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.

Date: June 1, 2011	By:	/s/ Robert A. Bruggeworth Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 1, 2011.

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

10.1	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended (11)*

10.2	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (6)*

10.3	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Walter H. Wilkinson, Jr., as amended (11)*

10.4	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Albert E. Paladino, as amended (11)*

10.5	Stock Option Agreement, dated as of October 27, 1998, between RF Micro Devices, Inc. and Erik H. van der Kaay, as amended (11)*

10.6	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (11)*

10.7	RF Nitro Communications, Inc. 2001 Stock Incentive Plan (as amended and restated effective October 23, 2001) (12)

10.8	Resonext Communications, Inc. 1999 Stock Plan (as amended and restated effective December 19, 2002) (13)

10.9	License and Technical Assistance Agreement, by and between the Electronic Systems & Technology Division of the Space and Electronics Group of TRW Inc. and RF Micro Devices, Inc., dated June 6, 1996 (6)

10.10	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (14)

10.11	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (14)

10.12	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (15)

10.13	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (16)

10.14	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (11)

EXHIBIT INDEX

Exhibit
No.	Description

10.15	Change in Control Agreement, effective as of March 1, 2001, between RF Micro Devices, Inc. and William J. Pratt (17)*

10.16	Change in Control Agreement, effective as of February 1, 2005, between RF Micro Devices, Inc. and Gregory J. Thompson (18)*

10.17	Form of Amendment No. 1 to Change in Control Agreements, effective as of June 9, 2005 (19)*

10.18	Amended and Restated Preferred Stock Purchase Agreement, dated October 15, 2002, by and between Jazz Semiconductor, Inc. and RF Micro Devices, Inc. (20)

10.19	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended through June 11, 2010 (34)*

10.20	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (21)*

10.21	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (21)*

10.22	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (19)*

10.23	Form of Restricted Stock Award Agreement (Service-Based Award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (19)*

10.24	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (22)*

10.25	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (32)*

10.26	Form of Stock Option Agreement — Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (21)*

10.27	Form of Stock Option Agreement — Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (21)*

10.28	RF Micro Devices, Inc. Cash Bonus Plan, effective June 1, 2006 (21)*

10.29	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (23)*

10.30	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (25)*

10.31	Noncompetition Agreement, dated August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (25)*

EXHIBIT INDEX

Exhibit
No.	Description

10.32	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, dated August 13, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (25)*

10.33	Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan, as Assumed by RF Micro Devices, Inc. and Amended and Restated Effective November 13, 2007 (26)*

10.34	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (27)*

10.35	Form of Restricted Stock Award Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (28)*

10.36	Retirement and Transition Agreement, dated as of March 31, 2008, between William J. Pratt and RF Micro Devices, Inc. (29)*

10.37	Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (30)*

10.38	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth (31)*

10.39	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church (31)*

10.40	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston (31)*

10.41	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Jerry D. Neal (31)*

10.42	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr. (31)*

10.43	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy (31)*

10.44	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson (31)*

10.45	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert Van Buskirk (31)*

10.46	Equity Award Election Form, pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (32)*

10.47	Form of Stock Option Agreement — Annual/Supplemental Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (32)*

EXHIBIT INDEX

Exhibit
No.	Description

10.48	Form of Restricted Stock Unit Agreement — Initial RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (32)*

10.49	Form of Restricted Stock Unit Agreement — Annual/Supplemental RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (32)*

10.50	RF Micro Devices, Inc. Director Compensation Plan, effective May 7, 2009 (32)*

10.51	2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc., as amended and restated through June 13, 2003 (32)*

10.52	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.* (33)

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Annual Report on Form 10-K for the year ended April 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of April 2, 2011 and April 3, 2010, (ii) the Consolidated Statements of Operations for the years ended April 2, 2011, April 3, 2010 and March 28, 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended April 2, 2011, April 3, 2010 and March 28, 2009, (iv) the Consolidated Statements of Cash Flows for the years ended April 2, 2011, April 3, 2010 and March 28, 2009, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text **

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(2)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed December 7, 2006.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(4)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(6)	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 1997 (File No. 333-22625).

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A, filed August 14, 2001.

(8)	Incorporated by reference to the exhibit filed with our Registration Statement on Form 8-A/A, filed August 1, 2003.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(11)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(12)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 30, 2001 (File No. 333-74230).

(13)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed December 20, 2002 (File No. 333-102048).

(14)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(15)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(17)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(18)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 2, 2005.

(19)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(20)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(22)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(23)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(24)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(25)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4, filed September 13, 2007 (File No. 333-146027).

(26)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(27)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 19, 2007.

(28)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 4, 2008.

(30)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 14, 2008.

(31)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008.

(32)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.

(33)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed June 2, 2010.

(34)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 5, 2010.

*	Executive compensation plan or agreement

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.