Form 10-Q
period 2011-07-02
RF MICRO DEVICES INC
filed 2011-08-11
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2011, there were 276,362,544 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of July 2, 2011 and April 2, 2011	3
	Condensed Consolidated Statements of Income for the three months ended July 2, 2011 and July 3, 2010	4
	Condensed Consolidated Statements of Cash Flows for the three months ended July 2, 2011 and July 3, 2010	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19

PART II — OTHER INFORMATION

Item 1A.	Risk Factors.	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 6.	Exhibits.	20

SIGNATURES		21
EXHIBIT INDEX		22
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	July 2,	April 2,
	2011	2011

ASSETS
Current assets:
Cash and cash equivalents	$122,665	$131,760
Restricted cash	410	422
Short-term investments (Note 7)	132,972	159,881
Accounts receivable, less allowance of $800 as of July 2, 2011 and April 2, 2011	115,655	120,375
Inventories (Note 3)	163,207	149,813
Prepaid expenses	9,024	6,960
Other receivables	14,420	10,218
Other current assets (Note 6)	23,182	20,730

Total current assets	581,535	600,159

Property and equipment, net of accumulated depreciation of $555,101 at July 2, 2011 and $541,318 at April 2, 2011	214,830	209,478
Goodwill	95,628	95,628
Intangible assets, net	79,082	83,685
Long-term investments (Note 1 and Note 7)	2,762	2,694
Other non-current assets (Note 6)	32,994	33,749

Total assets	$1,006,831	$1,025,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,559	$89,490
Accrued liabilities	44,594	41,483
Current portion of long term debt, net of unamortized discount (Note 5)	45,436	3,852
Other current liabilities (Note 6)	207	112

Total current liabilities	178,796	134,937

Long-term debt, net of unamortized discount (Note 5)	113,694	177,343
Other long-term liabilities (Note 6)	34,379	36,758

Total liabilities	326,869	349,038

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 275,926 and 275,376 shares issued and outstanding at July 2, 2011 and April 2, 2011, respectively	957,525	966,764
Additional paid-in capital	280,809	276,964
Accumulated other comprehensive income, net of tax	463	393
Accumulated deficit	(558,835)	(567,766)

Total shareholders’ equity	679,962	676,355

Total liabilities and shareholders’ equity	$1,006,831	$1,025,393

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010

Revenue	$214,191	$273,842

Operating costs and expenses:
Cost of goods sold	136,023	171,435
Research and development	36,584	36,101
Marketing and selling	15,025	14,368
General and administrative	11,530	11,070
Other operating expense	176	309

Total operating costs and expenses	199,338	233,283

Income from operations	14,853	40,559

Interest expense	(3,016)	(5,486)
Interest income	134	365
Loss on retirement of convertible subordinated notes (Note 5)	(778)	—
Other income (Note 1)	238	806

Income before income taxes	11,431	36,244

Income tax expense (Note 6)	(2,500)	(7,903)

Net income	$8,931	$28,341

Net income per share (Note 2):
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

Shares used in per share calculation:
Basic	275,928	270,340
Diluted	283,310	277,933
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 2, 2011	July 3, 2010

Cash flows from operating activities:
Net income	$8,931	$28,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,594	16,471
Amortization and other non-cash items	6,938	8,973
Excess tax benefit from exercises of stock options	(7)	—
Deferred income taxes	1,020	(207)
Foreign currency adjustments	(168)	(495)
Asset impairments (including restructuring impairments)	—	15
Loss on retirement of convertible subordinated notes	778	—
Gain on disposal of assets, net	(135)	(109)
Income from equity investment	(68)	(226)
Share-based compensation expense	5,428	5,311
Changes in operating assets and liabilities:
Accounts receivable, net	4,651	(21,520)
Inventories	(13,210)	(5,533)
Prepaid expense and other current and non-current assets	(6,248)	(13,680)
Accounts payable and accrued liabilities	1,442	19,278
Income tax payable/recoverable	(4,408)	15,888
Other liabilities	(480)	123

Net cash provided by operating activities	19,058	52,630

Investing activities:
Purchase of property and equipment	(19,933)	(6,582)
Proceeds from sale of property and equipment	128	330
Proceeds from maturities of securities available-for-sale	33,000	54,550
Purchase of securities available-for-sale	(5,998)	(60,920)

Net cash provided by (used in) investing activities	7,197	(12,622)

Financing activities:
Payment of debt	(27,173)	(11,212)
Payments of no net cost loan	—	(12,900)
Excess tax benefit from exercises of stock options	7	—
Proceeds from the issuance of common stock	989	93
Repurchase of common stock, including transaction costs	(5,621)	—
Tax withholding paid on behalf of employees for restricted stock units	(3,682)	—
Restricted cash associated with financing activities	(67)	(65)
Repayment of capital lease obligations	(15)	(23)

Net cash used in financing activities	(35,562)	(24,107)

Net (decrease) increase in cash and cash equivalents	(9,307)	15,901
Effect of exchange rate changes on cash	212	(217)
Cash and cash equivalents at the beginning of the period	131,760	104,778

Cash and cash equivalents at the end of the period	$122,665	$120,462

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company” or “RFMD”) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2011.
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The Company acquired an immaterial investment in a privately-held company in fiscal 2008 and accounted for it under the cost method. During the third quarter of fiscal 2011, this company was recapitalized and restructured, which increased RFMD’s ownership in this company and as a result, RFMD adopted and applied the equity method of accounting to this investment retroactively pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures” (“ASC 323”). The cumulative effect of this accounting change was immaterial to prior fiscal years and was recorded as an equity investment in fiscal year 2011. As of July 2, 2011, the equity investment is $0.6 million and has increased net income by approximately $0.1 million and $0.2 million for the three months ended July 2, 2011 and July 3, 2010, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
2. NET INCOME PER SHARE
The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	July 2, 2011	July 3, 2010

Numerator:
Numerator for basic and diluted net income per share — net income available to common shareholders	$8,931	$28,341
Effect of dilutive securities:
Income impact of assumed conversions for interest on 2010 Notes	—	26

Numerator for diluted net income per share - net income plus assumed conversion of 2010 Notes	$8,931	$28,367

Denominator:
Denominator for basic net income per share — weighted average shares	275,928	270,340
Effect of dilutive securities:
Employee stock options	7,382	6,330
Assumed conversion of 2010 Notes	—	1,263

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	283,310	277,933

Basic net income per share	$0.03	$0.10

Diluted net income per share	$0.03	$0.10

In the computation of diluted net income per share for the three months ended July 2, 2011 and July 3, 2010, outstanding stock options to purchase approximately 7.7 million shares and 15.8 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the Company’s 1.50% convertible subordinated notes (the “2010 Notes”) and the conversion option of these notes expired unexercised. The computation of diluted net income per share for the three months ended July 3, 2010 includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the Company’s 2010 Notes prior to their maturity on July 1, 2010 (a total of approximately 1.3 million shares).
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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
2. NET INCOME PER SHARE (continued)
The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of July 2, 2011 is approximately 16.9 million shares (excluding an aggregate of $199.9 million principal amount of the Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
Share Repurchase
During the three months ended July 2, 2011, the Company repurchased 0.9 million shares of its common stock at an average price of $5.93 on the open market.
3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	July 2, 2011	April 2, 2011
Raw materials	$42,366	$35,851
Work in process	58,823	53,219
Finished goods	62,018	60,743

Total inventories	$163,207	$149,813

4. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income for the Company consists of accumulated unrealized gains (losses) on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain. This amount is included as a separate component of shareholders’ equity. Comprehensive income is not materially different than net income for the three months ended July 2, 2011 and July 3, 2010.
5. DEBT
Debt balances at July 2, 2011 and April 2, 2011 are as follows (in thousands):

	July 2, 2011	April 2, 2011
Convertible subordinated notes due 2012, net of discount	$38,325	$58,317
Convertible subordinated notes due 2014, net of discount	113,694	111,992
Bank loan	7,111	7,034
Equipment term loan, net of discount	—	3,852

Total debt	159,130	181,195
Less current portion	45,436	3,852

Total long-term debt	$113,694	$177,343

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
5. DEBT (continued)
Convertible Debt
During the first quarter of fiscal 2012, the Company purchased and retired $22.0 million original principal amount of its 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million. In accordance with FASB ASC 470-20, “Debt — Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.
The Company’s 2012 Notes became current during the first quarter of fiscal 2012 and are now reflected in “current portion of long-term debt” on its condensed consolidated balance sheet.
As of July 2, 2011, the 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $42.7 million compared to a carrying value of $38.3 million.  As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million compared to a carrying value of $58.3 million.
As of July 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $146.7 million compared to a carrying value of $113.7 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million compared to a carrying value of $112.0 million.
Total non-cash interest expense related to the Company’s 2012 and 2014 Notes was $2.4 million for the three months ended July 2, 2011 and $4.4 million for the three months ended July 3, 2010.
Bank Loan
The bank loan became current during the first quarter of fiscal 2012 and is now reflected in “current portion of long-term debt” on the Company’s condensed consolidated balance sheet.
Equipment Term Loan
In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.
6. INCOME TAXES
Income Tax Expense
The Company’s provision for income taxes for the reporting periods ended July 2, 2011 and July 3, 2010 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
The Company’s income tax expense for the three months ended July 2, 2011 and July 3, 2010 was $2.5 million and $7.9 million, respectively. The Company’s effective tax rate for the three months ended July 2, 2011 and July 3, 2010 was 21.9% and 21.8%, respectively. The Company’s effective tax rate for the first quarter of fiscal 2012 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets. The Company’s effective tax rate for the first quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. INCOME TAXES (continued)
Deferred Taxes
The valuation allowance against net deferred tax assets has decreased by $1.3 million from the $92.3 million balance as of the end of fiscal 2011. The Company intends to maintain a valuation allowance against its deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.
The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that will begin to expire in fiscal 2020 and fiscal 2012, respectively, if unused. The use of those NOLs which were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. loss carryovers that carry forward indefinitely.
Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $32.9 million as of the end of fiscal 2011 to $33.1 million as of the end of the first quarter of fiscal 2012, with the change arising from a $0.2 million increase related to tax positions taken with respect to the current fiscal year.
U.S. federal tax returns through fiscal 2009, North Carolina tax returns through fiscal 2008, and German tax returns through calendar 2007 have been examined by their respective taxing authorities. Subsequent tax years in each of those jurisdictions remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2006 through present), the U.K. (fiscal 2002 through present), and China (calendar year 2000 through present).
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Available-For-Sale
The following is a summary of available-for-sale securities as of July 2, 2011 and April 2, 2011 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
July 2, 2011
U.S. government/agency securities	$132,908	$65	$(1)	$132,972
Auction rate securities	2,150	—	—	2,150
Money market funds	27,255	—	—	27,255

	$162,313	$65	$(1)	$162,377

April 2, 2011
U.S. government/agency securities	$159,837	$44	$—	$159,881
Auction rate securities	2,150	—	—	2,150
Money market funds	31,748	—	—	31,748

	$193,735	$44	$—	$193,779

The estimated fair value of available-for-sale securities was based on the prevailing market values on July 2, 2011 and April 2, 2011. We determine the cost of an investment sold based on the specific identification method.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
There were no gross realized gains or losses recognized on available-for-sale securities for the three months ended July 2, 2011 and July 3, 2010.
No available-for-sale investments were in a continuous unrealized loss position as of July 2, 2011 and April 2, 2011.
The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	July 2, 2011		April 2, 2011
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$160,163	$160,227	$191,585	$191,629
Due after ten years	2,150	2,150	2,150	2,150

Total investments in debt securities	$162,313	$162,377	$193,735	$193,779

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, auction rate securities (ARS), and money market funds. Marketable securities are reported at fair value in cash and cash equivalents, short-term investments and long-term investments on the Company’s condensed consolidated balance sheet. The related unrealized gains and losses are included in accumulated other comprehensive income, a component of shareholders’ equity, net of tax.
Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of July 2, 2011 and April 2, 2011 (in thousands):

		Quoted Prices In
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

July 2, 2011
U.S. government/agency securities	$132,972	$132,972	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	27,255	27,255	—	—

	$162,377	$160,227	$2,150	$—

April 2, 2011
U.S. government/agency securities	$159,881	$159,881	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	31,748	31,748	—	—

	$193,779	$191,629	$2,150	$—

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
(Unaudited)
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any non-financial assets or liabilities measured at fair value during the three months ended July 2, 2011 and July 3, 2010.
Financial Instruments Not Recorded at Fair Value
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value as of July 2, 2011 and April 2, 2011. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the fair value of our debt instruments.
8. SUBSEQUENT EVENTS
During the second quarter of fiscal 2012 (through August 11, 2011), the Company repurchased 1.0 million shares of its common stock at an average price of $5.82 on the open market.

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
FIRST QUARTER FISCAL 2012 FINANCIAL HIGHLIGHTS:
•	Quarterly revenue decreased by 21.8% as compared to the first quarter of fiscal 2011. Sales of our cellular products decreased primarily due to lower sales to Nokia driven by the expected decline of transceiver product sales. These decreases to revenue were partially offset by an increase in sales of our 3G/4G cellular components to customers other than Nokia and an increase in sales of our multi-market products (including our components for WiFi applications, wireless infrastructure products and our GaN products used in radar equipment and cable equipment).

•	Gross margin for the quarter was 36.5% as compared to 37.4% in the corresponding quarter of fiscal 2011. The decrease was due to lower factory utilization rates and an erosion in average selling prices, partially offset by a favorable product mix toward higher margin products.

•	Operating income was $14.9 million for the first quarter of fiscal 2012 as compared to $40.6 million for the corresponding quarter of fiscal 2011.

•	Cash flow from operations was $19.1 million for the first quarter of fiscal 2012 as compared to $52.6 million for the first quarter of fiscal 2011.

•	Inventory totaled $163.2 million at July 2, 2011, reflecting turns of 3.3 as compared to $128.0 million and turns of 5.4 at July 3, 2010.

•	During the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million.

•	During the first quarter of fiscal 2012, we repurchased 0.9 million shares of our common stock at an average price of $5.93 on the open market.

The following tables present a summary of our results of operations for the three months ended July 2, 2011 and July 3, 2010.

	Three Months Ended
	July 2,	% of	July 3,	% of	Increase	Percentage
(In thousands, except percentages)	2011	Revenue	2010	Revenue	(Decrease)	Change

Revenue	$214,191	100.0%	$273,842	100.0%	$(59,651)	(21.8)%
Cost of goods sold	136,023	63.5	171,435	62.6	(35,412)	(20.7)

Gross margin	78,168	36.5	102,407	37.4	(24,239)	(23.7)
Research and development	36,584	17.1	36,101	13.2	483	1.3
Marketing and selling	15,025	7.0	14,368	5.2	657	4.6
General and administrative	11,530	5.4	11,070	4.1	460	4.2
Other operating expense	176	0.1	309	0.1	(133)	(43.0)

Operating income	$14,853	6.9%	$40,559	14.8%	(25,706)	(63.4)

REVENUE
Our revenue decreased during the three months ended July 2, 2011 as compared to the corresponding period of fiscal 2011. For the quarter, sales of our cellular products decreased year-over-year primarily due to lower sales to Nokia driven by the expected decline of transceiver product sales. These decreases to revenue were partially offset by an increase in sales of our 3G/4G cellular components to customers other than Nokia and an increase in sales of our multi-market products (including our components for WiFi applications, wireless infrastructure products and our GaN products used in radar equipment and cable equipment).
OPERATING INCOME
Operating income was $14.9 million for the three months ended July 2, 2011, compared to operating income of $40.6 million for the three months ended July 3, 2010. Our operating income decreased primarily due to lower sales.
Gross Margin
Our gross margin for the three months ended July 2, 2011 decreased to 36.5% compared to 37.4% for the three months ended July 3, 2010 due to lower factory utilization rates and an erosion in average selling prices, partially offset by a favorable product mix toward higher margin products.
Operating Expenses
Research and development, marketing and selling and general and administrative expenses for the three months ended July 2, 2011 increased slightly in absolute dollars as compared to the three months ended July 3, 2010. These expenses totaled 29.5% of revenue for the three months ended July 2, 2011 as compared to 22.5% of revenue for the three months ended July 3, 2010, primarily due to lower sales.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
	July 2,	July 3,
(In thousands)	2011	2010
Interest expense	$(3,016)	$(5,486)
Interest income	134	365
Loss on retirement of convertible subordinated notes	(778)	—
Other income	238	806
Income tax expense	(2,500)	(7,903)
Interest Expense
Interest expense decreased for the three months ended July 2, 2011 as compared to the three months ended July 3, 2010, primarily due to the purchase and early retirements of $157.5 million original principal amount of the 2012 Notes from the second quarter of fiscal 2011 to the first quarter of fiscal 2012.
Our interest expense included cash interest of $0.6 million and $1.0 million for the three months ended July 2, 2011 and July 3, 2010, respectively.
Loss on the Retirement of Convertible Subordinated Notes
In the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.
Other Income
The decrease in other income for the three months ended July 2, 2011 is primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.
Income Taxes
Our provision for income taxes for the reporting periods ended July 2, 2011 and July 3, 2010 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three months ended July 2, 2011 was $2.5 million, which is comprised primarily of tax expense related to domestic and international operations, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense for the three months ended July 3, 2010 was $7.9 million, which is comprised primarily of tax expense related to domestic and international operations, offset by a tax benefit related to changes in the domestic and foreign deferred tax asset valuation allowances.
The valuation allowance against net deferred tax assets has decreased by $1.3 million from the $92.3 million balance as of the end of fiscal 2011. We intend to maintain a valuation allowance against the deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of July 2, 2011, we had working capital of approximately $402.7 million, including $122.7 million in cash and cash equivalents, compared to working capital of approximately $443.9 million at July 3, 2010, including $120.5 million in cash and cash equivalents. As of July 2, 2011, our total cash, cash equivalents and short-term investments balance exceeded our remaining principal amount of 2012 Notes and 2014 Notes by $80.5 million.
On January 25, 2011, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the first quarter of fiscal 2012, we repurchased approximately 0.9 million shares of our common stock at an average price of $5.93 on the open market.
Cash Flows from Operating Activities
Operating activities for the three months ended July 2, 2011 generated cash of $19.1 million, compared to $52.6 million for the three months ended July 3, 2010. This year-over-year decrease was primarily attributable to decreased profitability and an increase in raw material and work in process inventory related to the expected ramp of several new products, including products that have longer lead times due to their silicon content.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended July 2, 2011 was $7.2 million, compared to net cash used in investing activities of $12.6 million for the three months ended July 3, 2010. The increase in cash provided by investment activities was primarily due to lower investment activity and lower proceeds from maturities of available-for-sale securities, partially offset by increased capital expenditures related to the expansion of our manufacturing capacity during the first three months of fiscal 2012 as compared to the first three months of fiscal 2011.
Cash Flows from Financing Activities
Net cash used in financing activities was $35.6 million for the three months ended July 2, 2011, compared to $24.1 million for the three months ended July 3, 2010. This increase in cash used in financing activities was primarily due to the repurchase of 0.9 million shares of common stock for $5.6 million (including transaction costs) and $3.7 million of tax withholding paid on behalf of employees for restricted stock units.
COMMITMENTS AND CONTINGENCIES
Equipment Term Loan In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.
Bank Loan As of July 2, 2011, the $7.1 million balance of our bank loan, which is payable in April 2012, is now reflected in “current portion of long-term debt” on our condensed consolidated balance sheet.
Convertible Debt During the first quarter of fiscal 2012, we purchased and retired $22.0 million aggregate principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million. As of July 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $42.7 million compared to a carrying value of $38.3 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million compared to a carrying value of $58.3 million.
As of July 2, 2011, our 2012 Notes which mature on April 15, 2012, are now reflected in “current portion of long-term debt” on our condensed consolidated balance sheet.
As of July 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $146.7 million compared to a carrying value of $113.7 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million compared to a carrying value of $112.0 million.

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
Convertible Debt Obligations The following table summarizes our convertible debt obligations, including interest, as of July 2, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

		Payments Due By Period (in thousands)
		Total	Less than			More than
	Par Value	Payments	1 year	1-3 years	3-5 years	5 years

Convertible subordinated notes due 2012	$40,248	$40,550	$40,550	$—	$—	$—
Convertible subordinated notes due 2014	134,901	138,948	1,349	137,599	—	—

Total convertible debt	$175,149	$179,498	$41,899	$137,599	$—	$—

Capital Commitments At July 2, 2011, we had short-term capital commitments of approximately $6.9 million.
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
There have been no material changes to our market risk exposures during the first quarter of fiscal 2012. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

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
In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Issuer Purchases of Equity Securities
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
The following table summarizes our common stock repurchases for the fiscal quarter ended July 2, 2011:

			Total number of shares	Approximate dollar value of
	Total number of	Average price	purchased as part of	shares that may yet be
	shares	paid per	publicly announced	purchased under the plans or
Period	purchased	share	plans or programs	programs
April 3, 2011 to April 30, 2011	0	$0.00	0	$187.4 million
May 1, 2011 to May 28, 2011	900,000	$5.93	900,000	$182.1 million
May 29, 2011 to July 2, 2011	44,900	$5.98	44,900	$181.8 million

Total	944,900	$5.93	944,900	$181.8 million

ITEM 6.	EXHIBITS.

10.1	RF Micro Devices, Inc. Cash Bonus Plan (as amended and restated effective June 20, 2011)*

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2011 and April 2, 2011; (ii) the Condensed Consolidated Statements of Income for the three months ended July 2, 2011 and July 3, 2010; (iii) the Consolidated Statements of Cash Flows for the three months ended July 2, 2011 and July 3, 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements**

*	Executive compensation plan or agreement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: August 11, 2011	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate Vice President of Administration and Secretary (Principal Financial Officer)

Date: August 11, 2011	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1	RF Micro Devices, Inc. Cash Bonus Plan (as amended and restated effective June 20, 2011)*

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of July 2, 2011 and April 2, 2011; (ii) the Condensed Consolidated Statements of Income for the three months ended July 2, 2011 and July 3, 2010; (iii) the Consolidated Statements of Cash Flows for the three months ended July 2, 2011 and July 3, 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements**

*	Executive compensation plan or agreement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.