Form 10-Q
period 2011-10-01
RF MICRO DEVICES INC
filed 2011-11-10
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2011, there were 277,964,072 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
INDEX

Page
PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of October 1, 2011 and April 2, 2011	3
Condensed Consolidated Statements of Income for the three months ended October 1, 2011 and October 2, 2010	4
Condensed Consolidated Statements of Income for the six months ended October 1, 2011 and October 2, 2010	5
Condensed Consolidated Statements of Cash Flows for the six months ended October 1, 2011 and October 2, 2010	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4. Controls and Procedures.	20

PART II — OTHER INFORMATION

Item 1A. Risk Factors.	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 6. Exhibits.	22

SIGNATURES	23
EXHIBIT INDEX	24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 1, 2011	April 2, 2011

ASSETS
Current assets:
Cash and cash equivalents	$120,676	$131,760
Restricted cash	17	422
Short-term investments (Note 7)	155,968	159,881
Accounts receivable, less allowance of $798 and $800 as of October 1, 2011 and April 2, 2011, respectively	127,459	120,375
Inventories (Note 3)	163,185	149,813
Prepaid expenses	8,460	6,960
Other receivables	14,376	10,218
Other current assets (Note 6)	14,974	20,730

Total current assets	605,115	600,159

Property and equipment, net of accumulated depreciation of $566,963 at October 1, 2011 and $541,318 at April 2, 2011	208,329	209,478
Goodwill	95,628	95,628
Intangible assets, net	74,485	83,685
Long-term investments (Note 1 and Note 7)	2,749	2,694
Other non-current assets (Note 6)	30,924	33,749

Total assets	$1,017,230	$1,025,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,187	$89,490
Accrued liabilities	38,158	41,483
Current portion of long term debt, net of unamortized discount (Note 5)	46,147	3,852
Other current liabilities (Note 6)	3,272	112

Total current liabilities	177,764	134,937

Long-term debt, net of unamortized discount (Note 5)	115,408	177,343
Other long-term liabilities (Note 6)	30,221	36,758

Total liabilities	323,393	349,038

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 277,913 and 275,376 shares issued and outstanding at October 1, 2011 and April 2, 2011, respectively	947,566	966,764
Additional paid-in capital	290,445	276,964
Accumulated other comprehensive income, net of tax	350	393
Accumulated deficit	(544,524)	(567,766)

Total shareholders’ equity	693,837	676,355

Total liabilities and shareholders’ equity	$1,017,230	$1,025,393

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010

Revenue	$243,811	$285,794
Cost of goods sold	153,418	177,139

Gross profit	90,393	108,655

Operating expenses:
Research and development	36,961	35,604
Marketing and selling	15,828	15,094
General and administrative	14,629	14,836
Other operating expense	(46)	729

Total operating expenses	67,372	66,263

Income from operations	23,021	42,392

Interest expense	(2,581)	(4,043)
Interest income	117	130
Loss on retirement of convertible subordinated notes (Note 5)	—	(1,646)
Other (expense) income (Note 1)	(42)	1,056

Income before income taxes	20,515	37,889

Income tax expense (Note 6)	(6,205)	(2,493)

Net income	$14,310	$35,396

Net income per share (Note 2):
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

Shares used in per share calculation:
Basic	277,016	272,662
Diluted	282,711	277,458
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	October 1, 2011	October 2, 2010

Revenue	$458,002	$559,636
Cost of goods sold	289,441	348,575

Gross profit	168,561	211,061

Operating expenses:
Research and development	73,545	71,705
Marketing and selling	30,854	29,462
General and administrative	26,159	25,905
Other operating expense	129	1,038

Total operating expenses	130,687	128,110

Income from operations	37,874	82,951

Interest expense	(5,597)	(9,529)
Interest income	251	494
Loss on retirement of convertible subordinated notes (Note 5)	(778)	(1,646)
Other income (Note 1)	196	1,864

Income before income taxes	31,946	74,134

Income tax expense (Note 6)	(8,704)	(10,397)

Net income	$23,242	$63,737

Net income per share (Note 2):
Basic	$0.08	$0.23
Diluted	$0.08	$0.23

Shares used in per share calculation:
Basic	276,405	271,501
Diluted	282,944	277,696
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	October 1, 2011	October 2, 2010

Cash flows from operating activities:
Net income	$23,242	$63,737
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	29,079	32,405
Amortization and other non-cash items	13,814	16,826
Excess tax benefit from exercises of stock options	(820)	—
Deferred income taxes	1,575	(1,414)
Foreign currency adjustments	(3)	(1,308)
Asset impairments (including restructuring impairments)	—	27
Loss on retirement of convertible subordinated notes	778	1,646
Gain on disposal of assets, net	(841)	(34)
Income from equity investment	(54)	(540)
Share-based compensation expense	15,212	14,445
Changes in operating assets and liabilities:
Accounts receivable, net	(7,172)	(26,253)
Inventories	(13,337)	(8,280)
Prepaid expense and other current and non-current assets	(5,470)	(5,710)
Accounts payable and accrued liabilities	(2,132)	18,154
Income tax payable/recoverable	4,570	10,610
Other liabilities	(962)	(377)

Net cash provided by operating activities	57,479	113,934

Investing activities:
Purchase of property and equipment	(27,733)	(11,784)
Proceeds from sale of property and equipment	560	451
Proceeds from maturities of securities available-for-sale	83,000	199,575
Purchase of securities available-for-sale	(78,974)	(150,902)

Net cash (used in) provided by investing activities	(23,147)	37,340

Financing activities:
Payment of debt	(27,173)	(109,481)
Payments of no net cost loan	—	(12,900)
Excess tax benefit from exercises of stock options	820	—
Proceeds from the issuance of common stock	5,826	1,784
Repurchase of common stock, including transaction costs	(15,373)	—
Tax withholding paid on behalf of employees for restricted stock units	(9,651)	(2,309)
Restricted cash associated with financing activities	330	(40)
Repayment of capital lease obligations	(28)	(23)

Net cash used in financing activities	(45,249)	(122,969)

Net (decrease) increase in cash and cash equivalents	(10,917)	28,305
Effect of exchange rate changes on cash	(167)	718
Cash and cash equivalents at the beginning of the period	131,760	104,778

Cash and cash equivalents at the end of the period	$120,676	$133,801

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
The Company acquired an immaterial investment in a privately-held company in fiscal 2008 and accounted for it under the cost method. During the third quarter of fiscal 2011, this company was recapitalized and restructured, which increased RFMD’s ownership in this company. As a result, RFMD adopted and applied the equity method of accounting to this investment retroactively pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures” (“ASC 323”). The cumulative effect of this accounting change was immaterial to prior fiscal years and was recorded as an equity investment in fiscal year 2011. As of October 1, 2011, the equity investment is $0.6 million and has increased net income by less than $0.1 million for both the three and six months ended October 1, 2011, and $0.3 million and $0.5 million for the three and six months ended October 2, 2010, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. NET INCOME PER SHARE
The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Numerator for basic and diluted net income per share — net income available to common shareholders	$14,310	$35,396	$23,242	$63,737
Effect of dilutive securities:
Income impact of assumed conversions for interest on 2010 Notes	—	—	—	27

Numerator for diluted net income per share - net income plus assumed conversion of 2010 Notes	$14,310	$35,396	$23,242	$63,764

Denominator:
Denominator for basic net income per share — weighted average shares	277,016	272,662	276,405	271,501
Effect of dilutive securities:
Share-based awards	5,695	4,796	6,539	5,563
Assumed conversion of 2010 Notes	—	—	—	632

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions

	282,711	277,458	282,944	277,696

Basic net income per share	$0.05	$0.13	$0.08	$0.23

Diluted net income per share	$0.05	$0.13	$0.08	$0.23

In the computation of diluted net income per share for the three and six months ended October 1, 2011, outstanding stock options to purchase approximately 4.3 million shares and 6.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended October 2, 2010, outstanding stock options to purchase approximately 16.4 million shares and 16.1 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the 1.50% convertible subordinated notes (the “2010 Notes”) and the conversion option of these notes expired unexercised. The computation of weighted-average diluted shares outstanding for the six months ended October 2, 2010, includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the 2010 Notes prior to their maturity on July 1, 2010 (a total of approximately 0.6 million shares).

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
The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of October 1, 2011 is approximately 16.9 million shares (excluding an aggregate of $199.9 million principal amount of the 2012 Notes and 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
Share Repurchase
During the three months ended October 1, 2011, the Company repurchased 1.7 million shares of its common stock at an average price of $5.72 on the open market. During the six months ended October 1, 2011, the Company repurchased 2.6 million shares of its common stock at an average price of $5.80 on the open market.
3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	October 1, 2011	April 2, 2011
Raw materials	$45,216	$35,851
Work in process	64,519	53,219
Finished goods	53,450	60,743

Total inventories	$163,185	$149,813

4. OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income for the Company consists of accumulated unrealized gains (losses) on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain. This amount is included as a separate component of shareholders’ equity. Comprehensive income is not materially different than net income for the three and six months ended October 1, 2011 and October 2, 2010.
5. DEBT
Debt balances at October 1, 2011 and April 2, 2011 are as follows (in thousands):

	October 1, 2011	April 2, 2011
Convertible subordinated notes due 2012, net of discount	$38,943	$58,317
Convertible subordinated notes due 2014, net of discount	115,408	111,992
Bank loan	7,204	7,034

Equipment term loan, net of discount	—	3,852

Total debt	161,555	181,195
Less current portion	46,147	3,852

Total long-term debt	$115,408	$177,343

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
The Company’s 2012 Notes, which mature on April 15, 2012, are reflected in “current portion of long-term debt” on the condensed consolidated balance sheet.
As of October 1, 2011, the 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $42.4 million, compared to a carrying value of $38.9 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million.
As of October 1, 2011, the 2014 Notes had a fair value on the PORTAL Market of $150.4 million, compared to a carrying value of $115.4 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.
Total non-cash interest expense related to the Company’s 2012 and 2014 Notes was $2.3 million and $4.8 million for the three and six months ended October 1, 2011, respectively, and $3.3 million and $7.7 million for the three and six months ended October 2, 2010, respectively.
Bank Loan
The bank loan, which is payable in April 2012, is reflected in “current portion of long-term debt” on the condensed consolidated balance sheet.
Equipment Term Loan
In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.
6. INCOME TAXES
Income Tax Expense
The Company’s provision for income taxes for the reporting periods ended October 1, 2011 and October 2, 2010 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
The Company’s income tax expense was $6.2 million and $8.7 million for the three and six months ended October 1, 2011, respectively, and $2.5 million and $10.4 million for the three and six months ended October 2, 2010, respectively. The Company’s effective tax rate was 30.2% and 27.2% for the three and six months ended October 1, 2011 and 6.6% and 14.0% for the three and six months ended October 2, 2010, respectively. The Company’s effective tax rate for the first quarter of fiscal 2012 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, a tax expense related to a reduction in U.K. deferred tax assets due to the decrease in U.K. tax rates, and a tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. The Company’s effective tax rate for the second quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and a tax benefit from the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. INCOME TAXES (continued)
Deferred Taxes
The valuation allowance against net deferred tax assets has increased by $1.7 million from the $92.3 million balance as of the end of fiscal 2011. The Company intends to maintain a valuation allowance against its deferred tax assets for certain jurisdictions until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.
The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that will begin to expire in fiscal 2018 and fiscal 2012, respectively, if unused. The use of those NOLs, which were acquired in prior year acquisitions, is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. loss carryovers that carry forward indefinitely.
Uncertain Tax Positions
The Company’s gross unrecognized tax benefits decreased from $32.9 million as of the end of fiscal 2011 to $31.4 million as of the end of the second quarter of fiscal 2012, with the change arising from a $0.4 million increase related to tax positions taken with respect to the current fiscal year and a $1.9 million decrease related to tax positions taken with respect to earlier fiscal years.
U.S. federal tax returns through fiscal 2009, North Carolina tax returns through fiscal 2008, and German tax returns through calendar year 2007 have been examined by their respective taxing authorities. Subsequent tax years in each of those jurisdictions remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2006 through present), the U.K. (fiscal 2002 through present), and China (calendar year 2001 through present).
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Available-For-Sale
The following is a summary of available-for-sale securities as of October 1, 2011 and April 2, 2011 (in thousands):

	Available-for-Sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
October 1, 2011
U.S. government/agency securities	$160,949	$29	$(10)	$160,968
Auction rate securities	2,150	—	—	2,150
Money market funds	26,281	—	—	26,281

	$189,380	$29	$(10)	$189,399

April 2, 2011
U.S. government/agency securities	$159,837	$44	$—	$159,881
Auction rate securities	2,150	—	—	2,150
Money market funds	31,748	—	—	31,748

	$193,735	$44	$—	$193,779

The estimated fair value of available-for-sale securities was based on the prevailing market values on October 1, 2011 and April 2, 2011. We determine the cost of an investment sold based on the specific identification method.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
There were no gross realized gains or losses recognized on available-for-sale securities for the three and six months ended October 1, 2011. Gross realized gains and losses recognized on available-for-sale securities were insignificant for the three and six months ended October 2, 2010.
No available-for-sale investments were in a continuous unrealized loss position as of October 1, 2011 and April 2, 2011.
The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	October 1, 2011		April 2, 2011
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value
Due in less than one year	$187,230	$187,249	$191,585	$191,629
Due after ten years	2,150	2,150	2,150	2,150

Total investments in debt securities	$189,380	$189,399	$193,735	$193,779

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
Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of October 1, 2011 and April 2, 2011 (in thousands):

		Quoted Prices In
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable
	Total	(Level 1)	(Level 2)	Inputs (Level 3)
October 1, 2011
U.S. government/agency securities	$160,968	$160,968	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	26,281	26,281	—	—

	$189,399	$187,249	$2,150	$—

April 2, 2011
U.S. government/agency securities	$159,881	$159,881	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	31,748	31,748	—	—

	$193,779	$191,629	$2,150	$—

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)
Nonrecurring Fair Value Measurements
The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any non-financial assets or liabilities measured at fair value during the three and six months ended October 1, 2011 and October 2, 2010.
Financial Instruments Not Recorded at Fair Value
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities, approximate fair value as of October 1, 2011 and April 2, 2011. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the fair value of our debt instruments.
8. SUBSEQUENT EVENTS
During the third quarter of fiscal 2012 (through November 10, 2011), the Company repurchased approximately 0.8 million shares of its common stock at an average price of $7.05 on the open market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:
•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs and develop new products in response to new technologies;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage channel partner and customer relationships;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.

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
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of RF Micro Devices, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes.
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
SECOND QUARTER FISCAL 2012 FINANCIAL HIGHLIGHTS:
•	Quarterly revenue decreased by 14.7% as compared to the second quarter of fiscal 2011 primarily due to lower sales to Nokia driven by the anticipated end-of-life of transceiver products. Sales of our 3G/4G cellular components (including our new products such as our PowerSmart™ family of products, our ultra-high efficiency 3G/4G power amplifiers and our switch-based products) to customers other than Nokia partially offset the decline in transceiver product revenue for the three months ended October 1, 2011.

•	Gross margin for the quarter was 37.1% as compared to 38.0% in the corresponding quarter of fiscal 2011. The decrease was due to lower factory utilization rates and an erosion in average selling prices, partially offset by a favorable product mix toward higher margin products.

•	Operating income was $23.0 million for the second quarter of fiscal 2012 as compared to $42.4 million for the second quarter of fiscal 2011.

•	Cash flow from operations was $38.4 million for the second quarter of fiscal 2012 as compared to $61.3 million for the second quarter of fiscal 2011.

•	Inventory totaled $163.2 million at October 1, 2011, reflecting turns of 3.8 as compared to $130.9 million and turns of 5.4 at October 2, 2010.

•	During the second quarter of fiscal 2012, we repurchased 1.7 million shares of our common stock at an average price of $5.72 on the open market.

The following tables present a summary of our results of operations for the three and six months ended October 1, 2011 and October 2, 2010.

	Three Months Ended
	October 1,	% of	October 2,	% of	Increase	Percentage
(In thousands, except percentages)	2011	Revenue	2010	Revenue	(Decrease)	Change
Revenue	$243,811	100.0%	$285,794	100.0%	$(41,983)	(14.7)%
Cost of goods sold	153,418	62.9	177,139	62.0	(23,721)	(13.4)

Gross margin	90,393	37.1	108,655	38.0	(18,262)	(16.8)
Research and development	36,961	15.2	35,604	12.5	1,357	3.8
Marketing and selling	15,828	6.5	15,094	5.3	734	4.9
General and administrative	14,629	6.0	14,836	5.2	(207)	(1.4)
Other operating (income) expense	(46)	(0.0)	729	0.2	(775)	(106.3)

Operating income	$23,021	9.4%	$42,392	14.8%	(19,371)	(45.7)

	Six Months Ended
	October 1,	% of	October 2,	% of	Increase	Percentage
(In thousands, except percentages)	2011	Revenue	2010	Revenue	(Decrease)	Change
Revenue	$458,002	100.0%	$559,636	100.0%	$(101,634)	(18.2)%
Cost of goods sold	289,441	63.2	348,575	62.3	(59,134)	(17.0)

Gross margin	168,561	36.8	211,061	37.7	(42,500)	(20.1)
Research and development	73,545	16.1	71,705	12.8	1,840	2.6
Marketing and selling	30,854	6.7	29,462	5.3	1,392	4.7
General and administrative	26,159	5.7	25,905	4.6	254	1.0
Other operating expense	129	0.0	1,038	0.2	(909)	(87.6)

Operating income	$37,874	8.3%	$82,951	14.8%	(45,077)	(54.3)

REVENUE
Our revenue decreased during the three and six months ended October 1, 2011 as compared to the corresponding periods of fiscal 2011 primarily due to lower sales to Nokia driven by the anticipated end-of-life of transceiver products. Sales of our 3G/4G cellular components (including our new products such as our PowerSmart™ family of products, our ultra-high efficiency 3G/4G power amplifiers and our switch-based products) to customers other than Nokia partially offset the decline in transceiver product revenue for the three and six months ended October 1, 2011.
OPERATING INCOME
Operating income was $23.0 million and $37.9 million for the three and six months ended October 1, 2011, respectively, compared to operating income of $42.4 million and $83.0 million for the three and six months ended October 2, 2010. Our operating income decreased primarily due to lower sales.
Gross Margin
Our gross margin for the three and six months ended October 1, 2011 decreased as compared to the corresponding periods of fiscal 2011 due to lower factory utilization rates and an erosion in average selling prices, partially offset by a favorable product mix toward higher margin products.
Operating Expenses
Research and development expenses increased for the three and six months ended October 1, 2011 compared to the corresponding periods of fiscal 2011, primarily due to an increase in headcount and related personnel expenses resulting from new product development for 3G/4G smartphone applications.
Marketing and selling expenses increased for the three and six months ended October 1, 2011 compared to the corresponding periods of fiscal 2011, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new 3G/4G cellular component products.
General and administrative expenses remained relatively consistent for the three and six months ended October 1, 2011 as compared to the corresponding periods of fiscal 2011.
OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands)	2011	2010	2011	2010
Interest expense	$(2,581)	$(4,043)	$(5,597)	$(9,529)
Interest income	117	130	251	494
Loss on retirement of convertible subordinated notes	—	(1,646)	(778)	(1,646)
Other (expense) income	(42)	1,056	196	1,864
Income tax expense	(6,205)	(2,493)	(8,704)	(10,397)
Interest Expense
Interest expense decreased for the three and six months ended October 1, 2011 as compared to the three and six months ended October 2, 2010, primarily due to the purchase and early retirement of $157.5 million original principal amount of the 2012 Notes between the second quarter of fiscal 2011 and the first quarter of fiscal 2012.
Our interest expense included cash interest of $0.4 million and $1.0 million for the three and six months ended October 1, 2011, respectively, compared to cash interest of $0.8 million and $1.8 million for the three and six months ended October 2, 2010, respectively.
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
Other (Expense) Income
The unfavorable change in other (expense) income for the three and six months ended October 1, 2011 is primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts as the balances change and the exchange rates fluctuate in relation to the U.S. dollar.
Income Taxes
Our provision for income taxes for the reporting periods ended October 1, 2011 and October 2, 2010 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.
Income tax expense for the three and six months ended October 1, 2011 was $6.2 million and $8.7 million, respectively, which is comprised primarily of tax expense related to domestic and international operations and a reduction in U.K. deferred tax assets due to enactment of a decrease in U.K. tax rates, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance, and the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. Income tax expense for the three and six months ended October 2, 2010 was $2.5 million and $10.4 million, respectively, which is comprised primarily of tax expense related to domestic and international operations offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations.

The valuation allowance against net deferred tax assets has increased by $1.7 million from the $92.3 million balance as of the end of fiscal 2011. We intend to maintain a valuation allowance against the deferred tax assets for certain jurisdictions until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of October 1, 2011, we had working capital of approximately $427.4 million, including $120.7 million in cash and cash equivalents, compared to working capital of approximately $411.0 million at October 2, 2010, including $133.8 million in cash and cash equivalents. As of October 1, 2011, our total cash, cash equivalents and short-term investments balance exceeded our remaining principal amount of 2012 Notes and 2014 Notes by $101.5 million.
Our total cash, cash equivalents and short-term investments were $276.6 million as of October 1, 2011. This balance includes approximately $75.9 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.
On January 25, 2011, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. For the three and six months ended October 1, 2011, we repurchased on the open market approximately 1.7 million shares and 2.6 million shares, respectively, of our common stock at an average price of $5.72 and $5.80, respectively.
Cash Flows from Operating Activities
Operating activities for the six months ended October 1, 2011 generated cash of $57.5 million, compared to $113.9 million for the six months ended October 2, 2010. This year-over-year decrease was primarily attributable to decreased profitability and an increase in raw material and work in process inventory related to the expected ramp of several new products, including products that have longer lead times due to their silicon content.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended October 1, 2011 was $23.1 million, compared to net cash provided by investing activities of $37.3 million for the six months ended October 2, 2010. This change was primarily due to lower investment activity and lower proceeds from maturities of available-for-sale securities, partially offset by increased capital expenditures related to the expansion of our manufacturing capacity during the first six months of fiscal 2012 as compared to the first six months of fiscal 2011.
Cash Flows from Financing Activities
Net cash used in financing activities was $45.2 million for the six months ended October 1, 2011, compared to $123.0 million for the six months ended October 2, 2010. During the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes, while during the first six months of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes, repaid the $12.9 million balance of a “no net cost” loan and paid the remaining $10.0 million balance of our 2010 Notes, which matured on July 1, 2010.
COMMITMENTS AND CONTINGENCIES
Equipment Term Loan In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.
Bank Loan As of October 1, 2011, the $7.2 million balance of our bank loan, which is payable in April 2012, is reflected in “current portion of long-term debt” on our condensed consolidated balance sheet.
Convertible Debt During the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million. As of October 1,

2011, the 2012 Notes had a fair value on the PORTAL Market of $42.4 million, compared to a carrying value of $38.9 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million.
As of October 1, 2011, our 2012 Notes, which mature on April 15, 2012, are reflected in “current portion of long-term debt” on our condensed consolidated balance sheet.
As of October 1, 2011, the 2014 Notes had a fair value on the PORTAL Market of $150.4 million, compared to a carrying value of $115.4 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.
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
Convertible Debt Obligations The following table summarizes our convertible debt obligations, including interest, as of October 1, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

		Payments Due By Period (in thousands)
		Total	Less than			More than
	Par Value	Payments	1 year	1-3 years	3-5 years	5 years
Convertible subordinated notes due 2012	$40,248	$40,550	$40,550	$—	$—	$—
Convertible subordinated notes due 2014	134,901	138,948	1,349	137,599	—	—

Total convertible debt	$175,149	$179,498	$41,899	$137,599	$—	$—

Capital Commitments At October 1, 2011, we had short-term capital commitments of approximately $6.3 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There have been no material changes to our market risk exposures during the second quarter of fiscal 2012. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.
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
The following table summarizes our common stock repurchases for the fiscal quarter ended October 1, 2011:

			Total number of shares	Approximate dollar value of
	Total number of	Average price	purchased as part of	shares that may yet be
	shares	paid per	publicly announced	purchased under the plans or
Period	purchased	share	plans or programs	programs
July 3, 2011 to July 30, 2011	0	$0.00	0	$181.8 million
July 31, 2011 to August 27, 2011	1,700,000	$5.72	1,700,000	$172.0 million
August 28, 2011 to October 1, 2011	0	$0.00	0	$172.0 million

Total	1,700,000	$5.72	1,700,000	$172.0 million

ITEM 6. EXHIBITS.

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 1, 2011 and April 2, 2011; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 1, 2011 and October 2, 2010; (iii) the Consolidated Statements of Cash Flows for the six months ended October 1, 2011 and October 2, 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.
Date: November 10, 2011	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate Vice President of Administration and Secretary (Principal Financial Officer)

Date: November 10, 2011	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of October 1, 2011 and April 2, 2011; (ii) the Condensed Consolidated Statements of Income for the three and six months ended October 1, 2011 and October 2, 2010; (iii) the Consolidated Statements of Cash Flows for the six months ended October 1, 2011 and October 2, 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.