Form 10-Q
period 2011-12-31
RF MICRO DEVICES INC
filed 2012-02-09
CIK 911160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-22511

RF Micro Devices, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1733461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina	27409-9421 (Zip Code)
(Address of principal executive offices)

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

As of January 27, 2012, there were 276,232,098 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2011	April 2, 2011

ASSETS
Current assets:
Cash and cash equivalents	$134,484	$131,760
Restricted cash	519	422
Short-term investments (Note 7)	160,931	159,881
Accounts receivable, less allowance of $797 and $800 as of December 31, 2011 and April 2, 2011, respectively	115,539	120,375
Inventories (Note 3)	147,887	149,813
Prepaid expenses	6,700	6,960
Other receivables	10,042	10,218
Other current assets (Note 6)	12,673	20,730

Total current assets	588,775	600,159

Property and equipment, net of accumulated depreciation of $580,327 at December 31, 2011 and $541,318 at April 2, 2011	202,484	209,478
Goodwill	95,628	95,628
Intangible assets, net	69,888	83,685
Long-term investments (Note 7)	3,246	2,694
Other non-current assets (Note 6)	30,310	33,749

Total assets	$990,331	$1,025,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,468	$89,490
Accrued liabilities	45,046	41,483
Current portion of long term debt, net of unamortized discount (Note 5)	39,947	3,852
Other current liabilities (Note 6)	5,315	112

Total current liabilities	166,776	134,937

Long-term debt, net of unamortized discount (Note 5)	117,173	177,343
Other long-term liabilities (Note 6)	27,437	36,758

Total liabilities	311,386	349,038

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 276,229 and 275,376 shares issued and outstanding at December 31, 2011 and April 2, 2011, respectively	935,781	966,764
Additional paid-in capital	296,697	276,964
Accumulated other comprehensive income, net of tax	385	393
Accumulated deficit	(553,918)	(567,766)

Total shareholders’ equity	678,945	676,355

Total liabilities and shareholders’ equity	$990,331	$1,025,393

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 31, 2011	January 1, 2011

Revenue	$225,425	$278,794
Cost of goods sold	161,864	175,705

Gross profit	63,561	103,089

Operating expenses:
Research and development	37,455	33,920
Marketing and selling	16,047	14,621
General and administrative	12,238	11,036
Other operating expense	5	192

Total operating expenses	65,745	59,769

(Loss) income from operations	(2,184)	43,320

Interest expense	(2,798)	(3,800)
Interest income	114	124
Loss on retirement of convertible subordinated notes (Note 5)	(20)	—
Other income	620	642

(Loss) income before income taxes	(4,268)	40,286

Income tax expense (Note 6)	(5,125)	(3,600)

Net (loss) income	$(9,393)	$36,686

Net (loss) income per share (Note 2):
Basic	$(0.03)	$0.13
Diluted	$(0.03)	$0.13

Shares used in per share calculation:
Basic	277,192	275,009
Diluted	277,192	284,152

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	December 31, 2011	January 1, 2011

Revenue	$683,427	$838,430
Cost of goods sold	451,305	524,280

Gross profit	232,122	314,150

Operating expenses:
Research and development	110,999	105,626
Marketing and selling	46,901	44,083
General and administrative	38,396	36,941
Other operating expense	136	1,229

Total operating expenses	196,432	187,879

Income from operations	35,690	126,271

Interest expense	(8,395)	(13,329)
Interest income	364	619
Loss on retirement of convertible subordinated notes (Note 5)	(798)	(1,646)
Other income	816	2,505

Income before income taxes	27,677	114,420

Income tax expense (Note 6)	(13,829)	(13,996)

Net income	$13,848	$100,424

Net income per share (Note 2):
Basic	$0.05	$0.37
Diluted	$0.05	$0.36

Shares used in per share calculation:
Basic	276,478	272,316
Diluted	283,079	279,493

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	December 31, 2011	January 1, 2011

Cash flows from operating activities:
Net income	$13,848	$100,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,458	47,886
Amortization and other non-cash items	20,765	24,440
Excess tax benefit from exercises of stock options	(163)	(78)
Deferred income taxes	2,460	1,599
Foreign currency adjustments	(91)	(1,054)
Asset impairments (including restructuring impairments)	—	27
Loss on retirement of convertible subordinated notes	798	1,646
Gain on disposal of assets, net	(1,062)	(6)
Income from equity investment	(552)	(574)
Share-based compensation expense	21,621	20,061
Changes in operating assets and liabilities:
Accounts receivable, net	4,841	(30,350)
Inventories	1,804	(10,908)
Prepaid expense and other current and non-current assets	604	8,513
Accounts payable and accrued liabilities	(10,020)	16,416
Income tax payable/recoverable	6,644	(150)
Other liabilities	(1,322)	(644)

Net cash provided by operating activities	103,633	177,248

Investing activities:
Purchase of property and equipment	(36,418)	(20,935)
Restricted cash associated with investing activities	(516)	—
Proceeds from sale of property and equipment	917	456
Proceeds from maturities of securities available-for-sale	155,001	207,523
Purchase of securities available-for-sale	(155,908)	(198,756)

Net cash used in investing activities	(36,924)	(11,712)

Financing activities:
Payment of debt	(34,104)	(110,775)
Payments of no net cost loan	—	(12,900)
Excess tax benefit from exercises of stock options	163	78
Proceeds from the issuance of common stock	10,050	13,827
Repurchase of common stock, including transaction costs	(30,373)	—
Tax withholding paid on behalf of employees for restricted stock units	(9,651)	(2,471)
Restricted cash associated with financing activities	338	(183)
Repayment of capital lease obligations	(43)	(98)

Net cash used in financing activities	(63,620)	(112,522)

Net increase in cash and cash equivalents	3,089	53,014
Effect of exchange rate changes on cash	(365)	594
Cash and cash equivalents at the beginning of the period	131,760	104,778

Cash and cash equivalents at the end of the period	$134,484	$158,386

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended January 1, 2011, have been reclassified to conform to the presentation of the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2011.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2. NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common shareholders	$(9,393)	$36,686	$13,848	$100,424
Effect of dilutive securities:
Income impact of assumed conversions for interest on 2010 Notes	—	—	—	27

Numerator for diluted net income per share — net (loss) income plus assumed conversion of 2010 Notes	$(9,393)	$36,686	$13,848	$100,451

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	277,192	275,009	276,478	272,316
Effect of dilutive securities:
Employee stock options	—	9,143	6,601	6,756
Assumed conversion of 2010 Notes	—	—	—	421

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	277,192	284,152	283,079	279,493

Basic net (loss) income per share	$(0.03)	$0.13	$0.05	$0.37

Diluted net (loss) income per share	$(0.03)	$0.13	$0.05	$0.36

In the computation of diluted net loss per share for the three months ended December 31, 2011, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.

In the computation of diluted net income per share for the nine months ended December 31, 2011, outstanding stock options to purchase approximately 4.7 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and nine months ended January 1, 2011, outstanding stock options to purchase approximately 1.9 million shares and 11.4 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on the 1.50% convertible subordinated notes (the “2010 Notes”) and the conversion option of these notes expired unexercised. The computation of weighted-average diluted shares outstanding for the nine months ended January 1, 2011 includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the 2010 Notes prior to their maturity on July 1, 2010 (a total of approximately 0.4 million shares).

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2. NET (LOSS) INCOME PER SHARE (continued)

The computation of diluted net (loss) income per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the Company’s $175 million initial aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”).

The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of December 31, 2011 is approximately 16.3 million shares (excluding an aggregate of $205.9 million principal amount of the 2012 Notes and 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

Share Repurchase

During the three months ended December 31, 2011, the Company repurchased 2.3 million shares of its common stock at an average price of $6.63 on the open market. During the nine months ended December 31, 2011, the Company repurchased 4.9 million shares of its common stock at an average price of $6.18 on the open market.

3. INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	December 31, 2011	April 2, 2011
Raw materials	$42,320	$35,851
Work in process	48,729	53,219
Finished goods	56,838	60,743

Total inventories	$147,887	$149,813

4. OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income for the Company consists of accumulated unrealized gains (losses) on marketable securities, foreign currency translation adjustments and amortization of unrealized actuarial pension valuation gain. This amount is included as a separate component of shareholders’ equity. Comprehensive income is not materially different than net (loss) income for the three and nine months ended December 31, 2011 and January 1, 2011.

5. DEBT

Debt balances at December 31, 2011 and April 2, 2011 are as follows (in thousands):

	December 31, 2011	April 2, 2011
Convertible subordinated notes due 2012, net of discount	$33,601	$58,317
Convertible subordinated notes due 2014, net of discount	117,173	111,992
Bank loan	6,346	7,034

Equipment term loan, net of discount	—	3,852

Total debt	157,120	181,195
Less current portion	39,947	3,852

Total long-term debt	$117,173	$177,343

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. DEBT (continued)

Convertible Debt

During the third quarter of fiscal 2012, the Company purchased and retired $6.0 million original principal amount of its 2012 Notes for an average price of $99.75, which resulted in a loss of less than $0.1 million. Also, during the first quarter of fiscal 2012, the Company purchased and retired $22.0 million original principal amount of its 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt – Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

The Company’s 2012 Notes, which mature on April 15, 2012, are reflected in “current portion of long-term debt” on the Condensed Consolidated Balance Sheet.

As of December 31, 2011, the 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $34.0 million, compared to a carrying value of $33.6 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million.

As of December 31, 2011, the 2014 Notes had a fair value on the PORTAL Market of $135.8 million, compared to a carrying value of $117.2 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.

Total non-cash interest expense related to the Company’s 2012 and 2014 Notes was $2.3 million and $6.9 million for the three and nine months ended December 31, 2011, respectively, and $3.1 million and $10.8 million for the three and nine months ended January 1, 2011, respectively.

Bank Loan

The bank loan, which is payable in April 2012, is reflected in “current portion of long-term debt” on the Condensed Consolidated Balance Sheet.

Equipment Term Loan

In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.

6. INCOME TAXES

Income Tax Expense

The Company’s provision for income taxes for the reporting periods ended December 31, 2011 and January 1, 2011 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

The Company’s income tax expense was $5.1 million and $13.8 million for the three and nine months ended December 31, 2011, respectively, and $3.6 million and $14.0 million for the three and nine months ended January 1, 2011, respectively. The Company’s effective tax rate was (120.1)% and 50.0% for the three and nine months ended December 31, 2011 and 8.9% and 12.2% for the three and nine months ended January 1, 2011, respectively. The Company’s effective tax rate for the third quarter of fiscal 2012 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets. For the nine month period only, the Company’s effective tax rate for the third quarter of fiscal 2012 also differed from the statutory rate due to a tax expense related to a reduction in U.K. deferred tax assets due to the decrease in U.K. tax rates and a tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. The Company’s effective tax rate for the third quarter of fiscal 2011 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. INCOME TAXES (continued)

income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic and foreign deferred tax assets, and tax expense related to resolution of prior year tax issues in foreign jurisdictions. For the nine month period only, the Company’s effective tax rate for the third quarter of fiscal 2011 also differed from the statutory rate due to a tax benefit from the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations.

Deferred Taxes

The valuation allowance against net deferred tax assets has increased by $11.1 million from the $92.3 million balance as of the end of fiscal 2011. The Company intends to maintain a valuation allowance against its deferred tax assets for certain jurisdictions until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that will begin to expire in fiscal 2019 and fiscal 2012, respectively, if unused. The use of the NOLs which were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. loss carryovers that carry forward indefinitely.

Uncertain Tax Positions

The Company’s gross unrecognized tax benefits decreased from $32.9 million as of the end of fiscal 2011 to $31.8 million as of the end of the third quarter of fiscal 2012, with the change arising from a $0.7 million increase related to tax positions taken with respect to the current fiscal year and a $1.8 million decrease related to tax positions taken with respect to earlier fiscal years.

U.S. federal tax returns through fiscal 2009, North Carolina tax returns through fiscal 2008, and German tax returns through calendar year 2007 have been examined by their respective taxing authorities. Subsequent tax years in each of those jurisdictions remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2008 through present), the U.K. (fiscal 2002 through present), and China (calendar year 2001 through present).

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale

The following is a summary of available-for-sale securities as of December 31, 2011 and April 2, 2011 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
U.S. government/agency securities	$160,928	$8	$(5)	$160,931
Auction rate securities	2,150	—	—	2,150
Money market funds	23,252	—	—	23,252

	$186,330	$8	$(5)	$186,333

April 2, 2011
U.S. government/agency securities	$159,837	$44	$—	$159,881
Auction rate securities	2,150	—	—	2,150
Money market funds	31,748	—	—	31,748

	$193,735	$44	$—	$193,779

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)

The estimated fair value of available-for-sale securities was based on the prevailing market values on December 31, 2011 and April 2, 2011. We determine the cost of an investment sold based on the specific identification method.

There were no gross realized gains or losses recognized on available-for-sale securities for the three and nine months ended December 31, 2011. Gross realized gains and losses recognized on available-for-sale securities were insignificant for the three and nine months ended January 1, 2011.

No available-for-sale investments were in a continuous unrealized loss position as of December 31, 2011 and April 2, 2011.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	Fair Value	Fair Value	Fair Value	Fair Value
	December 31, 2011		April 2, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$184,180	$184,183	$191,585	$191,629
Due after ten years	2,150	2,150	2,150	2,150

Total investments in debt securities	$186,330	$186,333	$193,735	$193,779

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

Recurring Fair Value Measurements

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 31, 2011 and April 2, 2011 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
U.S. government/agency securities	$160,931	$160,931	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	23,252	23,252	—	—

	$186,333	$184,183	$2,150	$—

April 2, 2011
U.S. government/agency securities	$159,881	$159,881	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	31,748	31,748	—	—

	$193,779	$191,629	$2,150	$—

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

Nonrecurring Fair Value Measurements

The Company’s non-financial assets, such as goodwill, intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during the three and nine months ended December 31, 2011 and January 1, 2011.

Financial Instruments Not Recorded at Fair Value

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value as of December 31, 2011 and April 2, 2011. See Note 5 to the Condensed Consolidated Financial Statements for a discussion of the fair value of the Company’s debt instruments.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal 2013. The Company does not expect ASU 2011-08 to have a material effect on the Company’s financial position, results of operations or financial statement disclosures as the value of goodwill will not be affected by the adoption of this standard.

9. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of December 31, 2011 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG). During the third quarter of fiscal 2012, the Company re-evaluated its reportable segments under ASC 280 and based on new facts and circumstances, determined that CPG and MPG were separate reportable operating segments under ASC 280.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9. OPERATING SEGMENT INFORMATION (continued)

CPG is a leading supplier of cellular radio frequency (RF) components, such as power amplifier (PA) modules and transmit modules, which perform various functions in the cellular front end section located between the transceiver and the antenna. CPG is also a supplier of switch-based content in the cellular front end section, including antenna switch modules, antenna tuning solutions, switch filter modules and switch duplexer modules, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular RF components into mobile devices including handsets, USB modems, netbooks, notebooks and tablets.

MPG is a global supplier of a broad array of RF components, such as power amplifiers, low noise amplifiers, variable gain amplifiers, high power GaN transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCO’s), phase locked loop modules, circulators, isolators, multi-chip modules, front-end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

CSG is a new business group established to pursue business opportunities based on RFMD’s compound semiconductor technologies and expertise in end markets and applications outside the Company’s traditional, core RF end markets. CSG includes RFMD’s foundry services and the recently formed power conversion product line, as well as RFMD’s new technology commercialization center, which focuses on the identification, investigation and validation of compound semiconductor-based business opportunities.

As of December 31, 2011, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The Company has recast certain prior period amounts within this note to conform to the way it currently internally manages and monitors segment performance. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9. OPERATING SEGMENT INFORMATION (continued)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011

Net revenue:
CPG	$179,254	$212,879	$521,881	$661,895
MPG	45,798	65,747	160,393	176,300
Other operating segment	373	168	1,153	235

Total net revenue	$225,425	$278,794	$683,427	$838,430

(Loss) income from operations:
CPG	$11,606	$40,800	$61,699	$135,836
MPG	(1,745)	13,995	12,241	29,362
Other operating segment	(1,033)	(792)	(2,616)	(2,373)
All other	(11,012)	(10,683)	(35,634)	(36,554)

(Loss) income from operations	(2,184)	43,320	35,690	126,271

Interest expense	(2,798)	(3,800)	(8,395)	(13,329)
Interest income	114	124	364	619
Loss on retirement of convertible subordinated notes	(20)	—	(798)	(1,646)
Other income	620	642	816	2,505

(Loss) income before income taxes	$(4,268)	$40,286	$27,677	$114,420

	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011

Reconciliation of “All other” category:
Share-based compensation expense	$(6,409)	$(5,615)	$(21,621)	$(20,061)
Amortization of intangible assets	(4,598)	(4,614)	(13,798)	(13,844)
Other (income) expenses (restructuring, (gain) loss on PP&E, start-up costs and other non-cash expenses)	(5)	(454)	(215)	(2,649)

(Loss) income from operations for “All other”	$(11,012)	$(10,683)	$(35,634)	$(36,554)

For the nine months ended December 31, 2011, one customer accounted for approximately 20% of the Company’s consolidated net revenue, while another customer accounted for approximately 14% of the Company’s consolidated net revenue. The majority of the revenue from these customers was from the sale of the Company’s CPG products. For the nine months ended January 1, 2011, one customer accounted for approximately 40% of the Company’s consolidated net revenue. The majority of the revenue from this customer was from the sale of the Company’s CPG products.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10. SUBSEQUENT EVENTS

During the fourth quarter of fiscal 2012 (through February 9, 2012), the Company purchased and retired $7.8 million aggregate principal amount of its 2012 Notes, equal to approximately 23% of the outstanding balance of its 2012 Notes. The Company paid an average price of $99.75. The primary impact of this transaction to the Company’s financial statements in the fourth quarter of fiscal 2012 is expected to be a reduction of debt of approximately $7.6 million (net of discount) and a reduction in cash of approximately $7.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs and develop new products in response to new technologies;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with the operation of our molecular beam epitaxy (MBE) facility, our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage channel partner and customer relationships;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.

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

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers and original design manufacturers in both wireless and wired communications applications, in each of our following operating segments.

•

Cellular Products Group (CPG) is a leading supplier of cellular radio frequency (RF) components, such as power amplifier (PA) modules and transmit modules, which perform various functions in the cellular front end section located between the transceiver and the antenna. CPG is also a supplier of switch-based content in the cellular front end section, including antenna switch modules, antenna tuning solutions, switch filter modules and switch duplexer modules, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular RF components into mobile devices including handsets, USB modems, netbooks, notebooks and tablets.

•

Multi-Market Products Group (MPG) is a global supplier of a broad array of RF components, such as power amplifiers, low noise amplifiers, variable gain amplifiers, high power GaN transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCO’s), phase locked loop modules, circulators, isolators, multi-chip modules, front-end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

•

Compound Semiconductor Group (CSG) is a new business group established to pursue business opportunities based on RFMD’s compound semiconductor technologies and expertise in end markets and applications outside the Company’s traditional, core RF end markets. CSG includes RFMD’s foundry services and the recently formed power conversion product line, as well as RFMD’s new technology commercialization center, which focuses on the identification, investigation and validation of compound semiconductor-based business opportunities.

As of December 31, 2011, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

THIRD QUARTER FISCAL 2012 FINANCIAL HIGHLIGHTS:

•

Quarterly revenue decreased by 19.1% as compared to the third quarter of fiscal 2011 with CPG revenue down $33.6 million and MPG revenue down $19.9 million. The decrease in CPG revenue was primarily due to lower sales driven by the anticipated end-of-life of transceiver products. Sales of our 3G/4G cellular components (including our new products such as our PowerSmart® family of products, our ultra-high efficiency 3G/4G power amplifiers and our switch-based products) partially offset the decline in transceiver product revenue for the third quarter of fiscal 2012. The decrease in MPG revenue was primarily due to lower demand for our wireless infrastructure products, our Wi-Fi front-end module products, and our CATV hybrid-based amplifiers.

•

Gross margin for the quarter was 28.2% as compared to 37.0% for the third quarter of fiscal 2011. The decrease was due to lower factory utilization rates and increased inventory reserves as well as erosion in average selling prices. The decrease was partially offset by a favorable product mix toward higher margin products.

•	Operating loss was $2.2 million for the third quarter of fiscal 2012 as compared to operating income of $43.3 million for the third quarter of fiscal 2011.

•	Cash flow from operations was $46.2 million for the third quarter of fiscal 2012 as compared to $63.3 million for the third quarter of fiscal 2011.

•	Inventory totaled $147.9 million at December 31, 2011, reflecting turns of 4.4 as compared to $133.4 million and turns of 5.3 at January 1, 2011.

•	During the third quarter of fiscal 2012, we repurchased 2.3 million shares of our common stock at an average price of $6.63 on the open market.

•

During the third quarter of fiscal 2012, we purchased and retired $6.0 million original principal amount of our 2012 Notes for an average price of $99.75, which resulted in a loss of less than $0.1 million as a result of applying ASC 470-20.

The following tables present a summary of our results of operations for the three and nine months ended December 31, 2011 and January 1, 2011.

RESULTS OF OPERATIONS

Consolidated

	Three Months Ended				Increase (Decrease)	Percentage Change
(In thousands, except percentages)	December 31, 2011	% of Revenue	January 1, 2011	% of Revenue

Revenue	$225,425	100.0%	$278,794	100.0%	$(53,369)	(19.1)%
Cost of goods sold	161,864	71.8	175,705	63.0	(13,841)	(7.9)

Gross profit	63,561	28.2	103,089	37.0	(39,528)	(38.3)
Research and development	37,455	16.6	33,920	12.2	3,535	10.4
Marketing and selling	16,047	7.1	14,621	5.2	1,426	9.8
General and administrative	12,238	5.5	11,036	4.0	1,202	10.9
Other operating expense	5	0.0	192	0.1	(187)	(97.4)

Operating (loss) income	$(2,184)	(1.0)%	$43,320	15.5%	(45,504)	(105.0)

	Nine Months Ended
(In thousands, except percentages)	December 31, 2011	% of Revenue	January 1, 2011	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$683,427	100.0%	$838,430	100.0%	$(155,003)	(18.5)%
Cost of goods sold	451,305	66.0	524,280	62.5	(72,975)	(13.9)

Gross profit	232,122	34.0	314,150	37.5	(82,028)	(26.1)
Research and development	110,999	16.3	105,626	12.6	5,373	5.1
Marketing and selling	46,901	6.9	44,083	5.3	2,818	6.4
General and administrative	38,396	5.6	36,941	4.4	1,455	3.9
Other operating expense	136	0.0	1,229	0.1	(1,093)	(88.9)

Operating income	$35,690	5.2%	$126,271	15.1%	(90,581)	(71.7)

Our overall revenue decreased during the three and nine months ended December 31, 2011 as compared to the three and nine months ended January 1, 2011, primarily due to lower sales driven by the anticipated end-of-life of transceiver products and lower demand for our wireless infrastructure products, our Wi-Fi front-end module products and our CATV hybrid-based amplifiers. Sales of our 3G/4G cellular components (including our new products such as our PowerSmart® family of products, our ultra-high efficiency 3G/4G power amplifiers and our switch-based products) partially offset the decline in transceiver product revenue for the three and nine months ended December 31, 2011.

Our overall gross margin for the three and nine months ended December 31, 2011 decreased as compared to the three and nine months ended January 1, 2011, due to lower factory utilization rates and increased inventory reserves as well as erosion in average selling prices. The decrease was partially offset by a favorable product mix toward higher margin products.

Our overall operating loss was $2.2 million and operating income was $35.7 million for the three and nine months ended December 31, 2011, respectively, compared to operating income of $43.3 million and $126.3 million for the three and nine months ended January 1, 2011. Our operating income decreased primarily due to lower sales.

Operating Expenses

Research and development expenses increased for the three and nine months ended December 31, 2011 compared to the three and nine months ended January 1, 2011, primarily due to an increase in headcount and related personnel expenses and other expenses resulting from new product development for 3G/4G mobile devices.

Marketing and selling expenses increased for the three and nine months ended December 31, 2011 compared to the three and nine months ended January 1, 2011, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

General and administrative expenses remained relatively consistent for the three and nine months ended December 31, 2011 as compared to the three and nine months ended January 1, 2011.

Segment Product Revenue, Operating Income (Loss) and Operating Income (Loss) as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	December 31, 2011	January 1, 2011	Increase (Decrease)	Percentage Change

Revenue	$179,254	$212,879	$(33,625)	(15.8)%
Operating income	11,606	40,800	(29,194)	(71.6)
Operating income as a percentage of revenue	6.5%	19.2%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2011	January 1, 2011	Increase (Decrease)	Percentage Change

Revenue	$521,881	$661,895	$(140,014)	(21.2)%
Operating income	61,699	135,836	(74,137)	(54.6)
Operating income as a percentage of revenue	11.8%	20.5%

The decrease in CPG revenue and operating income for the three and nine months ended December 31, 2011 as compared to the three and nine months ended January 1, 2011, was primarily due to lower sales driven by the anticipated end-of-life of transceiver products. These decreases were partially offset by increased sales of our 3G/4G cellular components (including our new products such as our PowerSmart® family of products, our ultra-high efficiency 3G/4G power amplifiers and our switch-based products).

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	December 31, 2011	January 1, 2011	Increase (Decrease)	Percentage Change

Revenue	$45,798	$65,747	$(19,949)	(30.3)%
Operating (loss) income	(1,745)	13,995	(15,740)	(112.5)
Operating (loss) income as a percentage of revenue	(3.8)%	21.3%

	Nine Months Ended
(In thousands, except percentages)	December 31, 2011	January 1, 2011	Increase (Decrease)	Percentage Change

Revenue	$160,393	$176,300	$(15,907)	(9.0)%
Operating income	12,241	29,362	(17,121)	(58.3)
Operating income as a percentage of revenue	7.6%	16.7%

The decrease in MPG revenue and operating income for the three and nine months ended December 31, 2011 as compared to the three and nine months ended January 1, 2011, was primarily due to lower demand for our wireless infrastructure products, our Wi-Fi front-end module products and our CATV hybrid-based amplifiers.

See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for the three and nine months ended December 31, 2011 and January 1, 2011.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Interest expense	$(2,798)	$(3,800)	$(8,395)	$(13,329)
Interest income	114	124	364	619
Loss on retirement of convertible subordinated notes	(20)	—	(798)	(1,646)
Other income	620	642	816	2,505
Income tax expense	(5,125)	(3,600)	(13,829)	(13,996)

Interest Expense

Interest expense decreased for the three and nine months ended December 31, 2011 as compared to the three and nine months ended January 1, 2011, primarily due to the purchase and early retirement of $163.5 million original principal amount of the 2012 Notes between the second quarter of fiscal 2011 and the third quarter of fiscal 2012.

Our interest expense included cash interest of $0.5 million and $1.5 million for the three and nine months ended December 31, 2011, respectively, compared to cash interest of $0.7 million and $2.6 million for the three and nine months ended January 1, 2011, respectively.

Loss on the Retirement of Convertible Subordinated Notes

During the third quarter of fiscal 2012, we purchased and retired $6.0 million original principal amount of our 2012 Notes for an average price of $99.75, which resulted in a loss of less than $0.1 million as a result of applying ASC 470-20. In addition, during the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million as a result of applying ASC 470-20. In the second quarter of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes for $97.0 million, which resulted in a loss of approximately $1.6 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other Income

The decrease in other income for the nine months ended December 31, 2011 is primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts.

Income Taxes

Our provision for income taxes for the reporting periods ended December 31, 2011 and January 1, 2011 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.

Income tax expense for the three and nine months ended December 31, 2011 was $5.1 million and $13.8 million, respectively, which is comprised primarily of tax expense related to domestic and international operations and for the nine month period only a reduction in U.K. deferred tax assets due to enactment of a decrease in U.K. tax rates, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance, and for the nine month period only, the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. Income tax expense for the three and nine months ended January 1, 2011 was $3.6 million and $14.0 million, respectively, which is comprised primarily of tax expense related to domestic and international operations and for the nine month period only, resolution of prior year tax issues in foreign jurisdictions, offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations.

The valuation allowance against net deferred tax assets has increased by $11.1 million from the $92.3 million balance as of the end of fiscal 2011. We intend to maintain a valuation allowance against the deferred tax assets for certain jurisdictions until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of December 31, 2011, we had working capital of approximately $422.0 million, including $134.5 million in cash and cash equivalents, compared to working capital of approximately $480.9 million at January 1, 2011, including $158.4 million in cash and cash equivalents. As of December 31, 2011, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2012 Notes and 2014 Notes by $126.3 million.

Our total cash, cash equivalents and short-term investments were $295.4 million as of December 31, 2011. This balance includes approximately $89.7 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

On January 25, 2011, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. For the three and nine months ended December 31, 2011, we repurchased on the open market approximately 2.3 million shares and 4.9 million shares, respectively, of our common stock at an average price of $6.63 and $6.18, respectively.

Cash Flows from Operating Activities

Operating activities for the nine months ended December 31, 2011 generated cash of $103.6 million, compared to $177.2 million for the nine months ended January 1, 2011. This year-over-year decrease was primarily attributable to decreased profitability.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2011 was $36.9 million, compared to $11.7 million for the nine months ended January 1, 2011. This change was primarily due to lower investment activity and lower proceeds from maturities of available-for-sale securities, partially offset by increased capital expenditures related to the expansion of our manufacturing capacity during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

Cash Flows from Financing Activities

Net cash used in financing activities was $63.6 million for the nine months ended December 31, 2011, compared to $112.5 million for the nine months ended January 1, 2011. During the nine months of fiscal 2012, we purchased and retired $28.0 million original principal amount of our 2012 Notes, while during the first nine months of fiscal 2011, we purchased and retired $100.0 million original principal amount of our 2012 Notes, repaid the $12.9 million balance of a “no net cost” loan and paid the remaining $10.0 million balance of our 2010 Notes, which matured on July 1, 2010. In addition, during the nine months ended December 31, 2011, cash used in financing activities increased due to the purchase and retirement of 4.9 million shares of common stock for $30.4 million (including transaction costs).

COMMITMENTS AND CONTINGENCIES

Equipment Term Loan In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.

Bank Loan The $6.3 million balance of our bank loan is payable in April 2012 and is expected to be paid with cash on hand. As of December 31, 2011, it is reflected in “current portion of long-term debt” on our Condensed Consolidated Balance Sheet.

Convertible Debt During the third quarter of fiscal 2012, we purchased and retired $6.0 million original principal amount of our 2012 Notes for an average price of $99.75, which resulted in a loss of less than $0.1 million as a result of applying ASC 470-20. Also, during the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million as a result of applying ASC 470-20. As of December 31, 2011, the 2012 Notes had a fair value on the PORTAL Market of $34.0 million, compared to a carrying value of $33.6 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million.

As of December 31, 2011, our 2012 Notes, which mature on April 15, 2012, are reflected in “current portion of long-term debt” on our Condensed Consolidated Balance Sheet. We expect to retire the 2012 Notes at maturity using cash on hand.

As of December 31, 2011, the 2014 Notes had a fair value on the PORTAL Market of $135.8 million, compared to a carrying value of $117.2 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.

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

Convertible Debt Obligations The following table summarizes our convertible debt obligations, including interest, as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

		Payments Due By Period (in thousands)
	Par Value	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible subordinated notes due 2012	$34,248	$34,376	$34,376	$—	$—	$—
Convertible subordinated notes due 2014	134,901	136,274	1,349	134,925	—	—

Total convertible debt	$169,149	$170,650	$35,725	$134,925	$—	$—

Capital Commitments At December 31, 2011, we had short-term capital commitments of approximately $6.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2012. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

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

The following table summarizes our common stock repurchases for the fiscal quarter ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2, 2011 to October 29, 2011	0	$0.00	0	$172.0 million
October 30, 2011 to November 26, 2011	1,422,000	$7.02	1,422,000	$162.0 million
November 27, 2011 to December 31, 2011	835,770	$5.97	835,770	$157.0 million

Total	2,257,770	$6.63	2,257,770	$157.0 million

ITEM 6. EXHIBITS.

10.1	Change in Control Agreement, effective as of October 3, 2011, by and between RF Micro Devices, Inc. and Norman A. Hilgendorf*

10.2	Change in Control Agreement, effective as of October 26, 2011, by and between RF Micro Devices, Inc. and Hans Schwarz*

31.1

Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or

15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or

15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2011 and April 2, 2011; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2011 and January 1, 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and January 1, 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements**

*	Executive compensation plan or agreement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date: February 9, 2012	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: February 9, 2012	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Change in Control Agreement, effective as of October 3, 2011, by and between RF Micro Devices, Inc. and Norman A. Hilgendorf*

10.2	Change in Control Agreement, effective as of October 26, 2011, by and between RF Micro Devices, Inc. and Hans Schwarz*

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 31, 2011 and April 2, 2011; (ii) the Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2011 and January 1, 2011; (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and January 1, 2011; and (iv) the Notes to the Condensed Consolidated Financial Statements**

*	Executive compensation plan or agreement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.