Form 10-K
period 2012-03-31
RF MICRO DEVICES INC
filed 2012-05-25
CIK 911160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22511

RF Micro Devices, Inc.

(Exact name of registrant as specified in its charter)

North Carolina	56-1733461
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina	27409-9421
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (336) 664-1233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,735,810,474 as of October 1, 2011. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 278,144,701 shares of the registrant’s common stock outstanding as of May 11, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2012 annual meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 31, 2012.

RF MICRO DEVICES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2012 and 2011 were 52-week years and fiscal 2010 was a 53-week year. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

Unless the context requires otherwise, references in this report to “RFMD,” the “Company,” “we,” “us” and “our” refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.

ITEM 1.	BUSINESS.

General

RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.

Our design and manufacturing expertise encompasses many semiconductor process technologies, which we access through both internal and external resources. We are a leading manufacturer of gallium-based (including gallium arsenide (GaAs), aluminum gallium arsenide (AlGaAs), indium gallium phosphide (InGaP)) and gallium nitride (GaN) compound semiconductors for RF applications. We source silicon-based technologies and a small percentage of our GaAs requirements through external foundries. Our broad design and manufacturing resources enable us to deliver products optimized for performance and cost in order to best meet our customers’ performance, cost and time-to-market requirements.

Operating Segments

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in both wireless and wired communications applications, in each of our following operating segments.

•	Cellular Products Group (CPG) – CPG is a leading supplier of cellular radio frequency components, such as power amplifier (PA) modules and transmit modules, which perform various functions in the cellular front end section located between the transceiver and the antenna. CPG is also a supplier of switch-based content in the cellular front end section, including antenna switch modules, antenna control solutions, switch filter modules and switch duplexer modules, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular RF components into mobile devices including handsets, netbooks, notebooks, tablets, and USB modems.

•	Multi-Market Products Group (MPG) – MPG is a global supplier of a broad range of RF components such as PAs, low noise amplifiers (LNAs), variable gain amplifiers, high power GaN transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front-end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (second generation (2G), third generation (3G) and fourth generation (4G)), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and CATV wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

•	Compound Semiconductor Group (CSG) – CSG has been established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications. CSG provides RFMD’s foundry services for both GaAs and GaN technologies.

During the third quarter of fiscal 2012, we re-evaluated our reportable segments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280 (ASC 280) and, based on new facts and circumstances, determined that CPG and MPG were separate reportable operating segments in accordance with ASC 280. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12.

For financial information about the results of our operating segments for each of the last three fiscal years, refer to Note 14 of Notes to the Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this report.

Acquisitions

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

Restructuring

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

Industry Overview

Our business is diversified across multiple industries. The cellular handset industry is our largest market and is characterized by large unit volumes, significant technical barriers to entry and relatively short product lifecycles.

The cellular market is rapidly transitioning to smartphones and tablets based on the High Speed Packet Access (HSPA) and Long Term Evolution (LTE) interface standards. Entry level 2G-only handsets are still shipping in large volumes, but this market segment is decreasing as a percentage of total handsets shipped. The rapidly increasing global demand for internet access, email, social media, video sharing, and other mobile applications is driving the demand for smartphones, tablets, and other mobile data devices.

These devices typically contain more RF content than basic or feature phones. They support 2G, 3G and increasingly 4G air interface standards, require multiple frequency bands for broad geographic coverage, and target higher performance specifications. With smartphones growing faster than the overall handset market and containing more RF content, we expect our addressable market to grow faster than the overall handset market.

The RF content is also growing rapidly in notebook computers, laptops, and machine-to-machine (M2M) data devices. In notebook computers and laptops, the broad availability of high speed 3G and 4G networks is increasing the demand for cellular functionality. Similarly, M2M devices are increasingly integrating cellular content for a growing number of applications, including automotive, smart grid and electric and water utilities, medical, fleet management, and point-of-sale.

In addition, RFMD serves markets that are benefiting from the increasing demand for high data rate applications. In CATV infrastructure, the rapid growth in consumer data usage, primarily through high definition television (HDTV), as well as Internet protocol television (IPTV), voice over Internet protocol (VoIP) and increases in Internet traffic, is driving market growth and placing increased emphasis on product performance, integration and power consumption. In cellular infrastructure, the expanding data traffic loads on networks are increasing the requirements for more and faster wireless backhaul systems (such as remote radio heads) that connect cellular base stations to switching centers. In addition, to increase network coverage and capacity, the cellular infrastructure market is expanding to include new architectures utilizing small cells such as micro cells, pico cells, and femtocells. As in our other markets, efforts to reduce energy consumption and lower carriers’ operating budgets are placing greater value on higher efficiency RF PAs. Also, Smart Energy/AMI systems, which are increasingly implemented using the Zigbee™ standard or other technologies requiring integrated RF components, are also proliferating. In WiFi, we are forecasting rapid growth in our market opportunity and have increased emphasis on our ability to innovate and deliver world-class products, given the increasing performance requirements of 802.11ac, the proliferation of WiFi in mobile devices, and the trend among cellular carriers to employ WiFi off-load strategies to reduce data traffic on their current networks.

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

We employ a product leadership strategy and leverage core capabilities in design expertise, manufacturing scale, and process and packaging technology to meet or exceed our customers’ highly complex requirements related to amplification, switching, filtering, signal integrity, and other RF and non-RF functionality. In many instances, we achieve synergies across markets and applications that enable us to leverage our scale advantage.

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

Markets

We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for the following commercial, industrial, military, aerospace and other markets in both wireless and wired communications applications:

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

Cellular Devices – In cellular applications, communication is established through mobile devices by making a connection with a base station via RF channels. The ability of the mobile device to maintain this connection over a long distance and for long periods of time is significantly impacted by the performance of the RF section of the device. We provide a broad portfolio of cellular RF products for mobile devices, including PA modules, transmit modules, RF power management integrated circuits (ICs), switch-filter modules, and antenna control solutions.

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

Wireless Connectivity – We also compete in the WiFi market and in the Smart Energy/AMI market. WiFi is used primarily for short-range home or office network applications in personal computers, gaming platforms, tablets and smartphones. WiFi is also used in wireless access points, such as those used in wireless hotspots. The most basic AMI systems provide a way for a utility company to measure customer usage remotely without touching or physically reading a meter. More sophisticated AMI systems have data links to major household appliances to enable measurement and control.

Other Markets – In fiscal 2012, we announced the formation of our new business group (CSG), which is expected to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications, including foundry services.

Manufacturing

We have a global supply chain that routinely ships millions of units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are a leading supplier of RF components and a leading manufacturer of compound semiconductors, including GaAs HBT, GaAs pseudomorphic high electron mobility transistor (pHEMT), and GaN, for RF applications.

Our GaAs products generally incorporate a transistor layer, which is grown on the GaAs wafer starting material made using a molecular beam epitaxy (MBE) or a metal organic chemical vapor deposition (MOCVD) process. Our GaN products generally incorporate a transistor layer that is grown on a substrate using a MOCVD process. We operate a MBE facility in North Carolina, and we grow the majority of our GaAs starting material in this facility. All MOCVD-based starting material is outsourced. Also, certain unique, but low-volume GaAs technologies (which support our MPG business) are outsourced.

Once the GaAs or GaN starting material is produced or purchased, the wafers are sent to one of our fabs, where semiconductor devices are manufactured through a series of manufacturing steps. We operate a wafer fab located in Greensboro, North Carolina for the production of GaAs and GaN wafers, and we also operate a wafer fab located in Newton Aycliffe, U.K. Once the semiconductor manufacturing is complete, the wafers are singulated, or separated, into individual units called die.

We also use silicon-based process technologies in our products. We outsource all silicon manufacturing to leading silicon foundries.

The next step in our manufacturing process is assembly. During assembly, the die and other necessary components are placed in a microelectronic package to provide connectivity between the die and the components. Once assembled, the products are tested for RF performance and prepared for shipment through a tape and reel process. To assemble and test our products, we primarily use internal assembly facilities in the United States (U.S.), China and Germany, and we also utilize several external suppliers.

In fiscal 2010, we consolidated our Shanghai assembly and test operations with our Beijing assembly and test facility, and achieved the expected reduction in manufacturing costs by the end of December 2009. In fiscal 2011, we increased our module assembly and test capacity in China to support increased demand in the first half of fiscal 2012. However, in the second half of fiscal 2012, some of our customers’ forecasted demand for our 2G and 3G products did not materialize as expected. In addition, our factory utilization was negatively impacted as some of our newer products have higher silicon content, which we do not manufacture internally. In fiscal 2012, we increased our test capacity to support expected demand for our switch-based products and antenna control solutions in fiscal 2013.

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

In April 2012, RFMD was granted ISO/TS 16949 certification, which covers our manufacturing facilities in Greensboro, North Carolina. The ISO/TS 16949 certificate is the highest international quality standard for the automotive industry and incorporates ISO technical specifications that are more stringent than ISO 9001 quality management systems requirements. The goal of the ISO/TS 16949 standard is to enhance existing quality management systems, which, when combined with customer-specific requirements, support continual improvement through defect prevention and a reduction in variation and waste in the supply chain. The ISO/TS 16949 standard combines North American and European automotive requirements and serves the global automotive market.

Products and Applications

We offer a broad line of products that range from single-function components to highly integrated circuits and multi-chip modules (MCMs). Our ICs include gain blocks, LNAs, PAs, receivers, transmitters, transceivers, modulators, demodulators, attenuators, switches, frequency synthesizers and VCOs. Our MCM products include PA modules, switch-filter modules, active antenna products, VCOs, phase-locked loops (PLLs), coaxial resonator oscillators (CROs), variable gain amplifiers, hybrid amplifiers, and power doublers. Our passive components include splitters, couplers, mixers and transformers, as well as isolators and circulators, which are used primarily in wireless infrastructure and CATV set-top box applications. Our products employ a broad array of semiconductor process technologies, including GaAs, GaN, silicon complementary metal oxide semiconductor (CMOS), silicon germanium (SiGe), and silicon-on-insulator (SOI).

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes. We currently use independent foundries to supply all of our silicon-based integrated circuits. Our manufacturing strategy includes a balance of internal and external sites (primarily for assembly operations), helping to reduce costs, provide flexibility of supply, and minimize the risk of supply disruption. We routinely qualify multiple sources of supply and manufacturing sites and closely monitor suppliers’ key performance indicators. Our suppliers and manufacturing sites are geographically diversified (with our largest volume sources distributed throughout Southern and Eastern Asia), and we believe we have adequate sources for the supply of raw materials, passive components and substrates for our products and manufacturing needs.

Customers

We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs in both wireless and wired communications applications. In fiscal 2012, Samsung Electronics, Co., Ltd. (Samsung) accounted for approximately 22% of our net revenue (less than 10% in both fiscal years 2011 and 2010) and Nokia Corporation (Nokia) accounted for approximately 14% of our net revenue (39% and 55% in fiscal years 2011 and 2010, respectively). The majority of the revenue from these customers was from the sale of the Company’s CPG products. No other customer accounted for more than 10% of our net revenue. Our customer diversification strategy has successfully reduced our percentage of sales to any one customer and diversified our customer base across both CPG and MPG.

Information about revenue, operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

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

To extend our leadership position in compound semiconductor technologies, we have developed several generations of GaAs HBT and pHEMT process technologies for cellular and multi-market applications that we can manufacture in our North Carolina and U.K. fabrication facilities. During fiscal 2012, we qualified and released a high-performance power pHEMT technology that is expected to enable state-of-the-art efficiencies for our future cellular PAs. We also continued to develop a next-generation backend technology that will be applied to both HBT and pHEMT processes to increase integration, reduce die size and improve performance.

We continue to develop and release new GaN-based products and invest in new GaN process technologies to exploit GaN’s performance advantages across existing and new product categories. The inherent wide band gap, high electron mobility, and high breakdown voltage characteristics of GaN semiconductor devices offer significant performance advantages versus competing technologies. We are also developing other advanced GaN process technologies that target applications where we anticipate GaN devices will provide a disruptive performance advantage and deliver meaningful energy savings in end-market products.

We continue to develop and qualify technologies made available to us from key suppliers where we can leverage our proprietary design methods, intellectual property (IP), and expertise to improve performance, reduce size or reduce the cost of our products. During fiscal 2012, we continued to increase our use of SOI technology in our broad portfolio of RF components and launched several new product categories that leverage SOI technology. These new categories include high performance antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules.

In the area of packaging technologies, we are developing and qualifying packaging technologies that allow us to improve performance and reduce or replace gold in our products. We are continuing to invest in packaging technologies such as wafer level chip scale packaging (WLCSP) that eliminate wire bonds, reduce the size and component height, improve performance, and reduce the cost of packaging our products.

In fiscal years 2012, 2011, and 2010, we incurred approximately $151.7 million, $141.1 million and $139.0 million, respectively, in research and development expenses. We are continuing to invest in new RF component products and new process technologies in support of our growth and diversification goals.

Competition

We operate in a very competitive industry characterized by rapid advances in technology and new product introductions. Our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer’s particular requirements within the customer’s cost limitations. Many of our current and potential competitors have entrenched market positions and customer relationships, established patents, copyrights and other IP rights and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do, which may allow them to implement new technologies and develop new products more quickly than we can.

Intellectual Property

We value intellectual property and actively seek opportunities to further protect and advance our business interests by developing and using our proprietary IP. Such IP includes patents, copyrights, trademarks and trade secrets. We have also implemented processes and policies designed to encourage IP development, while mitigating any IP misappropriation risks.

Patent applications are filed within the U.S. and in other countries where we have a market presence. On occasion, some applications do not mature into patents for various reasons, including, but not limited to, rejections based on prior art. We also continue to acquire patents through acquisitions or direct prosecution efforts. We believe the scope of our patent portfolio is sufficient to protect our business.

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

Employees

On March 31, 2012, we had 3,986 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our European-based employees (less than 5% of our global workforce as of March 31, 2012) are subject to collective bargaining-type arrangements, and we have never experienced any work stoppage. We believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Sales:
United States	$246,661	$156,746	$151,673
International	624,691	895,010	826,720

Long-lived tangible assets:
United States	$130,665	$148,745	$178,012
International	67,256	60,733	69,073

Sales for geographic disclosure purposes are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2012, approximately 36% ($317.5 million) was attributable to customers in China and 18% ($155.1 million) was attributable to customers in Taiwan.

Long-lived tangible assets primarily include property and equipment. At March 31, 2012, approximately $60.1 million (or 30%) of our total property and equipment was located in China.

For the risks associated with our foreign operations, refer to Item 1A, “Risk Factors.”

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

There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2013 or fiscal 2014.

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

We design and manufacture high-performance semiconductor components for wireless applications. Our markets are characterized by the frequent introduction of new products and services in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers’ demands for improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of ICs that are equivalent or acceptable in terms of performance but lower cost to the products we make under existing processes. For example, compared to GaAs, CMOS ICs are generally less expensive to produce and a number of companies are pursuing the development of CMOS PAs for certain applications. If we cannot design products using competitive technologies or develop competitive products, our operating results will be adversely affected.

Our operating results are at risk if we do not introduce new products and/or decrease costs.

The production of GaAs ICs has been and continues to be more costly than the production of silicon devices. Although historically we have reduced production costs through decreasing raw wafer costs, increasing wafer size and fabrication yields, decreasing die size and achieving higher volumes, we might not be able to do so in the future. Further, the average selling prices of our products have historically decreased over the products’ lives and we expect them to continue to do so.

To offset these decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs. However, we believe our costs of producing GaAs ICs will continue to exceed the costs associated with the production of silicon devices. As a result, to remain competitive, we must offer devices which provide performance superior to silicon-based solutions. If we do not continue to identify markets that require performance superior to that offered by silicon solutions or if we do not continue to offer products that provide sufficiently superior performance to offset the cost differentials, our operating results could be adversely affected.

We depend on a few large customers for a substantial portion of our revenue.

A substantial portion of our revenue comes from large purchases by a small number of customers. Our future operating results depend on both the success of our largest customers and on our success in diversifying our products and customer base. We are focusing on a diversification strategy that includes growing our market share across a broad base of the leading cellular handset OEMs.

We typically manufacture custom products on an exclusive basis for individual customers for a negotiated period of time. Increasingly, the largest cellular handset OEMs are releasing fewer new phone models on an annual basis, which heightens the importance of achieving design wins for these larger opportunities. While the rewards for a design win are financially greater, competition for these projects is intense. The concentration of our revenue with a relatively small number of customers makes us particularly dependent on factors affecting those customers. For example, if demand for their products decreases, they may stop purchasing our products and our operating results would suffer. Most of our customers can cease incorporating our products into their products with little notice to us and with little or no penalty. The loss of a large customer and failure to add new customers to replace lost revenue would have a material adverse effect on our business, financial condition and results of operations.

We operate in a very competitive industry and must continue to implement innovative technologies.

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF components, as well as suppliers of discrete products such as transistors, capacitors and resistors. Several of our competitors either have GaAs HBT process technology or are developing GaAs HBT or new fabrication processes. Foundry services are readily available for GaAs HBT processes, which can enable new competitors without their own fabrication facilities. Customers could develop products that compete with or replace our products. A decision by any of our large customers to design and manufacture ICs internally could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

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

Our operating results are substantially dependent on development of new products and achieving design wins.

Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

•	the accuracy of our prediction of market requirements and evolving standards;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution of product designs and ramp of new products according to our customers’ needs with acceptable manufacturing yields;

•	acceptance of our customers’ products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new products.

We may not be able to design and introduce new products in a timely or cost-efficient manner, and our new products may fail to meet the requirements of the market or our customers. In that case, we likely will not reach the expected level of production orders, which could adversely affect our operating results. Even when a design win is achieved, our success is not assured. Design wins may require significant expenditures by us and typically precede volume revenue by six to nine months or more. Many customers seek a second source for all major components in their devices, which can significantly impact the revenue obtained from a design win. The actual value of a design win to us will ultimately depend on the commercial success of our customer’s product.

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

We operate a MBE facility and a wafer fabrication facility in Greensboro, North Carolina, as well as a wafer fabrication facility in Newton Aycliffe, U.K. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, the U.S. and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in Greensboro, North Carolina and China, and we also utilize contract suppliers and partners in Asia to test our products.

A number of factors will affect the future success of our facilities, including the following:

•	demand for our products;

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products in a timely manner;

•	the availability of raw materials and the impact of the volatility of commodity pricing on raw materials, including GaAs substrates, gold and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China, U.K. and Germany;

•	our reliance on our internal facilities;

•	our reliance on our U.S. wafer fabrication facilities located in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations;

•	our ability to avoid prolonged periods of down-time in our facilities for any reason; and

•	the occurrence of natural disasters anywhere in the world, which could directly or indirectly affect our supply chain, such as the 2011 earthquake and tsunami in Japan and the 2011 flooding in Thailand.

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

Sales to customers located outside the U.S. accounted for approximately 72% of our revenue in fiscal 2012. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.

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

A slowdown in the Chinese economy could limit the growth in demand for devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.

We believe that an increase in demand in China for handsets and other devices that include our products will be an important factor in our future growth. Although the Chinese economy has grown significantly in recent years, there can be no assurance that such growth will continue. Any weakness in the Chinese economy could result in a decrease in demand for devices containing our products, which could materially and adversely affect our business, results of operations and prospects.

Economic regulation in China could materially and adversely affect our business and results of operations.

We have a significant portion of our manufacturing capacity in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or to control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations.

In order to compete, we must attract, retain, and motivate key employees, and our failure to do so could harm our results of operations.

In order to compete, we must:

•	hire and retain qualified employees;

•	continue to develop leaders for key business units and functions;

•	expand our presence in international locations and adapt to cultural norms of foreign locations; and

•	train and motivate our employee base.

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, IC design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

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

Our common stock, which is traded on the NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, financial performance below analysts’ estimates, and activities or developments affecting our customers and other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations, which have often been wholly or partially unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. If our stock price declines in the future, it may be more difficult to raise capital, or we may be unable to do so at all, which could have a material adverse impact on our business and results of operations.

We rely on our intellectual property portfolio and may face claims of infringement.

Our success depends in part on our ability to procure, commercialize and enforce IP rights and to operate our business without infringing on the IP rights of others. Additionally, because of the volume of creative works rendered throughout our facilities, some of these works may not receive the benefit of federal registration and thus, the IP rights in these works may be diminished. In addition, the wireless and semiconductor industries are subject to frequent IP rights litigation. IP litigation most prevalent in our industry that could impact our business is patent litigation. Patent litigation is both expensive and unpredictable in part because in most jurisdictions, the infringing party cannot compel the patent holder to grant a license to the infringed patent. In the event that a license is obtainable, there is no guarantee that a commercially reasonable license can be negotiated.

Security breaches and other similar disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other parties. We also control access to and distribution of our technologies, documents and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Additionally, current, departing or former employees or third parties could attempt to penetrate our computer systems and networks to misappropriate our proprietary information and technology or interrupt our business. Because the techniques used by computer hackers and others to access or sabotage networks changes frequently and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated. We cannot make assurances that our efforts to prevent the misappropriation or infringement of our IP or the intellectual property of our customers will succeed. Identifying unauthorized use of our products and technologies is difficult and time consuming. The initiation of litigation may adversely affect our relationships and agreement with certain customers that have a stake in the outcome of the litigation proceedings. Moreover, litigation may divert the attention of management and other key employees from the operation of business, which could negatively impact our business and results of operation.

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

If wireless devices pose safety risks, we may be subject to new regulations, and demand for our products and those of our customers may decrease.

Concerns over the effects of radio frequency emissions continue. Interest groups have requested that the Federal Communications Commission investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over, and state laws have been enacted to mitigate, the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Legislation that may be adopted in response to these concerns or adverse news or findings about safety risks could reduce demand for our products and those of our licensees and customers in the U.S. as well as in foreign countries.

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

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in their products and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules implementing these requirements have not yet been released, the implementation may limit the pool of suppliers who can provide conflict free minerals and may affect our ability to obtain raw materials in sufficient quantities or at competitive prices. In addition, there will be costs associated with complying with the disclosure requirements, such as costs related to determining the source of such minerals used in our products. Also, because our supply chain is complex, we may face reputation challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. Moreover, we may encounter challenges to satisfy those customers who require that all of the components of our products are certified as conflict free. The new disclosure rules will take effect after the first full fiscal year following the promulgation of the SEC’s final rules.

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

On April 4, 2007, we issued $200.0 million aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) and $175.0 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes” and, together with the 2012 Notes, the “Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The Notes are convertible into shares of our common stock under certain circumstances. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of the $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share. The maximum number of shares issuable upon conversion of the Notes as of March 31, 2012 is approximately 15.6 million shares (excluding an aggregate of $213.6 million principal amount of the Notes that were previously purchased and retired by us), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

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

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	our shareholders’ interests could be diluted as a result of the shares of our common stock that would be issued in the event of conversion of our convertible notes;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions;

•	a portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness; and

•	our ability to meet our debt payment obligations, particularly at maturity, depends on our ability to generate significant cash flow in the future and we cannot be certain that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under our debt and to fund our other liquidity needs.

Changes in our effective tax rate may impact our results of operations.

A number of factors may increase our future effective tax rates, including the following:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits with various tax authorities;

•	changes in the valuation of our net deferred tax assets;

•	adjustments to income taxes upon finalization of various tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in tax laws or the interpretation of such tax laws, and changes in generally accepted accounting principles; and

•	a future decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Any significant increase in our future effective tax rates could reduce net income for future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters is located in Greensboro, North Carolina, where we have two office buildings (leased), a six-inch wafer production facility (owned), an MBE facility (leased), and a research and development packaging facility (leased). In Greensboro, we also have a previously idled production facility (leased) that is currently being reconfigured to perform certain manufacturing operations in fiscal 2013. In addition, we have a partially upfitted manufacturing facility (leased) that is unoccupied due to our prior restructuring.

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

In the opinion of management, our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed an action in the United States District Court for the Central District of California against the Company, alleging infringement of five Peregrine U.S. patents. On April 13, 2012, Peregrine filed a notice of voluntary dismissal of this Central District of California action without prejudice. On February 14, 2012, Peregrine filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to the Peregrine patents. On April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents. On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid. To date, none of the above-actions have progressed substantively, no discovery has been taken, and no formal monetary demands have been made. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “RFMD.” The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 11, 2012, there were 2,091 holders of record of our common stock.

	High		Low
Fiscal Year Ended March 31, 2012
First Quarter	$	6.73	$	5.14
Second Quarter		7.41		4.95
Third Quarter		7.89		4.97
Fourth Quarter		5.69		4.41

	High		Low
Fiscal Year Ended April 2, 2011
First Quarter	$	6.05	$	3.83
Second Quarter		6.25		3.65
Third Quarter		7.99		5.89
Fourth Quarter		8.48		6.01

We have never declared or paid cash dividends on our common stock. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH

	Fiscal Year End
	2007	2008	2009	2010	2011	2012
Total Return Index for:
RF Micro Devices, Inc.	100.00	43.82	21.99	80.58	102.57	79.94
NASDAQ Composite	100.00	89.92	64.23	99.43	118.58	128.96
NASDAQ Electronic Components	100.00	99.11	65.06	103.03	119.31	121.44

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.
B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.
C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D.	The index level for all series was set to $100.00 on March 31, 2007.

Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2012 to January 28, 2012	0	$0.00	0	$157.0 million
January 29, 2012 to February 25, 2012	0	$0.00	0	$157.0 million
February 26, 2012 to March 31, 2012	0	$0.00	0	$157.0 million

Total	0	$0.00	0	$157.0 million

On January 25, 2011, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the fiscal year ended March 31, 2012, we repurchased approximately 4.9 million shares at an average price of $6.18 on the open market. During the fiscal year ended April 2, 2011, we repurchased approximately 1.7 million shares at an average price of $7.44 on the open market.

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

	Fiscal Year End
	2012		2011		2010	2009		2008
	(In thousands, except per share data)

Revenue	$871,352		$1,051,756		$978,393	$886,506		$956,270

Operating costs and expenses:
Cost of goods sold	582,586		662,085		623,224	669,163		681,314
Research and development	151,697		141,097		138,960	170,778		207,362
Marketing and selling	63,217		59,470		56,592	64,946		57,330
General and administrative	50,107		48,003		48,316	50,352		42,080
Other operating (income) expense	(898)		1,582		4,895	800,563	(1)	19,085

Total operating costs and expenses	846,709		912,237		871,987	1,755,802		1,007,171 (4)

Income (loss) from operations	24,643		139,519		106,406	(869,296)		(50,901)

Interest expense	(10,997)		(17,140)		(23,997)	(25,893)		(24,533)
Interest income	468		787		1,291	5,337		29,046
Other income (expense), net	1,514		339		1,134	9,844	(2)	3,906

Income (loss) before income taxes	15,628		123,505		84,834	(880,008)		(42,482)

Income tax (expense) benefit	(14,771	) (3)	1,053	(5)	(13,815)	(7,896	) (3)	39,088 (5)

Net income (loss)	$857		$124,558		$71,019	$(887,904)		$(3,394)

Net income (loss) per share:
Basic	$0.00		$0.46		$0.27	$(3.38)		$(0.01)

Diluted	$0.00		$0.44		$0.25	$(3.38)		$(0.01)

Shares used in per share calculation:
Basic	276,289		272,575		267,349	262,493		227,270

Diluted	282,576		280,394		289,429	262,493		227,270

	As of Fiscal Year End
	2012		2011		2010	2009		2008
Cash and cash equivalents	135,524		131,760		104,778	172,989		129,750
Short-term investments	164,863		159,881		134,882	93,527		100,841
Working capital	421,182		465,222		396,091	418,090		480,556
Total assets	964,584		1,025,393		1,014,008	1,088,642	(1)	2,011,309 (4)
Long-term debt and capital lease obligations, less current portion	119,102		177,557		289,837	505,162	(2)	525,082
Shareholders’ equity	672,331		676,355		530,084	431,962	(1)	1,296,101 (4)

1	During fiscal 2009, we recorded an impairment charge of $686.5 million to goodwill and intangibles, and restructuring expenses of approximately $67.1 million due to the adverse macroeconomic business environment. We also recorded restructuring expenses of approximately $47.1 million as a result of the restructuring initiated in the first half of fiscal 2009 to reduce investments in wireless systems.
2	Other income (expense) for fiscal 2009 includes a gain of approximately $14.4 million as a result of our purchase and retirement of $55.3 million aggregate principal amount of our convertible subordinated notes due 2010 and 2014.
3	Income tax expense for fiscal years 2012 and 2009 include the effects of an increase of a valuation reserve against foreign and domestic deferred tax assets.
4	Fiscal 2008 includes the effects of the acquisitions of Sirenza and Filtronic.
5	Income tax benefit for fiscal 2011 and fiscal 2008 includes the effects of a reduction of a valuation reserve against deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

Company

We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.

Business Segments

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers and original design manufacturers in both wireless and wired communications applications, in each of our following operating segments.

•	Cellular Products Group (CPG) is a leading supplier of cellular RF components, such as power amplifier (PA) modules and transmit modules, which perform various functions in the cellular front end section located between the transceiver and the antenna. CPG is also a supplier of switch-based content in the cellular front end section, including antenna switch modules, antenna control solutions, switch filter modules and switch duplexer modules, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular RF components into mobile devices including handsets, netbooks, notebooks, tablets and USB modems.

•	Multi-Market Products Group (MPG) is a global supplier of a broad array of RF components, such as PAs, low noise amplifiers, variable gain amplifiers, high power GaN transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front-end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

•	Compound Semiconductor Group (CSG) has been established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications. CSG provides RFMD’s foundry services for both GaAs and GaN technologies.

As of March 31, 2012, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue.

Fiscal 2012 Management Summary

•

Our revenue decreased 17.2% in fiscal 2012 to $871.4 million as compared to $1,051.8 million in fiscal 2011, primarily due to the anticipated end-of-life of transceiver products, lower demand for 2G products as the market transitions to 3G products, and lower demand for our wireless infrastructure products and our WiFi front-end module products. Sales of our 3G/4G cellular components (including our PowerSmart® family of products, our new ultra-high efficiency 3G/4G PAs and our new switch-based products) partially offset the decline in transceiver and 2G product revenue in fiscal 2012.

•	Our gross profit was 33.1% of revenue in fiscal 2012 as compared to 37.0% of revenue in fiscal 2011. In fiscal 2012, we experienced decreased demand, which led to lower factory utilization rates and increased inventory reserves. In addition, our gross margin was affected by overcapacity in the compound semiconductor market, which led to erosion in average selling prices. These decreases were partially offset by a favorable product mix toward higher margin 3G/4G products and switch-based products.

•	Operating income was $24.6 million in fiscal 2012 as compared to $139.5 million in fiscal 2011, primarily due to lower revenue.

•	Our net income per diluted share was less than one cent for fiscal 2012 compared to a net income per diluted share of $0.44 for fiscal 2011.

•	We generated positive cash flow from operations of $124.2 million for fiscal 2012 as compared to $213.4 million for fiscal 2011, primarily due to decreased profitability as a result of lower revenue.

•	Capital expenditures totaled $46.1 million in fiscal 2012 as compared to $25.7 million in fiscal 2011, primarily due to the addition of assembly and test capacity.

•	During fiscal 2012, we purchased and retired a total of $35.8 million aggregate principal amount of our convertible subordinated notes due 2012, which resulted in a loss of approximately $0.9 million.

•	During fiscal 2012, we repurchased approximately 4.9 million shares of common stock for approximately $30.4 million, including transaction costs.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2012, 2011 and 2010:

	2012		2011		2010
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$871,352	100.0%	$1,051,756	100.0%	$978,393	100.0%
Cost of goods sold	582,586	66.9	662,085	63.0	623,224	63.7

Gross margin	288,766	33.1	389,671	37.0	355,169	36.3
Research and development	151,697	17.4	141,097	13.4	138,960	14.2
Marketing and selling	63,217	7.3	59,470	5.7	56,592	5.8
General and administrative	50,107	5.7	48,003	4.5	48,316	4.9
Other operating (income) expense	(898)	(0.1)	1,582	0.1	4,895	0.5

Operating income	$24,643	2.8%	$139,519	13.3%	$106,406	10.9%

Revenue

Our overall revenue decreased $180.4 million, or 17.2%, in fiscal 2012 as compared to fiscal 2011, primarily due to the anticipated end-of-life of transceiver products, lower demand for 2G products as the market transitions to 3G products, and lower demand for our wireless infrastructure products and our WiFi front-end module products. Sales of our 3G/4G cellular components (including our PowerSmart® family of products, our new ultra-high efficiency 3G/4G PAs and our new switch-based products) partially offset the decline in transceiver and 2G product revenue in fiscal 2012.

Our overall revenue increased $73.4 million, or 7.5%, in fiscal 2011 as compared to fiscal 2010, due to an increase in sales of our cellular products driven primarily by customer diversification and increased demand for new and existing products. In addition, sales of our MPG-related products increased primarily due to an increase in demand for a broad range of wireless and wired applications. Fiscal 2010 revenue benefited from an additional week versus fiscal 2011.

In fiscal 2012, our largest customer accounted for approximately 22% of our net revenue (less than 10% of net revenue in both fiscal years 2011 and 2010). Our next largest customer accounted for approximately 14% of our net revenue (39% and 55% of our net revenue in fiscal years 2011 and 2010, respectively). Our customer diversification strategy has successfully reduced our percentage of sales to any one customer and increased our market share elsewhere.

International shipments amounted to $624.7 million in fiscal 2012 (approximately 72% of revenue) compared to $895.0 million in fiscal 2011 (approximately 85% of revenue) and $826.7 million in fiscal 2010 (approximately 85% of revenue). Shipments to Asia totaled $568.5 million in fiscal 2012 (approximately 65% of revenue) compared to $807.2 million in fiscal 2011 (approximately 77% of revenue) and $699.0 million in fiscal 2010 (approximately 71% of revenue).

Gross Margin

Our overall gross margin for fiscal 2012 decreased to 33.1% as compared to 37.0% in fiscal 2011. In fiscal 2012, we experienced decreased overall demand, which led to lower factory utilization rates and increased inventory reserves. Our factory utilization rates were also negatively impacted as some of our newer switch-based products have higher silicon content, which we do not manufacture internally. In addition, our gross margin was affected by overcapacity in the compound semiconductor market, which led to erosion in average selling prices. These decreases were partially offset by a favorable product mix toward higher margin 3G/4G products and switch-based products.

Our overall gross margin was 37.0% of revenue in fiscal 2011 as compared to 36.3% of revenue in fiscal 2010. The improvement in gross margin reflected our improved overall manufacturing yields, improved factory utilization rates, increased sales of new products with higher gross margins, and improved pricing on externally-sourced raw materials. These improvements were offset partially by increased demand of lower margin transceivers and erosion in average selling prices.

Operating Expenses

Research and Development

In fiscal 2012, research and development expenses increased $10.6 million, or 7.5%, compared to fiscal 2011, primarily due to an increase in headcount and related personnel expenses and other expenses resulting from new product development for 3G/4G mobile devices, including antenna control solutions.

In fiscal 2011, research and development expenses increased $2.1 million, or 1.5%, compared to fiscal 2010, primarily due to increased headcount focused on new product development for 3G/4G smartphone applications. In addition, we resumed our contributions to the 401(k) plan in fiscal 2011 after suspending these contributions for the majority of fiscal 2010 due to the adverse macroeconomic business environment. These increases were partially offset by decreased depreciation expense.

Marketing and Selling

In fiscal 2012, marketing and selling expenses increased $3.7 million, or 6.3%, compared to fiscal 2011, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

In fiscal 2011, marketing and selling expenses increased $2.9 million, or 5.1%, compared to fiscal 2010, primarily due to an increase in headcount and related personnel expenses.

General and Administrative

In fiscal 2012, general and administrative expenses increased $2.1 million, or 4.4%, compared to fiscal 2011 primarily due to consulting expenses for tax-related initiatives.

General and administrative expenses remained relatively consistent for fiscal 2011 as compared to fiscal 2010.

Other Operating (Income) Expense

In fiscal 2012, other operating expenses decreased $2.5 million, or 156.8%, compared to fiscal 2011. During fiscal 2012, the restructuring obligation was reduced by $1.7 million as a result of the Company utilizing one of the facilities previously exited due to a change in manufacturing operations, while during fiscal 2011, we recorded restructuring charges of approximately $0.6 million related to impaired assets and lease and other contract termination costs.

In fiscal 2011, other operating expenses decreased $3.3 million, or 67.7%, compared to fiscal 2010, primarily due to lower restructuring charges. In fiscal 2011, we recorded restructuring charges of approximately $0.6 million related to impaired assets and lease and other contract termination costs. We recorded restructuring charges of approximately $3.8 million in fiscal 2010 related to one-time employee termination expenses, impaired assets and lease and other contract termination costs (see Note 9 to the Consolidated Financial Statements).

Operating Income

Our overall operating income was $24.6 million for fiscal 2012, compared to operating income of $139.5 million for fiscal 2011. Operating income decreased primarily due to lower revenue.

Our overall operating income for fiscal 2011 was approximately $139.5 million compared to an operating income of $106.4 million for fiscal 2010. Our operating income increased primarily due to an increase in revenue and an increase in gross profit. Fiscal 2010 operating expenses were negatively impacted due to the additional week included in fiscal 2010 versus fiscal 2011.

Segment Product Revenue, Operating Income (Loss) and Operating Income (Loss) as a Percentage of Revenue

Cellular Products Group

(In thousands, except percentages)	2012	2011	2010
Revenue	$664,242	$819,230	$800,535
Operating income	61,159	156,352	162,166
Operating income as a % of revenue	9.2%	19.1%	20.3%

CPG revenue decreased $155.0 million, or 18.9%, and operating income decreased $95.2 million, or 60.9%, in fiscal 2012 as compared to fiscal 2011, primarily due to the anticipated end-of-life of transceiver products and lower demand for 2G products as the market transitions to 3G products. These decreases were partially offset by increased sales of our 3G/4G cellular components (including our PowerSmart® family of products, our new ultra-high efficiency 3G/4G PAs and our new switch-based products).

CPG’s revenue increased $18.7 million, or 2.3%, in fiscal 2011 as compared to fiscal 2010, primarily due to increased sales of our 2G transmit modules in the China market, partially offset by a decrease in sales of our 3G transmit modules to our largest customer resulting from certain of its programs reaching end-of-life. In addition, fiscal 2010 revenue benefitted from an additional week included in fiscal 2010 versus fiscal 2011. Operating income decreased $5.8 million, or 3.6%, in fiscal 2011 as compared to fiscal 2010, primarily due to increased expenses associated with our new products for 3G/4G mobile devices.

Multi-Market Products Group

(In thousands, except percentages)	2012	2011	2010
Revenue	$205,676	$232,057	$177,598
Operating income (loss)	10,711	33,493	(1,836)
Operating income (loss) as a % of revenue	5.2%	14.4%	(1.0)%

MPG revenue decreased $26.4 million, or 11.4%, and operating income decreased $22.8 million, or 68.0%, in fiscal 2012 as compared to fiscal 2011, primarily due to lower demand for our wireless infrastructure products and our WiFi front-end module products.

MPG revenue increased $54.5 million, or 30.7%, and operating income increased $35.3 million in fiscal 2011 as compared to fiscal 2010, primarily due to an increase in demand for a broad range of wireless and wired applications, including CATV line amplifiers and wireless infrastructure products. During the first half of fiscal 2010, the demand for CATV line amplifiers and infrastructure products was negatively impacted by the global economic slowdown. In addition, fiscal 2010 revenue benefitted from an additional week included in fiscal 2010 versus fiscal 2011.

See Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for fiscal years 2012, 2011 and 2010.

OTHER (EXPENSE) INCOME AND INCOME TAXES

(In thousands)	2012	2011	2010
Interest expense	$(10,997)	$(17,140)	$(23,997)
Interest income	468	787	1,291
(Loss) gain on retirement of convertible subordinated notes	(908)	(2,412)	1,540
Other income (expense)	2,422	2,751	(406)
Income tax (expense) benefit	(14,771)	1,053	(13,815)

Interest expense

Interest expense has decreased as a result of lower debt balances. During fiscal years 2012 and 2011, we purchased and retired $35.8 million and $135.5 million, respectively, aggregate principal amount of our 0.75% convertible subordinated notes due 2012 (the “2012 Notes”). In addition, the remaining $10.0 million aggregate principal amount of our 1.50% convertible subordinated notes due 2010 (the “2010 Notes”) matured and was repaid during fiscal 2011. In fiscal 2010, we purchased and retired $207.1 million aggregate principal amount of our 2010 Notes, 2012 Notes, and 1.00% convertible subordinated notes due 2014 (the “2014 Notes”).

Interest income

Interest income decreased during fiscal 2012 and fiscal 2011, primarily because of lower prevailing interest rates, which were approximately 0.1% for fiscal 2012, 0.3% for fiscal 2011 and 0.5% for fiscal 2010.

(Loss) gain on the retirement of convertible subordinated notes

During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes, which resulted in a loss of approximately $0.9 million. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes, which resulted in a loss of approximately $2.4 million, and in fiscal 2010, we purchased and retired $207.1 million aggregate principal amount of our 2010, 2012 and 2014 Notes, which resulted in a net gain of approximately $1.5 million.

Other income (expense)

In fiscal 2012, we incurred a foreign currency gain of $0.9 million as compared to a gain of $2.1 million in fiscal 2011 and a loss of $0.5 million in fiscal 2010. The $1.2 million decrease in foreign currency gain for fiscal 2012 as compared to fiscal 2011 was driven by the changes in the local currency denominated balance sheet accounts, as well as the depreciation of the U.S. dollar against the Renminbi. Additionally, during fiscal 2012, we recognized a $1.6 million gain on our equity investment as compared to a gain of $0.6 million in fiscal 2011 (see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this report for further information on our equity investment).

In fiscal 2011, the $2.6 million increase in foreign currency gain as compared to fiscal 2010 was driven by the changes in the local currency denominated balance sheet accounts as well as the depreciation of the U.S. dollar against the Renminbi, Euro, and Pound Sterling.

Income taxes

Income tax expense for fiscal 2012 was $14.8 million, which is primarily comprised of tax expense related to international operations and a reduction in U.K. deferred tax assets due to a decrease in U.K. tax rates, offset by tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. For fiscal 2012, this resulted in an annual effective tax rate of 94.5%.

In comparison, the income tax benefit for fiscal 2011 was $1.1 million, which is comprised primarily of tax expense related to domestic and international operations, offset by tax benefits related to the release of the $22.8 million valuation allowance against U.K. deferred tax assets, other changes in the domestic and foreign deferred tax asset valuation allowances, and expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. For fiscal 2011, this resulted in an annual effective tax rate of (0.9%).

For fiscal 2010 income tax expense was $13.8 million, which is comprised primarily of tax expense related to domestic and international operations, finalizing the Advance Pricing Agreement and related adjustments with China tax authorities for calendar years 2006 through 2008, and settlement of the North Carolina audit of fiscal years 2006 through 2008, offset by tax benefits related to changes in the domestic and foreign deferred tax asset valuation allowances and the carryback of fiscal 2009 federal losses. For fiscal 2010, this resulted in an annual effective tax rate of 16.3%.

A valuation allowance has been established against net deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related net deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. The realizability of these deferred tax assets are reevaluated on a quarterly basis. As of the end of fiscal years 2010, 2011 and 2012, the valuation allowance against domestic and foreign deferred tax assets was $132.1 million, $92.3 million and $112.7 million, respectively.

The $138.4 million valuation allowance as of the beginning of fiscal 2010 arose mainly from uncertainty related to the realizability of U.S. deferred tax assets due to operating losses and impairment charges incurred in the third quarter of fiscal 2009 that resulted in the U.S. moving into a cumulative pre-tax loss for the most recent three-year period, U.K. deferred tax assets acquired in connection with the Filtronic acquisition, and Shanghai, China deferred tax assets acquired in connection with the Sirenza acquisition. During fiscal 2010, there was a $6.3 million decrease in the overall valuation allowance comprised of a $7.6 million decrease related to the carryback of the fiscal 2009 federal net operating loss (NOL) and a $1.3 million increase related to other changes in domestic and foreign deferred tax assets.

During fiscal 2011 there was a $39.8 million decrease in the valuation allowance comprised of a $22.8 million release of the U.K. valuation allowance related to the net deferred tax assets as of the end of fiscal 2011 and $17.0 million for other decreases related to changes in domestic and foreign net deferred tax assets. The U.K. valuation allowance was released based on the positive evidence of income being generated in the U.K. in each of the last several quarters, the scheduled completion of the implementation of production technology to allow the U.K. facility to produce PAs in addition to switches during fiscal 2012, and future projections of continued profitability, which overcame any remaining negative evidence.

The $20.4 million increase in the valuation allowance during fiscal 2012 was comprised of a $22.2 million increase related to changes in domestic deferred tax assets during fiscal 2012 offset by a $1.8 million decrease from the release of the Shanghai, China valuation allowance upon completing the liquidation of that legal entity. The remaining valuation allowance as of the end of fiscal 2012 is related to the U.S. net deferred tax assets.

As of March 31, 2012, the Company had federal loss carryovers of approximately $102.5 million that expire in years 2019-2032 if unused, state losses of approximately $95.1 million that expire in years 2012-2028 if unused, and U.K. loss carryovers of approximately $32.9 million that carry forward indefinitely. Federal research credits of $47.4 million, federal foreign tax credits of $3.2 million, and state credits of $28.8 million may expire in years 2012-2032, 2017-2022, and 2012-2024, respectively. Federal alternative minimum tax credits of $1.5 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza and Silicon Wave acquisitions. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions. The acquired U.K. loss carryovers are potentially subject to limitation under the U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the trade or business of Filtronic within three years of its change in ownership. In the opinion of management, there has not been a “major change” in the nature or conduct of our U.K. business that would subject these U.K.-acquired tax loss carryforwards to limitation under the U.K. anti-avoidance provisions.

Our gross unrecognized tax benefits totaled $31.8 million as of April 3, 2010, $32.9 million as of April 2, 2011, and $31.7 million as of March 31, 2012. Of those gross unrecognized tax benefits, $21.1 million, $24.4 million, and $24.4 million net of federal benefit of state taxes represents the respective amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Included in the balance of gross unrecognized tax benefits at March 31, 2012, is $0.5 million to $1.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next 12 months. This amount represents a decrease in gross unrecognized tax benefits related to reductions for tax positions in prior years.

SHARE-BASED COMPENSATION

Under FASB ASC Topic 718, “Compensation – Stock Compensation” (FASB ASC Topic 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee’s requisite service period.

As of March 31, 2012, total remaining unearned compensation cost related to nonvested restricted stock units and options was $30.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.1 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Beginning in fiscal 1998, we have raised approximately $1,053.3 million, net of offering expenses, from public and Rule 144A securities offerings. As of March 31, 2012, we had working capital of approximately $421.2 million, including $135.5 million in cash and cash equivalents, compared to working capital at April 2, 2011, of $465.2 million, including $131.8 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $300.4 million as of March 31, 2012. This balance includes approximately $88.9 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Share Repurchase

In the fourth quarter of fiscal 2011, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During fiscal 2012, we repurchased approximately 4.9 million shares at an average price of $6.18 on the open market. During fiscal 2011, we repurchased approximately 1.7 million shares at an average price of $7.44 on the open market.

Cash Flows from Operating Activities

Operating activities in fiscal 2012 provided cash of $124.2 million, compared to $213.4 million in fiscal 2011. This year-over-year decrease was primarily attributable to decreased profitability as a result of lower revenue.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2012 was $49.9 million compared to $30.2 million in fiscal 2011. This change was primarily due to increased capital expenditures related to the expansion of our assembly and test capacity during fiscal 2012 as compared to fiscal 2011. Capital expenditures in fiscal 2013 are expected to be in line with fiscal years 2012 and 2011, which we expect to fund with cash flows from operations. The actual amount of capital expenditures will be dependent on our sourcing strategy for manufacturing capacity and the rate and pace of new technology development.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2012 was $70.4 million compared to $157.3 million in fiscal 2011. This decrease in cash used in financing activities was primarily due to decreased repayments of debt. During fiscal 2012, we purchased and retired $35.8 million original principal amount of our 2012 Notes. Also during fiscal 2012, the remaining balance of our asset-based equipment term loan (consisting of a balloon payment of $3.0 million, plus $0.9 million of principal and interest payments) was paid with cash on hand. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of the 2012 Notes for $134.6 million, we repaid the $12.9 million balance of a “no net cost” loan (see Note 6 to the Consolidated Financial Statements) and we paid the remaining $10.0 million balance of our 2010 Notes when they matured on July 1, 2010. During fiscal 2012, cash used in financing activities increased due to the purchase and retirement of 4.9 million shares of common stock for approximately $30.4 million (including transaction costs) compared to the repurchase of 1.7 million shares of our common stock for $12.6 million in fiscal 2011.

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

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2012, 2011 and 2010. Our financial results in fiscal 2013 could be adversely affected by wage and commodity price inflation (including precious metals).

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than			More than
	Payments	1 year	1-3 years	3-5 years	5 years
Capital commitments	$4,377	$4,377	$—	$—	$—
Capital leases	237	73	146	18	—
Operating leases	31,572	9,633	11,722	5,817	4,400
Convertible debt (including interest) *	164,853	27,928	136,925	—	—
Other debt (including interest)	6,371	6,371	—	—	—
Purchase obligations	84,966	75,667	9,261	38	—

Total	$292,376	$124,049	$158,054	$5,873	$4,400

*	The 2012 Notes and 2014 Notes have a remaining principal balance of $26.5 million and $134.9 million, respectively, as of March 31, 2012. The 2012 Notes were subsequently retired on April 15, 2012.

Capital Commitments

On March 31, 2012, we had short-term capital commitments of approximately $4.4 million, primarily for increasing test capacity, as well as for equipment replacements, equipment for process improvements and general corporate requirements.

Capital Leases

We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of March 31, 2012. Equipment under capital lease arrangements is included in property and equipment and has a net cost of $0.3 million and $0.4 million as of March 31, 2012 and April 2, 2011, respectively.

Operating Leases

We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The remaining terms of these operating leases range from approximately one year to 11 years. Several have renewal options of up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 31, 2012, the total future minimum lease payments were approximately $31.3 million related to facility operating leases and approximately $0.2 million related to equipment operating leases.

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

During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. During fiscal 2010, we purchased and retired $2.3 million aggregate principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.4 million plus interest of $0.1 million was paid with cash on hand.

In fiscal 2010, we purchased and retired $7.8 million aggregate principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.

As of March 31, 2012, the 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $26.5 million, compared to a carrying value of $26.4 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million.

As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.

The indentures governing our 2012 Notes and our 2014 Notes contain certain non-financial covenants, and as of March 31, 2012, we were in compliance with these covenants.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. During fiscal years 2009 and 2010, the Company purchased and retired $23.0 million and $197.0 million, respectively, of the original principal amount of the 2010 Notes. In fiscal 2011, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.

Other Debt

During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China. As of March 31, 2012, the remaining balance of the loan was equivalent to approximately $6.3 million (with the amount fluctuating based on currency rates), which was subsequently repaid at maturity in April 2012 with cash on hand. The proceeds were used for the expansion of our internal assembly facility. Interest was calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and was payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 6.9% effective as of July 7, 2011, which was the most recent published rate available as of March 31, 2012). We received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility, which offset the amount of monthly interest expense for the first two years of the loan.

During fiscal 2007, we entered into a $25.0 million asset-based financing equipment term loan. In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.

Purchase Obligations

As of March 31, 2012, we had contractual obligations for the purchase of goods or services totaling approximately $85.0 million.

Other Contractual Obligations

As of March 31, 2012, in addition to the amounts shown in the Contractual Obligations table above, we have $31.7 million of unrecognized income tax benefits, of which $9.1 million have been recorded as liabilities. We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report, we have an unfunded pension plan in Germany with a benefit obligation of approximately $4.1 million as of March 31, 2012. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.1 million in fiscal 2012 and are expected to be less than $0.1 million in fiscal 2013.

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

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had a 1% or lower impact on margins in fiscal years 2012, 2011 and 2010.

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

Goodwill

We have determined that our reporting units as of fiscal 2012 are CPG, MPG and CSG for purposes of allocating and testing goodwill. In evaluating our reporting units we first consider our operating segments and related components in accordance with FASB guidance. Goodwill is allocated to our reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 31, 2012, our goodwill balance of $95.6 million is allocated solely to our MPG reporting unit.

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

We have historically used both the income and market approaches to estimate the fair value of our reporting units. The income approach involves discounting future estimated cash flows. The sum of the reporting unit cash flow projections is compared to our market capitalization in a discounted cash flow framework to calculate an overall implied internal rate of return (or discount rate) for the Company. Our market capitalization is adjusted to a control basis assuming a reasonable control premium, which results in an implied discount rate. This implied discount rate serves as a baseline for estimating the specific discount rate for each reporting unit.

The discount rate used is the value-weighted average of our estimated cost of equity and debt (or cost of capital) derived using both known and estimated customary market metrics. Our weighted average cost of capital is adjusted for each reporting unit to reflect a risk factor, if necessary, for each reporting unit. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. We believe the income approach is appropriate because it provides a fair value estimate based upon the respective reporting unit’s expected long-term operations and cash flow performance.

In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. We believe the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to our reporting units. We weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as our reporting units. Our methodologies used for valuing the invested capital of its reporting units during fiscal 2012 have not changed as compared to fiscal years 2011 and 2010.

If the fair value of the reporting unit is determined to be less than the carrying value, we perform a step-two analysis in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. For purposes of determining the implied fair value of goodwill, the income tax basis of a reporting unit’s assets and liabilities implicit in the tax structure is assumed in the estimation of fair value of the reporting unit in step-one.

We conduct our annual goodwill impairment test on the first day of the fourth quarter in each fiscal year, and did so in fiscal years 2012, 2011 and 2010 without a need to expand the impairment test to step-two.

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

For fiscal years 2012, 2011 and 2010, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 19.0% (2012), 16.5% (2011) and 16.0% (2010) and a long-term growth rate of 4% for the MPG reporting unit. We considered historical rates, current market conditions, our financial projections, and expectations for the long-term growth rate of the industry and inflation when determining the discount and growth rates used in our analysis. A one percentage point decrease in the discount rate would have increased the fair value of the MPG reporting unit by approximately $31.0 million, while a one percentage point increase in the discount rate would have decreased the fair value of the MPG reporting unit by approximately $27.0 million. A one percentage point decrease in the long-term growth rate would have decreased the fair value of the MPG reporting unit by approximately $10.0 million, while a one percentage point increase in the long-term growth rate would have increased the fair value of the MPG reporting unit by approximately $11.0 million. The results of this sensitivity analysis would not have changed our goodwill impairment assessment as the fair value of the MPG reporting unit significantly exceeded the carrying value.

Intangible Assets

Intangible assets are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. Intangible assets consist primarily of technology licenses, customer relationships and acquired product technology resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately 6 to 15 years. Acquired product technology and customer relationships are also amortized on a straight-line basis over the estimated useful life, ranging from 4 to 10 years.

We regularly review identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.

The value of acquired in-process research and development is determined by estimating the costs to develop the purchased in-process research and development into a commercially viable product, estimating the resulting cash flows from the sale of the products resulting from the completion of the in-process research and development and discounting the net cash flows using an appropriate discount rate, net of returns on contributory assets. For acquisitions prior to fiscal 2010, acquired in-process research and development with no future alternative use was expensed at the acquisition date. For subsequent acquisitions, acquired in-process research and development with no future alternative use is capitalized in accordance with FASB ASC Topic 805, “Business Combinations.”

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

Share-Based Compensation. FASB ASC Topic 718 requires all share-based payments, including grants of stock options and restricted stock units, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-

Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of FASB ASC Topic 718, but the fair values generated by the model may not be indicative of the actual fair values of our share-based awards as this model does not consider certain factors important to share-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

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

Forfeitures

The amount of share-based compensation expense in fiscal years 2012, 2011 and 2010 was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our share-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Share-based compensation expense recognized in our financial statements in fiscal years 2012, 2011 and 2010 is based on awards that are ultimately expected to vest.

Income Taxes. In determining income for financial statement purposes, we must make certain estimates and judgments in the calculation of tax expense, the resultant tax liabilities, and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense.

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding realizability. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made. See Note 10 to the Consolidated Financial Statements for additional information regarding changes during fiscal years 2011 and 2012 in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not that a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in net income in the period when such determinations are made. See Note 10 to the Consolidated Financial Statements for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). For assets and liabilities categorized as Level 3 and recognized at fair value, ASU 2011-04 requires disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, ASU 2011-04 requires that we disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. We adopted the new standard in the fourth quarter of fiscal 2012. Other than requiring additional disclosures, the adoption of ASU 2011-04 did not significantly impact our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this guidance in the first quarter of fiscal 2013. We do not expect ASU 2011-08 to have a material effect on our financial position, results of operations or financial statement disclosures as the value of goodwill will not be affected by the adoption of this standard.

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

Interest Rates

We are exposed to interest rate risk primarily from our investments in available-for-sale securities. In accordance with an investment policy approved by the Audit Committee of our Board of Directors, our available-for-sale securities are predominantly comprised of U.S. government/agency securities. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. As a result of this monitoring and recent volatility of the financial markets, the Audit Committee adopted a more conservative investment strategy, and we are currently investing in lower risk and consequently lower interest-bearing investments. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change unfavorably.

At March 31, 2012, we held available-for-sale investments with an estimated fair value of $219.3 million. We do not purchase financial instruments for trading or speculative purposes. Our investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. Our investments earned an average annual interest rate of approximately 0.1% in fiscal 2012 or approximately $0.2 million in interest income. In fiscal 2011, our investments earned an average annual interest rate of approximately 0.3% or approximately $0.5 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.

Debt and Capital Lease Obligations

Convertible Debt

In April 2007, we issued $200 million aggregate principal amount of 0.75% convertible subordinated notes due on April 15, 2012 (the “2012 Notes”) and $175 million aggregate principal amount of 1.00% convertible subordinated notes due on April 15, 2014 (the “2014 Notes”). The net proceeds of the offering were approximately $366.2 million after payment of the underwriting discount and expenses of the offering totaling approximately $8.8 million, which are being amortized as interest expense over the term of the two series of notes based on the effective interest method. Interest on both series of the notes is payable in cash semiannually in arrears on April 15 and October 15 of each year, and we began paying interest on October 15, 2007.

During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. During fiscal 2010, we purchased and retired $2.3 million aggregate principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.4 million plus interest of $0.1 million was paid with cash on hand.

In fiscal 2010, we purchased and retired $7.8 million aggregate principal amount of the 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. During fiscal years 2009 and 2010, the Company purchased and retired $23.0 million and $197.0 million, respectively, of the original principal amount of the 2010 Notes. In fiscal 2011, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.

Because our convertible subordinated notes have fixed interest rates, we do not have significant interest rate exposure on our long-term debt. However, the fair value of the convertible subordinated notes is subject to significant fluctuations due to their convertibility into shares of our common stock and other market conditions. The fair value of these convertible subordinated notes is also sensitive to fluctuations in the general level of U.S. interest rates. As of March 31, 2012, the 2012 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market of $26.5 million, compared to a carrying value of $26.4 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.

Other Debt

During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China. As of March 31, 2012, the remaining balance of the loan was the equivalent to approximately $6.3 million (with the amount fluctuating based on currency rates), which was subsequently repaid at maturity in April 2012 with cash on hand. The proceeds were used for the expansion of our internal assembly facility. Interest was calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and was payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 6.9% effective as of July 7, 2011, which was the most recent published rate available as of March 31, 2012). We received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of our China facility. This incentive offset the amount of monthly interest expense for the first two years of the loan, minimizing our interest rate exposure.

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

Capital Lease Obligations

We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and interest expense were immaterial as of March 31, 2012, resulting in limited interest rate exposure.

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

For fiscal 2012, we incurred a foreign currency gain of $0.9 million compared to a foreign currency gain of $2.1 million in fiscal 2011, which is recorded in “other income (expense).” The $1.2 million decrease in foreign currency gain for fiscal 2012 as compared to fiscal 2011, was driven by the changes in the local currency denominated balance sheet accounts as well as the depreciation of the U.S. dollar against the Renminbi.

Our financial instrument holdings, including foreign receivables, cash, payables and debt at March 31, 2012, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. dollar would not have an effect on other currencies’ rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $4.4 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $3.6 million.

Commodity Prices

We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. In fiscal 2012, the price of gold continued to increase, and certain of our supply chain partners assessed surcharges to compensate for the resultant increase in manufacturing costs. We are currently developing technology that would replace gold with lower-cost materials to reduce this exposure. We also have an active reclamation process to capture any unused gold. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RF Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31, 2012	April 2, 2011
Assets
Current assets:
Cash and cash equivalents	$135,524	$131,760
Restricted cash	15	422
Short-term investments (Notes 1 & 3)	164,863	159,881
Accounts receivable, less allowance of $353 and $800 as of March 31, 2012 and April 2, 2011, respectively	100,446	120,375
Inventories (Notes 1 & 4)	130,372	149,813
Prepaid expenses	11,974	6,960
Other receivables (Note 1)	14,877	10,218
Other current assets (Note 10)	11,296	20,730

Total current assets	569,367	600,159

Property and equipment:
Land	3,706	3,706
Building	92,564	91,383
Machinery and equipment	562,864	528,334
Leasehold improvements	79,282	78,783
Furniture and fixtures	11,163	11,316
Computer equipment and software	34,304	32,836

	783,883	746,358
Less accumulated depreciation	(594,286)	(541,318)

	189,597	205,040
Construction in progress	8,324	4,438

Total property and equipment, net	197,921	209,478
Goodwill (Notes 1 & 5)	95,628	95,628
Intangible assets, net (Notes 1 & 5)	65,141	83,685
Long-term investments (Notes 1 & 3)	4,325	2,694
Other non-current assets (Notes 1 & 10)	32,202	33,749

Total assets	$964,584	$1,025,393

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31, 2012	April 2, 2011
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$68,382	$89,490
Accrued liabilities	42,198	41,483
Current portion of long term debt, net of unamortized discount (Note 6)	32,759	3,852
Other current liabilities (Notes 8 & 10)	4,846	112

Total current liabilities	148,185	134,937

Long-term debt, net of unamortized discount (Note 6)	118,949	177,343
Other long-term liabilities (Notes 7, 8, 9 & 10)	25,119	36,758

Total liabilities	292,253	349,038
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 276,992 and 275,376 shares issued and outstanding at March 31, 2012 and April 2, 2011, respectively	938,014	966,764
Additional paid-in capital	301,387	276,964
Accumulated other comprehensive (loss) income, net of tax	(161)	393
Accumulated deficit	(566,909)	(567,766)

Total shareholders’ equity	672,331	676,355

Total liabilities and shareholders’ equity	$964,584	$1,025,393

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010
Revenue	$871,352	$1,051,756	$978,393
Cost of goods sold	582,586	662,085	623,224

Gross profit	288,766	389,671	355,169

Operating expenses:
Research and development	151,697	141,097	138,960
Marketing and selling	63,217	59,470	56,592
General and administrative	50,107	48,003	48,316
Other operating (income) expense (Note 9)	(898)	1,582	4,895

Total operating expenses	264,123	250,152	248,763

Income from operations	24,643	139,519	106,406

Interest expense	(10,997)	(17,140)	(23,997)
Interest income	468	787	1,291
(Loss) gain on retirement of convertible subordinated notes (Note 6)	(908)	(2,412)	1,540
Other income (expense)	2,422	2,751	(406)

Income before income taxes	$15,628	$123,505	$84,834

Income tax (expense) benefit (Note 10)	(14,771)	1,053	(13,815)

Net income	$857	$124,558	$71,019

Net income per share (Note 11):
Basic	$0.00	$0.46	$0.27
Diluted	$0.00	$0.44	$0.25

Shares used in per share calculation (Note 11):
Basic	276,289	272,575	267,349

Diluted	282,576	280,394	289,429

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total
Balance, March 28, 2009	264,035	$958,742	$236,394	$169	$(763,343)	$431,962
Comprehensive income:
Net income	—	—	—	—	71,019	71,019
Unrealized loss on marketable securities, net of tax	—	—	—	(50)	—	(50)
Change in pension liability, net of tax	—	—	—	(123)	—	(123)
Foreign currency translation adjustment	—	—	—	79	—	79

Total comprehensive income						70,925

Repurchase of convertible subordinated notes, net of tax	—	—	(540)	—	—	(540)
Exercise of stock options and vesting of restricted stock units	4,132	161	—	—	—	161
Issuance of common stock in connection with employee stock purchase plan	939	2,313	—	—	—	2,313
Share-based compensation expense	—	—	25,263	—	—	25,263

Balance, April 3, 2010	269,106	$961,216	$261,117	$75	$(692,324)	$530,084

Comprehensive income:
Net income	—	—	—	—	124,558	124,558
Unrealized gain on marketable securities, net of tax	—	—	—	42	—	42
Change in pension liability, net of tax	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	210	—	210

Total comprehensive income						124,876

Repurchase of convertible subordinated notes, net of tax	—	—	(9,579)	—	—	(9,579)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	7,225	14,699	—	—	—	14,699
Issuance of common stock in connection with employee stock purchase plan	742	3,501	—	—	—	3,501
Repurchase of common stock, including transaction costs	(1,697)	(12,652)	—	—	—	(12,652)
Share-based compensation expense	—	—	25,426	—	—	25,426

Balance, April 2, 2011	275,376	$966,764	$276,964	$393	$(567,766)	$676,355

Comprehensive income:
Net income	—	—	—	—	857	857
Unrealized loss on marketable securities, net of tax	—	—	—	(68)	—	(68)
Change in pension liability, net of tax	—	—	—	(519)	—	(519)
Foreign currency translation adjustment	—	—	—	33	—	33

Total comprehensive income						303

Repurchase of convertible subordinated notes, net of tax	—	—	(1,777)	—	—	(1,777)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	5,699	(2,232)	—	—	—	(2,232)
Issuance of common stock in connection with employee stock purchase plan	820	3,855	—	—	—	3,855
Repurchase of common stock, including transaction costs	(4,903)	(30,373)	—	—		(30,373)
Share-based compensation expense	—	—	26,200	—	—	26,200

Balance, March 31, 2012	276,992	$938,014	$301,387	$(161)	$(566,909)	$672,331

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year
	2012	2011	2010
Cash flows from operating activities:
Net income	$857	$124,558	$71,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,949	63,093	72,333
Intangible amortization	18,390	18,457	19,020
Non-cash interest expense and amortization of debt issuance costs	9,378	13,875	17,634
Investment discount amortization, net	(219)	(272)	(271)
Excess tax benefit from exercises of stock options	—	(111)	—
Deferred income taxes	4,283	(21,633)	(2,426)
Foreign currency adjustments	(507)	(1,181)	423
Asset impairments (including restructuring impairments)	154	139	2,255
Loss (gain) on retirement of convertible subordinated notes	908	2,412	(1,540)
Income from equity investment	(1,631)	(544)	—
(Gain) loss on assets and other, net	(1,410)	15	287
Share-based compensation expense	26,174	25,353	25,632
Changes in operating assets and liabilities:
Accounts receivable, net	19,847	(12,086)	(17,905)
Inventories	19,466	(27,161)	(8,574)
Prepaid expense and other current and non-current assets	(11,321)	23,864	(24,714)
Accounts payable	(21,375)	6,736	35,257
Accrued liabilities	1,399	(947)	(1,522)
Income tax payable/recoverable	6,178	(118)	5,481
Other liabilities	(4,307)	(1,062)	(6,731)

Net cash provided by operating activities	124,213	213,387	185,658

Investing activities:
Purchase of securities available-for-sale	(205,849)	(287,617)	(387,895)
Proceeds from maturities of securities available-for-sale	201,001	282,523	346,762
Proceeds from sales of trading securities	—	—	950
Purchase of property and equipment	(46,051)	(25,714)	(8,445)
Purchase of intangibles	—	—	(279)
Proceeds from sale of property and equipment	984	599	2,712

Net cash used in investing activities	(49,915)	(30,209)	(46,195)

RF Micro Devices, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year
	2012	2011	2010
Financing activities:
Payment of debt	(41,853)	(149,669)	(208,403)
Excess tax benefit from exercises of stock options	—	111	—
Payments of no net cost loan	—	(12,900)	(600)
Proceeds from the issuance of common stock	11,285	20,728	2,474
Repurchase of common stock, including transaction costs	(30,373)	(12,652)	—
Tax withholding paid on behalf of employees for restricted stock units	(9,658)	(2,528)	—
Restricted cash associated with financing activities	267	(341)	(517)
Repayment of capital lease obligations	(57)	(97)	(155)

Net cash used in financing activities	(70,389)	(157,348)	(207,201)

Net increase (decrease) in cash and cash equivalents	3,909	25,830	(67,738)
Cash and cash equivalents at the beginning of the period	131,760	104,778	172,989
Effect of exchange rate changes on cash	(145)	1,152	(473)

Cash and cash equivalents at the end of the period	$135,524	$131,760	$104,778

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,315	$3,307	$6,886

Cash paid during the year for income taxes	$14,554	$21,427	$20,219

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

RF Micro Devices, Inc. (the Company) was incorporated under the laws of the State of North Carolina in 1991. The Company is a recognized global leader in the design and manufacture of high-performance radio frequency (RF) components and compound semiconductor technologies. The Company’s products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.

The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which are accessed through both internal and external resources. The Company is a leading manufacturer of gallium-based (including gallium arsenide, (GaAs), aluminum gallium arsenide (AlGaAs), indium gallium phosphide (InGaP)) and gallium nitride (GaN) compound semiconductors for RF applications. The Company sources silicon-based technologies and a small percentage of GaAs through external foundries. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for performance and cost in order to best meet customers’ performance, cost and time-to-market requirements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the consolidated statement of cash flows for fiscal 2010 have been reclassified among operating activities to conform to the presentation of the consolidated statement of cash flows for fiscal 2012.

The Company acquired an immaterial investment in a privately-held company in fiscal 2008 and accounted for it under the cost method. During the third quarter of fiscal 2011, this company was recapitalized and restructured, which increased RFMD’s ownership in this company. As a result, the Company adopted and applied the equity method of accounting to this investment retroactively pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323, “Investments-Equity Method and Joint Ventures,” (“ASC 323”). The cumulative effect of this accounting change was immaterial to prior fiscal years and was recorded as an equity investment in fiscal 2011. As of March 31, 2012 and April 2, 2011, the equity investment is approximately $2.2 million and approximately $0.5 million, respectively. In addition, the equity investment increased net income by approximately $1.6 million and $0.5 million for fiscal years 2012 and 2011, respectively. The investment is recorded in “long-term investments” in the consolidated balance sheet as of March 31, 2012.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 31, 2012, April 2, 2011, and April 3, 2010. Fiscal years 2012 and 2011 were 52-week years and fiscal 2010 was a 53-week year.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 31, 2012 and April 2, 2011. See Note 3 to the Consolidated Financial Statements for a discussion of the fair value of our investments and other financial instruments and see Note 6 to the Consolidated Financial Statements for a discussion of the fair value of our debt instruments.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results that we experience may differ materially from our estimates. The Company makes estimates for the returns reserve, rebates, allowance for doubtful accounts, inventory valuation including reserves, warranty reserves, income tax valuation, current and deferred income taxes, uncertain tax positions, non-marketable equity investments, other-than-temporary impairments of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and expected future conditions. Accounting estimates require difficult and subjective judgments and actual results may differ from the Company’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly liquid investments with original maturities of three months or less when purchased.

Investments

Investments are accounted for in accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities.”

Available-for-Sale Investments

Investments available-for-sale at March 31, 2012, and April 2, 2011, consisted of U.S. government/agency securities and auction rate securities (ARS). Available-for-sale debt investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale debt investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “other income (expense).” The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts and is included as a portion of interest.

The Company assesses individual investments for impairment quarterly. Investments are impaired when the fair value is less than the amortized cost. If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary. A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss). Other-than-temporary declines in the Company’s debt securities are recognized as a loss in the statement of income if due to credit loss; all other losses on debt securities are recorded in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Trading Securities

As of April 3, 2010, the Company held Level 3 ARS trading securities, which were recorded as “restricted trading security investments” on its consolidated balance sheet. These Level 3 ARS were settled during fiscal 2011 (see Note 3 to the Consolidated Financial Statements for further details on the settlement). Cash flows from purchases, sales, and maturities of trading securities are classified based on the nature and purpose for which the securities were acquired, and therefore, our cash flows from trading securities are classified in the investing section of the consolidated statements of cash flows.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales as well as overall inventory risk assessments by management. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, as well as considering the historical rate of payments, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from three years to 20 years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation.

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

The Company capitalizes the portion of the interest expense related to certain assets that are not ready for their intended use and this amount is depreciated over the estimated useful lives of the qualified assets. The Company additionally records capital-related government grants earned as a reduction to property and equipment and depreciates such grants over the estimated useful lives of the associated assets.

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “other receivables.” The “other receivables” category on the Company’s consolidated balance sheets includes value added tax receivables ($12.0 million as of March 31, 2012 and $8.5 million as of April 2, 2011, which are reported on a net basis), interest receivables and other miscellaneous items.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

The value of the Company’s goodwill and purchased intangible assets could be impacted by future adverse changes such as: (i) any future declines in RFMD’s operating results, (ii) a decline in the value of technology company stocks, including the value of RFMD’s common stock, (iii) a significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in RFMD’s forecasts of future operating results.

Goodwill

The Company has determined that its reporting units as of fiscal 2012 are CPG, MPG and CSG for purposes of allocating and testing goodwill. In evaluating its reporting units, the Company first considers its operating segments and related components in accordance with FASB guidance. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 31, 2012, the Company’s goodwill balance of $95.6 million is allocated to its MPG reporting unit.

Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for potential impairment on an annual basis (on the first day of the fourth quarter in each fiscal year) or more frequently if events or circumstances indicate that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the estimated fair value of each reporting unit containing the Company’s goodwill with the related carrying amount of the reporting unit. Inherent in such fair value determinations of the Company’s reporting units are significant judgments and estimates, including assumptions about future revenue, profitability and cash flows, operational plans and interpretation of current economic indicators and market valuations.

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

In applying the market approach, valuation multiples are derived from historical and projected operating data of selected guideline companies, which are evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples are then applied to the appropriate historical and/or projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach is appropriate because it provides a fair value using multiples from companies with operations and economic characteristics similar to its reporting units. The Company has weighted the results of the income approach and the results of the market approach at 60% and 40%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting units. The Company’s methodologies used for valuing the invested capital of its reporting units during fiscal 2012 have not changed as compared to fiscal years 2011 and 2010.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

If the fair value of the reporting unit is determined to be less than the carrying value, the Company performs the required step-two analysis in order to determine the implied fair value of each reporting unit’s goodwill and determine the amount of the impairment of goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. For purposes of determining the implied fair value of goodwill, the income tax basis of a reporting unit’s assets and liabilities implicit in the tax structure is assumed in the estimation of fair value of the reporting unit in step-one.

For fiscal years 2012, 2011 and 2010, the material assumptions used for the income approach were 10 years of projected net cash flows, a discount rate of 19% (2012), 16.5% (2011) and 16.0% (2010) and a long-term growth rate of 4% for the MPG reporting unit. The Company considered historical rates, current market conditions, its financial projections, and expectations for the long-term growth rate of the industry and inflation when determining the discount and growth rates used in its analysis.

For fiscal years 2012, 2011 and 2010, the Company performed its regularly scheduled annual impairment tests of its goodwill and concluded that goodwill was not impaired.

In the first quarter of fiscal 2013, the Company will adopt FASB ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.

Intangible Assets

Intangible assets are recorded when such assets are acquired by purchase or license. The amounts and useful lives assigned to intangible assets acquired, other than goodwill, impact the amount and timing of amortization. Intangible assets consist primarily of technology licenses, customer relationships and acquired product technology resulting from business combinations. Technology licenses are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately 6 to 15 years. Acquired product technology and customer relationships are also amortized on a straight-line basis over the estimated useful life, ranging from 4 to 10 years.

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

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company’s net revenue is generated principally from sales of semiconductor products. The Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed or determinable, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Sales of products are generally made through either the Company’s sales force, manufacturers’ representatives or through a distribution network. Revenue from the majority of the Company’s semiconductor products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. The Company has limited rebate programs offering price protection to certain distributors. These rebates represent less than 2% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. Reductions in revenue are recorded during the period in which the revenue related to those rebate agreements is recognized.

The Company also recognizes a portion of its net revenue through other agreements such as non-recurring engineering fees and cost-plus contracts for research and development work, royalty income and license fees for its intellectual property and service revenue. These agreements are collectively less than 3% of consolidated revenue on an annual basis. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones, as provided for in the agreements. Revenue from cost plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period. The Company additionally licenses its rights to use portions of its intellectual property portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. License fee revenue recognition is dependent on the terms of each license agreement, which typically include license fees in one or more installments. The Company will recognize license fee revenue (i) upon delivery of the intellectual property and (ii) if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of licensing fees where future performance obligations are required to earn the fee or the fees are not guaranteed. Revenue from services related to manufacturing is recognized during the period that the service is performed.

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

The Company’s terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. Reserves are adjusted to reflect changes in the estimated returns versus the original sale of product.

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

Advertising Costs

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.3 million, $0.3 million, and $0.4 million for fiscal years 2012, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting and tax basis of assets and liabilities and for tax carryforwards. Deferred tax assets and liabilities are measured using the enacted statutory tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets to the extent the Company determines it is more likely than not (a likelihood of more than 50 percent) that some portion or all of its deferred tax assets will not be realized.

A minimum recognition threshold is required to be met before the Company recognizes the benefit of an income tax position in its financial statements. The Company’s policy is to recognize accrued interest and penalties, if incurred, on any unrecognized tax benefits as a component of income tax expense.

It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. Accordingly, the Company does not provide an allowance for U.S. income taxes on unremitted foreign earnings.

Share-Based Compensation

Under FASB ASC Topic 718, “Compensation – Stock Compensation” (FASB ASC Topic 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee’s requisite service period.

As of March 31, 2012, total remaining unearned compensation cost related to nonvested restricted stock units and options was $30.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.1 years.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” The functional currency for most of the Company’s international operations is the U.S. dollar. The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of “accumulated other comprehensive (loss) income” within “shareholders’ equity” in the consolidated balance sheets. Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in “other income (expense)” in the consolidated statements of income.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). For assets and liabilities categorized as Level 3 and recognized at fair value, ASU 2011-04 requires disclosure of quantitative information about unobservable inputs, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. In addition, ASU 2011-04 requires that the Company disclose the level in the fair value hierarchy for financial instruments disclosed at fair value but not recorded at fair value. The Company adopted the new standard in the fourth quarter of fiscal 2012. Other than requiring additional disclosures, the adoption of ASU 2011-04 did not significantly impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. The Company does not expect ASU 2011-08 to have a material effect on the Company’s financial position, results of operations or financial statement disclosures as the value of goodwill will not be affected by the adoption of this standard.

2. CONCENTRATIONS OF CREDIT RISK

The Company’s principal financial instrument subject to potential concentration of credit risk is accounts receivable, which is unsecured. The Company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk and it believes that credit risks are moderated by the financial stability of its major customers, conservative payment terms and the Company’s strict credit policies.

Revenue from significant customers, those representing 10% or more of total sales for the respective periods, is summarized as follows:

	Fiscal Year
	2012	2011	2010
Customer 1	14%	39%	55%
Customer 2	22%	N/A	N/A

The majority of the revenue from these customers was from the sale of the Company’s CPG products.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. CONCENTRATIONS OF CREDIT RISK (continued)

Customers 1 and 2 collectively accounted for approximately 28% of the Company’s total accounts receivable balance as of March 31, 2012. Customer 1 accounted for approximately 37% and 47% of the Company’s total accounts receivable balance as of April 2, 2011 and April 3, 2010, respectively.

3. INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of available-for-sale securities as of March 31, 2012 and April 2, 2011 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012
U.S. government/agency securities	$195,901	$—	$(39)	$195,862
Auction rate securities	2,150	—	—	2,150
Money market funds	21,314	—	—	21,314

	$219,365	$—	$(39)	$219,326

April 2, 2011
U.S. government/agency securities	$159,837	$44	$—	$159,881
Auction rate securities	2,150	—	—	2,150
Money market funds	31,748	—	—	31,748

	$193,735	$44	$—	$193,779

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 31, 2012 and April 2, 2011. We determine the cost of an investment sold based on the specific identification method.

In fiscal year 2012 there were no gross realized gains or losses recognized on available-for-sale securities. In fiscal year 2011, the gross realized gains and losses recognized on available-for-sale securities were insignificant.

The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months as of March 31, 2012 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $86.9 million. No available-for-sale investments were in a continuous unrealized loss position as of April 2, 2011. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of March 31, 2012 and as of April 2, 2011.

The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	March 31, 2012		April 2, 2011
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$217,215	$217,176	$191,585	$191,629
Due after ten years	2,150	2,150	2,150	2,150

Total investments in debt securities	$219,365	$219,326	$193,735	$193,779

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of March 31, 2012 and April 2, 2011 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
U.S. government/agency securities	$195,862	$195,862	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	21,314	21,314	—	—

	$219,326	$217,176	$2,150	$—

April 2, 2011
U.S. government/agency securities	$159,881	$159,881	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	31,748	31,748	—	—

	$193,779	$191,629	$2,150	$—

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets and property and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during fiscal years 2012 and 2011. The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company’s historical experience.

Financial Instruments Not Recorded at Fair Value

For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Consolidated Financial Statements. The fair values of the Company’s convertible subordinated notes are measured using a Level 1 valuation technique, which are obtained from the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market. See Note 6 to the Consolidated Financial Statements for the fair value disclosure of the Company’s convertible subordinated notes.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	Fiscal Year
	2012	2011
Raw materials	$34,426	$35,851
Work in process	49,476	53,219
Finished goods	46,470	60,743

Total inventories	$130,372	$149,813

5. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill balance was $95.6 million ($715.2 million gross goodwill less $619.6 million accumulated impairment losses) as of March 31, 2012 and April 2, 2011. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 31, 2012 and April 2, 2011, the Company’s goodwill balance of $95.6 million was allocated to its MPG reporting unit. The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year at its reporting unit level (CPG, MPG and CSG) and based on the Company’s fiscal 2012 and fiscal 2011 annual impairment reviews of goodwill, no impairment was indicated, as the estimated fair value of MPG exceeded its carrying value. The Company’s methodologies used for valuing goodwill during fiscal 2012 have not changed from fiscal 2011 or fiscal 2010.

As of March 31, 2012, approximately $4.6 million of net goodwill related to the 2008 acquisition of Sirenza is expected to be deductible for income tax purposes in future periods.

The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 31, 2012		April 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Technology licenses	$10,346	$9,567	$10,596	$9,067
Customer relationships	45,703	17,170	43,100	10,287
Acquired product technology	82,963	47,134	85,566	36,223

Total	$139,012	$73,871	$139,262	$55,577

Intangible asset amortization expense was $18.4 million, $18.5 million and $19.0 million in fiscal years 2012, 2011 and 2010, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year Ending	Estimated Amortization Expense
2013	$18,270
2014	17,942
2015	13,236
2016	4,280
2017	4,280

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. DEBT

Debt at March 31, 2012 and April 2, 2011 is as follows (in thousands):

	March 31, 2012	April 2, 2011
Convertible subordinated notes due 2012, net of discount	$26,411	$58,317
Convertible subordinated notes due 2014, net of discount	118,949	111,992
Bank loan	6,348	7,034
Equipment term loan, net of discount	—	3,852

Total debt	151,708	181,195
Less current portion	32,759	3,852

Total long-term debt	$118,949	$177,343

Aggregate debt maturities as of March 31, 2012, are as follows (in thousands):

Fiscal Years
2013	$32,759
2014	—
2015	118,949
2016	—
2017	—
2018 and thereafter	—

Total	$151,708

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

Interest on both series of the Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year. The 2012 Notes mature on April 15, 2012, and the 2014 Notes mature on April 15, 2014. The Company’s 2012 Notes are reflected in “current portion of long-term debt” on the Condensed Consolidated Balance Sheet. The Notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company’s existing and future senior debt. The Notes effectively are subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.

Holders may convert either series of the Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (i) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (ii) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (iii) if certain specified distributions to all holders of the Company’s common stock occur; (iv) if a fundamental change occurs; or (v) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. DEBT (continued)

lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000. The maximum number of shares issuable upon conversion of the 2012 Notes and 2014 Notes as of March 31, 2012 is approximately 15.6 million shares (excluding an aggregate of $213.6 million principal amount of the 2012 Notes and 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

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

During fiscal 2012, the Company purchased and retired $35.8 million aggregate principal amount of its 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million. During fiscal 2011, the Company purchased and retired $135.5 million aggregate principal amount of its 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. During fiscal 2010, the Company purchased and retired $2.3 million aggregate principal amount of the 2012 Notes at an average price of $78.56, which resulted in a gain of approximately $0.3 million. The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.4 million plus interest of $0.1 million was paid with cash on hand.

During fiscal 2010, the Company purchased and retired $7.8 million aggregate principal amount of its 2014 Notes at an average price of $61.55, which resulted in a gain of approximately $1.6 million.

As of March 31, 2012, the 2012 Notes had a fair value on the PORTAL Market of $26.5 million, compared to a carrying value of $26.4 million. As of April 2, 2011, the 2012 Notes had a fair value on the PORTAL Market of $66.1 million, compared to a carrying value of $58.3 million.

As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million. As of April 2, 2011, the 2014 Notes had a fair value on the PORTAL Market of $145.0 million, compared to a carrying value of $112.0 million.

The following tables provide additional information about the Notes, which are subject to FASB ASC Topic 470-20, “Debt with Conversion and Other Options” (FASB ASC Topic 470-20) (in thousands):

	2012 Notes		2014 Notes
	2012	2011	2012	2011
Carrying amount of the equity component (additional paid-in capital)	$19,954	$21,731	$34,492	$34,492

Principal amount of the convertible subordinated notes	26,480	62,248	134,901	134,901
Unamortized discount of the liability component	(69)	(3,931)	(15,952)	(22,909)

Net carrying amount of liability component	$26,411	$58,317	$118,949	$111,992

	2012 Notes			2014 Notes
	2012	2011	2010	2012	2011	2010
Effective interest rate on liability component	7.3%	7.3%	7.3%	7.2%	7.2%	7.2%
Cash interest expense recognized	$285	$940	$1,507	$1,342	$1,345	$1,378
Non-cash interest expense recognized (discount amortization)	$2,372	$7,282	$10,901	$6,958	$6,493	$6,184

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. DEBT (continued)

As of March 31, 2012, the remaining period over which the unamortized discount will be amortized for the 2012 Notes and 2014 Notes is less than 1 month and 2 years, respectively. As of March 31, 2012, the if-converted value of the Notes did not exceed the principal amount of either the 2012 Notes or the 2014 Notes.

In accordance with FASB ASC Topic 470-20, the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

During fiscal 2004, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010 (the “2010 Notes”). During fiscal years 2009 and 2010, the Company purchased and retired $23.0 million and $197.0 million, respectively, of the original principal amount of the 2010 Notes. In fiscal 2011, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.

No Net Cost Credit Line

In November 2008, the Company entered into an agreement with the securities firm that held the Company’s Level 3 auction rate securities (“ARS”) under which the securities firm gave the Company the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012. As part of the agreement, the Company executed on a “no net cost” credit line option (Credit Line Agreement), which means that the interest that the Company owed on the credit line obligation would not exceed the interest that the Company receives on its Level 3 ARS, which were pledged as first priority collateral for this loan. Pursuant to the terms and conditions of the Credit Line Agreement, the Company borrowed up to 75% of the market value of its outstanding Level 3 ARS. In fiscal 2011, the Company executed on its right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. The “no net cost” loan was repaid in fiscal 2011 with a portion of the proceeds from the sale.

Other Debt

During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China. As of March 31, 2012, the remaining balance of the loan was equivalent to approximately $6.3 million (with the amount fluctuating based on currency rates) and was reflected in “current portion of long-term debt” on the Consolidated Balance Sheet. In April 2012, this loan was repaid at maturity with cash on hand. The proceeds were used for the expansion of the Company’s internal assembly facility. Interest was calculated at 95% of the People’s Bank of China benchmark interest rate at the end of each month and was payable on the twentieth day of the last month of each quarter (the People’s Bank of China benchmark interest rate for a three- to five-year loan was 6.9% effective as of July 7, 2011, which was the most recent published rate available as of March 31, 2012). The Company received a cash incentive from the Beijing Municipal Bureau of Industrial Development in support of the expansion of its China facility, which offset the amount of monthly interest expense for the first two years of the loan.

During fiscal 2007, the Company entered into a $25.0 million asset-based financing equipment term loan. In the first quarter of fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.

7. RETIREMENT BENEFIT PLANS

U.S. Defined Contribution Plan

Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations).

Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of two continuous years of service. The Company

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. RETIREMENT BENEFIT PLANS (continued)

contributed $4.0 million, $3.8 million and $0.9 million to the plan during fiscal years 2012, 2011 and 2010, respectively. The Company decreased contributions to the 401(k) plan in fiscal 2010 due to the adverse macroeconomic business environment. On January 1, 2010, as a result of the Company’s improved financial performance, the Company resumed and increased its potential maximum contributions to the 401(k) plan.

Germany Defined Benefit Pension Plan

The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany. The plan is unfunded with a benefit obligation of approximately $4.1 million and $3.3 million as of March 31, 2012 and April 2, 2011, respectively, which is included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheet. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of March 31, 2012, and April 2, 2011. The net periodic benefit costs were approximately $0.3 million, $0.3 million and $0.2 million for fiscal years 2012, 2011 and 2010, respectively.

European Defined Contribution Plans

Employees of the Company’s Denmark, France and U.K. subsidiaries are eligible to participate in a stakeholder pension plan immediately upon hire or after three months of service. Employees of our Finland subsidiary are eligible to participate in a government mandated pension plan immediately upon hire. An employee may invest their earnings in their respective pension plans and receive a tax benefit based upon the pension plan. The Company contributed $1.0 million, $0.8 million and $1.0 million to these pension plans during fiscal years 2012, 2011 and 2010, respectively.

Asian Defined Contribution Plans

Employees of the Company’s subsidiaries located in Taiwan, Korea and Japan are eligible to participate in a national pension plan immediately upon hire. An employee may invest their earnings in their respective national pension plans and receive a tax benefit based upon the national pension plan. Employer contributions to the plan are at the discretion of their local government regulators. The Company contributed $0.1 million to these defined contribution plans for each of the last three fiscal years.

8. COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of March 31, 2012. Equipment under capital lease arrangements is included in property and equipment and has a cost of $0.3 million and $0.4 million as of March 31, 2012 and April 2, 2011, respectively.

The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The remaining terms of these operating leases range from less than 1 year to 11 years. Several have renewal options of up to two 10-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 31, 2012, the total future minimum lease payments were approximately $31.3 million related to facility operating leases and approximately $0.2 million related to equipment operating leases.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Minimum future lease payments under non-cancelable capital and operating leases as of March 31, 2012, are as follows (in thousands):

Fiscal Years	Capital	Operating
2013	$73	$9,633
2014	73	7,198
2015	73	4,524
2016	18	3,793
2017	—	2,024
Thereafter	—	4,400

Total minimum payment	$237	$31,572

Less amounts representing interest	23

Present value of minimum lease payments	214
Less current portion	61

Obligations under capital leases, less current portion	$153

Rent expense under operating leases, including facilities and equipment, was approximately $7.4 million, $9.7 million, and $8.7 million for fiscal years 2012, 2011 and 2010, respectively. See Note 9 for information related to the lower rent expense in fiscal 2012.

Legal Matters

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made. For the matter referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed an action in the United States District Court for the Central District of California against the Company, alleging infringement of five Peregrine U.S. patents. On April 13, 2012, Peregrine filed a notice of voluntary dismissal of this Central District of California action without prejudice. On February 14, 2012, Peregrine filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to the Peregrine patents. On April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents. On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid. To date, none of the above-actions have progressed substantively, no discovery has been taken, and no formal monetary demands have been made. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced legal proceedings.

9. RESTRUCTURING

Restructuring resulting from adverse macroeconomic business environment

In fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company recorded restructuring charges in “other operating (income) expense” of approximately $(1.4) million, $0.7 million and $2.8

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. RESTRUCTURING (continued)

million in fiscal years 2012, 2011 and 2010, respectively, related to one-time employee termination benefits, impaired assets (including property, plant and equipment), and lease and other contract termination costs. The current and long-term restructuring obligations (relating primarily to lease obligations) totaling $5.7 million and $8.5 million as of March 31, 2012 and April 2, 2011, respectively, are included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheets. During fiscal 2012, the restructuring obligation and related rent expense was reduced by $1.7 million as a result of the Company utilizing one of the facilities previously exited due to a change in manufacturing operations. The remaining activity related to these obligations is primarily due to payments associated with our exited leased facilities made during 2012. As of March 31, 2012, the restructuring associated with the adverse macroeconomic business environment is substantially complete. The Company expects to record approximately $2.5 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.

Fiscal 2009 restructuring to reduce or eliminate investments in wireless systems

In fiscal 2009, the Company initiated a restructuring to reduce or eliminate its investment in wireless systems, including cellular transceivers and GPS solutions, in order to focus on RF component opportunities. Additionally, the Company consolidated its production test facilities in an effort to reduce cycle time, better serve its customer base and improve its overall profitability. The Company recorded restructuring charges in “other operating (income) expense” of less than $0.1 million in both fiscal years 2012 and 2011 and $1.0 million in fiscal 2010, related to one-time employee termination benefits, impaired assets (including property, plant and equipment) and lease and other contract termination costs. The current and long-term restructuring obligations (relating primarily to lease obligations) totaling $0.8 million and $1.1 million as of March 31, 2012 and April 2, 2011, respectively, are included in “accrued liabilities” and “other long-term liabilities” in the consolidated balance sheets. The activity related to these obligations is primarily due to payments associated with our exited leased facilities made during 2012. As of March 31, 2012, the restructuring to reduce or eliminate the Company’s investment in wireless systems is substantially complete and the Company doesn’t expect to record additional restructuring charges.

10. INCOME TAXES

Income before income taxes consists of the following components (in thousands):

	Fiscal Year
	2012	2011	2010
United States	$(45,031)	$23,955	$28,572
Foreign	60,659	99,550	56,262

Total	$15,628	$123,505	$84,834

The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Current (expense) benefit:
Federal	$1,106	$1,442	$2,125
State	73	(568)	(676)
Foreign	(11,667)	(21,454)	(17,690)

	(10,488)	(20,580)	(16,241)

Deferred (expense) benefit:
Federal	(615)	(576)	(1,344)
State	—	(54)	(72)
Foreign	(3,668)	22,263	3,842

	(4,283)	21,633	2,426

Total	$(14,771)	$1,053	$(13,815)

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. INCOME TAXES (continued)

A reconciliation of the (provision for) or benefit from income taxes to income tax (expense) or benefit computed by applying the statutory federal income tax rate to pre-tax income for fiscal years 2012, 2011 and 2010 is as follows (dollars in thousands):

	Fiscal Year
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$(5,470)	35.00%	$(43,227)	35.00%	$(29,692)	35.00%
Decrease (increase) resulting from:
State benefit (provision), net of federal (provision) benefit	849	(5.43)	(947)	0.77	1,885	(2.22)
Research and development credits	3,422	(21.90)	1,594	(1.29)	5,861	(6.91)
Effect of changes in income tax rate applied to net deferred tax assets	(1,568)	10.04	(804)	0.65	—	—
Foreign tax rate difference	7,486	(47.90)	8,198	(6.64)	8,492	(10.01)
Change in valuation allowance	(20,408)	130.58	39,295	(31.82)	2,355	(2.78)
Repurchase of convertible subordinated notes	622	(3.98)	3,353	(2.71)	—	—
Adjustments to net deferred tax assets	597	(3.82)	(3,048)	2.47	—	—
Settlement China APA and NC Audit	—	—	—	—	(3,084)	3.63
Carryback of NOL	—	—	—	—	1,909	(2.25)
Tax reserve adjustments	2,084	(13.33)	—	—	—	—
Deemed Dividend	(2,107)	13.48	—	—	—	—
Other income tax benefit (expense)	(278)	1.78	(3,361)	2.72	(1,541)	1.82

	$(14,771)	94.52%	$1,053	(0.85)%	$(13,815)	16.28%

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

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. INCOME TAXES (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2012	2011
Deferred income tax assets:
Inventory reserve	$8,421	$7,918
Basis in stock and other investments	5,539	6,158
Equity compensation	17,551	19,586
Accumulated depreciation/basis difference	39,876	38,465
Net operating loss carry-forwards	49,228	46,690
Research and other credits	54,217	48,204
Other deferred assets	10,658	12,560
Other comprehensive income	115	—

Total deferred income tax assets	185,605	179,581
Valuation allowance	(112,709)	(92,272)

Net deferred income tax asset	$72,896	$87,309

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(23,740)	$(30,300)
Convertible debt discount	(5,619)	(9,393)
Deferred gain	(6,328)	(6,341)
Other deferred liabilities	(1,193)	(1,354)
Other comprehensive income	—	(173)

Total deferred income tax liabilities	(36,880)	(47,561)

Net deferred income tax asset	$36,016	$39,748

Amounts included in consolidated balance sheets:
Current assets	$11,295	$19,255
Current liabilities	—	—
Non-current assets	27,941	31,516
Non-current liabilities	(3,220)	(11,023)

Net deferred income tax asset	$36,016	$39,748

At March 31, 2012, the Company has recorded a $112.7 million valuation allowance against the U.S. net deferred tax asset. This valuation allowance was established based upon management’s opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management’s intent to evaluate the realizability of these deferred tax assets on a quarterly basis.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. INCOME TAXES (continued)

As of the beginning of fiscal 2011, there was a $132.1 million valuation allowance which arose mainly from uncertainty related to the realizability of U.S. net deferred tax assets due to operating losses and impairment charges incurred in the third quarter of fiscal 2009 that resulted in the U.S. moving into a cumulative pre-tax loss for the most recent three-year period, U.K. net deferred tax assets acquired in connection with the Filtronic acquisition, and Shanghai, China net deferred tax assets acquired in connection with the Sirenza acquisition. The $39.8 million decrease in the valuation allowance during fiscal 2011 was comprised of a $22.8 million release of the U.K. valuation allowance related to the remaining deferred tax assets as of the end of fiscal 2011 and $17.0 million for other decreases related to changes in domestic and foreign deferred tax assets during fiscal 2011.

During fiscal 2011, all of the U.K. valuation allowance was released. The positive evidence of income being generated in the U.K. in each of the last several quarters, the scheduled completion during fiscal 2012 of the implementation of production technology to allow the U.K. facility to produce power amplifiers (PAs) in addition to switches, and future projections of continued profitability overcame any remaining negative evidence.

The $20.4 million increase in the valuation allowance during fiscal 2012 was comprised of a $1.8 million release of the Shanghai, China valuation allowance upon completing the liquidation of that legal entity and $22.2 million for other increases related to changes in domestic deferred tax assets during fiscal 2012.

As of the end of fiscal 2012, a valuation allowance remained against the deferred tax assets in the U.S. as the negative evidence of cumulative pre-tax losses for the most recent three-year period in that jurisdiction was not overcome by available positive evidence. However, because of favorable operating results over the last two years, management believes a reasonable possibility exists that within the next year sufficient positive evidence may become available to reach a conclusion that a substantial portion of the remaining valuation allowance related to the U.S. deferred tax assets could be released within the next twelve months.

As of March 31, 2012, the Company had federal loss carryovers of approximately $102.5 million that expire in years 2019-2032 if unused, state losses of approximately $95.1 million that expire in years 2012-2028 if unused, and U.K. loss carryovers of approximately $32.9 million that carry forward indefinitely. Federal research credits of $47.4 million, federal foreign tax credits of $3.2 million, and state credits of $28.8 million may expire in years 2012-2032, 2017-2022, and 2012-2024, respectively. Federal alternative minimum tax credits of $1.5 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza and Silicon Wave acquisitions. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions. The acquired U.K. loss carryovers are potentially subject to limitation under the U.K. anti-avoidance provisions if there is a “major change” in the nature or conduct of the trade or business of Filtronic within three years of its change in ownership. In the opinion of management, there has not been a “major change” in the nature or conduct of the U.K. business that would subject these U.K.-acquired tax loss carryforwards to limitation under the U.K. anti-avoidance provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management’s opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. At March 31, 2012, the Company has not provided U.S. deferred taxes on approximately $193.8 million of undistributed earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely.

A subsidiary in a foreign jurisdiction has been granted an exemption from income taxes for a two-year period followed by a three-year period at one-half the normal tax rate. Income tax expense was reduced in fiscal 2012 by $0.1 million (less than $.001 per basic or diluted share) and in fiscal 2011 by $0.5 million (less than $.002 per basic or diluted share) as a result of this agreement. This agreement will expire in fiscal 2014.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. INCOME TAXES (continued)

The Company’s gross unrecognized tax benefits totaled $31.7 million as of March 31, 2012, $32.9 million as of April 2, 2011, and $31.8 million as of April 3, 2010. Of these amounts, $24.4 million (net of federal benefit of state taxes), $24.4 million (net of federal benefit of state taxes), and $21.1 million (net of federal benefit of state taxes), respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years. A reconciliation of the fiscal 2010 through fiscal 2012 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Beginning balance	$32,941	$31,806	$29,506
Additions based on positions related to current year	1,067	3,258	4,028
Additions for tax positions in prior years	450	—	1,544
Reductions for tax positions in prior years	(2,699)	(1,534)	(1,890)
Expiration of Statute of Limitations	(32)	(589)	(785)
Settlements	—	—	(597)

Ending Balance	$31,727	$32,941	$31,806

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2012, 2011, and 2010, the Company recognized $0.6 million, ($0.2) million, and ($0.4) million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled less than $0.6 million, less than $0.1 million, and $0.3 million as of March 31, 2012, April 2, 2011, and April 3, 2010, respectively.

Within the next 12 months, the Company believes it is reasonably possible that $0.5 million to $1.0 million of gross unrecognized tax benefits may be reduced as a result of reductions for temporary tax positions taken in prior years.

Returns for fiscal years 2005 through 2009 have been examined by the U.S. federal taxing authorities and subsequent tax years remain open for examination. North Carolina returns for fiscal years 2006 through 2008 have been examined by the tax authorities and subsequent tax years remain open for examination. Returns for calendar years 2005 through 2007 have been examined by the German taxing authorities and subsequent tax years remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2008 through present), the U.K. (fiscal 2008 through present), and China (calendar year 2001 through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	For Fiscal Year
	2012	2011	2010
Numerator:
Numerator for basic and diluted net income per share – net income available to common shareholders	$857	$124,558	$71,019
Effect of dilutive securities:
Income impact of assumed conversions for interest on 2010 Notes	—	27	1,524

Numerator for diluted net income per share— net income plus assumed conversion of 2010 Notes	$857	$124,585	$72,543

Denominator:
Denominator for basic net income per share – weighted average shares	276,289	272,575	267,349
Effect of dilutive securities:
Employee stock options	6,287	7,504	4,834
Assumed conversion of 2010 Notes	—	315	17,246

Denominator for diluted net income per share – adjusted weighted average shares and assumed conversions	282,576	280,394	289,429

Basic net income per share	$0.00	$0.46	$0.27

Diluted net income per share	$0.00	$0.44	$0.25

In the computation of diluted net income per share for fiscal years 2012, 2011 and 2010, 6.3 million shares, 9.0 million shares and 17.9 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

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

The computation of diluted net income per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the Company’s $175 million initial aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”). The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share (see Note 6 to the Consolidated Financial Statements for further information on the 2012 Notes and 2014 Notes).

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. SHARE-BASED COMPENSATION

Summary of Stock Option Plans

1997 Key Employees’ Stock Option Plan

In April 1997, the Company and its shareholders adopted the 1997 Key Employees’ Stock Option Plan (the 1997 Option Plan), which provides for the granting of options to purchase common stock to key employees and independent contractors in the service of the Company. The 1997 Option Plan permits the granting of both incentive options and nonqualified options. The aggregate number of shares of common stock that may be issued pursuant to options granted under the 1997 Option Plan may not exceed 10.4 million shares, subject to adjustment upon the occurrence of certain events affecting the Company’s capitalization. No further awards can be granted under this plan.

Directors’ Option Plan

In April 1997, the Company and its shareholders adopted the Non-employee Directors’ Stock Option Plan. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.6 million shares of common stock have been reserved for issuance under this plan, subject to adjustment for certain events affecting the Company’s capitalization. No further awards can be granted under this plan.

1999 Stock Incentive Plan

The 1999 Stock Incentive Plan (the 1999 Stock Plan), which the Company’s shareholders approved at the 1999 annual meeting of shareholders, provides for the issuance of a maximum of 16.0 million shares of common stock pursuant to awards granted thereunder. The maximum number of shares of common stock that may be issued under the plan pursuant to grant of restricted awards shall not exceed 2.0 million shares. The number of shares reserved for issuance under the 1999 Stock Plan and the terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No further awards can be granted under this plan.

Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan

In connection with the merger of a wholly owned subsidiary of the Company with and into Sirenza and the subsequent merger of Sirenza with and into the Company, the Company assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of awards to acquire common stock to employees, non-employee directors and consultants. This plan permits the grant of incentive and nonqualified options, restricted awards and performance share awards. No further awards can be granted under this plan.

2003 Stock Incentive Plan

The Company currently grants stock options and restricted stock units to employees and restricted stock units to directors under the 2003 Stock Incentive Plan (the 2003 Plan). The Company’s shareholders approved the 2003 Plan on July 22, 2003, and, effective upon that approval, new stock option and other share-based awards for employees may be granted only under the 2003 Plan. The Company is also permitted to grant other types of equity incentive awards, under the 2003 Plan, such as stock appreciation rights, restricted stock awards, performance shares and performance units. On May 4, 2011, the Company granted performance-based restricted stock units that were awarded on May 2, 2012, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2012 under the 2003 Plan was 1.4 million shares. On May 5, 2010, the Company granted performance-based restricted stock units that were awarded on May 4, 2011, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2011 under the 2003 Plan was 1.7 million shares. On May 6, 2009, the Company granted performance-based restricted stock units that were awarded on May 5, 2010, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2010 under the 2003 Plan was 2.5 million shares. In the past, the Company had various employee stock and incentive plans identified above under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003 continued in accordance with the terms of the respective plans.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. SHARE-BASED COMPENSATION (continued)

The maximum number of shares issuable under the 2003 Plan may not exceed the sum of (a) 30.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company’s prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 31, 2012, 7.8 million shares were available for issuance under the 2003 Plan.

2006 Directors’ Stock Option Plan

At the Company’s 2006 annual meeting of shareholders, shareholders of the Company adopted the 2006 Directors’ Stock Option Plan, which replaced the Non-Employee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock has been reserved for issuance under this plan, including shares remaining available for issuance under the prior Non-employee Directors’ Stock Option Plan. As of March 31, 2012, 0.4 million shares were available for issuance under the 2006 Directors’ Stock Option Plan. No awards may be granted under the Directors’ Stock Option Plan after July 30, 2016.

Employee Stock Purchase Plan

In April 1997, the Company adopted its Employee Stock Purchase Plan (ESPP), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 31, 2012, 2.8 million shares were available for future issuance under this plan, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 0.8 million shares under the ESPP in fiscal 2012.

For fiscal years 2012, 2011 and 2010, the primary share-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2012, 2011 and 2010 generally vest over a four-year period from the grant date. Under the 2006 Directors’ Stock Option Plan, stock options granted to non-employee directors (other than initial options, as described below) in fiscal years 2012, 2011 and 2010 had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, which vests over a two-year period from the grant date and expires 10 years from the grant date. At the director’s option, he may instead elect to receive all or part of the initial grant in restricted stock units. Thereafter, each non-employee director is eligible to receive an annual option or, if he so chooses, an annual grant of restricted stock units.

The options and time-vested restricted units granted to certain officers of the Company generally will, in the event of the officer’s termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the 2003 Plan determines otherwise) and as a result, these options are expensed at grant date. In fiscal 2012, share-based compensation of $4.0 million was recognized upon the grant of 0.7 million options and restricted share units to certain officers of the Company.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. SHARE-BASED COMPENSATION (continued)

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

Total pre-tax share-based compensation expense recognized in the consolidated statements of operations was $26.2 million for fiscal 2012, net of expense capitalized into inventory. For fiscal years 2011 and 2010, the total pre-tax share-based compensation expense recognized was $25.4 million and $25.6 million, respectively. For fiscal years 2012, 2011 and 2010, less than $0.0 million, $0.1 million and $0.3 million of share-based compensation expense was capitalized into inventory, respectively.

During the second quarter of fiscal 2010 at the Company’s annual meeting of shareholders, the Company’s shareholders approved a stock option exchange program for eligible Company employees, excluding the Company’s chief executive officer, chief financial officer and the three next most highly compensated officers, members of its Board of Directors, consultants and former and retired employees. Under the exchange program, eligible employees were given the opportunity to exchange certain of their outstanding stock options previously granted to them that had an option price not less than the greater of $5.00 or the 52-week closing stock price high of the Company’s common stock as of July 10, 2009, for new options to be granted promptly after termination of the exchange program. The ratio of exchanged eligible options to new options was two-to-one, meaning that one new option share was issued in exchange for every two canceled option shares. As a result of the exchange program, approximately 1.8 million shares subject to old options were canceled (with exercise prices ranging from $5.19 to $63.63) on August 7, 2009, and approximately 0.9 million shares subject to new options were granted under the Company’s 2003 Plan on August 7, 2009, with the new options having an exercise price of $4.86 (the closing price of the Company’s common stock as reported by the NASDAQ Global Select Market on the trading date immediately preceding the date the new options were granted). The new options will vest and become exercisable over a two-year period, with 25% of each new option generally becoming exercisable after each six-month period of continued service following the grant date. As a result of the exchange program, the Company recognized $0.6 million of incremental compensation cost over the two-year vesting period.

A summary of activity of the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 2, 2011	14,102	$6.40
Granted	368	$6.12
Exercised	(1,539)	$4.83
Canceled	(720)	$14.49
Forfeited	(7)	$5.48

Outstanding as of March 31, 2012	12,204	$6.13	3.26	$1,700

Vested and expected to vest as of March 31, 2012	12,197	$6.13	3.26	$1,700
Options exercisable as of March 31, 2012	11,939	$6.13	3.13	$1,667

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $4.98 as of March 30, 2012, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. SHARE-BASED COMPENSATION (continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2012	2011	2010
Expected volatility	57.2%	48.3%	64.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.4	5.4	2.9
Risk-free interest rate	1.4%	1.8%	1.7%
Weighted-average grant-date fair value of options granted during the period	$3.19	$1.87	$1.98

The total intrinsic value of options exercised during fiscal 2012 was $2.6 million. For fiscal years 2011 and 2010, the total intrinsic value of options exercised was $5.6 million and $1.5 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $11.3 million for fiscal 2012 and is reflected in cash flows from financing activities in the consolidated statements of cash flows. The Company settles employee stock options with newly issued shares of the Company’s common stock.

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

FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.5% for both stock options and restricted stock units.

The following activity has occurred under the Company’s existing restricted share plans:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at April 2, 2011	11,250	$4.09
Granted	4,466	6.40
Vested	(5,702)	4.21
Forfeited	(659)	5.05

Balance at March 31, 2012	9,355	$5.08

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. SHARE-BASED COMPENSATION (continued)

As of March 31, 2012, total remaining unearned compensation cost related to nonvested restricted stock units was $29.6 million, which will be amortized over the weighted-average remaining service period of approximately 1.1 years.

The total fair value of restricted stock units that vested during fiscal 2012 was $35.8 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2011 and 2010, the total fair value of restricted stock units that vested was $22.1 million and $13.4 million, respectively.

13. SHAREHOLDERS’ EQUITY

Share Repurchase

In the fourth quarter of fiscal 2011, the Company announced that its Board of Directors authorized the repurchase of up to $200.0 million of its outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During fiscal year 2012, the Company repurchased approximately 4.9 million shares at an average price of $6.18 on the open market. During fiscal year 2011, the Company repurchased approximately 1.7 million shares at an average price of $7.44 on the open market.

Common Stock Reserved For Future Issuance

At March 31, 2012, the Company had reserved a total of approximately 48.4 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	12,204
Possible future issuance under Company stock option plans	8,515
Employee stock purchase plan	2,797
Restricted share-based units granted	9,355
Possible future issuance pursuant to convertible subordinated notes	15,573

Total shares reserved	48,444

14. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operating segments as of March 31, 2012 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG). During the third quarter of fiscal 2012, the Company re-evaluated its reportable segments under ASC 280, and based on new facts and circumstances, determined that CPG and MPG were separate reportable operating segments under ASC 280. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12.

CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

CPG is a leading supplier of cellular RF components, such as PA modules and transmit modules, which perform various functions in the cellular front end section located between the transceiver and the antenna. CPG is also a supplier of switch-based content in the cellular front end section, including antenna switch modules, antenna control solutions, switch filter modules and switch duplexer modules, which are increasingly required in next-generation 3G and 4G devices. CPG supplies its broad portfolio of cellular RF components into mobile devices including handsets, netbooks, notebooks, tablets and USB modems.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (continued)

MPG is a global supplier of a broad array of RF components, such as PAs, low noise amplifiers, variable gain amplifiers, high power GaN transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front-end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

CSG is a new business group established to leverage RFMD’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications. CSG provides RFMD’s foundry services for both GaAs and GaN technologies.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The Company has recast certain prior period amounts within this note to conform to the way it currently internally manages and monitors segment performance. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for the Company as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2012	2011	2010
Net revenue:
CPG	$664,242	$819,230	$800,535
MPG	205,676	232,057	177,598
Other operating segment	1,434	469	260

Total net revenue	$871,352	$1,051,756	$978,393

Income (loss) from operations:
CPG	$61,159	$156,352	$162,166
MPG	10,711	33,493	(1,836)
Other operating segment	(3,480)	(3,273)	(2,311)
All other	(43,747)	(47,053)	(51,613)

Income from operations	24,643	139,519	106,406
Interest expense	(10,997)	(17,140)	(23,997)
Interest income	468	787	1,291
(Loss) gain on retirement of convertible subordinated notes	(908)	(2,412)	1,540
Other income (expense)	2,422	2,751	(406)

Income before income taxes	$15,628	$123,505	$84,834

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION (continued)

	Fiscal Year
	2012	2011	2010
Reconciliation of “All other” category:
Share-based compensation expense	$(26,174)	$(25,353)	$(25,632)
Amortization of intangible assets	(18,390)	(18,457)	(19,020)
Other income (expenses) (restructuring, (gain) loss on PP&E, start-up costs and other non-cash expenses)	817	(3,243)	(6,961)

Loss from operations for “All other”	$(43,747)	$(47,053)	$(51,613)

The consolidated financial statements include sales to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2012	2011	2010
Sales:
United States	$246,661	$156,746	$151,673
International	624,691	895,010	826,720

	Fiscal Year
	2012	2011	2010
Sales:
United States	28%	15%	16%
Asia	65	77	71
Europe	5	6	11
Central and South America	1	1	2
Other	1	1	—

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2012	2011	2010
Long-lived tangible assets:
United States	$130,665	$148,745	$178,012
International	67,256	60,733	69,073

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total revenue for fiscal 2012, approximately 36% ($317.5 million) was from customers in China and 18% ($155.1 million) from customers in Taiwan. Long-lived tangible assets primarily include property and equipment and at March 31, 2012, approximately $60.1 million (or 30%) of the Company’s total property and equipment was located in China.

RF Micro Devices, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2012 Quarter
(in thousands, except per share data)	First		Second		Third	Fourth
Revenue	$214,191		$243,811		$225,425	$187,925
Gross profit	78,168		90,393		63,561	56,644
Net income (loss)	8,931		14,310		(9,393)	(12,991)
Net income (loss) per share:
Basic	$0.03		$0.05		$(0.03)	(0.05)
Diluted	$0.03		$0.05		$(0.03)	(0.05)

Fiscal 2011 Quarter
(in thousands, except per share data)	First		Second		Third	Fourth
Revenue	$273,842		$285,794		$278,794	$213,326
Gross profit	102,407		108,655		103,089	75,520
Net income	28,341	(1)	35,396	(1)	36,686	24,135 (2)
Net income per share:
Basic	$0.10		$0.13		$0.13	$0.09
Diluted	$0.10		$0.13		$0.13	$0.08

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2012 and fiscal 2011 contained a comparable number of weeks (13 weeks).

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

16. SUBSEQUENT EVENTS

During the first quarter of fiscal 2013 (through May 25, 2012), the Company purchased and retired $15.0 million aggregate principal amount of its 2014 Notes, equal to approximately 11% of the outstanding balance of its 2014 Notes. The Company paid an average price of $98.35. The primary impact of this transaction to the Company’s financial statements in the first quarter of fiscal 2013 is expected to be a reduction of debt of approximately $13.3 million (net of discount) and a reduction in cash of approximately $14.8 million.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

RF Micro Devices and Subsidiaries

Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2012. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2012.

The Company’s auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries

We have audited RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RF Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of March 31, 2012 and April 2, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of RF Micro Devices, Inc. and Subsidiaries and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

May 25, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

RF Micro Devices, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of March 31, 2012 and April 2, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and Subsidiaries at March 31, 2012 and April 2, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

May 25, 2012

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

(c)	Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Corporate Governance,” “Executive Officers,” “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and the information therein is incorporated herein by reference.

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

Information required by this Item may be found in our definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” and the information therein is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and the information therein is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Related Person Transactions” and “Corporate Governance,” and the information therein is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2012 Annual Meeting of Shareholders under the captions “Proposal 5 – Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

i.	Consolidated Balance Sheets as of March 31, 2012 and April 2, 2011.

ii.	Consolidated Statements of Income for fiscal years 2012, 2011 and 2010.

iii.	Consolidated Statements of Shareholders’ Equity for fiscal years 2012, 2011 and 2010.

iv.	Consolidated Statements of Cash Flows for fiscal years 2012, 2011 and 2010.

v.	Notes to Consolidated Financial Statements.

Report of Management on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules:

Schedule II – “Valuation and Qualifying Accounts” appears below.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are included within the consolidated financial statements or the notes thereto in this Annual Report on Form 10-K or are inapplicable and, therefore, have been omitted.

Schedule II

Valuation and Qualifying Accounts

Fiscal Years Ended 2012, 2011 and 2010

(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Reserve		Balance at End of Period
Year ended March 31, 2012
Allowance for doubtful accounts	$800	$—	$447	(i)	$353
Inventory reserve	20,082	6,161	3,782	(ii)	22,461

Year ended April 2, 2011
Allowance for doubtful accounts	$$802	$—	$2	(i)	$$800
Inventory reserve	25,597	2,046	7,561	(ii)	20,082

Year ended April 3, 2010
Allowance for doubtful accounts	$$886	$293	$377	(i)	$$802
Inventory reserve	39,544	2,480	16,427	(ii)	25,597

(i)	The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled $0.1 for fiscal 2012 and less than $0.1 million for both fiscal 2011 and fiscal 2010.
(ii)	The Company sold excess inventory or wrote-off scrap related to quality and obsolescence against a fully reserved balance and reduced reserves based on the Company’s reserve policy.

(3)	The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)	Exhibits.

See the Exhibit Index.

(c)	Separate Financial Statements and Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RF Micro Devices, Inc.

Date: May 25, 2012	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 25, 2012.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director (principal executive officer)

/s/ William A. Priddy, Jr.	Name:	William A. Priddy, Jr.
	Title:	Chief Financial Officer, Corporate Vice President of Administration and Secretary (principal financial officer)

/s/ Barry D. Church	Name:	Barry D. Church
	Title:	Vice President and Corporate Controller (principal accounting officer)

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo	Name:	Daniel A. DiLeo
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ Masood A. Jabbar	Name:	Masood A. Jabbar
	Title:	Director

/s/ Casimir S. Skrzypczak	Name:	Casimir S. Skrzypczak
	Title:	Director

/s/ Erik H. van der Kaay	Name:	Erik H. van der Kaay
	Title:	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger among RF Micro Devices, Inc., Deere Merger Corp. and Silicon Wave, Inc., dated as of April 21, 2004 (1)

2.2	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., Iceman Acquisition Sub, Inc., and Sirenza Microdevices, Inc. (16)

3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (2)

3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (3)

3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated August 10, 2001 (4)

3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (18)

4.1	Specimen Certificate of Common Stock (5)

4.2	Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank, National Association, as Trustee (6)

4.3	Form of Note for 1.50% Convertible Subordinated Notes due July 1, 2010, filed as Exhibit A to Indenture, dated as of July 1, 2003, between RF Micro Devices, Inc. and Wachovia Bank National Association, as Trustee (6)

4.4	Registration Rights Agreement, by and among RF Micro Devices, Inc. and the Initial Purchasers named therein, dated as of July 1, 2003 (6)

4.5	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 0.75% Convertible Subordinated Notes due April 15, 2012 (7)

4.6	Form of Note for 0.75% Convertible Subordinated Notes due April 15, 2012, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (7)

4.7	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 1.00% Convertible Subordinated Notes due April 15, 2014 (7)

4.8	Form of Note for 1.00% Convertible Subordinated Notes due April 15, 2014, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (7)

4.9

Registration Rights Agreement between RF Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 4, 2007 (7)

The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K

EXHIBIT INDEX

Exhibit No.	Description

10.1	1997 Key Employees’ Stock Option Plan of RF Micro Devices, Inc., as amended (8)*

10.2	Form of Stock Option Agreement (1997 Key Employees’ Stock Option Plan) (5)*

10.3	1999 Stock Incentive Plan of RF Micro Devices, Inc., as amended (8)*

10.4	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (9)

10.5	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (9)

10.6	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (10)

10.7	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (11)

10.8	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (8)

10.9	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended through June 11, 2010 (25)*

10.10	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (13)*

10.11	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (13)*

10.12	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (12)*

10.13	Form of Restricted Stock Award Agreement (Service-Based Award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (12)*

10.14	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (14)*

10.15	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (23)*

10.16	Form of Stock Option Agreement - Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (13)*

10.17	Form of Stock Option Agreement - Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (13)*

10.18	RF Micro Devices, Inc. Cash Bonus Plan, as amended and restated effective June 20, 2011 (26)*

EXHIBIT INDEX

Exhibit No.	Description

10.19	Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (15)*

10.20	Offer letter between RF Micro Devices, Inc. and Robert Van Buskirk, dated August 13, 2007 (17)*

10.21	Noncompetition Agreement, dated August 13, 2007, executed by Robert Van Buskirk in favor of RF Micro Devices, Inc., Sirenza Microdevices, Inc. and other beneficiaries (17)*

10.22	RFMD NC Inventions, Confidentiality and Non-Solicitation Agreement, dated August 13, 2007, by and between Robert Van Buskirk and RF Micro Devices, Inc. (17)*

10.23	Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan, as Assumed by RF Micro Devices, Inc. and Amended and Restated Effective November 13, 2007 (18)*

10.24	Change in Control Agreement between RF Micro Devices, Inc. and Robert Van Buskirk, effective as of November 14, 2007 (19)*

10.25	Form of Restricted Stock Award Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (20)*

10.26	Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (21)*

10.27	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth (22)*

10.28	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church (22)*

10.29	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston (22)*

10.30	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Jerry D. Neal (22)*

10.31	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr. (22)*

10.32	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy (22)*

10.33	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson (22)*

10.34	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert Van Buskirk (22)*

10.35	Equity Award Election Form, pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (23)*

EXHIBIT INDEX

Exhibit No.	Description

10.36	Form of Stock Option Agreement — Annual/Supplemental Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (23)*

10.37	Form of Restricted Stock Unit Agreement — Initial RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (23)*

10.38	Form of Restricted Stock Unit Agreement — Annual/Supplemental RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (23)*

10.39	RF Micro Devices, Inc. Director Compensation Plan, effective May 7, 2009 (23)*

10.40	2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors’ Stock Option Plan of RF Micro Devices, Inc., as amended and restated through June 13, 2003 (23)*

10.41	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (for awards prior to May 2, 2012)* (24)

10.42	Change in Control Agreement, effective as of October 3, 2011, by and between RF Micro Devices, Inc. and Norman A. Hilgendorf (27)*

10.43	Change in Control Agreement, effective as of October 26, 2011, by and between RF Micro Devices, Inc. and Hans Schwarz (27)*

10.44	Retirement and Transition Agreement, dated effective as of February 29, 2012, between Robert M. Van Buskirk and RF Micro Devices, Inc. (28)*

10.45	Retirement and Transition Agreement, dated as of April 5, 2012, between Jerry D. Neal and RF Micro Devices, Inc. (29)*

10.46	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (for awards on and after May 2, 2012)*

10.47	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended*

21	Subsidiaries of RF Micro Devices, Inc.

23	Consent of Ernst & Young LLP

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit No.	Description

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from our Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012 and April 2, 2011, (ii) the Consolidated Statements of Operations for the years ended March 31, 2012, April 2, 2011 and April 3, 2010, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2012, April 2, 2011 and April 3, 2010, (iv) the Consolidated Statements of Cash Flows for the years ended March 31, 2012, April 2, 2011 and April 3, 2010, and (v) the Notes to the Consolidated Financial Statements**

(1)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed June 8, 2004.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(4)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(5)	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 1997 (File No. 333-22625).

(6)	Incorporated by reference to the exhibit filed with our Registration Statement filed on Form S-3, filed August 22, 2003 (File No. 333-108141).

(7)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(8)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(10)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(11)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(12)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(13)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(14)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(15)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(16)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(17)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-4, filed September 13, 2007 (File No. 333-146027).

(18)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(19)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 19, 2007.

(20)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 14, 2008.

(22)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008.

(23)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.

(24)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2010, filed June 2, 2010.

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 5, 2010.

(26)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011.

(27)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.

(28)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 16, 2012.

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 11, 2012.

*	Executive compensation plan or agreement

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.