Form 10-Q
period 2012-06-30
RF MICRO DEVICES INC
filed 2012-08-09
CIK 911160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, there were 276,712,143 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$127,079	$135,524
Short-term investments (Note 7)	122,925	164,863
Accounts receivable, less allowance of $426 and $353 as of June 30, 2012 and March 31, 2012, respectively	114,212	100,446
Inventories (Note 3)	129,745	130,372
Prepaid expenses	10,336	11,974
Other receivables	16,577	14,877
Other current assets (Note 6)	9,806	11,311

Total current assets	530,680	569,367

Property and equipment, net of accumulated depreciation of $529,737 at June 30, 2012 and $594,286 at March 31, 2012	168,596	197,921
Goodwill (Note 10)	94,655	95,628
Intangible assets, net (Note 4)	80,545	65,141
Long-term investments (Note 7)	4,223	4,325
Other non-current assets (Note 6)	32,456	32,202

Total assets	$911,155	$964,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,916	$68,382
Accrued liabilities	48,323	42,198
Current portion of long term debt, net of unamortized discount (Note 5)	—	32,759
Other current liabilities (Note 6)	4,779	4,846

Total current liabilities	131,018	148,185

Long-term debt, net of unamortized discount (Note 5)	107,037	118,949
Other long-term liabilities (Note 6)	24,529	25,119

Total liabilities	262,584	292,253

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 276,328 and 276,992 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	928,861	938,014
Additional paid-in capital	306,312	301,387
Accumulated other comprehensive loss, net of tax	(554)	(161)
Accumulated deficit	(586,048)	(566,909)

Total shareholders’ equity	648,571	672,331

Total liabilities and shareholders’ equity	$911,155	$964,584

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011

Revenue	$202,660	$214,191
Cost of goods sold	138,406	136,023

Gross profit	64,254	78,168

Operating expenses:
Research and development	41,576	36,584
Marketing and selling	16,878	15,025
General and administrative	13,395	11,530
Other operating expense (Note 10)	5,272	176

Total operating expenses	77,121	63,315

(Loss) income from operations	(12,867)	14,853

Interest expense	(2,074)	(3,016)
Interest income	79	134
Loss on retirement of convertible subordinated notes (Note 5)	(722)	(778)
Other (expense) income	(738)	238

(Loss) income before income taxes	(16,322)	11,431

Income tax expense (Note 6)	(2,817)	(2,500)

Net (loss) income	$(19,139)	$8,931

Net (loss) income per share (Note 2):
Basic	$(0.07)	$0.03

Diluted	$(0.07)	$0.03

Shares used in per share calculation:
Basic	277,144	275,928
Diluted	277,144	283,310

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011

Net (loss) income	$(19,139)	$8,931

Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	20	12
Change in pension liability	—	(2)
Foreign currency translation adjustment	(413)	60

Other comprehensive (loss) income	(393)	70

Total comprehensive (loss) income	$(19,532)	$9,001

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	June 30, 2012	July 2, 2011

Cash flows from operating activities:
Net (loss) income	$(19,139)	$8,931
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	13,800	14,594
Amortization and other non-cash items	6,347	6,938
Excess tax benefit from exercises of stock options	—	(7)
Deferred income taxes	374	1,020
Foreign currency adjustments	(703)	(168)
Loss on retirement of convertible subordinated notes	722	778
Loss on asset transfer transaction (Note 10)	5,042	—
Loss (gain) on disposal of assets, net	115	(135)
Loss (income) from equity investment	102	(68)
Share-based compensation expense	5,746	5,428
Changes in operating assets and liabilities:
Accounts receivable, net	(13,772)	4,651
Inventories	964	(13,210)
Prepaid expense and other current and non-current assets	37	(6,248)
Accounts payable and accrued liabilities	16,268	1,442
Income tax payable/recoverable	(42)	(4,408)
Other liabilities	(262)	(480)

Net cash provided by operating activities	15,599	19,058

Investing activities:
Purchase of property and equipment	(9,042)	(19,933)
Purchase of intangibles	(108)	—
Proceeds from sale of property and equipment	1	128
Proceeds from maturities of securities available-for-sale	49,990	33,000
Purchase of securities available-for-sale	(7,996)	(5,998)

Net cash provided by investing activities	32,845	7,197

Financing activities:
Payment of debt	(47,917)	(27,173)
Excess tax benefit from exercises of stock options	—	7
Proceeds from the issuance of common stock	1,023	989
Repurchase of common stock, including transaction costs	(6,999)	(5,621)
Tax withholding paid on behalf of employees for restricted stock units	(2,160)	(3,682)
Restricted cash associated with financing activities	25	(67)
Repayment of capital lease obligations	(16)	(15)

Net cash used in financing activities	(56,044)	(35,562)

Net decrease in cash and cash equivalents	(7,600)	(9,307)
Effect of exchange rate changes on cash	(845)	212
Cash and cash equivalents at the beginning of the period	135,524	131,760

Cash and cash equivalents at the end of the period	$127,079	$122,665

See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying Condensed Consolidated Financial Statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company” or “RFMD”) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

In the first quarter of fiscal 2013, the Company adopted amended standards that increase the prominence of items reported in other comprehensive income. These amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity–except investments by, and distributions to, owners–be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards did impact the presentation of other comprehensive income, as we have elected to present two separate but consecutive statements, but did not have an impact on our financial position or results of operations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2. NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended
	June 30, 2012	July 2, 2011
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common shareholders	$(19,139)	$8,931

Denominator:
Denominator for basic net (loss) income per share — weighted average shares	277,144	275,928
Effect of dilutive securities:
Employee stock options	—	7,382

Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	277,144	283,310

Basic net (loss) income per share	$(0.07)	$0.03

Diluted net (loss) income per share	$(0.07)	$0.03

In the computation of diluted net loss per share for the three months ended June 30, 2012, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three months ended July 2, 2011, outstanding stock options to purchase approximately 7.7 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net (loss) income per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the Company’s $175 million initial aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”). The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand.

The 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of June 30, 2012, is approximately11.5 million shares (excluding an aggregate of $55.4 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

Share Repurchase

During the three months ended June 30, 2012, the Company repurchased 1.9 million shares of its common stock at an average price of $3.75 on the open market. During the three months ended July 2, 2011, the Company repurchased 0.9 million shares of its common stock at an average price of $5.93 on the open market.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. INVENTORIES

Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	June 30, 2012	March 31, 2012
Raw materials	$35,488	$34,426
Work in process	50,548	49,476
Finished goods	43,709	46,470

Total inventories	$129,745	$130,372

4. INTANGIBLE ASSETS

The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	June 30, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Technology licenses	$10,346	$9,705	$10,346	$9,567
Customer relationships	45,703	18,240	45,703	17,170
Acquired product technology	82,963	50,499	82,963	47,134
Wafer supply agreement	20,409	432	—	—

Total	$159,421	$78,876	$139,012	$73,871

During the first quarter of fiscal 2013, the Company entered into a wafer supply agreement, under which IQE, Inc. (“IQE”), a leading global supplier of advanced semiconductor wafer products and wafer services, will supply the Company with molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) wafer starting materials. This wafer supply agreement provides the Company with competitive wafer pricing through March 31, 2016 (see Note 10 to the Condensed Consolidated Financial Statements for further information related to this transaction). The fair value of this wafer supply agreement will be amortized over approximately 4 years. The Company used the incremental income method to value the supply agreement, which is a discounted cash flow method within the income approach, to estimate the fair value of the wafer supply agreement. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits.

Intangible asset amortization expense was $4.6 million for both the three months ended June 30, 2012 and July 2, 2011. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year Ending	Estimated Amortization Expense
2013 (remaining nine months)	$17,153
2014	23,412
2015	18,699
2016	9,596
2017	4,984

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. DEBT

Debt balances at June 30, 2012 and March 31, 2012 are as follows (in thousands):

	June 30, 2012	March 31, 2012
Convertible subordinated notes due 2012, net of discount	$—	$26,411
Convertible subordinated notes due 2014, net of discount	107,037	118,949
Bank loan	—	6,348

Total debt	107,037	151,708
Less current portion	—	32,759

Total long-term debt	$107,037	$118,949

Convertible Debt

The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand. Also during the first quarter of fiscal 2013, the Company purchased and retired $15.4 million original principal amount of its 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million. In the first quarter of fiscal 2012, the Company purchased and retired $22.0 million original principal amount of its 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt – Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

As of June 30, 2012, the 2014 Notes had a fair value on the PORTAL Market of $117.1 million, compared to a carrying value of $107.0 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

Total non-cash interest expense (discount amortization) related to the Company’s 2012 Notes and 2014 Notes was $1.8 million for the three months ended June 30, 2012 and $2.4 million for the three months ended July 2, 2011.

Bank Loan

During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance of $6.3 million was repaid at maturity with cash on hand.

6. INCOME TAXES

Income Tax Expense

The Company’s provision for income taxes for the reporting periods ended June 30, 2012 and July 2, 2011 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

The Company’s income tax expense was $2.8 million and $2.5 million for the three months ended June 30, 2012 and three months ended July 2, 2011, respectively. The Company’s effective tax rate was (17.3)% and 21.9% for the three months ended June 30, 2012 and three months ended July 2, 2011, respectively. The Company’s effective tax rate for both the first quarter of fiscal 2013 and the first quarter of fiscal 2012 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, and adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6. INCOME TAXES (continued)

Deferred Taxes

The valuation allowance against net deferred tax assets has increased by $3.8 million from the $112.7 million balance as of the end of fiscal 2012. The Company intends to maintain a valuation allowance against its domestic net deferred tax asset until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that will begin to expire in fiscal 2019 and fiscal 2013, respectively, if unused. The use of the NOLs which were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. loss carryovers that carry forward indefinitely.

Uncertain Tax Positions

The Company’s gross unrecognized tax benefits increased from $31.7 million as of the end of fiscal 2012 to $31.8 million as of the end of the first quarter of fiscal 2013, with the change arising from a $0.1 million increase related to tax positions taken with respect to the current fiscal year.

U.S. federal tax returns through fiscal 2009, North Carolina tax returns through fiscal 2008, and German tax returns through calendar year 2007 have been examined by their respective taxing authorities. Subsequent tax years in each of those jurisdictions remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2008 through present), the U.K. (fiscal 2008 through present), and China (calendar year 2002 through present).

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale

The following is a summary of available-for-sale securities as of June 30, 2012 and March 31, 2012 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012
U.S. government/agency securities	$130,943	$1	$(20)	$130,924
Auction rate securities	2,150	—	—	2,150
Money market funds	23,303	—	—	23,303

	$156,396	$1	$(20)	$156,377

March 31, 2012
U.S. government/agency securities	$195,901	$—	$(39)	$195,862
Auction rate securities	2,150	—	—	2,150
Money market funds	21,314	—	—	21,314

	$219,365	$—	$(39)	$219,326

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS (continued)

The estimated fair value of available-for-sale securities was based on the prevailing market values on June 30, 2012 and March 31, 2012. We determine the cost of an investment sold based on the specific identification method.

The gross realized losses recognized on available-for-sale securities for the three months ended June 30, 2012 were insignificant. There were no gross realized gains or losses recognized on available-for-sale securities for the three months ended July 2, 2011.

The available-for-sale investments that were in a continuous unrealized loss position for less than 12 months as of June 30, 2012 and March 31, 2012 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $62.9 million and $86.9 million, respectively. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of June 30, 2012 and as of March 31, 2012.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	June 30, 2012		March 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$154,246	$154,227	$217,215	$217,176
Due after ten years	2,150	2,150	2,150	2,150

Total investments in debt securities	$156,396	$156,377	$219,365	$219,326

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 30, 2012 and March 31, 2012 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
U.S. government/agency securities	$130,924	$130,924	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	23,303	23,303	—	—

	$156,377	$154,227	$2,150	$—

March 31, 2012
U.S. government/agency securities	$195,862	$195,862	$—	$—
Auction rate securities	2,150	—	2,150	—
Money market funds	21,314	21,314	—	—

	$219,326	$217,176	$2,150	$—

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

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets, and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during the three months ended June 30, 2012 and July 2, 2011.

Financial Instruments Not Recorded at Fair Value

For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Condensed Consolidated Financial Statements. The fair values of the Company’s convertible subordinated notes are measured using a Level 1 valuation technique, which are obtained from the Private Offerings, Resale and Trading through Automated Linkages (“PORTAL”) Market. See Note 5 to the Condensed Consolidated Financial Statements for the fair value disclosure of the Company’s convertible subordinated notes.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The new guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013 by presenting Condensed Consolidated Statements of Comprehensive (Loss) Income after the Condensed Consolidated Statements of Operations. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal 2013. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures as the value of goodwill will not be affected by the adoption of this standard.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of June 30, 2012 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) components, which perform various functions in the cellular front end section, located between the transceiver and the antenna. These components are increasingly required in next-generation 3G and 4G devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF components into a variety of mobile devices including smartphones, handsets, netbooks, notebooks, tablets and USB modems.

MPG is a leading global supplier of a broad array of RF components, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride (GaN) transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCO’s), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

CSG is a new business group established to leverage RFMD’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications. CSG provides RFMD’s foundry services for both gallium arsenide (GaAs) and GaN technologies.

As of June 30, 2012, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, loss on asset transfer transaction, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9. OPERATING SEGMENT INFORMATION (continued)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 30, 2012	July 2, 2011

Net revenue:
CPG	$152,578	$151,805
MPG	49,299	61,874
Other operating segment	783	512

Total net revenue	$202,660	$214,191

(Loss) income from operations:
CPG	$3,256	$16,956
MPG	1,298	8,949
Other operating segment	(343)	(766)
All other	(17,078)	(10,286)

(Loss) income from operations	(12,867)	14,853

Interest expense	(2,074)	(3,016)
Interest income	79	134
Loss on retirement of convertible subordinated notes	(722)	(778)
Other (expense) income	(738)	238

(Loss) income before income taxes	$(16,322)	$11,431

	Three Months Ended
	June 30, 2012	July 2, 2011

Reconciliation of “All other” category:
Share-based compensation expense	$(5,746)	$(5,428)
Amortization of intangible assets	(4,572)	(4,603)
Loss on asset transfer transaction	(5,042)	—
Other income (expenses) (restructuring, (gain) loss on PP&E, start-up costs, certain legal and consulting expense, and other non-cash expenses)	(1,718)	(255)

Loss from operations for “All other”	$(17,078)	$(10,286)

RF MICRO DEVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10. ASSET TRANSFER TRANSACTION

During the first quarter of fiscal 2013, the Company entered into an asset transfer agreement with IQE under which it transferred its MBE operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower the Company’s manufacturing costs, strengthen its MOCVD supply chain and provide it with access to newly developed wafer starting process technologies. The assets transferred to IQE had a total book value of approximately $24.4 million (which were written off during the first quarter of fiscal 2013) and included the Company’s leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. In addition, the Company wrote-off approximately $1.0 million of MPG-related goodwill as a result of this transaction. The asset transfer agreement contains standard representations, warranties, covenants and indemnities of the parties for transactions of this type.

In conjunction with the asset transfer agreement, the Company and IQE entered into a wafer supply agreement under which IQE will supply the Company with MBE and MOCVD wafer starting materials. This wafer supply agreement, which is recorded as an intangible asset on the Company’s Condensed Consolidated Balance Sheet, has a fair value of approximately $20.4 million (see Note 4 to the Condensed Consolidated Financial Statements for further information related to the fair value of the supply agreement). The wafer supply agreement provides the Company with competitive wafer pricing through March 31, 2016. The Company has agreed to minimum purchase commitments of approximately $55.7 million, at discounted wafer prices, for the first two years of the supply agreement.

Approximately 70 employees at the Company’s MBE facility became employees of IQE as part of the transaction described above. In addition, the lease related to the MBE facility for the real property and related improvements was assumed by IQE. The difference in the value of consideration received and consideration transferred was recorded in “other operating expense” and reduced the Company’s pre-tax income in the first quarter of fiscal year 2013 by approximately $5.0 million. The Company does not expect to incur any additional material costs related to the disposal of the MBE assets, the assumption of the lease by IQE or the transfer of RFMD employees to IQE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage channel partner and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.

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

•

Cellular Products Group (CPG) is a leading global supplier of cellular radio frequency (RF) components which perform various functions in the cellular front end section, located between the transceiver and the antenna. These components are increasingly required in next-generation 3G and 4G devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF components into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks, tablets and USB modems.

•

Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF components, such as PAs, low noise amplifiers, variable gain amplifiers, high power GaN transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCO’s), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs, power dividers and transformers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

•

Compound Semiconductor Group (CSG) has been established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications. CSG provides RFMD’s foundry services for both GaAs and GaN technologies.

As of June 30, 2012, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

FIRST QUARTER FISCAL 2013 FINANCIAL HIGHLIGHTS:

•

Quarterly revenue decreased 5.4% as compared to the first quarter of fiscal 2012, primarily due to lower demand for our wireless infrastructure products and lower demand for our 2G products as the market transitions to 3G products. These decreases were partially offset by increased sales of our 3G/4G cellular components (including our PowerSmart® family of products, our new ultra-high efficiency 3G/4G power amplifiers and our new switch-based products).

•

Gross margin for the quarter was 31.7% as compared to 36.5% for the first quarter of fiscal 2012. The decrease was due to erosion in average selling prices as well as lower factory utilization rates and increased inventory reserves. These decreases were partially offset by a favorable product mix toward higher margin 3G/4G products and switch-based products.

•

During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our Molecular Beam Epitaxy (MBE) wafer starting material operations to IQE in exchange for a wafer supply agreement, which resulted in a loss of approximately $5.0 million.

•	Operating loss was $12.9 million for the first quarter of fiscal 2013 as compared to operating income of $14.9 million for the first quarter of fiscal 2012.

•	Cash flow from operations was $15.6 million for the first quarter of fiscal 2013 as compared to $19.1 million for the first quarter of fiscal 2012.

•	Inventory totaled $129.7 million at June 30, 2012, reflecting turns of 4.3 as compared to $163.2 million and turns of 3.3 at July 2, 2011.

•	During the first quarter of fiscal 2013, we repurchased 1.9 million shares of our common stock at an average price of $3.75 on the open market.

•	During the first quarter of fiscal 2013, our 2012 Notes became due, and we paid the remaining principal balance of $26.5 million.

•

During the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million as a result of applying ASC 470-20.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 30, 2012 and July 2, 2011.

	Three Months Ended
(In thousands, except percentages)	June 30, 2012	% of Revenue	July 2, 2011	% of Revenue	Increase (Decrease)	Percentage Change

Revenue	$202,660	100.0%	$214,191	100.0%	$(11,531)	(5.4)%
Cost of goods sold	138,406	68.3	136,023	63.5	2,383	1.8

Gross margin	64,254	31.7	78,168	36.5	(13,914)	(17.8)
Research and development	41,576	20.5	36,584	17.1	4,992	13.6
Marketing and selling	16,878	8.3	15,025	7.0	1,853	12.3
General and administrative	13,395	6.6	11,530	5.4	1,865	16.2
Other operating expense	5,272	2.6	176	0.1	5,096	2,895.5

Operating (loss) income	$(12,867)	(6.3)%	$14,853	6.9%	(27,720)	(186.6)

Our overall revenue decreased during the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, primarily due to lower demand for our wireless infrastructure products, and lower demand for our 2G products as the market transitions to 3G products. Sales of our 3G/4G cellular components (including our PowerSmart® family of products, our new ultra-high efficiency 3G/4G power amplifiers and our new switch-based products) partially offset these declines for the three months ended June 30, 2012.

Our overall gross margin for the three months ended June 30, 2012 decreased as compared to the three months ended July 2, 2011, due to erosion in average selling prices, as well as lower factory utilization rates and increased inventory reserves. The decrease was partially offset by a favorable product mix toward higher margin 3G/4G products and switch-based products.

Our overall operating loss was $12.9 million for the three months ended June 30, 2012, compared to operating income of $14.9 million for the three months ended July 2, 2011. This decrease was due to lower revenue as well as increased operating expenses, which are primarily due to the loss related to the asset transfer transaction of approximately $5.0 million (see Note 10 to the Condensed Consolidated Financial Statements), as well as expenses associated with new product development for 3G/4G mobile devices and increases in headcount and related personnel expenses.

Operating Expenses

Research and development expenses increased for the three months ended June 30, 2012, as compared to the three months ended July 2, 2011, primarily due to expenses resulting from new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification.

Marketing and selling expenses increased for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

General and administrative expenses increased for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, primarily due to legal expenses and consulting expenses for tax-related initiatives.

Other operating expense increased for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, primarily due to the transfer of our MBE wafer growth operations to IQE. The difference in the value of consideration received and the consideration transferred was recorded in “other operating expense” and reduced our pre-tax income in the first quarter of fiscal 2013 by approximately $5.0 million.

Segment Product Revenue, Operating Income (Loss) and Operating Income (Loss) as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	June 30, 2012	July 2, 2011	Increase (Decrease)	Percentage Change

Revenue	$152,578	$151,805	$773	0.5%
Operating income	3,256	16,956	(13,700)	(80.8)
Operating income as a % of revenue	2.1%	11.2%

The increase in CPG revenue for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, was primarily due to increased sales of our 3G/4G cellular components (including our PowerSmart® family of products, our new ultra-high efficiency 3G/4G power amplifiers and our new switch-based products) which was partially offset by lower demand for 2G products as the market transitions to 3G products. The decrease in operating income for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, was primarily due to increased expenses related to new product development for 3G/4G mobile devices and lower gross margins primarily related to erosion in average selling prices, lower factory utilization rates and increased inventory reserves. These decreases were partially offset by increased margins as a result of favorable product mix towards higher margin 3G/4G products and switch-based products.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	June 30, 2012	July 2, 2011	Increase (Decrease)	Percentage Change

Revenue	$49,299	$61,874	$(12,575)	(20.3)%
Operating income	1,298	8,949	(7,651)	(85.5)
Operating income as a % of revenue	2.6%	14.5%

The decrease in MPG revenue for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, was primarily due to lower demand for our wireless infrastructure products. The decrease in MPG operating income for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, was primarily due to lower revenue and lower gross margins resulting from erosion in average selling prices, lower factory utilization rates and increased inventory reserves. These decreases were partially offset by increased margins as a result of favorable product mix towards higher margin products as well as reduced operating expenses.

See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for the three months ended June 30, 2012 and July 2, 2011.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 30, 2012	July 2, 2011

Interest expense	$(2,074)	$(3,016)
Interest income	79	134
Loss on retirement of convertible subordinated notes	(722)	(778)
Other (expense) income	(738)	238
Income tax expense	(2,817)	(2,500)

Interest Expense

Interest expense decreased for the three months ended June 30, 2012 as compared to the three months ended July 2, 2011, primarily due to lower debt balances. During the first quarter of fiscal 2013, our 2012 Notes became due and the remaining principal balance of $26.5 million was paid. In addition, we purchased and retired $15.4 million original principal amount of our 2014 Notes during the first quarter of fiscal 2013.

Our interest expense included cash interest of $0.4 million for the three months ended June 30, 2012 compared to cash interest of $0.6 million for the three months ended July 2, 2011.

Loss on the Retirement of Convertible Subordinated Notes

During the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million as a result of applying ASC 470-20. During the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other Income

The decrease in other income for the three months ended June 30, 2012 is primarily related to the foreign currency exchange rate impact on the Sterling, Renminbi (or Yuan) and Euro as it relates to the changes in our local currency denominated balance sheet accounts.

Income Taxes

Our provision for income taxes for the reporting periods ended June 30, 2012 and July 2, 2011 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting periods.

Income tax expense for the three months ended June 30, 2012 was $2.8 million, which is comprised primarily of tax expense related to international operations and changes in the domestic deferred tax asset valuation allowance, offset by a tax benefit related to domestic operations. Income tax expense for the three months ended July 2, 2011 was $2.5 million, which is comprised primarily of tax expense related to domestic and international operations, offset by tax benefits related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets has increased by $3.8 million from the $112.7 million balance as of the end of fiscal 2012. We intend to maintain a valuation allowance against the domestic net deferred tax asset until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of June 30, 2012, we had working capital of approximately $399.7 million, including $127.1 million in cash and cash equivalents, compared to working capital of approximately $402.7 million at July 2, 2011, including $122.7 million in cash and cash equivalents. As of June 30, 2012, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2014 Notes by $130.5 million.

Our total cash, cash equivalents and short-term investments were $250.0 million as of June 30, 2012. This balance includes approximately $94.4 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

On January 25, 2011, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. For the three months ended June 30, 2012, we repurchased on the open market approximately 1.9 million shares of our common stock at an average price of $3.75. During the first quarter of fiscal 2012, we repurchased approximately 0.9 million shares of our common stock at an average price of $5.93 on the open market.

Cash Flows from Operating Activities

Operating activities for the three months ended June 30, 2012 generated cash of $15.6 million, compared to $19.1 million for the three months ended July 2, 2011. This year-over-year decrease was primarily attributable to decreased profitability and an increase in accounts receivable, which was related to the timing of shipments.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended June 30, 2012 was $32.8 million, compared to $7.2 million for the three months ended July 2, 2011. This change was primarily due to an increase in the proceeds from maturities of available-for-sale securities and lower capital expenditures during the first three months of fiscal 2013 as compared to the first three months of fiscal 2012.

Cash Flows from Financing Activities

Net cash used in financing activities was $56.0 million for the three months ended June 30, 2012, compared to $35.6 million for the three months ended July 2, 2011. During the first three months of fiscal 2013, the 2012 Notes became due and the remaining principal balance of $26.5 million was paid with cash on hand and we also repurchased and retired $15.4 million original principal amount of our 2014 Notes. In addition, the bank loan became due and the remaining loan balance of $6.3 million was paid with cash on hand.

COMMITMENTS AND CONTINGENCIES

Bank Loan During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance of $6.3 million was repaid at maturity with cash on hand.

Convertible Debt The 2012 Notes became due on April 15, 2012 and the remaining principal balance of $26.5 million plus interest of $0.1 million was paid with cash on hand.

During the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million as a result of applying ASC 470-20.

As of June 30, 2012, the 2014 Notes had a fair value on the PORTAL Market of $117.1 million, compared to a carrying value of $107.0 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

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

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our Molecular Beam Epitaxy (MBE) wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our MOCVD supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. We have agreed to minimum purchase commitments of approximately $55.7 million for the first two years of the wafer supply agreement. (See Note 10 to the Condensed Consolidated Financial Statements for further details).

Capital Commitments At June 30, 2012, we had short-term capital commitments of approximately $4.9 million.

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

Legal We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed an action in the United States District Court for the Central District of California against the Company, alleging infringement of five Peregrine U.S. patents. On April 13, 2012, Peregrine filed a notice of voluntary dismissal of this Central District of California action without prejudice. On February 14, 2012, Peregrine filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to the Peregrine patents. The ITC investigation was initiated on June 7, 2012 and is ongoing. On April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents. On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid. Both District Court actions have been stayed pending resolution of the ITC proceeding. The parties are currently engaged in discovery matters with respect to the ITC proceeding. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced legal proceedings.

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

CONTRACTUAL OBLIGATIONS

Other than as set forth below, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments as set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

		Payments Due By Period (in thousands)
	Par Value	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible subordinated notes due 2014	$119,551	$121,942	$1,195	$120,747	$—	$—
Wafer supply agreement	N/A	$55,654	$31,610	$24,044	$—	$—

Convertible Subordinated Notes due 2014 The above table summarizes our convertible debt obligations, including interest, as of June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Wafer Supply Agreement The above table summarizes minimum purchase commitments totaling approximately $55.7 million related to the wafer supply agreement entered into with IQE, under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016 (see Note 10 to the Condensed Consolidated Financial Statements for further details).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2013. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed an action in the United States District Court for the Central District of California against the Company, alleging infringement of five Peregrine U.S. patents. On April 13, 2012, Peregrine filed a notice of voluntary dismissal of this Central District of California action without prejudice. On February 14, 2012, Peregrine filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to the Peregrine patents. The ITC investigation was initiated on June 7, 2012 and is ongoing. On April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents. On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid. Both District Court actions have been stayed pending resolution of the ITC proceeding. The parties are currently engaged in discovery matters with respect to the ITC proceeding. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced legal proceedings.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The following table summarizes our common stock repurchases for the fiscal quarter ended June 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2012 to April 28, 2012	0	$0.00	0	$157.0 million
April 29, 2012 to May 26, 2012	0	$0.00	0	$157.0 million
May 27, 2012 to June 30, 2012	1,859,099	$3.75	1,859,099	$157.0 million

Total	1,859,099	$3.75	1,859,099	$150.0 million

ITEM 6. EXHIBITS.

2.1	Asset Transfer Agreement, dated June 5, 2012, between RF Micro Devices, Inc. and IQE, Inc.*

10.1	Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc.*

10.2	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.**

10.3	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.**

10.4	Retirement and Transition Agreement dated as of April 5, 2012, between Jerry D. Neal and RF Micro Devices, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RF Micro Devices, Inc. on April 11, 2012**

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and July 2, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2012 and July 2, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and July 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements***

*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.
**	Executive compensation plan or agreement
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date: August 9, 2012	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date: August 9, 2012	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Asset Transfer Agreement, dated June 5, 2012, between RF Micro Devices, Inc. and IQE, Inc.*

10.1	Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc.*

10.2	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.**

10.3	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.**

10.4	Retirement and Transition Agreement, dated as of April 5, 2012, between Jerry D. Neal and RF Micro Devices, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RF Micro Devices, Inc. on April 11, 2012**

31.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and July 2, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2012 and July 2, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and July 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements***

*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.
**	Executive compensation plan or agreement
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.