Form 10-Q
period 2012-09-29
RF MICRO DEVICES INC
filed 2012-10-29
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2012, there were 279,505,163 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 29, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$114,998	$135,524
Short-term investments (Note 7)	91,890	164,863
Accounts receivable, less allowance of $404 and $353 as of September 29, 2012 and March 31, 2012, respectively	115,234	100,446
Inventories (Note 3)	135,980	130,372
Prepaid expenses	12,157	11,974
Other receivables	27,536	14,877
Other current assets (Note 6)	7,988	11,311
Total current assets	505,783	569,367
Property and equipment, net of accumulated depreciation of $537,527 at September 29, 2012 and $594,286 at March 31, 2012	167,555	197,921
Goodwill (Note 10)	94,655	95,628
Intangible assets, net (Note 4)	75,467	65,141
Long-term investments (Note 7)	4,234	4,325
Other non-current assets (Note 6)	33,316	32,202
Total assets	$881,010	$964,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,163	$68,382
Accrued liabilities	49,240	42,198
Current portion of long term debt, net of unamortized discount (Note 5)	—	32,759
Other current liabilities (Note 6)	5,378	4,846
Total current liabilities	137,781	148,185
Long-term debt, net of unamortized discount (Note 5)	79,539	118,949
Other long-term liabilities (Note 6)	23,980	25,119
Total liabilities	241,300	292,253
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 279,493 and 276,992 shares issued and outstanding at September 29, 2012 and March 31, 2012, respectively	926,901	938,014
Additional paid-in capital	315,605	301,387
Accumulated other comprehensive loss, net of tax	(292)	(161)
Accumulated deficit	(602,504)	(566,909)
Total shareholders’ equity	639,710	672,331
Total liabilities and shareholders’ equity	$881,010	$964,584
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenue	$209,671	$243,811	$412,331	$458,002
Cost of goods sold	143,136	153,418	281,542	289,441
Gross profit	66,535	90,393	130,789	168,561
Operating expenses:
Research and development	41,968	36,961	83,544	73,545
Marketing and selling	16,238	15,828	33,116	30,854
General and administrative	18,593	14,629	31,988	26,159
Other operating (income) expense (Note 10)	(114)	(46)	5,158	129
Total operating expenses	76,685	67,372	153,806	130,687
(Loss) income from operations	(10,150)	23,021	(23,017)	37,874
Interest expense	(1,644)	(2,581)	(3,718)	(5,597)
Interest income	64	117	143	251
Loss on retirement of convertible subordinated notes (Note 5)	(2,034)	—	(2,756)	(778)
Other income (expense)	617	(42)	(121)	196

(Loss) income before income taxes	(13,147)	20,515	(29,469)	31,946

Income tax expense (Note 6)	(3,309)	(6,205)	(6,126)	(8,704)
Net (loss) income	$(16,456)	$14,310	$(35,595)	$23,242

Net (loss) income per share (Note 2):
Basic	$(0.06)	$0.05	$(0.13)	$0.08
Diluted	$(0.06)	$0.05	$(0.13)	$0.08

Shares used in per share calculation:
Basic	278,105	277,016	277,625	276,405
Diluted	278,105	282,711	277,625	282,944
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net (loss) income	$(16,456)	$14,310	$(35,595)	$23,242
Other comprehensive (loss) income, net of tax:
Unrealized gain on marketable securities	(66)	(29)	(46)	(17)
Change in pension liability	—	(2)	—	(4)
Foreign currency translation adjustment	328	(82)	(85)	(22)
Other comprehensive income (loss)	262	(113)	(131)	(43)
Total comprehensive (loss) income	$(16,194)	$14,197	$(35,726)	$23,199
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Net (loss) income	$(35,595)	$23,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	26,050	29,079
Amortization and other non-cash items	12,535	13,814
Excess tax benefit from exercises of stock options	—	(820)
Deferred income taxes	1,327	1,575
Foreign currency adjustments	(931)	(3)
Loss on retirement of convertible subordinated notes	2,756	778
Loss on asset transfer transaction (Note 10)	5,042	—
Gain on disposal of assets, net	(64)	(841)
Loss (income) from equity investment	91	(54)
Share-based compensation expense	15,292	15,212
Changes in operating assets and liabilities:
Accounts receivable, net	(14,758)	(7,172)
Inventories	(4,638)	(13,337)
Prepaid expense and other current and non-current assets	(12,253)	(5,470)
Accounts payable and accrued liabilities	22,497	(2,132)
Income tax payable/recoverable	556	4,570
Other liabilities	(394)	(962)
Net cash provided by operating activities	17,513	57,479
Investing activities:
Purchase of property and equipment	(20,124)	(27,733)
Purchase of intangibles	(143)	—
Proceeds from sale of property and equipment	73	560
Proceeds from maturities of securities available-for-sale	96,979	83,000
Purchase of securities available-for-sale	(23,988)	(78,974)
Net cash provided by (used in) investing activities	52,797	(23,147)
Financing activities:
Payment of debt	(79,432)	(27,173)
Excess tax benefit from exercises of stock options	—	820
Proceeds from the issuance of common stock	2,144	5,826
Repurchase of common stock, including transaction costs	(6,999)	(15,373)
Tax withholding paid on behalf of employees for restricted stock units	(5,824)	(9,651)
Restricted cash associated with financing activities	2	330
Repayment of capital lease obligations	(30)	(28)
Net cash used in financing activities	(90,139)	(45,249)

Net decrease in cash and cash equivalents	(19,829)	(10,917)
Effect of exchange rate changes on cash	(697)	(167)
Cash and cash equivalents at the beginning of the period	135,524	131,760
Cash and cash equivalents at the end of the period	$114,998	$120,676

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

2. NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common shareholders	$(16,456)	$14,310	$(35,595)	$23,242
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	278,105	277,016	277,625	276,405
Effect of dilutive securities:
Share-based awards	—	5,695	—	6,539
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	278,105	282,711	277,625	282,944
Basic net (loss) income per share	$(0.06)	$0.05	$(0.13)	$0.08
Diluted net (loss) income per share	$(0.06)	$0.05	$(0.13)	$0.08

In the computation of diluted net loss per share for the three and six months ended September 29, 2012, all outstanding share-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended October 1, 2011, outstanding stock options to purchase approximately 4.3 million shares and 6.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

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
The 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of September 29, 2012, is approximately 8.4 million shares (after giving effect to an aggregate of $87.5 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
Share Repurchase
During the three months ended September 29, 2012, the Company did not repurchase any shares of its common stock. During the six months ended September 29, 2012, the Company repurchased 1.9 million shares of its common stock at an average price of $3.75 on the open market. During the three months ended October 1, 2011, the Company repurchased 1.7 million shares of its common stock at an average price of $5.72 on the open market. During the six months ended October 1, 2011, the Company repurchased 2.6 million shares of its common stock at an average price of $5.80 on the open market.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	September 29, 2012	March 31, 2012
Raw materials	$36,195	$34,426
Work in process	50,938	49,476
Finished goods	48,847	46,470
Total inventories	$135,980	$130,372

4. INTANGIBLE ASSETS

The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	September 29, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Technology licenses	$10,346	$9,842	$10,346	$9,567
Customer relationships	45,703	19,310	45,703	17,170
Acquired product technology	82,963	53,857	82,963	47,134
Wafer supply agreement	20,443	979	—	—
Total	$159,455	$83,988	$139,012	$73,871

During the first quarter of fiscal 2013, the Company entered into a wafer supply agreement under which IQE, Inc. (“IQE”), a leading global supplier of advanced semiconductor wafer products and wafer services, will supply the Company with molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) wafer starting materials. This wafer supply agreement provides the Company with competitive wafer pricing through March 31, 2016 (see Note 10 to the Condensed Consolidated Financial Statements for further information related to this transaction). The fair value of this wafer supply agreement has a useful life of approximately four years. The Company used the incremental income method to value the supply

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

agreement, which is a discounted cash flow method within the income approach, to estimate the fair value of the wafer supply agreement. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits.

Intangible asset amortization expense was $4.8 million and $9.3 million for the three and six months ended September 29, 2012, respectively. Intangible asset amortization expense was $4.6 million and $9.2 million for the three and six months ended October 1, 2011, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year Ending	Estimated Amortization Expense
2013 (remaining six months)	$11,417
2014	24,657
2015	18,715
2016	9,347
2017	4,993

5. DEBT

Debt balances at September 29, 2012 and March 31, 2012 are as follows (in thousands):

	September 29, 2012	March 31, 2012
Convertible subordinated notes due 2012, net of discount	$—	$26,411
Convertible subordinated notes due 2014, net of discount	79,539	118,949
Bank loan	—	6,348
Total debt	79,539	151,708
Less current portion	—	32,759
Total long-term debt	$79,539	$118,949

Convertible Debt
The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand. During the second quarter of fiscal 2013, the Company purchased and retired $32.0 million original principal amount of its 2014 Notes for an average price of $98.33, which resulted in a loss of $2.0 million. During the first quarter of fiscal 2013, the Company purchased and retired $15.4 million original principal amount of its 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million. During the six months ended October 1, 2011, the Company purchased and retired $22.0 million original principal amount of its 2012 Notes for an average price of $105.48, which resulted in a loss of $0.8 million. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Debt – Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

As of September 29, 2012, the 2014 Notes had a fair value on the PORTAL Market of $86.1 million, compared to a carrying value of $79.5 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

Total non-cash interest expense (in the form of discount amortization) related to the Company’s 2012 Notes and 2014 Notes was $1.5 million and $3.3 million for the three and six months ended September 29, 2012, respectively, and $2.3 million and $4.7 million for the three and six months ended October 1, 2011, respectively.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Bank Loan
During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance of $6.3 million was repaid at maturity with cash on hand.

6. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended September 29, 2012 and October 1, 2011 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 29, 2012 and October 1, 2011.

The Company’s income tax expense was $3.3 million and $6.1 million for the three and six months ended September 29, 2012, respectively, and $6.2 million and $8.7 million for the three and six months ended October 1, 2011, respectively. The Company’s effective tax rate was (25.2)% and (20.8)% for the three and six months ended September 29, 2012, respectively, and 30.2% and 27.2% for the three and six months ended October 1, 2011, respectively. The Company’s effective tax rate for both the second quarter of fiscal 2013 and the second quarter of fiscal 2012 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, the impact on deferred tax assets from decreases in the U.K. corporate tax rates that became effective and for fiscal 2012, a tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations.

Deferred Taxes
The valuation allowance against net deferred tax assets has increased by $9.7 million from the $112.7 million balance as of the end of fiscal 2012. The Company intends to maintain a valuation allowance against its domestic net deferred tax asset until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company has operations.

On July 17, 2012, the UK Finance Act 2012 was considered enacted for U.S. accounting purposes, which reduced the main corporate tax rate in the U.K. to 24% effective April 1, 2012, and will further reduce the rate to 23% effective April 1, 2013. The impact of these rate changes on the U.K. net deferred tax assets increased the Company's income tax provision in the second quarter of fiscal 2013 by approximately $1.4 million.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that began or will begin to expire in fiscal 2019 and fiscal 2013, respectively, if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions. In addition, the Company has U.K. loss carryovers that carry forward indefinitely.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $31.7 million as of the end of fiscal 2012 to $31.9 million as of the end of the second quarter of fiscal 2013, with the change arising from a $0.2 million increase related to tax positions taken with respect to the current fiscal year.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of September 29, 2012 and March 31, 2012 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 29, 2012
U.S. government/agency securities	$91,974	$1	$(85)	$91,890
Auction rate securities	2,150	—	—	2,150
Money market funds	21,302	—	—	21,302
	$115,426	$1	$(85)	$115,342
March 31, 2012
U.S. government/agency securities	$195,901	$—	$(39)	$195,862
Auction rate securities	2,150	—	—	2,150
Money market funds	21,314	—	—	21,314
	$219,365	$—	$(39)	$219,326

The estimated fair value of available-for-sale securities was based on the prevailing market values on September 29, 2012 and March 31, 2012. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for the three and six months ended September 29, 2012 were immaterial. There were no gross realized gains or losses recognized on available-for-sale securities for the three and six months ended October 1, 2011.

The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of September 29, 2012 and March 31, 2012 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $27.9 million and $86.9 million, respectively. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of September 29, 2012 and as of March 31, 2012.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	September 29, 2012		March 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$113,276	$113,192	$217,215	$217,176
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$115,426	$115,342	$219,365	$219,326

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, auction rate securities (ARS), and money market funds. Marketable securities are reported at fair value in cash and cash equivalents, short-term investments and long-term investments on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in accumulated other comprehensive loss, a component of shareholders’ equity, net of tax.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Instruments Measured at Fair Value on a Recurring Basis
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of September 29, 2012 and March 31, 2012 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 29, 2012
U.S. government/agency securities	$91,890	$91,890	$—
Auction rate securities	2,150	—	2,150
Money market funds	21,302	21,302	—
	$115,342	$113,192	$2,150
March 31, 2012
U.S. government/agency securities	$195,862	$195,862	$—
Auction rate securities	2,150	—	2,150
Money market funds	21,314	21,314	—
	$219,326	$217,176	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of September 29, 2012 and March 31, 2012, the Company did not have any Level 3 securities.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during the three and six months ended September 29, 2012 and October 1, 2011.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02 "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, ASU 2012-02 eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to significantly impact the Company’s Condensed Consolidated Financial Statements.

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

9. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of September 29, 2012 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

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

MPG is a leading global supplier of a broad array of RF components, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCO’s), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During the second quarter of fiscal 2013, the Company's foundry services were realigned from its CSG to its MPG.

CSG is a business group established to leverage RFMD’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of September 29, 2012, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as stock-based compensation, amortization of purchased intangible assets, loss on asset transfer transaction, intellectual property rights (IPR) litigation costs, the inventory revaluation resulting

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

from the transfer of the Company's MBE operations, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net revenue:
CPG	$160,447	$190,822	$313,025	$342,627
MPG	49,224	52,989	99,306	115,375
Total net revenue	$209,671	$243,811	$412,331	$458,002
(Loss) income from operations:
CPG	$7,204	$33,138	$10,460	$50,094
MPG	2,774	5,025	4,339	14,064
Other operating segment	(655)	(806)	(1,264)	(1,662)
All other	(19,473)	(14,336)	(36,552)	(24,622)
(Loss) income from operations	(10,150)	23,021	(23,017)	37,874
Interest expense	(1,644)	(2,581)	(3,718)	(5,597)
Interest income	64	117	143	251
Loss on retirement of convertible subordinated notes	(2,034)	—	(2,756)	(778)
Other income (expense)	617	(42)	(121)	196
(Loss) income before income taxes	$(13,147)	$20,515	$(29,469)	$31,946

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Reconciliation of “All other” category:
Share-based compensation expense	$(9,546)	$(9,784)	$(15,292)	$(15,212)
Amortization of intangible assets	(4,752)	(4,597)	(9,324)	(9,200)
Loss on asset transfer transaction	—	—	(5,042)	—
IPR litigation costs	(2,775)	—	(3,518)	—
Inventory revaluation resulting from transfer of MBE operations	(2,436)	—	(2,518)	—
Other income (expenses) (restructuring, (gain) loss on PP&E, start-up costs, certain legal and consulting expense, and other non-cash expenses)	36	45	(858)	(210)
Loss from operations for “All other”	$(19,473)	$(14,336)	$(36,552)	$(24,622)

10. ASSET TRANSFER TRANSACTION

During the first quarter of fiscal 2013, the Company entered into an asset transfer agreement with IQE under which it transferred its MBE operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower the Company’s manufacturing costs, strengthen its MOCVD supply chain and provide it with access to newly developed

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

wafer starting process technologies. The assets transferred to IQE had a total book value of approximately $24.4 million and included the Company’s leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility, all of which were written off during the first quarter of fiscal 2013. In addition, the Company wrote-off approximately $1.0 million of MPG-related goodwill as a result of this transaction. The asset transfer agreement contains standard representations, warranties, covenants and indemnities of the parties for transactions of this type.

In conjunction with the asset transfer agreement, the Company and IQE entered into a wafer supply agreement under which IQE will supply the Company with MBE and MOCVD wafer starting materials. This wafer supply agreement, which was recorded as an intangible asset on the Company’s Condensed Consolidated Balance Sheet, provides the Company with competitive wafer pricing through March 31, 2016 (see Note 4 to the Condensed Consolidated Financial Statements for further information related to the fair value of the supply agreement). As of September 29, 2012, the Company's minimum purchase commitment related to the wafer supply agreement is approximately $50.0 million.

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

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF components, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCO’s), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During the second quarter of fiscal 2013, our foundry services were realigned from our Compound Semiconductor Group to our MPG.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.
As of September 29, 2012, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

SECOND QUARTER FISCAL 2013 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue decreased 14.0% as compared to the second quarter of fiscal 2012, primarily due to lower demand for our 2G products that are used in low-end voice-only phones and lower demand for our wireless infrastructure products. These decreases were partially offset by increased sales of our 3G/4G cellular components.

•
Gross margin for the quarter was 31.7% as compared to 37.1% for the second quarter of fiscal 2012.  The decrease was primarily due to erosion in average selling prices as well as lower factory utilization rates. These decreases were partially offset by a favorable product mix toward higher margin products.

•
Operating loss was $10.2 million for the second quarter of fiscal 2013 as compared to operating income of $23.0 million for the second quarter of fiscal 2012. This decrease was due to lower revenue as well as increased operating expenses associated with new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, and an increase in legal expenses resulting from IPR litigation.

•
Cash flow from operations was $1.9 million for the second quarter of fiscal 2013 as compared to $38.4 million for the second quarter of fiscal 2012. This decrease was primarily attributable to decreased profitability resulting from lower revenue and increased operating expenses related to the continued investment in new product development as well as increased investments targeting customer diversification.

•	Inventory totaled $136.0 million at September 29, 2012, reflecting turns of 4.2 as compared to $163.2 million and turns of 3.8 at October 1, 2011.

•
During the second quarter of fiscal 2013, we purchased and retired $32.0 million original principal amount of our 2014 Notes for an average price of $98.33, which resulted in a loss of approximately $2.0 million as a result of applying ASC 470-20.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended September 29, 2012 and October 1, 2011.

	Three Months Ended
(In thousands, except percentages)	September 29, 2012	% of Revenue	October 1, 2011	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$209,671	100.0%	$243,811	100.0%	$(34,140)	(14.0)%
Cost of goods sold	143,136	68.3	153,418	62.9	(10,282)	(6.7)
Gross margin	66,535	31.7	90,393	37.1	(23,858)	(26.4)
Research and development	41,968	20.0	36,961	15.2	5,007	13.5
Marketing and selling	16,238	7.7	15,828	6.5	410	2.6
General and administrative	18,593	8.9	14,629	6.0	3,964	27.1
Other operating income	(114)	(0.1)	(46)	—	(68)	147.8
Operating (loss) income	$(10,150)	(4.8)%	$23,021	9.4%	(33,171)	(144.1)

	Six Months Ended
(In thousands, except percentages)	September 29, 2012	% of Revenue	October 1, 2011	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$412,331	100.0%	$458,002	100.0%	$(45,671)	(10.0)%
Cost of goods sold	281,542	68.3	289,441	63.2	(7,899)	(2.7)
Gross margin	130,789	31.7	168,561	36.8	(37,772)	(22.4)
Research and development	83,544	20.3	73,545	16.1	9,999	13.6
Marketing and selling	33,116	8.0	30,854	6.7	2,262	7.3
General and administrative	31,988	7.8	26,159	5.7	5,829	22.3
Other operating expense	5,158	1.2	129	—	5,029	3,898.4
Operating (loss) income	$(23,017)	(5.6)%	$37,874	8.3%	(60,891)	(160.8)

Our overall revenue decreased during the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, primarily due to lower demand for our 2G products that are used in low-end voice-only phones. We also experienced lower demand for our wireless infrastructure products due to the challenging macroeconomic environment which caused our major base station customers to delay investments in wireless infrastructure equipment. Sales of our 3G/4G cellular components partially offset these declines for the three and six months ended September 29, 2012. Our 3G/4G cellular components include our 3G entry products, our switch-based products, our ultra-high efficiency 3G/4G power amplifiers and our PowerSmart® family of products.
Our overall gross margin for the three and six months ended September 29, 2012 decreased as compared to the three and six months ended October 1, 2011, primarily due to erosion in average selling prices and lower factory utilization rates, which was partially offset by a favorable product mix toward higher margin products.
Our overall operating loss was $10.2 million for the three months ended September 29, 2012 compared to operating income of $23.0 million for the three months ended October 1, 2011. This decrease was due to lower revenue as well as increased operating expenses associated with new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, and an increase in legal expenses resulting from IPR litigation.
Our overall operating loss was $23.0 million for the six months ended September 29, 2012 compared to operating income of $37.9 million for the six months ended October 1, 2011. This decrease was due to lower revenue as well as increased operating expenses associated with new product development for 3G/4G mobile devices, increases in headcount and related personnel expenses, and an increase in legal expenses resulting from IPR litigation. In addition, during the first quarter of fiscal 2013, we recorded a loss of approximately $5.0 million related to an asset transfer transaction (see Note 10 to the Condensed Consolidated Financial Statements).
Operating Expenses
Research and development expenses increased for the three and six months ended September 29, 2012, as compared to the three and six months ended October 1, 2011, primarily due to expenses resulting from new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification.
Marketing and selling expenses increased for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.
General and administrative expenses increased for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, primarily due to legal expenses resulting from IPR litigation ($2.8 million and $3.5 million for the three and six months ended September 29, 2012, respectively) and consulting expenses for tax-related initiatives.
Other operating income for the three months ended September 29, 2012 was relatively consistent as compared to the three months ended October 1, 2011. Other operating expense increased for the six months ended September 29, 2012 as compared to the six months ended October 1, 2011, due to the transfer of our MBE wafer growth operations to IQE. The difference in the value of consideration received and the consideration transferred was recorded in “other operating expense” and reduced our pre-tax income for the six months ended September 29, 2012 by approximately $5.0 million.

Segment Product Revenue, Operating Income (Loss) and Operating Income (Loss) as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Increase (Decrease)	Percentage Change
Revenue	$160,447	$190,822	$(30,375)	(15.9)%
Operating income	7,204	33,138	(25,934)	(78.3)
Operating income as a % of revenue	4.5%	17.4%

	Six Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Increase (Decrease)	Percentage Change
Revenue	$313,025	$342,627	$(29,602)	(8.6)%
Operating income	10,460	50,094	(39,634)	(79.1)
Operating income as a % of revenue	3.3%	14.6%

The decrease in CPG revenue for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, was primarily due to lower demand for our 2G products that are used in low-end voice-only phones. Sales of our 3G/4G cellular components partially offset these declines for the three and six months ended September 29, 2012.

The decrease in CPG operating income for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, was primarily due to lower revenue, increased expenses related to new product development for 3G/4G mobile devices as well as investments targeting customer diversification and lower gross margins primarily related to erosion in average selling prices as well as lower factory utilization rates. These decreases were partially offset by increased margins as a result of favorable product mix towards higher margin products.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Increase (Decrease)	Percentage Change
Revenue	$49,224	$52,989	$(3,765)	(7.1)%
Operating income	2,774	5,025	(2,251)	(44.8)
Operating income as a % of revenue	5.6%	9.5%

	Six Months Ended
(In thousands, except percentages)	September 29, 2012	October 1, 2011	Increase (Decrease)	Percentage Change
Revenue	$99,306	$115,375	$(16,069)	(13.9)%
Operating income	4,339	14,064	(9,725)	(69.1)
Operating income as a % of revenue	4.4%	12.2%
The decrease in MPG revenue for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, was primarily due to lower demand for our wireless infrastructure products. Macroeconomic conditions are causing reduced carrier spending on wireless infrastructure equipment, resulting in lower demand from our major base station customers in fiscal 2013.
The decrease in MPG operating income for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, was primarily due to lower revenue and lower gross margins resulting from erosion in average selling prices and an unfavorable product mix towards lower margin products. These decreases were partially offset by reduced operating expenses.
See Note 9 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for the three and six months ended September 29, 2012 and October 1, 2011.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Interest expense	$(1,644)	$(2,581)	$(3,718)	$(5,597)
Interest income	64	117	143	251
Loss on retirement of convertible subordinated notes	(2,034)	—	(2,756)	(778)
Other (expense) income	617	(42)	(121)	196
Income tax expense	(3,309)	(6,205)	(6,126)	(8,704)

Interest Expense
Interest expense decreased for the three and six months ended September 29, 2012 as compared to the three and six months ended October 1, 2011, primarily due to lower debt balances. During the first quarter of fiscal 2013, our 2012 Notes became due and the remaining principal balance of $26.5 million was paid. In addition, we purchased and retired $32.0 million and $47.4 million original principal amount of our 2014 Notes during the three and six months ended September 29, 2012, respectively.

Our interest expense included cash interest of $0.3 million and $0.6 million for the three and six months ended September 29, 2012, respectively, compared to cash interest of $0.4 million and $1.0 million for the three and six months ended October 1, 2011, respectively.

Loss on the Retirement of Convertible Subordinated Notes
During the second quarter of fiscal 2013, we purchased and retired $32.0 million original principal amount of our 2014 Notes for an average price of $98.33, which resulted in a loss of $2.0 million as a result of applying ASC 470-20. In addition, during the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million as a result of applying ASC 470-20. During the first quarter of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes for an average price of $105.48, which resulted in a loss of approximately $0.8 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other (Expense) Income
The fluctuations in other (expense)/income for the three and six months ended September 29, 2012 are primarily related to the foreign currency exchange rate impact on the Sterling, Renminbi (or Yuan) and Euro as it relates to the changes in our local currency denominated balance sheet accounts.

Income Taxes
Our provision for income taxes for the three and six months ended September 29, 2012 and October 1, 2011 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 29, 2012 and October 1, 2011.

Income tax expense for the three and six months ended September 29, 2012 was $3.3 million and $6.1 million, respectively, which is comprised primarily of tax expense related to international operations and changes in the domestic deferred tax asset valuation allowance, offset by a tax benefit related to domestic operations. Income tax expense for the three and six months ended October 1, 2011 was $6.2 million and $8.7 million, respectively, which is comprised primarily of tax expense related to domestic and international operations, offset by tax benefits related to changes in the domestic deferred tax asset valuation allowance.

On July 17, 2012, the UK Finance Act 2012 was considered enacted for U.S. accounting purposes, which reduced the main corporate tax rate in the U.K. to 24% effective April 1, 2012, and will further reduce the rate to 23% effective April 1, 2013. The impact of these rate changes on the U.K. net deferred tax assets increased our income tax provision in the second quarter of fiscal 2013 by approximately $1.4 million.

The valuation allowance against net deferred tax assets increased by $9.7 million from $112.7 million as of the end of fiscal 2012. We intend to maintain a valuation allowance against the domestic net deferred tax asset until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of September 29, 2012, we had working capital of approximately $368.0 million, including $115.0 million in cash and cash equivalents, compared to working capital of approximately $427.4 million at October 1, 2011, including $120.7 million in cash and cash equivalents. This decrease in working capital is primarily attributable to the purchase and retirement of approximately $47.4 million principal amount of our 2014 Notes during the six months ended September 29, 2012. As of September 29, 2012, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2014 Notes by $119.4 million.

Our total cash, cash equivalents and short-term investments were $206.9 million as of September 29, 2012. This balance includes approximately $91.0 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

On January 25, 2011, we announced that our Board of Directors authorized the repurchase of up to $200.0 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013.  This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions.  For the three and six months ended September 29, 2012, we repurchased approximately 1.9 million shares of our common stock on the open market, at an average price of $3.75 per share. During the three and six months ended October 1, 2011, we repurchased approximately 1.7 million and 2.6 million shares, respectively, of our common stock on the open market, at an average per share price of $5.72 and $5.80, respectively.

Cash Flows from Operating Activities
Operating activities for the six months ended September 29, 2012, generated cash of $17.5 million, compared to $57.5 million for the six months ended October 1, 2011. This year-over-year decrease was primarily attributable to decreased profitability resulting from lower revenue and increased operating expenses related to the continued investment in new product development as well as increased investments targeting customer diversification.

Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended September 29, 2012 was $52.8 million, compared to net cash used in investing activities of $23.1 million for the six months ended October 1, 2011. This change was primarily due to an increase in the net proceeds from maturities of available-for-sale securities and lower capital expenditures during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

Cash Flows from Financing Activities
Net cash used in financing activities was $90.1 million for the six months ended September 29, 2012, compared to $45.2 million for the six months ended October 1, 2011. During the first six months of fiscal 2013, the 2012 Notes became due and the remaining principal balance of $26.5 million was paid with cash on hand. In addition, we repurchased and retired $47.4 million original principal amount of our 2014 Notes and the $6.3 million remaining balance of our bank loan became due and was paid with cash on hand. During the first six months of fiscal 2012, we purchased and retired $22.0 million original principal amount of our 2012 Notes.

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

During the second quarter of fiscal 2013, we purchased and retired $32.0 million original principal amount of our 2014 Notes for an average price of $98.33, which resulted in a loss of $2.0 million as a result of applying ASC 470-20. In addition, during the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $0.7 million, as a result of applying ASC 470-20. As of September 29, 2012, the 2014 Notes had a fair value on the PORTAL Market of $86.1 million, compared to a carrying value of $79.5 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

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

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our MOCVD supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of September 29, 2012, our minimum purchase commitment related to the wafer supply agreement is approximately $50.0 million (see Note 10 to the Condensed Consolidated Financial Statements for further details).

Capital Commitments At September 29, 2012, we had short-term capital commitments of approximately $6.8 million.

Future Sources of Funding Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if current economic conditions or other factors cause a material reduction in the demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing, additional credit facilities, enter into sale-leaseback transactions or obtain asset-based financing. We also may seek to secure debt facilities to fund future acquisitions of businesses or technologies or capital projects. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all, particularly given the current macroeconomic conditions.

Legal We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to five Peregrine U.S. patents.  Following its voluntary dismissal of a predecessor action, on April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents.  On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid.  Both District Court actions were stayed pending resolution of the ITC proceeding. On October 11, 2012, Peregrine filed an unopposed motion to terminate the ITC proceeding and withdraw its complaint. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced remaining legal proceedings.

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

		Payments Due By Period (in thousands)
	Par Value	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes due 2014	$87,503	$89,253	$875	$88,378	$—	$—
Wafer supply agreement	N/A	$50,014	$32,528	$17,486	$—	$—

Convertible Subordinated Notes due 2014 The above table summarizes our convertible debt obligations, including interest, as of September 29, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Wafer Supply Agreement The above table summarizes minimum purchase commitments totaling approximately $50.0 million related to the wafer supply agreement entered into with IQE, under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016 (see Note 10 to the Condensed Consolidated Financial Statements for further details).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2013. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to five Peregrine U.S. patents.  Following its voluntary dismissal of a predecessor action, on April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents.  On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid.  Both District Court actions were stayed pending resolution of the ITC proceeding. On October 11, 2012, Peregrine filed an unopposed motion to terminate the ITC proceeding and withdraw its complaint. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced remaining legal proceedings.

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

ITEM 6. EXHIBITS.

10.1	RF Micro Devices, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-183356) filed August 16, 2012)*

10.2	RF Micro Devices, Inc. Director Compensation Plan (As Amended and Restated Effective August 16, 2012)*

10.3	Form of Director Annual/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.4	Form of Director Annual/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.5	Form of Director Initial/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.6	Form of Director Initial/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.7	Form of Senior Officer Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.8	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.9	Form of Senior Officer Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.10	Form of Change in Control Agreement with RF Micro Devices, Inc.*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 29, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended September 29, 2012 and October 1, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 29, 2012 and October 1, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2012 and October 1, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements

*	Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	October 29, 2012	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date:	October 29, 2012	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	RF Micro Devices, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-183356) filed August 16, 2012)*

10.2	RF Micro Devices, Inc. Director Compensation Plan (As Amended and Restated Effective August 16, 2012)*

10.3	Form of Director Annual/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.4	Form of Director Annual/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.5	Form of Director Initial/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.6	Form of Director Initial/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.7	Form of Senior Officer Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.8	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.9	Form of Senior Officer Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.10	Form of Change in Control Agreement with RF Micro Devices, Inc.*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 29, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended September 29, 2012 and October 1, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 29, 2012 and October 1, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 29, 2012 and October 1, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.