Form 10-Q/A
period 2012-06-30
RF MICRO DEVICES INC
filed 2013-01-03
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 27, 2012, there were 276,712,143 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed on August 9, 2012 (the “Original 10-Q”), of RF Micro Devices, Inc. (the “Company”). The Company is filing this Amendment to amend Part II, Item 6 of the Original 10-Q to include a revised version of Exhibit 10.1.
This Amendment should be read in conjunction with the Original 10-Q and the Company's other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on August 9, 2012. The Original 10-Q has not been amended or updated to reflect events occurring after August 9, 2012, except as specifically set forth in this Amendment.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

2.1	Asset Transfer Agreement, dated June 5, 2012, between RF Micro Devices, Inc. and IQE, Inc.++ *

10.1	Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc.+ *

10.2	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.++ **

10.3	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.++ **

10.4
Retirement and Transition Agreement, dated as of April 5, 2012, between Jerry D. Neal and RF Micro Devices, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RF Micro Devices, Inc. on April 11, 2012++**

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2
Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and July 2, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2012 and July 2, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and July 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements ++

+	Filed herewith.
++	Previously filed or furnished with the Original 10-Q.
*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.
**	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	January 3, 2013	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date:	January 3, 2013	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Asset Transfer Agreement, dated June 5, 2012, between RF Micro Devices, Inc. and IQE, Inc.++ *

10.1	Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc.+ *

10.2	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.++ **

10.3	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc.++ **

10.4
Retirement and Transition Agreement, dated as of April 5, 2012, between Jerry D. Neal and RF Micro Devices, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by RF Micro Devices, Inc. on April 11, 2012++**

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2
Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and July 2, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2012 and July 2, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and July 2, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements ++

+	Filed herewith.
++	Previously filed or furnished with the Original 10-Q.
*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Exchange Act.
**	Executive compensation plan or agreement
Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.