Form 10-Q
period 2012-12-29
RF MICRO DEVICES INC
filed 2013-02-06
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 25, 2013, there were 279,585,175 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 29, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$113,665	$135,524
Short-term investments (Note 6)	75,976	164,863
Accounts receivable, less allowance of $407 and $353 as of December 29, 2012 and March 31, 2012, respectively	145,498	100,446
Inventories (Note 3)	159,021	130,372
Prepaid expenses	11,488	11,974
Other receivables	23,700	14,877
Other current assets (Note 5)	5,209	11,311
Total current assets	534,557	569,367
Property and equipment, net of accumulated depreciation of $545,771 at December 29, 2012 and $594,286 at March 31, 2012	170,932	197,921
Goodwill (Notes 9, 10 and 11)	104,363	95,628
Intangible assets, net (Notes 9 and 10)	100,569	65,141
Long-term investments (Note 6)	4,186	4,325
Other non-current assets (Note 5)	31,818	32,202
Total assets	$946,425	$964,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,639	$68,382
Accrued liabilities	61,284	42,198
Current portion of long term debt, net of unamortized discount (Note 4)	—	32,759
Other current liabilities (Note 5)	6,717	4,846
Total current liabilities	195,640	148,185
Long-term debt, net of unamortized discount (Note 4)	80,769	118,949
Other long-term liabilities (Note 5)	23,029	25,119
Total liabilities	299,438	292,253
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 279,579 and 276,992 shares issued and outstanding at December 29, 2012 and March 31, 2012, respectively	926,957	938,014
Additional paid-in capital	324,205	301,387
Accumulated other comprehensive loss, net of tax	(228)	(161)
Accumulated deficit	(603,947)	(566,909)
Total shareholders’ equity	646,987	672,331
Total liabilities and shareholders’ equity	$946,425	$964,584
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Revenue	$271,213	$225,425	$683,544	$683,427
Cost of goods sold	184,403	161,864	465,945	451,305
Gross profit	86,810	63,561	217,599	232,122
Operating expenses:
Research and development	46,509	37,455	130,053	110,999
Marketing and selling	16,906	16,047	50,022	46,901
General and administrative	15,746	12,238	47,734	38,396
Other operating expense (Notes 10 and 11)	1,969	5	7,127	136
Total operating expenses	81,130	65,745	234,936	196,432
Income (loss) from operations	5,680	(2,184)	(17,337)	35,690
Interest expense	(1,368)	(2,798)	(5,086)	(8,395)
Interest income	52	114	195	364
Loss on retirement of convertible subordinated notes (Note 4)	—	(20)	(2,756)	(798)
Other income	143	620	22	816

Income (loss) before income taxes	4,507	(4,268)	(24,962)	27,677

Income tax expense (Note 5)	(5,950)	(5,125)	(12,076)	(13,829)
Net (loss) income	$(1,443)	$(9,393)	$(37,038)	$13,848

Net (loss) income per share (Note 2):
Basic	$(0.01)	$(0.03)	$(0.13)	$0.05
Diluted	$(0.01)	$(0.03)	$(0.13)	$0.05

Shares used in per share calculation:
Basic	279,523	277,192	277,562	276,478
Diluted	279,523	277,192	277,562	283,079
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net (loss) income	$(1,443)	$(9,393)	$(37,038)	$13,848
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on marketable securities	82	(10)	36	(27)
Change in pension liability	—	(2)	—	(6)
Foreign currency translation adjustment	(18)	47	(103)	25
Other comprehensive income (loss)	64	35	(67)	(8)
Total comprehensive (loss) income	$(1,379)	$(9,358)	$(37,105)	$13,840
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net (loss) income	$(37,038)	$13,848
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	37,654	43,458
Amortization and other non-cash items	20,208	20,765
Excess tax benefit from exercises of stock options	—	(163)
Deferred income taxes	4,141	2,460
Foreign currency adjustments	(1,153)	(91)
Loss on retirement of convertible subordinated notes	2,756	798
Loss on asset transfer transaction (Note 11)	5,042	—
Gain on disposal of assets, net	(663)	(1,062)
Loss (income) from equity investment	140	(552)
Share-based compensation expense	24,124	21,621
Changes in operating assets and liabilities:
Accounts receivable, net	(38,854)	4,841
Inventories	(16,832)	1,804
Prepaid expense and other current and non-current assets	(6,481)	604
Accounts payable and accrued liabilities	66,069	(10,020)
Income tax payable/recoverable	1,668	6,644
Other liabilities	7	(1,322)
Net cash provided by operating activities	60,788	103,633
Investing activities:
Purchase of property and equipment	(33,796)	(36,418)
Restricted cash associated with investing activities	—	(516)
Purchase of business, net of cash acquired (Notes 9 and 10)	(48,099)	—
Proceeds from sale of property and equipment	443	917
Proceeds from maturities of securities available-for-sale	158,975	155,001
Purchase of securities available-for-sale	(69,967)	(155,908)
Net cash provided by (used in) investing activities	7,556	(36,924)
Financing activities:
Payment of debt	(79,432)	(34,104)
Excess tax benefit from exercises of stock options	—	163
Proceeds from the issuance of common stock	2,808	10,050
Repurchase of common stock, including transaction costs	(6,999)	(30,373)
Tax withholding paid on behalf of employees for restricted stock units	(5,866)	(9,651)
Restricted cash associated with financing activities	(98)	338
Repayment of capital lease obligations	(46)	(43)
Net cash used in financing activities	(89,633)	(63,620)

Net (decrease) increase in cash and cash equivalents	(21,289)	3,089
Effect of exchange rate changes on cash	(570)	(365)
Cash and cash equivalents at the beginning of the period	135,524	131,760
Cash and cash equivalents at the end of the period	$113,665	$134,484
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

2. NET (LOSS) INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common shareholders	$(1,443)	$(9,393)	$(37,038)	$13,848
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	279,523	277,192	277,562	276,478
Effect of dilutive securities:
Share-based awards	—	—	—	6,601
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	279,523	277,192	277,562	283,079
Basic net (loss) income per share	$(0.01)	$(0.03)	$(0.13)	$0.05
Diluted net (loss) income per share	$(0.01)	$(0.03)	$(0.13)	$0.05

In the computation of diluted net loss per share for the three and nine months ended December 29, 2012 and three months ended December 31, 2011, all outstanding share-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the nine months ended December 31, 2011, outstanding stock options to purchase approximately 4.7 million shares were excluded because the exercise price of the options

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.
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
The 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of December 29, 2012, is approximately 8.4 million shares (after giving effect to an aggregate of $87.5 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
Share Repurchase
During the three months ended December 29, 2012, the Company did not repurchase any shares of its common stock. During the nine months ended December 29, 2012, the Company repurchased 1.9 million shares of its common stock at an average price of $3.75 on the open market. During the three months ended December 31, 2011, the Company repurchased 2.3 million shares of its common stock at an average price of $6.63 on the open market. During the nine months ended December 31, 2011, the Company repurchased 4.9 million shares of its common stock at an average price of $6.18 on the open market.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	December 29, 2012	March 31, 2012
Raw materials	$45,004	$34,426
Work in process	59,493	49,476
Finished goods	54,524	46,470
Total inventories	$159,021	$130,372

4. DEBT

Debt balances at December 29, 2012 and March 31, 2012 are as follows (in thousands):

	December 29, 2012	March 31, 2012
Convertible subordinated notes due 2012, net of discount	$—	$26,411
Convertible subordinated notes due 2014, net of discount	80,769	118,949
Bank loan	—	6,348
Total debt	80,769	151,708
Less current portion	—	32,759
Total long-term debt	$80,769	$118,949

Convertible Debt
The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand. During the first nine months of fiscal 2013, the Company purchased and retired $47.4 million original principal amount of its 2014 Notes, which resulted in a loss of $2.8 million.

During the first nine months of fiscal 2012, the Company purchased and retired $28.0 million original principal amount of its 2012 Notes, which resulted in a loss of $0.8 million. In accordance with Financial Accounting Standards Board (“FASB”)

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Accounting Standards Codification (“ASC”) 470-20, “Debt – Debt with Conversions and Other Options” (“ASC 470-20”), the Company records gains and losses on the early retirement of its 2012 Notes and 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

As of December 29, 2012, the 2014 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages ("PORTAL") Market of $86.3 million, compared to a carrying value of $80.8 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

Total non-cash interest expense (in the form of discount amortization) related to the Company’s 2012 Notes and 2014 Notes was $1.2 million and $4.4 million for the three and nine months ended December 29, 2012, respectively, and $2.4 million and $7.1 million for the three and nine months ended December 31, 2011, respectively.

Bank Loan
During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance that equaled U.S. $6.3 million was repaid at maturity with cash on hand.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 29, 2012 and December 31, 2011, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 29, 2012 and December 31, 2011.

The Company’s income tax expense was $6.0 million and $12.1 million for the three and nine months ended December 29, 2012, respectively, and $5.1 million and $13.8 million for the three and nine months ended December 31, 2011, respectively. The Company’s effective tax rate was 132.0% and (48.4)% for the three and nine months ended December 29, 2012, respectively, and (120.1)% and 50.0% for the three and nine months ended December 31, 2011, respectively. The Company’s effective tax rate for both the third quarter of fiscal 2013 and the third quarter of fiscal 2012 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, the impact on deferred tax assets from decreases in the U.K. corporate tax rates that became effective and for fiscal 2012, a tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations.

Deferred Taxes
The valuation allowance against net deferred tax assets has increased in fiscal 2013 by $54.6 million from the $112.7 million balance as of the end of fiscal 2012. The Company intends to maintain a valuation allowance against its domestic net deferred tax asset until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $31.7 million as of the end of fiscal 2012 to $36.0 million as of the end of the third quarter of fiscal 2013, with the change arising from a $0.2 million increase related to tax positions taken with respect to the current fiscal year and a $4.1 million increase related to tax positions assumed in a business combination.

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

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of December 29, 2012 and March 31, 2012 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 29, 2012
U.S. government/agency securities	$75,976	$7	$(7)	$75,976
Auction rate securities	2,150	—	—	2,150
Money market funds	34,818	—	—	34,818
	$112,944	$7	$(7)	$112,944
March 31, 2012
U.S. government/agency securities	$195,901	$—	$(39)	$195,862
Auction rate securities	2,150	—	—	2,150
Money market funds	21,314	—	—	21,314
	$219,365	$—	$(39)	$219,326

The estimated fair value of available-for-sale securities was based on the prevailing market values on December 29, 2012 and March 31, 2012. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for the three and nine months ended December 29, 2012 were immaterial. There were no gross realized gains or losses recognized on available-for-sale securities for the three and nine months ended December 31, 2011.

The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of December 29, 2012 and March 31, 2012 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $16.0 million and $86.9 million, respectively. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of December 29, 2012 and as of March 31, 2012.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	December 29, 2012		March 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$110,794	$110,794	$217,215	$217,176
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$112,944	$112,944	$219,365	$219,326

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

Financial Instruments Measured at Fair Value on a Recurring Basis
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 29, 2012 and March 31, 2012 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 29, 2012
U.S. government/agency securities	$75,976	$75,976	$—
Auction rate securities	2,150	—	2,150
Money market funds	34,818	34,818	—
	$112,944	$110,794	$2,150
March 31, 2012
U.S. government/agency securities	$195,862	$195,862	$—
Auction rate securities	2,150	—	2,150
Money market funds	21,314	21,314	—
	$219,326	$217,176	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of December 29, 2012 and March 31, 2012, the Company did not have any Level 3 securities.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis
The Company’s non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during the three and nine months ended December 29, 2012 and December 31, 2011.

Financial Instruments Not Recorded at Fair Value
For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Condensed Consolidated Financial Statements. The fair values of the Company’s convertible subordinated notes are measured using a Level 1 valuation technique, and are obtained from the PORTAL Market. See Note 4 to the Condensed Consolidated Financial Statements for the fair value disclosure of the Company’s convertible subordinated notes.

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

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted this guidance in the first quarter of fiscal 2013 by presenting Condensed Consolidated Statements of Comprehensive (Loss) Income after the Condensed Consolidated Statements of Operations. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, this standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), which indefinitely defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments.

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

8. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of December 29, 2012 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are increasingly required in next-generation 3G and 4G devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks, tablets and USB modems.

MPG is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices) and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

During the second quarter of fiscal 2013, the Company's foundry services were realigned from its CSG to its MPG. CSG is a business group established to leverage RFMD’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of December 29, 2012, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as share-based compensation, amortization of purchased intangible assets, acquired inventory step-up and revaluation, acquisition-related costs, loss on asset transfer transaction, intellectual property rights (IPR) litigation costs, the inventory revaluation resulting from the transfer of the Company's molecular beam epitaxy (“MBE”) operations, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net revenue:
CPG	$222,662	$179,254	$535,687	$521,881
MPG	48,551	46,171	147,857	161,546
Total net revenue	$271,213	$225,425	$683,544	$683,427
Income (loss) from operations:
CPG	$25,689	$11,745	$36,149	$61,839
MPG	1,885	(1,690)	6,224	12,374
Other operating segment	(750)	(1,052)	(2,014)	(2,714)
All other	(21,144)	(11,187)	(57,696)	(35,809)
Income (loss) from operations	5,680	(2,184)	(17,337)	35,690
Interest expense	(1,368)	(2,798)	(5,086)	(8,395)
Interest income	52	114	195	364
Loss on retirement of convertible subordinated notes	—	(20)	(2,756)	(798)
Other income	143	620	22	816
Income (loss) before income taxes	$4,507	$(4,268)	$(24,962)	$27,677

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Reconciliation of “All other” category:
Share-based compensation expense	$(8,832)	$(6,409)	$(24,124)	$(21,621)
Amortization of intangible assets	(6,456)	(4,598)	(15,780)	(13,798)
Acquired inventory step-up and revaluation	(2,558)	—	(2,558)	—
Acquisition-related costs and restructuring expenses	(2,019)	—	(2,019)	—
Loss on asset transfer transaction	—	—	(5,042)	—
IPR litigation costs	(1,173)	—	(4,691)	—
Inventory revaluation resulting from transfer of MBE operations	—	—	(2,518)	—
Other expenses (including restructuring, (gain) loss on property and equipment, start-up costs, certain legal and consulting expenses)	(106)	(180)	(964)	(390)
Loss from operations for “All other”	$(21,144)	$(11,187)	$(57,696)	$(35,809)

9. BUSINESS ACQUISITION
On November 9, 2012, the Company completed its acquisition of Amalfi Semiconductor, Inc. (“Amalfi”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) by and among RFMD, Chameleon Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Amalfi, and Shareholder Representative Services LLC, solely in its capacity as the escrow representative. On the terms and subject to the conditions set forth in the Merger Agreement, the Company acquired 100% of the outstanding equity securities of Amalfi through the merger of Merger Sub with and into Amalfi (the “Merger”). As a result of the Merger, Amalfi, as the surviving corporation, became a wholly-owned subsidiary of the Company. Amalfi is a fabless semiconductor company specializing in cost effective, high performance RF and mixed-signal ICs for the rapidly growing entry-level smartphone market. The Company intends to significantly accelerate the market adoption of Amalfi's RF CMOS and mixed-signal ICs by combining Amalfi's targeted product portfolio and proprietary RF CMOS and mixed-signal expertise with RFMD's deep customer relationships, broad product portfolio, extensive in-house manufacturing scale, and robust global supply chain.

The Company acquired Amalfi for a total purchase price of approximately $47.3 million, net of cash received of $37.6 million (adjusted for preliminary working capital adjustments and holdback reserves). The total purchase price was preliminarily allocated to Amalfi's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$37,575
Accounts receivable	4,798
Inventories	10,733
Prepaid expense and other assets	912
Property and equipment	1,164
Intangible assets (Note 10)	31,900
Goodwill	9,708
Total assets	96,790
Accounts payable and accrued liabilities	(11,894)
Total purchase price	$84,896

The $9.7 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which is assigned to the Company's CPG operating segment. The measurement period remains open pending final working capital adjustments, the completion of valuation procedures related to the acquired identifiable intangible assets as well as the valuation of certain deferred tax assets and liabilities associated with the acquisition.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Amalfi's results of operations, which include revenue of $5.4 million and an operating loss of $5.9 million, are included in the Company’s Condensed Consolidated Statements of Operations for the period of November 9, 2012 through December 29, 2012.

The Company has recorded acquisition-related costs of approximately $1.0 million as well as approximately $1.0 million of restructuring costs (for one-time employee termination benefits and lease termination costs) in "Other operating expense" on the Condensed Consolidated Statements of Operations. The restructuring activity associated with the Amalfi acquisition is expected to be completed during fiscal 2014.

The following unaudited pro forma consolidated financial information for the three and nine months ended December 29, 2012 and December 31, 2011, assumes that the Amalfi acquisition, which closed on November 9, 2012, was completed as of April 3, 2011 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Revenue	$278,471	$230,425	$714,838	$699,801
Net loss	(2,459)	(14,088)	(46,903)	(2,536)
Basic net loss per common share	(0.01)	(0.05)	(0.17)	(0.01)
Diluted net loss per common share	(0.01)	(0.05)	(0.17)	(0.01)

Pro forma net loss includes adjustments for amortization expense of acquired intangible assets, acquisition-related costs, a step-up in the value of acquired inventory and property and equipment, and interest expense (income).

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results that would have been achieved had the acquisition actually taken place as of April 3, 2011. In addition, these results are not intended to be a projection of future results and do not reflect synergies that might be achieved from the combined operations.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended December 29, 2012, is as follows (in thousands):

Balance as of March 31, 2012	$95,628
Amalfi acquisition (Note 9)	9,708
Written off due to transfer of MBE operations during the period (Note 11)	(973)
Balance as of December 29, 2012	$104,363

The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	December 29, 2012		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Technology licenses	$10,346	$9,980	$10,346	$9,567
Customer relationships	47,103	20,619	45,703	17,170
Acquired product technology	102,163	57,521	82,963	47,134
Wafer supply agreement	20,443	2,666	—	—
In-process research and development	11,300	—	—	—
Total	$191,355	$90,786	$139,012	$73,871

As a result of the acquisition of Amalfi, intangibles increased by $31.9 million . The following table sets forth the components of these intangible assets (in thousands):

Fair Value
Acquired product technology (developed technology)	$19,200
Customer relationships	1,400
In-process research and development	11,300
Total	$31,900

The fair value of the acquired product technology, or developed technology, was determined based on an income approach using the “excess earnings method,” which estimates the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. The acquired product technology is being amortized on a straight-line basis over their estimated useful lives of six years and such amortization is included in cost of goods sold.

The fair value of the acquired customer relationships was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are being amortized on a straight-line basis over their estimated useful lives of three years and such amortization is included in marketing and selling expense.

Acquired in-process research and development (“IPRD”) is an intangible asset classified as an indefinite-lived asset until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPRD is not amortized during the period that it is considered indefinite-lived, but rather is subject to testing for impairment annually or when there are indicators of impairment. The fair value of the acquired IPRD was determined based on an income approach using the “excess earnings method,” which estimates the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The acquired IPRD is associated with the enhancement of the Company's existing 2G CMOS product line and will also leverage the Company's high performing, low-cost production expertise to produce a product that is compatible with 3G networks. As of the closing date of the acquisition, the acquired IPRD was 60% complete with an estimated completion time of within eight months and a total remaining cost of approximately $3.0 million to $4.0 million.

During the first quarter of fiscal 2013, the Company entered into a wafer supply agreement under which IQE, Inc. (“IQE”), a global supplier of advanced semiconductor wafer products and wafer services, is to supply the Company with molecular beam epitaxy (“MBE”) and metal organic chemical vapor deposition (“MOCVD”) wafer starting materials. This wafer supply agreement provides the Company with competitive wafer pricing through March 31, 2016 (see Note 11 to the Condensed Consolidated Financial Statements for further information related to this transaction). The fair value of this wafer supply agreement has a useful life of approximately four years. The Company used the incremental income method to value the supply agreement, which is a discounted cash flow method within the income approach, to estimate the fair value of the wafer supply agreement. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits.

Intangible asset amortization expense was $6.5 million and $15.8 million for the three and nine months ended December 29, 2012, respectively. Intangible asset amortization expense was $4.6 million and $13.8 million for the three and nine months ended December 31, 2011, respectively. The following table provides the Company’s estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year Ending	Estimated Amortization Expense
2013 (remaining three months)	$7,297
2014	27,246
2015	22,744
2016	12,736
2017	8,182

11. ASSET TRANSFER TRANSACTION

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

In conjunction with the asset transfer agreement, the Company and IQE entered into a wafer supply agreement under which IQE will supply the Company with MBE and MOCVD wafer starting materials. This wafer supply agreement, which was recorded as an intangible asset on the Company’s Condensed Consolidated Balance Sheet, provides the Company with competitive wafer pricing through March 31, 2016 (see Note 10 to the Condensed Consolidated Financial Statements for further information related to the fair value of the supply agreement). As of December 29, 2012, the Company's minimum purchase commitment related to the wafer supply agreement is approximately $39.6 million.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. SUBSEQUENT EVENT

On January 31, 2013, the Company announced that its board of directors has authorized an extension of its 2011 share repurchase program to repurchase up to $200 million of the Company's outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time through January 31, 2015. Since January 2011, the Company has repurchased approximately $49.9 million of its common stock under this program, leaving it with an additional authorization of up to approximately $150.1 million under the program as a result of this extension. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facilities, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage channel partner and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.
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
We are a recognized global leader in the design and manufacture of high-performance radio frequency (RF) solutions and compound semiconductor technologies. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers.
We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers and original design manufacturers in both wireless and wired communications applications, in each of our following operating segments.

•
Cellular Products Group (CPG) is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are increasingly required in next-generation 3G and 4G devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks, tablets and USB modems.

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (2G, 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During the second quarter of fiscal 2013, our foundry services were realigned from our Compound Semiconductor Group to our MPG.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.
As of December 29, 2012, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

THIRD QUARTER FISCAL 2013 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 20.3% as compared to the third quarter of fiscal 2012, primarily due to increased demand for our 3G/4G cellular RF solutions, as well as increased demand for our mobile WiFi products. In addition, revenue generated as a result of the acquisition of Amalfi totaled approximately $5.4 million in the third quarter of fiscal 2013. These increases were slightly offset by lower demand for our 2G products that are used in low-end voice-only phones.

•
Gross margin for the quarter was 32.0% as compared to 28.2% for the third quarter of fiscal 2012, primarily due to increased demand which resulted in higher factory utilization, as well as a favorable change in product mix toward higher margin products. These increases were partially offset by price erosion on the average selling prices of our established products.

•
Operating income was $5.7 million for the third quarter of fiscal 2013 as compared to an operating loss of $2.2 million for the third quarter of fiscal 2012. This increase was primarily due to higher revenue, which was partially offset by increased operating expenses associated with new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, acquisition expenses related to the purchase of Amalfi Semiconductor, Inc. ("Amalfi"), increased share-based compensation expenses, and an increase in legal expenses resulting from IPR litigation.

•	Cash flow from operations was $43.3 million for the third quarter of fiscal 2013 as compared to $46.2 million for the third quarter of fiscal 2012.

•	Inventory totaled $159.0 million at December 29, 2012, reflecting turns of 4.6 as compared to $147.9 million and turns of 4.4 at December 31, 2011.

•	On November 9, 2012, we completed our acquisition of Amalfi for a total purchase price of approximately $47.3 million (net of cash received and net of preliminary working capital adjustments).

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 29, 2012 and December 31, 2011.

	Three Months Ended
(In thousands, except percentages)	December 29, 2012	% of Revenue	December 31, 2011	% of Revenue	Increase	Percentage Change
Revenue	$271,213	100.0%	$225,425	100.0%	$45,788	20.3%
Cost of goods sold	184,403	68.0	161,864	71.8	22,539	13.9
Gross margin	86,810	32.0	63,561	28.2	23,249	36.6
Research and development	46,509	17.2	37,455	16.6	9,054	24.2
Marketing and selling	16,906	6.2	16,047	7.1	859	5.4
General and administrative	15,746	5.8	12,238	5.5	3,508	28.7
Other operating expense	1,969	0.7	5	—	1,964	39,280.0
Operating income (loss)	$5,680	2.1%	$(2,184)	(1.0)%	7,864	360.1

	Nine Months Ended
(In thousands, except percentages)	December 29, 2012	% of Revenue	December 31, 2011	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$683,544	100.0%	$683,427	100.0%	$117	—%
Cost of goods sold	465,945	68.2	451,305	66.0	14,640	3.2
Gross margin	217,599	31.8	232,122	34.0	(14,523)	(6.3)
Research and development	130,053	19.0	110,999	16.3	19,054	17.2
Marketing and selling	50,022	7.3	46,901	6.9	3,121	6.7
General and administrative	47,734	7.0	38,396	5.6	9,338	24.3
Other operating expense	7,127	1.0	136	—	6,991	5,140.4
Operating (loss) income	$(17,337)	(2.5)%	$35,690	5.2%	(53,027)	(148.6)

Our overall revenue increased during the three months ended December 29, 2012 as compared to the three months ended December 31, 2011, primarily due to increased demand for our 3G/4G cellular solutions, as well as increased demand for our mobile WiFi products. Our 3G/4G cellular solutions include our 3G entry products, our switch-based products, our ultra-high efficiency 3G/4G power amplifiers and our PowerSmart® family of products. In addition, during the three months ended December 29, 2012, revenue generated as a result of the acquisition of Amalfi totaled approximately $5.4 million. These increases were slightly offset by lower demand for our 2G products that are used in low-end voice-only phones.

Our overall revenue for the nine months ended December 29, 2012 remained relatively flat as compared to the nine months ended December 31, 2011. Revenue for the nine months ended December 29, 2012 reflects increased demand for both our 3G/4G cellular solutions and our mobile WiFi products, and also includes approximately $5.4 million of revenue generated as a result of the acquisition of Amalfi. However, these increases were offset by lower demand for our 2G products that are used in low-end voice-only phones, and lower demand for our wireless infrastructure products.

Our overall gross margin for the three months ended December 29, 2012 increased as compared to the three months ended December 31, 2011, primarily due to increased demand, which resulted in higher factory utilization, and a favorable change in product mix toward higher margin products. These increases were partially offset by price erosion on the average selling prices of our established products. Our overall gross margin for the nine months ended December 29, 2012 decreased as compared to the nine months ended December 31, 2011, primarily due to price erosion of the average selling prices of our established products, which was partially offset by a favorable change in product mix toward higher margin products.
Our overall operating income was $5.7 million for the three months ended December 29, 2012 as compared to an operating loss of $2.2 million for the three months ended December 31, 2011. This increase in operating income was primarily due to improved revenue and associated gross profit, and was partially offset by increased operating expenses associated with new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, increases in headcount and related personnel expenses, acquisition expenses related to the purchase of Amalfi, increased share-based compensation expenses, and an increase in legal expenses resulting from IPR litigation.
Our overall operating loss was $17.3 million for the nine months ended December 29, 2012 compared to operating income of $35.7 million for the nine months ended December 31, 2011. This decrease was due to lower gross margin as well as increased operating expenses associated with new product development for 3G/4G mobile devices, increases in headcount and related personnel expenses, an increase in legal expenses resulting from IPR litigation, acquisition expenses related to the purchase of Amalfi and increased share-based compensation expenses. In addition, during the first quarter of fiscal 2013, we recorded a loss of approximately $5.0 million related to an asset transfer transaction (see Note 11 to the Condensed Consolidated Financial Statements).
Operating Expenses
Research and development expenses increased for the three and nine months ended December 29, 2012, as compared to the three and nine months ended December 31, 2011, primarily due to expenses resulting from new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, and increases in headcount and related personnel expenses (including Amalfi headcount and related personnel expenses).
Marketing and selling expenses increased for the three and nine months ended December 29, 2012 as compared to the three and nine months ended December 31, 2011, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.
General and administrative expenses increased for the three and nine months ended December 29, 2012 as compared to the three and nine months ended December 31, 2011, primarily due to legal expenses resulting from IPR litigation ($1.2 million and $4.7 million for the three and nine months ended December 29, 2012, respectively), increased share-based compensation expenses, increased personnel expenses and consulting expenses for tax-related initiatives.

Other operating expense increased for the three and nine months ended December 29, 2012 as compared to the three and nine months ended December 31, 2011, due to restructuring expense of $1.0 million and acquisition-related expenses of $1.0 million associated with the acquisition of Amalfi during the third quarter of fiscal 2013. In addition, during the first quarter of fiscal 2013, Other operating expense increased due to the $5.0 million loss realized on the transfer of our MBE wafer growth operations to IQE.

Segment Product Revenue, Operating Income (Loss) and Operating Income (Loss) as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	December 29, 2012	December 31, 2011	Increase	Percentage Change
Revenue	$222,662	$179,254	$43,408	24.2%
Operating income	25,689	11,745	13,944	118.7
Operating income as a % of revenue	11.5%	6.6%

	Nine Months Ended
(In thousands, except percentages)	December 29, 2012	December 31, 2011	Increase (Decrease)	Percentage Change
Revenue	$535,687	$521,881	$13,806	2.6%
Operating income	36,149	61,839	(25,690)	(41.5)
Operating income as a % of revenue	6.7%	11.8%

The increase in CPG revenue for the three and nine months ended December 29, 2012 as compared to the three and nine months ended December 31, 2011, was primarily due to increased demand for our 3G/4G cellular solutions. In addition, CPG revenue for the third quarter of fiscal 2013 includes approximately $5.4 million of revenue generated as a result of the acquisition of Amalfi. These increases to revenue were slightly offset by lower demand for our 2G products that are used in low-end voice-only phones.

The increase in CPG operating income for the three months ended December 29, 2012 as compared to the three months ended December 31, 2011, was primarily due to increased revenue and improved gross margins related to improved factory utilization and a favorable change in product mix towards higher margin products. These increases were partially offset by decreased gross margins related to price erosion on the average selling prices of our established products, increased operating expenses related to new product development for 3G/4G mobile devices as well as investments targeting customer diversification, and increases in headcount and related personnel expenses (including Amalfi headcount and related personnel expenses).

The decrease in operating income for the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011, was primarily due to lower gross profit (resulting from price erosion of the average selling prices of our established products) as well as increased operating expenses associated with new product development for 3G/4G mobile devices and increases in headcount and related personnel expenses. These decreases were partially offset by increased gross margins related to improved factory utilization and a favorable change in product mix towards higher margin products.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	December 29, 2012	December 31, 2011	Increase	Percentage Change
Revenue	$48,551	$46,171	$2,380	5.2%
Operating income (loss)	1,885	(1,690)	3,575	211.5
Operating income (loss) as a % of revenue	3.9%	(3.7)%

	Nine Months Ended
(In thousands, except percentages)	December 29, 2012	December 31, 2011	Decrease	Percentage Change
Revenue	$147,857	$161,546	$(13,689)	(8.5)%
Operating income	6,224	12,374	(6,150)	(49.7)
Operating income as a % of revenue	4.2%	7.7%
The increase in MPG revenue for the three months ended December 29, 2012 as compared to the three months ended December 31, 2011 was primarily due to increased demand for our mobile WiFi products. The decrease in MPG revenue for the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011, was primarily due to the lower demand that we experienced for our wireless infrastructure products. This decrease was partially offset by increased demand for our mobile WiFi products.
The increase in MPG operating income for the three months ended December 29, 2012 as compared to the three months ended December 31, 2011, was primarily due to increased revenue and improved gross margins resulting from higher factory utilization which was partially offset by lower gross margins resulting from price erosion on the average selling prices of our established products.
The decrease in MPG operating income for the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011, was primarily due to lower revenue related to the lower demand that we experienced for our wireless infrastructure products. This decrease was partially offset by increased demand for our mobile WiFi products as well as reduced operating expenses.
See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for the three and nine months ended December 29, 2012 and December 31, 2011.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Interest expense	$(1,368)	$(2,798)	$(5,086)	$(8,395)
Interest income	52	114	195	364
Loss on retirement of convertible subordinated notes	—	(20)	(2,756)	(798)
Other income	143	620	22	816
Income tax expense	(5,950)	(5,125)	(12,076)	(13,829)

Interest Expense
Interest expense decreased for the three and nine months ended December 29, 2012 as compared to the three and nine months ended December 31, 2011, primarily due to lower debt balances. During the first quarter of fiscal 2013, our 2012 Notes became due and the remaining principal balance of $26.5 million was paid. In addition, during the first nine months of fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes.

Our interest expense included cash interest of $0.2 million and $0.9 million for the three and nine months ended December 29, 2012, respectively, compared to cash interest of $0.5 million and $1.5 million for the three and nine months ended December 31, 2011, respectively.

Loss on the Retirement of Convertible Subordinated Notes
During the first nine months of fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes, which resulted in a loss of $2.8 million as a result of applying ASC 470-20. During the first nine months of fiscal 2012, we purchased and retired $28.0 million original principal amount of our 2012 Notes, which resulted in a loss of $0.8 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other Income
The fluctuations in other income for the three and nine months ended December 29, 2012, are primarily related to a change in the gain/loss on our equity investment, and the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts.

Income Taxes
Our provision for income taxes for the three and nine months ended December 29, 2012 and December 31, 2011, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 29, 2012 and December 31, 2011.

Income tax expense for the three and nine months ended December 29, 2012 was $6.0 million and $12.1 million, respectively, which is comprised primarily of tax expense related to international operations and changes in the domestic deferred tax asset valuation allowance, offset by a tax benefit related to domestic operations. Income tax expense for the three and nine months ended December 31, 2011 was $5.1 million and $13.8 million, respectively, which is comprised primarily of tax expense related to domestic and international operations, offset by tax benefits related to changes in the domestic deferred tax asset valuation allowance.

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

The valuation allowance against net deferred tax assets increased by $54.6 million from $112.7 million as of the end of fiscal 2012. We intend to maintain a valuation allowance against the domestic net deferred tax asset until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of December 29, 2012, we had working capital of approximately $338.9 million, including $113.7 million in cash and cash equivalents, compared to working capital of approximately $422.0 million at December 31, 2011, including $134.5 million in cash and cash equivalents. This decrease in working capital is primarily attributable to the purchase of Amalfi for $48.1 million (net of cash received) as well as the purchase and retirement of approximately $47.4 million principal amount of our 2014 Notes during the nine months ended December 29, 2012. As of December 29, 2012, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2014 Notes by $102.1 million.

Our total cash, cash equivalents and short-term investments were $189.6 million as of December 29, 2012. This balance includes approximately $69.1 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During the first quarter of fiscal 2013, we repurchased approximately 1.9 million shares of our common stock on the open market, at an average price of $3.75 per share. During the three and nine months ended December 31, 2011, we repurchased approximately 2.3 million and 4.9 million shares, respectively, of our common stock on the open market, at an average per share price of $6.63 and $6.18, respectively. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. Since January 2011, we repurchased approximately $49.9 million of our common stock under this program, leaving us with an additional authorization of up to approximately $150.1 million under the program as a result of this extension.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 29, 2012, generated cash of $60.8 million, compared to $103.6 million for the nine months ended December 31, 2011. This year-over-year decrease was primarily attributable to decreased profitability resulting from increased operating expenses related to the continued investment in new product development as well as increased investments targeting customer diversification.

Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended December 29, 2012 was $7.6 million, compared to net cash used in investing activities of $36.9 million for the nine months ended December 31, 2011. This change was primarily due to decreased purchases of available-for-sale securities of $85.9 million as compared to the first nine months of fiscal 2012. This increase to cash provided by investing activities was partially reduced by the use of cash of approximately $48.1 million for the purchase of Amalfi.

Cash Flows from Financing Activities
Net cash used in financing activities was $89.6 million for the nine months ended December 29, 2012, compared to $63.6 million for the nine months ended December 31, 2011. The increase in net cash used in financing activities was primarily due to a higher payment of debt during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. The 2012 Notes became due and the remaining principal balance of $26.5 million was paid with cash on hand in fiscal 2013. In addition, we repurchased and retired $47.4 million original principal amount of our 2014 Notes and the $6.3 million remaining balance of our bank loan became due and was paid with cash on hand during fiscal 2013. In comparison, during fiscal 2012, we purchased and retired $28.0 million original principal amount of our 2012 Notes. These uses of cash were partially offset by lower repurchases of common stock during the first nine months of 2013 as compared to the first nine months of fiscal 2012.

COMMITMENTS AND CONTINGENCIES

Bank Loan During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance that equaled U.S. $6.3 million was repaid at maturity with cash on hand.

Convertible Debt The 2012 Notes became due on April 15, 2012 and the remaining principal balance of $26.5 million plus interest of $0.1 million was paid with cash on hand.

During the first nine months of fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes, which resulted in a loss of $2.8 million as a result of applying ASC 470-20. During the first nine months of fiscal 2012, we purchased and retired $28.0 million original principal amount of our 2012 Notes, which resulted in a loss of $0.8 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt. As of December 29, 2012, the 2014 Notes had a fair value on the PORTAL Market of $86.3 million, compared to a carrying value of $80.8 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

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

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our MOCVD supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of December 29, 2012, our minimum purchase commitment related to the wafer supply agreement is approximately $39.6 million (see Note 11 to the Condensed Consolidated Financial Statements for further details).

Capital Commitments At December 29, 2012, we had short-term capital commitments of approximately $15.8 million.

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

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to five Peregrine U.S. patents.  Following its voluntary dismissal of a predecessor action, on April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents.  On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid.  Both District Court actions were stayed pending resolution of the ITC proceeding.  On October 11, 2012, Peregrine filed an unopposed motion to terminate the ITC proceeding and withdraw its complaint and the stay of the California District Court proceeding was lifted on November 21, 2012.  The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced remaining legal proceedings.

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

		Payments Due By Period (in thousands)
	Par Value	Total Payments	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible subordinated notes due 2014	$87,503	$88,816	$875	$87,941	$—	$—
Wafer supply agreement	N/A	$39,595	$28,666	$10,929	$—	$—

Convertible Subordinated Notes due 2014 The above table summarizes our convertible debt obligations, including interest, as of December 29, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Wafer Supply Agreement The above table summarizes minimum purchase commitments totaling approximately $39.6 million related to the wafer supply agreement entered into with IQE, under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016 (see Note 11 to the Condensed Consolidated Financial Statements for further details).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2013. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to five Peregrine U.S. patents.  Following its voluntary dismissal of a predecessor action, on April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents.  On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid.  Both District Court actions were stayed pending resolution of the ITC proceeding.  On October 11, 2012, Peregrine filed an unopposed motion to terminate the ITC proceeding and withdraw its complaint and the stay of the California District Court proceeding was lifted on November 21, 2012.  The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in each of the above-referenced remaining legal proceedings.

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

ITEM 6. EXHIBITS.

2.1
Agreement and Plan of Merger, dated as of November 4, 2012, by and among RFMD, Chameleon Acquisition Corporation, a wholly-owned subsidiary of RFMD, Amalfi Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the escrow representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2012).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 29, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 29, 2012 and December 31, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 29, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2012 and December 31, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	February 6, 2013	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary (Principal Financial Officer)

Date:	February 6, 2013	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of November 4, 2012, by and among RFMD, Chameleon Acquisition Corporation, a wholly-owned subsidiary of RFMD, Amalfi Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the escrow representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 16, 2012).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 29, 2012 and March 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 29, 2012 and December 31, 2011; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 29, 2012 and December 31, 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 29, 2012 and December 31, 2011; and (v) the Notes to the Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.