Form 10-K
period 2013-03-30
RF MICRO DEVICES INC
filed 2013-05-24
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to_______

Commission file number 0-22511

RF Micro Devices, Inc. (Exact name of registrant as specified in its charter)

North Carolina State or other jurisdiction of incorporation or organization	56-1733461 (I.R.S. Employer Identification No.)

7628 Thorndike Road Greensboro, North Carolina (Address of principal executive offices)	27409-9421 (Zip Code)

Registrant's telephone number, including area code (336) 664-1233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,092,423,901 as of September 29, 2012. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 281,255,228 shares of the registrant's common stock outstanding as of May 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2013 annual meeting of shareholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended March 30, 2013.

Forward-Looking Information

This report includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to certain disclosures contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, and are not historical facts and typically are identified by the use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2013, 2012 and 2011 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

Unless the context requires otherwise, references in this report to "RFMD," the "Company," "we," "us" and "our" refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.

ITEM 1. BUSINESS.

Company Overview

RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina (N.C.) in 1991. We are a global leader in the design and manufacture of high-performance radio frequency (RF) solutions. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source through both internal and external suppliers. Our broad design and manufacturing resources enable us to deliver products optimized for our customers’ performance, cost and time-to-market requirements.

Operating Segments

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in both wireless and wired communications applications, in each of our following operating segments.

•
Cellular Products Group (CPG) – CPG is a leading global supplier of cellular radio frequency solutions which perform various functions in the cellular front end section. The cellular front end is located between the transceiver and the antenna. These RF solutions are increasingly required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks, and tablets.

•
Multi-Market Products Group (MPG) – MPG is a leading global supplier of a broad array of RF solutions such as PAs, low noise amplifiers (LNAs), variable gain amplifiers, high power gallium nitride (GaN) transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (second generation (2G), 3G and 4G), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and CATV wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During fiscal 2013, our foundry services were realigned from our Compound Semiconductor Group to our MPG.

•
Compound Semiconductor Group (CSG) – CSG is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

Our reportable segments are CPG and MPG for fiscal 2013. CSG does not currently meet the quantitative threshold for an individually reportable segment under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

For financial information about the results of our operating segments for each of the last three fiscal years, refer to Note 16 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

Acquisition

During the third quarter of fiscal 2013, we acquired Amalfi Semiconductor, Inc. (“Amalfi”) to accelerate the market adoption of RF silicon complementary metal oxide semiconductor (RF CMOS) and mixed-signal integrated circuits (ICs) by combining Amalfi's targeted product portfolio and proprietary RF CMOS and mixed-signal expertise with RFMD's deep customer relationships, broad product portfolio, extensive in-house manufacturing scale, and robust global supply chain. Refer to Note 5 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to this acquisition.

Asset Transfer Transaction

During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE, Inc. ("IQE"), a leading global supplier of advanced semiconductor wafer products and wafer services, to transfer our molecular beam epitaxy (MBE) wafer growth operations (located in Greensboro, N.C.) to IQE. The transaction with IQE has reduced our manufacturing costs, strengthened our supply chain and provided us with access to newly developed wafer starting process technologies. The assets transferred to IQE included leasehold interest in the real property, building and improvements used for the facility, and machinery and equipment located in the facility, all of which were written off during the first quarter of fiscal 2013. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE, under which IQE supplies us with wafer starting materials. This wafer supply agreement was recorded as an intangible asset and provides us with competitive wafer pricing through March 31, 2016. Approximately 70 employees at our MBE facility became employees of IQE as part of this transaction. In addition, IQE assumed the lease related to the MBE facility for the real property and related improvements. Refer to Note 6 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to this transaction.

Restructuring

In March 2013, we announced that we will phase out manufacturing in our Newton Aycliffe, U.K.-based gallium arsenide (GaAs) production facility and transition to our GaAs manufacturing facility in Greensboro, N.C. We will also partner with leading GaAs foundries for additional capacity. The Newton Aycliffe facility had been our primary source for cellular switches, which we have transitioned to higher performance, lower cost silicon on insulator (SOI). The transition will occur over the next nine to twelve months to support existing customer contracts. We are actively seeking a buyer for the Newton Aycliffe facility. If a buyer cannot be found, the facility will be closed once contractual obligations are met.

Refer to Note 11 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to restructuring.

Industry Overview

Our business is diversified across multiple industries. The cellular handset industry is our largest market and is characterized by large unit volumes, significant product mix shift, high technical barriers to entry and relatively short product lifecycles.

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

The RF content is also growing rapidly in notebook computers, laptops, and machine-to-machine (M2M) data devices. In notebook computers and laptops, the broad availability of high speed 3G and 4G networks is increasing the demand for cellular functionality. Single-band WiFi is a standard feature for these platforms and they are beginning to utilize dual frequency bands for higher data rates. Similarly, M2M devices are increasingly integrating cellular content for a growing number of applications, including automotive, smart grid and electric and water utilities, medical, fleet management, and point-of-sale.

In cellular infrastructure, network operators continue to expand their 3G and 4G networks. The expanding data traffic loads on networks are increasing the requirements for more and faster wireless backhaul systems (such as remote radio heads) that connect cellular base stations to switching centers. Wireless backhaul is commonly used in Asian and European wireless networks, driving increased use of high performance microwave radios. In addition, to increase network coverage and capacity, the cellular infrastructure market is expanding to include new architectures utilizing small cells such as micro cells, pico cells, and femtocells. In CATV infrastructure, the rapid growth in consumer data usage, primarily through high definition television (HDTV), as well as Internet protocol television (IPTV), voice over Internet protocol (VoIP) and increases in Internet traffic, is driving market growth and placing increased emphasis on product performance, integration and power consumption. In our other markets, efforts to reduce energy consumption and lower carriers’ operating budgets are placing greater value on higher efficiency RF PAs. Also, Smart Energy/AMI systems, which are increasingly implemented using the Zigbee™ standard or other technologies requiring integrated RF components, are also proliferating. In WiFi, we are forecasting rapid growth in our market opportunity and have increased emphasis on our ability to innovate and deliver world-class products, given the increasing performance requirements of 802.11ac, the proliferation of WiFi in mobile devices, the demand for expanded WiFi infrastructure (routers and access points) and the trend among cellular carriers to employ WiFi off-load strategies to reduce data traffic on their current networks.

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

Strategy

RFMD seeks to deliver best-in-class RF solutions and technologies to a broad set of customers and markets to enable the global macro trends related to mobility, broadband connectivity, and energy conservation.

We are sharply focused on profitable growth and diversification through product and technology leadership. We develop and launch hundreds of innovative new and derivative products each year to expand our presence in existing and new markets and to diversify our revenue base.

We leverage core capabilities in systems-level design, product development, our robust supply chain, and process and packaging technologies to meet or exceed our customers' complex requirements related to amplification, switching, filtering, signal integrity, and other RF and non-RF functionality. Through Optimum Technology Matching®, we match the absolute best technologies to the unique performance and cost requirements of each customer's individual applications.

We believe our investments in these and other core capabilities position RFMD to be a leading beneficiary of the increasing RF and non-RF complexity in the transmit and receive chains of wireless and wired broadband applications.

Markets

We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs for the following commercial, industrial, military, aerospace and other markets in both wireless and wired communications applications:

Aerospace and Defense – Aerospace and defense markets in which we compete include radar equipment, satellite communications, broadband communications equipment, and foundry services.

Broadband Components – This market is comprised of several segments that relate to cable and broadband transmission and consumer electronics markets. Major products include CATV hybrid-based amplifiers, which boost voice and data signals over established cable transmission lines.

Cellular Devices – In cellular applications, communication is established through mobile devices by making a connection with a base station via RF channels. The ability of the mobile device to transfer data and maintain this connection over a long distance and for long periods of time is significantly impacted by the performance of the RF section of the device. We provide a broad portfolio of cellular RF products for mobile devices, including PA modules, transmit modules, RF power management ICs, switch filter modules, switch duplexer modules, and antenna control solutions.

Smart Energy/AMI – Utility companies (electric, gas, and water) are upgrading their networks for automated meter reading and control. The most basic AMI systems provide a way for a utility company to measure customer usage remotely without touching or physically reading a meter. More sophisticated AMI systems have data links to major household appliances to enable measurement and control.

WiFi – We also compete in the WiFi market. WiFi is used primarily for short-range home or office network applications in personal computers, gaming platforms, tablets, smartphones and other consumer devices. WiFi is also used in wireless access points and routers, such as those used in wireless hotspots.

Wireless Infrastructure – Base stations are installed across a geographic area to create wireless telecommunications networks that enable mobile devices to communicate with one another or with wired telephones. Each base station is equipped to transmit and receive RF signals through an antenna to and from mobile devices. The base station market is typified by a requirement for highly reliable products with superior durability and performance. Point-to-point microwave radios are also used for wireless infrastructure backhaul. In point-to-point applications, transmission and reception between two fixed points occur wirelessly. Common applications include broadcasting, backhaul (the way a cellular base station connects to the rest of the telephone network), and trunking for use in operating data links within communications carriers and IT infrastructure.

Other Markets – In fiscal 2012, we announced the formation of a new business group (CSG), which was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

Manufacturing

We have a global supply chain that routinely ships millions of units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are a leading supplier of RF solutions and a leading manufacturer of compound semiconductors, including GaAs HBT, GaAs pHEMT, and GaN, for RF applications.

Our GaAs products generally incorporate a transistor layer, which is grown on the GaAs wafer material made using a MBE or a metal organic chemical vapor deposition (MOCVD) process. Our GaN products generally incorporate a transistor layer that is grown on a substrate using a MOCVD process. During fiscal 2013, we transferred our MBE wafer growth operations to IQE and as a result, IQE supplies us with the majority of our GaAs starting material. All MOCVD-based starting material is outsourced. Also, certain unique, but low-volume GaAs technologies (which support our MPG business) are outsourced.

Once the GaAs or GaN starting material is produced or purchased, the wafers are sent to one of our fabs, where semiconductor devices are manufactured through a series of manufacturing steps. We operate a wafer fab located in Greensboro, N.C. for the production of GaAs and GaN wafers. Though we currently operate an additional wafer fab located in Newton Aycliffe, U.K., in March 2013 we announced a new sourcing strategy and our intention to phase out manufacturing at that facility and transition most GaAs manufacturing to our GaAs facility in Greensboro, N.C. Once the semiconductor manufacturing is complete, the wafers are singulated, or separated, into individual units called die. We also use multiple silicon-based process technologies, including SOI and CMOS, in our products. We outsource all silicon manufacturing to leading silicon foundries. Our demands for silicon CMOS PAs and SOI switches, and our demands for wafer bumping and die processing have increased significantly. These increased demands require external support from our silicon foundries and wafer bumping suppliers. In packages that employ bumped die, the electrical connections are created directly on the surface of the die, which eliminates wirebonds so that the die may be attached directly to a substrate or leadframe. This type of technology provides a higher density interconnection capability than wirebonded die and enables smaller and thinner form factors.

For the majority of our products, the next step in our manufacturing process is assembly. During assembly, the die and other necessary components are placed on a high density interconnect substrate to provide connectivity between the die and the components. This populated substrate is formed into a microelectronic package. Once assembled, the products are tested for RF performance and prepared for shipment through a tape and reel process. To assemble and test our products, we primarily use internal assembly facilities in the United States (U.S.), China and Germany, and we also utilize several external suppliers. The growing demand for other packaging technologies, such as Wafer Level Chip Scale Packaging (WLCSP), is supported by external suppliers.

During fiscal 2013, lower demand in the first half of the year resulted in under-utilization of our internal factories. However, during the second half of fiscal 2013, demand increased significantly for both our cellular RF solutions and our mobile WiFi products, which led to increases in the utilization of our internal factories and sourcing from our qualified suppliers.

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

In fiscal 2013, RFMD was granted ISO/TS 16949 certification, which covers our manufacturing facilities in Greensboro, N.C. The ISO/TS 16949 certificate is the highest international quality standard for the automotive industry and incorporates ISO technical specifications that are more stringent than ISO 9001 quality management systems requirements. The goal of the ISO/TS 16949 standard is to enhance existing quality management systems, which, when combined with customer-specific requirements, support continual improvement through defect prevention and a reduction in variation and waste in the supply chain. The ISO/TS 16949 standard combines North American and European automotive requirements and serves the global automotive market.

Products and Applications

We offer a broad line of products that range from single-function components to highly integrated circuits and multi-chip modules (MCMs). Our ICs include gain blocks, LNAs, PAs, switches, antenna tuners, receivers, transmitters, transceivers, modulators, demodulators, attenuators, switches, frequency synthesizers and VCOs. Our MCM products include PA modules, switch filter modules, switch duplexer modules, VCOs, phase-locked loops (PLLs), coaxial resonator oscillators (CROs), variable gain amplifiers, hybrid amplifiers, and power doublers. Our products employ a broad array of semiconductor process technologies, including GaAs, GaN, CMOS, silicon germanium (SiGe), and SOI.

Raw Materials

We purchase numerous raw materials, passive components and substrates for our products and manufacturing processes.  We currently use independent foundries to supply all of our silicon-based integrated circuits.  Our manufacturing strategy includes a balance of internal and external sites (primarily for assembly operations), which helps reduce costs, provides flexibility of supply, and minimizes the risk of supply disruption. We routinely qualify multiple sources of supply and manufacturing sites and closely monitor suppliers’ key performance indicators. Our suppliers' and our manufacturing sites are geographically diversified (with our largest volume sources distributed throughout Southern and Eastern Asia), and we believe we have adequate sources for the supply of raw materials, passive components and substrates for our products and manufacturing needs.

Customers

We design, develop, manufacture and market our products to both domestic and international OEMs and ODMs in both wireless and wired communications applications.

Our largest customer, Samsung Electronics, Co., Ltd. (Samsung), accounted for approximately 22% of our net revenue in fiscal 2013. In fiscal 2012, Samsung and Nokia Corporation (Nokia), accounted for 22% and 14%, respectively, of our net revenue and in fiscal 2011, Nokia accounted for approximately 39% of our net revenue. The majority of the revenue from these customers was from the sale of our CPG products. No other customer accounted for more than 10% of our net revenue. Our customer diversification strategy has successfully reduced our percentage of sales to any one customer and diversified our customer base across both CPG and MPG.

Information about revenue, operating profit or loss and total assets is presented in Part II, Item 8, “Financial Statements and Supplementary Data” of this report.

Sales and Marketing

We sell our products worldwide directly to customers as well as through a network of domestic and foreign sales representative firms and distributors. We select our domestic and foreign sales representatives based on technical skills and sales experience, as well as the presence of complementary product lines and the customer base served. We provide ongoing training to our internal, as well as our external, sales representatives and distributors to keep them informed of, and educated about, our products. We maintain an internal sales and marketing organization that is responsible for key account management, application engineering support to customers, developing sales and advertising literature, and preparing technical presentations for industry conferences. We have sales and customer support centers located throughout the world.

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

Research and Development

Our research and development (R&D) activities enable the technologies and products necessary to maintain our leadership in the wireless and wired broadband communications markets. Our R&D activities focus on leading-edge products in our core markets and new technology development for new high growth markets.

We have developed several generations of GaAs process technologies that we manufacture internally. We invest in these technologies to improve device performance and reduce manufacturing costs. We are also developing a next-generation backend technology that is expected to increase integration, reduce die size and improve performance.

We also develop and qualify technologies made available to us from key suppliers. We combine these external technologies with our own proprietary design methods, intellectual property (IP), and other expertise, to improve performance, increase integration, reduce size and reduce the cost of our products. During fiscal 2013, we expanded our use of SOI technology and ramped several new SOI-based product categories for production. These include high performance antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules.

Our R&D activities help accelerate the deployment of advanced modulation schemes, new frequency bands, and other next-generation technologies to enable global high speed wireless and wired broadband data networks. Specifically, our RF systems-level expertise and our innovations in new product architectures, new circuit techniques, and other new proprietary technologies are enabling us to solve the increasingly complex RF challenges related to linearity, power consumption, and other critical performance metrics. For example, envelope tracking (ET) technology is an area of intense focus for RFMD for ongoing research, development, and new patent submissions.

RFMD is a pioneer in ET technology for wireless applications, and we are incorporating our ET technology into power management components for our most advanced multimode, multi-band PAs. We are also developing PAs that demonstrate industry-leading performance with third-party power management components. Our use of ET technology enables us to track the envelope of high-speed modulation signals and adjust the PA in real time to maximize efficiency and maintain required levels of linearity. This technology is increasingly necessary to maximize mobile device data rates and meet user expectations for battery life and maximum case temperatures.

We continue to develop and release new GaN-based products and invest in new GaN process technologies to exploit GaN's performance advantages across existing and new product categories. The inherent wide band gap, high electron mobility, and high breakdown voltage characteristics of GaN semiconductor devices offer significant performance advantages versus competing technologies. We are also developing other advanced GaN process technologies that target applications where we anticipate GaN devices will provide a disruptive performance advantage and deliver meaningful energy savings in end-market products. In fiscal 2013, we announced our investment in qualifying a GaN technology and products suitable for high voltage power conversion applications.

In the area of packaging technologies, we are developing and qualifying packaging technologies that allow us to improve performance and reduce or replace gold in our products. We are continuing to invest in packaging technologies such as WLCSP that eliminate wire bonds, reduce the size and component height, improve performance, and reduce the cost of packaging our products.

In fiscal years 2013, 2012, and 2011, we incurred approximately $178.8 million, $151.7 million and $141.1 million, respectively, in research and development expenses. We are continuing to invest in new RF component products and new process technologies in support of our growth and diversification goals.

Competition

We operate in a very competitive industry characterized by rapid advances in technology and new product introductions. Our competitiveness depends on our ability to improve our products and processes faster than our competitors, anticipate changing customer requirements and successfully develop and launch new products while reducing our costs. Our competitiveness is also affected by the quality of our customer service and technical support and our ability to design customized products that address each customer's particular requirements within the customer's cost limitations. Many of our current and potential competitors have entrenched market positions and customer relationships, established patents, copyrights and other IP rights and substantial technological capabilities. In some cases, our competitors are also our customers or suppliers. Additionally, many of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than we do, which may allow them to implement new technologies and develop new products more quickly than we can.

Intellectual Property

We value intellectual property (IP) and actively seek opportunities to leverage our IP to promote our business interests. Such IP includes patents, copyrights, trademarks, know-how and trade secrets. Moreover, we respect the IP of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third party IP.

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

Employees

On March 30, 2013, we had 4,191 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our European-based employees (less than 5% of our global workforce as of March 30, 2013) are subject to collective bargaining-type arrangements, and we have never experienced any work stoppage. We believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Sales:
United States	$296,442	$246,661	$156,746
International	667,705	624,691	895,010

Long-lived tangible assets:
United States	$114,635	$130,665	$148,745
International	76,891	67,256	60,733

Sales for geographic disclosure purposes are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2013, approximately 36% ($347.7 million) was attributable to customers in China and 19% ($179.1 million) was attributable to customers in Taiwan.

Long-lived tangible assets primarily include property and equipment. At March 30, 2013, approximately $68.3 million (or 36%) of our total property and equipment was located in China.

For the risks associated with our foreign operations, refer to Item 1A, “Risk Factors.”

Environmental Matters

By virtue of operating our wafer fabrication facilities, we are subject to a variety of extensive and changing federal, state and local governmental laws, regulations and ordinances related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in the manufacturing process. Any failure to comply with such requirements currently in effect or subsequently adopted could result in the imposition of fines upon us, the suspension of production or a cessation of operations, the occurrence of which could have an adverse impact upon our earnings and competitive position. In addition, such requirements could restrict our ability to expand our facilities or require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations. We believe that costs arising from existing environmental laws will not have a material adverse effect on our financial position or results of operations. We are an ISO 14001:2004 certified manufacturer with a comprehensive Environmental Management System (EMS) in place in order to help ensure control of the environmental aspects of the manufacturing process. Our EMS mandates compliance and establishes appropriate checks and balances to minimize the potential for non-compliance with environmental laws and regulations.

We actively monitor the hazardous materials that are used in the manufacture, assembly and testing of our products, particularly materials that are retained in the final product. We have developed specific restrictions on the content of certain hazardous materials in our products, as well as those of our suppliers and outsourced manufacturers and subcontractors. This helps to ensure that our products are compliant with the requirements of the markets into which the products will be sold. For example, our products are compliant with the European Union (EU) RoHS Directive (2011/65/EU on the Restriction of Use of Hazardous Substances), which prohibits the sale in the EU market of new electrical and electronic equipment containing certain families of substances above a specified threshold.

There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2014 or fiscal 2015.

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
Greensboro, N.C. 27409-9421

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

•
the ability of third-party foundries and third-party assembly, test and tape and reel suppliers and other third-party subcontractor suppliers to handle our products in a timely and cost-effective manner that meets our customers' requirements;

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

Our industry's technology changes rapidly.

We design and manufacture high-performance semiconductor components for wireless applications. Our markets are characterized by the frequent introduction of new products in response to evolving product and process technologies and consumer demand for greater functionality, lower costs, smaller products and better performance. As a result, we have experienced and will continue to experience some product design obsolescence. We expect our customers' demands for reductions in cost and improvements in product performance to continue, which means that we must continue to improve our product designs and develop new products that may use new technologies. It is possible that competing technologies will emerge that permit the manufacture of ICs that are equivalent or acceptable in terms of performance, but lower in cost, to the products we make under existing processes. If we cannot design products using competitive technologies or develop competitive products, our operating results will be adversely affected.

Our operating results are at risk if we do not introduce new products and/or decrease costs.

The average selling prices of our products have historically decreased over the products' lives and we expect them to continue to do so. To offset these average selling price decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs. In higher-tier, performance-driven markets we offer devices that deliver the superior performance advantages of GaAs, while in lower-tier, cost-driven markets we are developing silicon-based solutions that deliver acceptable performance at lower cost. If we do not continue to identify markets that require the superior performance of GaAs, or if we do not continue to offer products that provide sufficiently superior performance to offset the cost differentials of GaAs, or if we do not achieve market acceptable performance with silicon technologies, our operating results could be adversely affected.

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

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete products such as transistors, capacitors and resistors. Our customers, channel partners or competitors could develop products or process technologies that compete with or replace our products or process technologies. A decision by any of our large customers or channel partners to design and/or manufacture ICs internally or through third-party suppliers or partners could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

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

Our future success will depend on our ability to develop new product solutions for existing and new markets. We must introduce new products in a timely and cost-effective manner and secure production orders from our customers. The development of new products is a highly complex process, and we have experienced delays in completing the development and introduction of new products at times in the past. Our successful product development depends on a number of factors, including the following:

•	the accuracy of our prediction of market requirements and evolving standards;

•	our ability to design products that meet our customers’ cost, size and performance requirements;

•	acceptance of our new product designs;

•	the availability of qualified product designers;

•	our timely completion and execution of product designs and ramp of new products according to our customers’ needs with acceptable manufacturing yields;

•	acceptance of our customers' products by the market and the variability of the life cycle of such products; and

•	our ability to successfully design, develop, manufacture and integrate new products.

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

We operate a wafer fabrication facility in Greensboro, N.C., as well as a wafer fabrication facility in Newton Aycliffe, United Kingdom (U.K.). In March 2013, we announced that we will phase out manufacturing in our Newton Aycliffe, U.K.-based GaAs production facility and transition to our GaAs manufacturing facility in Greensboro, N.C. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, the U.S. and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in Greensboro, N.C. and China, and we also utilize contract suppliers and partners in Asia to test our products.

A number of factors will affect the future success of our facilities, including the following:

•	demand for our products;

•	our ability to adjust production capacity in a timely fashion in response to changes in demand for our products;

•	our ability to generate revenue in amounts that cover the significant fixed costs of operating the facilities;

•	our ability to qualify our facilities for new products and new technologies in a timely manner;

•
the availability of raw materials and the impact of the volatility of commodity pricing on raw materials, including GaAs substrates, gold and high purity source materials such as gallium, aluminum, arsenic, indium, silicon, phosphorous and beryllium;

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China and Germany;

•	our reliance on our internal facilities;

•	our reliance on our U.S. wafer fabrication facilities located in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations;

•	our ability to avoid prolonged periods of down-time in our facilities for any reason; and

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

Costs of product defects and errata (deviations from published specifications) could include (i) writing off the value of inventory, (ii) disposing of products that cannot be fixed, (iii) recalling products that have been shipped, (iv) providing product replacements or modifications, and (v) defending against litigation. These costs could be large and may increase expenses and lower gross margin. Our reputation with customers could be damaged as a result of product defects and errata, and product demand could be reduced. These factors could harm our business and financial results.

Industry overcapacity and current macroeconomic conditions could cause us to underutilize our manufacturing facilities and have a material adverse effect on our financial performance.

It is difficult to predict future growth or decline in the demand for our products, which makes it very difficult to estimate requirements for production capacity. In prior fiscal years, we have added significant capacity through acquisitions as well as by expanding capacity at our existing wafer fabrication facilities.

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

As many of our manufacturing costs are fixed, these costs cannot be reduced in proportion to the reduced revenues experienced during periods in which we underutilize our manufacturing facilities as a result of reduced demand. If the demand for our products is not consistent with our expectations, underutilization of our manufacturing facilities may have a material adverse effect on our gross margin and other operating results.

We are subject to increased inventory risks and costs because we build our products based on forecasts provided by customers before receiving purchase orders for the products.

In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers' accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin and other operating results.

We depend heavily on third parties.

We purchase numerous component parts, substrates and silicon-based products from external suppliers. We also utilize third-party suppliers for numerous services, including die processing, wafer bumping, test and tape and reel. The use of external suppliers involves a number of risks, including the possibility of material disruptions in the supply of key components and the lack of control over delivery schedules, capacity constraints, manufacturing yields, quality and fabrication costs.

We currently use several external manufacturing suppliers to supplement our internal manufacturing capabilities. We believe all of our key vendors and suppliers are compliant with applicable ISO 9000 or QS 9000 standards. However, if these vendors' processes vary in reliability or quality, they could negatively affect our products and, therefore, our results of operations.

We are increasingly selling certain of our products through channel partners and our inability to manage a channel partner or customer relationships may have an adverse effect on our business, financial condition and results of operations.

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

Sales to customers located outside the U.S. accounted for approximately 69% of our revenue in fiscal 2013. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.

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

We have a significant portion of our assembly and testing capacity in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or to control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China, which could have a material adverse effect on our business and results of operations.

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

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. While we currently have no definitive agreements providing for any such acquisitions, we may acquire businesses, products or technologies in the future. In the event of such future acquisitions, we could issue equity securities that would dilute our current shareholders' ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

•	unanticipated costs, capital expenditures or working capital requirements associated with the acquisition;

•	acquisition-related charges and amortization of acquired technology and other intangibles that could negatively affect our reported results of operations;

•	diversion of management's attention from our business;

•	injury to existing business relationships with suppliers and customers;

•	failure to successfully integrate acquired businesses, operations, products, technologies and personnel; and

•	unrealized expected synergies.

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

We rely on our intellectual property portfolio and may face additional claims of infringement.

Our success depends in part on our ability to procure, commercialize and enforce IP rights and to operate our business without infringing on the IP rights of others. Additionally, because of the volume of creative works rendered throughout our facilities, some of these works may not receive the benefit of federal registration and thus, the IP rights in these works may be diminished. In addition, the wireless and semiconductor industries are subject to frequent IP rights litigation. IP litigation most prevalent in our industry that could impact our business is patent litigation. Patent litigation is both expensive and unpredictable in part because in most jurisdictions, the infringing party cannot compel the patent holder to grant a license to the infringed patent. In the event that a license is obtainable, there is no guarantee that a commercially reasonable license can be negotiated. See Item 3, "Legal Proceedings" for a description of pending litigation against us alleging patent infringement. We intend to vigorously defend our position that we have not infringed any valid claim of the referenced patents in the named legal proceedings.

Security breaches and other similar disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We rely on trade secrets, technical know-how and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information by entering into confidentiality agreements with our employees, consultants, strategic partners and other parties. We also restrict access to and distribution of our technologies, documents and other proprietary information.

Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Additionally, current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to misappropriate our proprietary information and technology, obtain or release sensitive competitive or customer information or employee personal data, or interrupt our business. Like others, we are also potentially subject to other significant system or network disruptions, including new system implementations, computer viruses, facility access issues and energy blackouts.

Like many companies, from time to time, we have experienced verifiable attacks on our computer systems by unauthorized outside parties; however, we do not believe that such attacks have resulted in any material damage to us or our customers. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards and we expect to devote increasing resources to the security of our information technology systems. We cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or network disruptions.

We rely on customers and third-party service providers, such as foundries, assembly and test contractors, distributors, credit card processors and other vendors that have access to our sensitive data to have safeguards in place to protect our data. In the event that these parties do not properly safeguard our data, security breaches and loss of our data could result.

The costs related to cyber or other security threats or computer systems disruptions typically would not be fully insured or indemnified by other means. Occurrence of any of the events described above could result in loss of competitive advantages derived from our research and development efforts or our intellectual property, early obsolescence of our products, or adversely affect our internal operations, the products we provide to our customers, our future financial results, our reputation or our stock price.

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

Concerns over the effects of radio frequency emissions continue. Interest groups have requested that the Federal Communications Commission investigate claims that wireless communications technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. Concerns have also been expressed over, and state laws have been enacted to mitigate, the possibility of safety risks due to a lack of attention associated with the use of wireless devices while driving. Legislation that may be adopted in response to these concerns or adverse news or findings about safety risks could reduce demand for our products and those of our customers in the U.S. as well as in foreign countries.

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

The SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), which requires new disclosures regarding the use of “conflict” minerals, generally tantalum, tin, tungsten, or gold that originated in the Democratic Republic of Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products will create additional costs in order to comply with the new disclosure requirements, and because our supply chain is complex, we may face reputation challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. In addition, the new rule may reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. The new disclosure rules require the first report to be filed with the SEC by May 31, 2014 for the 2013 calendar year. We are currently implementing appropriate measures to comply with such requirements.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see "Critical Accounting Policies and Estimates" in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments that could significantly affect our results of operations.

Our convertible subordinated debt may have a dilutive effect on our existing shareholders and may have other adverse effects on our results of operations.

On April 4, 2007, we issued $175.0 million aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”) in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. The 2014 Notes are convertible into shares of our common stock under certain circumstances. Upon conversion, in lieu of shares of our common stock, for each $1,000 principal amount of Notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the Notes. If the conversion value exceeds $1,000, we also will deliver, at our election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of the $1,000. This election to deliver cash or common stock if the conversion value exceeds the conversion price will require us to evaluate the inclusion of shares in our dilutive earnings per share calculation (based on the treasury stock method) in the event our stock price exceeds $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of March 30, 2013 is approximately 8.4 million shares (excluding an aggregate of $87.5 million principal amount of the 2014 Notes that were previously purchased and retired by us), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

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

We may not be able to borrow funds under our credit facility or secure future financing.

On March 19, 2013, we entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125 million revolving credit facility, which includes a $5 million sublimit for the issuance of standby letters of credit and a $5 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. This facility contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds. We cannot assure that we will be in compliance with these conditions, covenants and representations in the future when we may need to borrow funds under this facility. In addition, this facility expires on March 19, 2017, after which time we may need to secure new financing. We cannot assure that we will be able to secure new financing, or financing on terms that are acceptable to us.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments, and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all. As of March 30, 2013, we have no outstanding amounts under the Credit Agreement (refer to Note 8 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to the Credit Agreement).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in Greensboro, N.C., where we have two office buildings (leased), a six-inch wafer production facility (owned), and a research and development and prototyping facility (leased). In Greensboro, we also have a previously idled production facility (leased) that has been reconfigured to perform certain manufacturing operations. In addition, we have a partially upfitted manufacturing facility (leased) that is unoccupied due to our prior restructuring.

We have an assembly and test site located in Beijing, China (owned), where we assemble and test modules. In Broomfield, Colorado (leased) and Brooksville, Florida (owned), we have assembly and test sites for highly customized modules and products, including modules and products that support our aerospace and defense business. We also have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).

In March 2013, we announced that we will phase out manufacturing in our Newton Aycliffe, U.K.-based GaAs facility (owned) and that we are actively seeking a buyer for this facility. We are transitioning most GaAs manufacturing to our six-inch wafer production facility in Greensboro, N.C. over the next nine to twelve months.

We lease space for our design centers in Chandler, Arizona; Carlsbad, Los Gatos, San Jose, Torrance, and Westlake Village, California; Broomfield, Colorado; Hiawatha, Iowa; Billerica, Massachusetts; Charlotte, N.C.; Richardson, Texas; Shanghai, China; Norresundby, Denmark; and Toulouse, France. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Reading, England; Bangalore, India; Tokyo, Japan; Seoul, South Korea; and Taipei, Taiwan.

In the opinion of management, our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to five Peregrine U.S. patents.  Following its voluntary dismissal of a predecessor action, on April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents.  On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the

United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid.  Both District Court actions were stayed pending resolution of the ITC proceeding.  On October 11, 2012, Peregrine filed an unopposed motion to terminate the ITC proceeding and withdraw its complaint and the stay of the California District Court proceeding was lifted on November 21, 2012.  On March 25, 2013, Peregrine filed a second complaint against the Company in the United States District Court for the Southern District of California alleging infringement of an additional patent. On May 6, 2013, the two lawsuits filed by Peregrine against the Company in the United States District Court for the Southern District of California were consolidated. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in all of the above-referenced remaining legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol "RFMD." The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 10, 2013, there were 2,032 holders of record of our common stock.

	High	Low
Fiscal Year Ended March 30, 2013
First Quarter	$4.96	$3.45
Second Quarter	4.44	3.47
Third Quarter	4.89	3.50
Fourth Quarter	5.43	4.30

	High	Low
Fiscal Year Ended March 31, 2012
First Quarter	$6.73	$5.14
Second Quarter	7.41	4.95
Third Quarter	7.89	4.97
Fourth Quarter	5.69	4.41

We have never declared or paid cash dividends on our common stock. See Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for information concerning restrictions on our ability to pay cash dividends. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH

	Fiscal Year End
	2008	2009	2010	2011	2012	2013
Total Return Index for:
RF Micro Devices, Inc.	100.00	50.18	183.88	234.07	182.42	194.87
NASDAQ Composite	100.00	67.15	105.79	124.53	139.51	150.61
NASDAQ Electronic Components	100.00	65.71	104.40	121.36	124.37	116.63

Notes:
A. The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on March 29, 2008.

Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 30, 2012 to January 26, 2013	0	$0.00	0	$150.1 million
January 27, 2013 to February 23, 2013	0	$0.00	0	$150.1 million
February 24, 2013 to March 30, 2013	0	$0.00	0	$150.1 million
Total	0	$0.00	0	$150.1 million

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

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year End
	2013		2012		2011		2010	2009
	(In thousands, except per share data)

Revenue	$964,147		$871,352		$1,051,756		$978,393	$886,506

Operating costs and expenses:
Cost of goods sold	658,332		582,586		662,085		623,224	669,163
Research and development	178,793		151,697		141,097		138,960	170,778
Marketing and selling	68,674		63,217		59,470		56,592	64,946
General and administrative	64,242		50,107		48,003		48,316	50,352
Other operating expense (income)	9,786		(898)		1,582		4,895	800,563	(1)
Total operating costs and expenses	979,827		846,709		912,237		871,987	1,755,802
(Loss) income from operations	(15,680)		24,643		139,519		106,406	(869,296)

Interest expense	(6,532)		(10,997)		(17,140)		(23,997)	(25,893)
Interest income	249		468		787		1,291	5,337
Other (expense) income, net	(3,936)		1,514		339		1,134	9,844	(2)
(Loss) income before income taxes	(25,899)		15,628		123,505		84,834	(880,008)
Income tax (expense) benefit	(27,100)	(5)	(14,771)	(3)	1,053	(4)	(13,815)	(7,896)	(3)
Net (loss) income	$(52,999)		$857		$124,558		$71,019	$(887,904)
Net (loss) income per share:
Basic	$(0.19)		$0.00		$0.46		$0.27	$(3.38)
Diluted	$(0.19)		$0.00		$0.44		$0.25	$(3.38)
Shares used in per share calculation:
Basic	278,602		276,289		272,575		267,349	262,493
Diluted	278,602		282,576		280,394		289,429	262,493

	As of Fiscal Year End
	2013		2012		2011		2010	2009
Cash and cash equivalents	101,662		135,524		131,760		104,778	172,989
Short-term investments	77,987		164,863		159,881		134,882	93,527
Working capital	330,523		421,182		465,222		396,091	418,090
Total assets	931,999		964,584		1,025,393		1,014,008	1,088,642	(1)
Long-term debt and capital lease obligations, less current portion	82,123		119,102		177,557		289,837	505,162	(2)
Shareholders' equity	639,014		672,331		676,355		530,084	431,962	(1)

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
4 Income tax benefit for fiscal 2011 includes the effects of a reduction of a valuation reserve against deferred tax assets.
5 Income tax expense for fiscal 2013 includes the effects of an increase of a valuation reserve against the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at the U.K. facility (see Note 12 of the Notes to the Consolidated Financial Statements for additional details).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to variability in our operating results, the inability of certain of our customers or suppliers to access their traditional sources of credit, our industry’s rapidly changing technology, our dependence on a few large customers for a substantial portion of our revenue, our ability to implement innovative technologies, our ability to bring new products to market and achieve design wins, the efficient and successful operation of our wafer fabrication facilities, assembly facilities and test and tape and reel facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity and current macroeconomic conditions, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties and our ability to manage channel partners and customer relationships, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, the possibility that future acquisitions may dilute our shareholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, additional claims of infringement on our intellectual property portfolio, lawsuits and claims relating to our products, security breaches and other similar disruptions compromising our information and exposing us to liability and the impact of stringent environmental regulations. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW

Company

We are a global leader in the design and manufacture of high-performance radio frequency (RF) solutions. Our products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers.

Business Segments

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers and original design manufacturers in both wireless and wired communications applications, in each of our following operating segments.

•
Cellular Products Group (CPG) is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are increasingly required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride (GaN) transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (second generation (2G), 3G and 4G), point-to-point microwave radios, WiFi (infrastructure and mobile devices), and cable television wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During fiscal 2013, our foundry services were realigned from our Compound Semiconductor Group to our MPG.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of March 30, 2013, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue.

Fiscal 2013 Management Summary

•
Our revenue increased 10.6% in fiscal 2013 to $964.1 million as compared to $871.4 million in fiscal 2012, primarily due to increased demand for our 3G/4G cellular RF solutions, as well as increased demand for our mobile WiFi products. In addition, revenue generated as a result of the acquisition of Amalfi Semiconductor, Inc. ("Amalfi") totaled approximately 1.7% of our total revenue in fiscal 2013. These increases were slightly offset by lower demand for our 2G products used in low-end phones and lower demand for our wireless infrastructure products.

•
Our gross margin for fiscal 2013 decreased to 31.7% as compared to 33.1% for fiscal 2012. This decrease was primarily due to certain costs associated with the transfer of our molecular beam epitaxy (MBE) operations to IQE, Inc. ("IQE"), costs related to the acquisition of Amalfi (including intangible amortization and inventory step-up), and price erosion on the average selling prices of our established products. These decreases were partially offset by higher factory utilization resulting from increased demand and a favorable change in product mix toward higher margin products.

•
Our operating loss was $15.7 million in fiscal 2013 as compared to an operating income of $24.6 million in fiscal 2012. This decrease was primarily due to increases in headcount and related personnel expenses and other expenses associated with new product development for 3G/4G mobile devices, lower gross margin, increases in legal expenses resulting from intellectual property rights (IPR) litigation, a loss of approximately $5.0 million related to the IQE transaction, increases in share-based compensation expenses and expenses related to the acquisition of Amalfi.

•	Our net loss per diluted share was $0.19 for fiscal 2013 compared to net income per diluted share of less than one cent for fiscal 2012.

•
We generated positive cash flow from operations of $71.3 million for fiscal 2013 as compared to $124.2 million for fiscal 2012. This decrease in cash flow from operations was primarily due to decreased profitability as a result of increased operating expenses related to the investment in new product development as well as increased investments targeting customer diversification.

•	Capital expenditures totaled $54.6 million in fiscal 2013 as compared to $46.1 million in fiscal 2012, primarily due to the addition of assembly and test capacity.

•	During fiscal 2013, we purchased and retired a total of $47.4 million aggregate principal amount of our 2014 Notes.

•	During fiscal 2013, we repurchased approximately 1.9 million shares of common stock for approximately $7.0 million, including transaction costs.

•
In June 2012, we entered into an asset transfer agreement with IQE to transfer our MBE wafer growth operations to IQE. The assets transferred to IQE had a total book value of approximately $24.4 million.

•	In November 2012, we completed our acquisition of Amalfi for a total purchase price of approximately $48.4 million (net of cash received).

•
In January 2013, our Board of Directors authorized an extension of our share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015 (see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report).

•
In March 2013, we entered into a four-year $125.0 million senior credit facility which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We currently have no outstanding amounts under the credit facility.

•	In March 2013, we announced that we will phase out manufacturing in our Newton Aycliffe, U.K. facility.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2013, 2012 and 2011:

	2013		2012		2011
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$964,147	100.0%	$871,352	100.0%	$1,051,756	100.0%
Cost of goods sold	658,332	68.3	582,586	66.9	662,085	63.0
Gross margin	305,815	31.7	288,766	33.1	389,671	37.0
Research and development	178,793	18.5	151,697	17.4	141,097	13.4
Marketing and selling	68,674	7.1	63,217	7.3	59,470	5.7
General and administrative	64,242	6.7	50,107	5.7	48,003	4.5
Other operating expense (income)	9,786	1.0	(898)	(0.1)	1,582	0.1
Operating (loss) income	$(15,680)	(1.6)%	$24,643	2.8%	139,519	13.3%

Revenue

Our overall revenue increased $92.8 million, or 10.6%, in fiscal 2013 as compared to fiscal 2012. Fiscal 2013 reflects increased demand for both our 3G/4G cellular RF solutions and our mobile WiFi products. In addition, revenue generated as a result of the acquisition of Amalfi totaled approximately 1.7% of our total revenue in fiscal 2013. These increases were slightly offset by lower demand for our 2G products that are used in low-end phones and lower demand for our wireless infrastructure products.

Our overall revenue decreased $180.4 million, or 17.2%, in fiscal 2012 as compared to fiscal 2011, primarily due to the anticipated end-of-life of transceiver products, lower demand for 2G products as the market transitioned to 3G products, and lower demand for our wireless infrastructure products and our WiFi front end module products. Sales of our 3G/4G cellular components partially offset the decline in transceiver and 2G product revenue in fiscal 2012.

Our largest customer, Samsung Electronics, Co., Ltd. (Samsung), accounted for approximately 22% of our net revenue in fiscal 2013. In fiscal 2012, Samsung and Nokia Corporation (Nokia), accounted for 22% and 14%, respectively, of our net revenue and in fiscal 2011, Nokia accounted for approximately 39% of our net revenue. The majority of the revenue from these customers was from the sale of our CPG products. No other customer accounted for more than 10% of our net revenue. Our customer diversification strategy has successfully reduced our percentage of sales to any one customer and diversified our customer base across both CPG and MPG.

International shipments amounted to $667.7 million in fiscal 2013 (approximately 69% of revenue) compared to $624.7 million in fiscal 2012 (approximately 72% of revenue) and $895.0 million in fiscal 2011 (approximately 85% of revenue). Shipments to Asia totaled $603.6 million in fiscal 2013 (approximately 63% of revenue) compared to $568.5 million in fiscal 2012 (approximately 65% of revenue) and $807.2 million in fiscal 2011 (approximately 77% of revenue).

Gross Margin

Our overall gross margin for fiscal 2013 decreased to 31.7% as compared to 33.1% in fiscal 2012. This decrease was primarily due to certain costs associated with the transfer of our MBE operations to IQE, costs related to the acquisition of Amalfi (including intangible amortization and inventory step-up), and price erosion on the average selling prices of our established products. These decreases were partially offset by higher factory utilization resulting from increased demand and a favorable change in product mix toward higher margin products.

Our overall gross margin for fiscal 2012 decreased to 33.1% as compared to 37.0% in fiscal 2011. In fiscal 2012, we experienced decreased overall demand, which led to lower factory utilization rates and increased inventory reserves. Our factory utilization rates were also negatively impacted as some of our newer switch-based products have higher silicon content, which we do not manufacture internally. In addition, our gross margin was affected by overcapacity in the compound semiconductor market, which led to erosion in average selling prices. These decreases were partially offset by a favorable product mix toward higher margin 3G/4G products.

Operating Expenses

Research and Development

In fiscal 2013, research and development expenses increased $27.1 million, or 17.9%, compared to fiscal 2012, primarily due to expenses resulting from new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, and increases in headcount and related personnel expenses (including Amalfi headcount and related personnel expenses).

In fiscal 2012, research and development expenses increased $10.6 million, or 7.5%, compared to fiscal 2011, primarily due to an increase in headcount and related personnel expenses and other expenses resulting from new product development for 3G/4G mobile devices, including antenna control solutions.

Marketing and Selling

In fiscal 2013, marketing and selling expenses increased $5.5 million, or 8.6%, compared to fiscal 2012, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

In fiscal 2012, marketing and selling expenses increased $3.7 million, or 6.3%, compared to fiscal 2011, primarily due to the same factors attributable for the increase from fiscal 2012 to fiscal 2013.

General and Administrative

In fiscal 2013, general and administrative expenses increased $14.1 million, or 28.2%, compared to fiscal 2012 primarily due to legal expenses resulting from IPR litigation ($6.0 million for fiscal 2013), increased personnel expenses, and increased share-based compensation expenses.

In fiscal 2012, general and administrative expenses increased $2.1 million, or 4.4%, compared to fiscal 2011 primarily due to consulting expenses for tax-related initiatives.

Other Operating (Income) Expense

In fiscal 2013, other operating expenses increased $10.7 million compared to fiscal 2012. During fiscal 2013, other operating expenses increased $5.0 million due to the loss realized on the transfer of our MBE wafer growth operations to IQE (see Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report).

In addition, we recorded restructuring expenses of $1.3 million and acquisition-related expenses of $1.5 million associated with the acquisition of Amalfi.

In fiscal 2012, other operating expenses decreased $2.5 million, or 156.8%, compared to fiscal 2011. During fiscal 2012, the restructuring obligation was reduced by $1.7 million as a result of the utilization of one of the facilities we previously exited due to a change in manufacturing operations, while during fiscal 2011, we recorded restructuring charges of approximately $0.6 million related to impaired assets and lease and other contract termination costs.

Operating Income

Our overall operating loss was $15.7 million for fiscal 2013 as compared to an operating income of $24.6 million for fiscal 2012. This decrease was primarily due to increases in headcount and related personnel expenses and other expenses associated with new product development for 3G/4G mobile devices, lower gross margin, increases in legal expenses resulting from IPR litigation, a loss of approximately $5.0 million related to the IQE transaction, increases in share-based compensation expenses and expenses related to the purchase of Amalfi.

Our overall operating income was $24.6 million for fiscal 2012, compared to operating income of $139.5 million for fiscal 2011. Operating income decreased primarily due to lower revenue.

Segment Product Revenue, Operating Income (Loss) and Operating Income (Loss) as a Percentage of Revenue

Cellular Products Group

	Fiscal Year
	2013	2012	2011
(In thousands, except percentages)
Revenue	$761,425	$664,242	$819,230
Operating income	$52,574	$61,776	$156,352
Operating income as a % of revenue	6.9%	9.3%	19.1%

CPG revenue increased $97.2 million, or 14.6%, primarily due to increased demand for our 3G/4G cellular RF solutions. In addition, CPG revenue generated as a result of the acquisition of Amalfi totaled approximately 2.2% of CPG's total revenue in fiscal 2013. These increases to revenue were slightly offset by lower demand for our 2G products used in low-end phones.

CPG operating income decreased $9.2 million, or 14.9%, in fiscal 2013 as compared to fiscal 2012, primarily due to increased operating expenses related to new product development for 3G/4G mobile devices as well as investments targeting customer diversification, and increases in headcount and related personnel expenses (including Amalfi headcount and related personnel expenses). Although erosion in the average selling prices of our established products contributed to the decrease in operating income, it was significantly offset by higher factory utilization resulting from increased demand and a favorable change in product mix toward higher margin products.

CPG revenue decreased $155.0 million, or 18.9%, and operating income decreased $94.6 million, or 60.5%, in fiscal 2012 as compared to fiscal 2011, primarily due to the anticipated end-of-life of transceiver products and lower demand for 2G products as the market transitioned to 3G products. These decreases were partially offset by increased sales of our 3G/4G cellular components.

Multi-Market Products Group

	Fiscal Year
	2013	2012	2011
(In thousands, except percentages)
Revenue	$202,722	$207,110	$232,526
Operating income	$11,181	$10,930	$33,046
Operating income as a % of revenue	5.5%	5.3%	14.2%

MPG revenue decreased $4.4 million, or 2.1%, in fiscal 2013 as compared to fiscal 2012, primarily due to the lower demand that we experienced for our wireless infrastructure products. This decrease was partially offset by increased demand for our mobile WiFi products.

MPG operating income increased $0.3 million, or 2.3%, in fiscal 2013 as compared to fiscal 2012, primarily due to decreases in personnel related expenses and other expenses related to the elimination of investments in our lower performing products. The improvement in MPG expenses was partially offset by decreased gross margins resulting from an unfavorable change in product mix toward lower margin products.

MPG revenue decreased $25.4 million, or 10.9%, and operating income decreased $22.1 million, or 66.9%, in fiscal 2012 as compared to fiscal 2011, primarily due to lower demand for our wireless infrastructure products and our WiFi front end module products.

See Note 16 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for fiscal years 2013, 2012 and 2011.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2013	2012	2011
Interest expense	$(6,532)	$(10,997)	$(17,140)
Interest income	249	468	787
Loss on retirement of convertible subordinated notes	(2,756)	(908)	(2,412)
Other (expense) income	(1,180)	2,422	2,751
Income tax (expense) benefit	(27,100)	(14,771)	1,053

Interest expense

Interest expense has decreased as a result of lower debt balances. During the first quarter of fiscal 2013, our 0.75% convertible subordinated notes due 2012 (the "2012 Notes") became due and we paid the remaining principal balance of $26.5 million. During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes. During fiscal years 2012 and 2011, we purchased and retired $35.8 million and $135.5 million aggregate principal amount of our 2012 Notes, respectively. In addition, the remaining $10.0 million aggregate principal amount of our 1.50% convertible subordinated notes due 2010 (the “2010 Notes”) matured and was repaid during fiscal 2011.

Loss on the retirement of convertible subordinated notes

During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $2.8 million as a result of applying ASC 470-20. During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million as a result of applying ASC 470-20. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other (expense) income

In fiscal 2013, we incurred a foreign currency loss of $1.2 million as compared to a gain of $0.9 million in fiscal 2012 and a gain of $2.1 million in fiscal 2011. The foreign currency loss for fiscal 2013 was driven by the changes in the local currency denominated balance sheet accounts, the appreciation of the U.S dollar against the British Pound and Euro, and the depreciation of the U.S. dollar against the Renminbi. Additionally, during fiscal 2012, we recognized a $1.6 million gain on an equity investment (see Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further information on our equity investment).

Income taxes

Income tax expense for fiscal 2013 was $27.1 million, which is primarily comprised of tax expense related to international operations, a $1.3 million reduction in U.K. deferred tax assets due to a decrease in the U.K. tax rate, and a $12.0 million increase in the valuation allowance against U.K. deferred tax assets. For fiscal 2013, this resulted in an annual effective tax rate of (104.64%).

In comparison, the income tax expense for fiscal 2012 was $14.8 million, which was comprised primarily of tax expense related to international operations and a reduction in U.K. deferred tax assets due to a decrease in the U.K. tax rate, offset by a tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. For fiscal 2012, this resulted in an annual effective tax rate of 94.5%.

For fiscal 2011 the income tax benefit was $1.1 million, which was comprised primarily of tax expense related to international operations, offset by tax benefits related to the release of the $22.8 million valuation allowance against U.K. deferred tax assets and the expiration of the statute of limitations on uncertain tax positions assumed in prior business combinations. For fiscal 2011, this resulted in an annual effective tax rate of (0.9%).

A valuation allowance has been established against net deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related net deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. The realizability of these deferred tax assets are reevaluated on a quarterly basis. As of the end of fiscal years 2011, 2012 and 2013, the valuation allowance against domestic and foreign deferred tax assets was $92.3 million, $112.7 million, and $164.2 million, respectively.

The $132.1 million valuation allowance as of the beginning of fiscal 2011 arose mainly from uncertainty related to the realizability of U.S. deferred tax assets due to operating losses and impairment charges incurred in the third quarter of fiscal 2009 that resulted in the U.S. moving into a cumulative pre-tax loss for the most recent three-year period, U.K. deferred tax assets acquired in connection with the acquisition of Filtronic Compound Semiconductors, Limited ("Filtronic") in fiscal 2008, and Shanghai, China deferred tax assets acquired in connection with the acquisition of Sirenza Microdevices, Inc. ("Sirenza") in fiscal 2008. During fiscal 2011 there was a $39.8 million decrease in the valuation allowance comprised of a $22.8 million release of the U.K. valuation allowance related to the U.K. net deferred tax assets as of the end of fiscal 2011 and $17.0 million for other decreases related to changes in domestic and foreign net deferred tax assets. The U.K. valuation allowance was released based on the positive evidence of income being generated in the U.K. in each of the last several quarters, the scheduled completion of the implementation of production technology to allow the U.K. facility to produce PAs in addition to switches during fiscal 2012, and future projections of continued profitability, which overcame any remaining negative evidence.

The $20.4 million increase in the valuation allowance during fiscal 2012 was comprised of a $22.2 million increase related to changes in domestic net deferred tax assets during fiscal 2012 offset by a $1.8 million decrease from the release of the Shanghai, China valuation allowance upon completing the liquidation of that legal entity. The remaining valuation allowance as of the end of fiscal 2012 was related to the U.S. net deferred tax assets.

The valuation allowance against net deferred tax assets increased in fiscal 2013 by $51.5 million. The increase was comprised of $12.0 million established during the fiscal year related to the U.K. net deferred tax assets, $10.8 million related to the Amalfi acquisition, and a $28.7 million increase related to other changes in domestic deferred tax assets during the fiscal year. The U.K. valuation allowance was recorded as a result of the decision, announced in March 2013, to phase out and eventually shutdown manufacturing at the U.K. facility over the next nine to twelve months. Consequently, we determined that this represented significant negative evidence, and that it was “more likely than not” that any U.K. deferred tax assets remaining at the end of fiscal 2014 would ultimately not be realized.

As of March 30, 2013, we had federal loss carryovers of approximately $140.1 million that expire in years 2019-2032 if unused, state losses of approximately $136.4 million that expire in years 2013-2032 if unused, and U.K. loss carryovers of approximately $5.4 million that carry forward indefinitely. Federal research credits of $61.0 million, federal foreign tax credits of $5.6 million, and state credits of $32.2 million may expire in years 2013-2032, 2017-2022, and 2013-2027, respectively. Federal alternative minimum tax credits of $1.5 million carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza, Silicon Wave, Inc., and Amalfi acquisitions. The utilization of these acquired domestic tax assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

Our gross unrecognized tax benefits totaled $32.9 million as of April 2, 2011, $31.7 million as of March 31, 2012, and $37.9 million as of March 30, 2013. Of these amounts, $24.4 million (net of federal benefit of state taxes), $24.4 million (net of federal benefit of state taxes), and $29.7 million (net of federal benefit of state taxes) as of April 2, 2011, March 31, 2012, and March 30, 2013, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years. Of the fiscal 2013 additions to tax positions in prior years, $4.4 million was assumed by the Company in the Amalfi acquisition and relates to positions taken on tax returns for pre-acquisition periods. Included in the balance of gross unrecognized tax benefits at March 30, 2013, is $0.5 million to $1.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next 12 months. This amount represents a potential decrease in gross unrecognized tax benefits related to reductions for tax positions in prior years.

SHARE-BASED COMPENSATION

Under FASB ASC 718, “Compensation – Stock Compensation” (ASC 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee's requisite service period.

As of March 30, 2013, total remaining unearned compensation cost related to nonvested restricted stock units and options was $28.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Beginning in fiscal 1998, we have raised approximately $1,053.3 million, net of offering expenses, from public and Rule 144A securities offerings. As of March 30, 2013, we had working capital of approximately $330.5 million, including $101.7 million in cash and cash equivalents, compared to working capital at March 31, 2012, of $421.2 million, including $135.5 million in cash and cash equivalents. This decrease in working capital is primarily attributable to the purchase of Amalfi for $48.4 million (net of cash received) as well as the purchase and retirement of approximately $47.4 million principal amount of our 2014 Notes during fiscal 2013.

Our total cash, cash equivalents and short-term investments were $179.6 million as of March 30, 2013. This balance includes approximately $75.3 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

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

During fiscal 2013, we repurchased 1.9 million shares at an average price of $3.75 on the open market. During fiscal 2012, we repurchased approximately 4.9 million shares at an average price of $6.18 on the open market and during fiscal 2011, we repurchased approximately 1.7 million shares at an average price of $7.44 on the open market. We repurchased a total of approximately 8.5 million shares of our common stock under this program at an average price of $5.90 on the open market for a total of $49.9 million. As of March 30, 2013, $150.1 million remains available for repurchase as a result of the January 31, 2013 extension of the program.

Cash Flows from Operating Activities

Operating activities in fiscal 2013 provided cash of $71.3 million, compared to $124.2 million in fiscal 2012. This year-over-year decrease was primarily attributable to decreased profitability resulting from increased operating expenses related to the continued investment in new product development as well as increased investments targeting customer diversification.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2013 was $14.5 million compared to $49.9 million in fiscal 2012. This change was primarily due to an increase in the net proceeds from maturities of available-for-sale securities as compared to fiscal 2012. This increase to cash provided by investing activities was partially reduced by the use of cash of approximately $47.7 million for the purchase of Amalfi as well as increased capital expenditures. Capital expenditures in fiscal 2014 are currently expected to increase approximately 10% to 15% as compared to fiscal 2013, which we expect to fund with cash flows from operations. The actual amount of capital expenditures will be dependent on our sourcing strategy for manufacturing capacity and the rate and pace of new technology development.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2013 was $89.7 million compared to $70.4 million in fiscal 2012. The increase in net cash used in financing activities was primarily due to a higher payment of debt during fiscal 2013 as compared to fiscal 2012. The 2012 Notes became due and the remaining principal balance of $26.5 million was paid with cash on hand in fiscal 2013. Also in fiscal 2013, we repurchased and retired $47.4 million original principal amount of our 2014 Notes and the $6.3 million remaining balance of our bank loan became due and was paid with cash on hand. In comparison, during fiscal 2012, we purchased and retired $35.8 million original principal amount of our 2012 Notes. These uses of cash were partially offset by lower repurchases of common stock during fiscal 2013 as compared to fiscal 2012.

Our future capital requirements may differ materially from those currently anticipated and will depend on many factors, including, but not limited to, market acceptance of our products, volume pricing concessions, capital improvements, demand for our products, technological advances and our relationships with suppliers and customers. Based on current and projected levels of cash flow from operations, coupled with our existing cash and cash equivalents, and our revolving credit facility, we believe that we have sufficient liquidity to meet both our short-term and long-term cash requirements. However, if there is a significant decrease in demand for our products, or in the event that growth is faster than we had anticipated, operating cash flows may be insufficient to meet our needs. If existing resources and cash from operations are not sufficient to meet our future requirements or if we perceive conditions to be favorable, we may seek additional debt or equity financing. We cannot be sure that any additional equity or debt financing will not be dilutive to holders of our common stock. Further, we cannot be sure that additional equity or debt financing, if required, will be available on favorable terms, if at all.

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2013, 2012 and 2011. Our financial results in fiscal 2014 could be adversely affected by wage and commodity price inflation (including precious metals).

OFF-BALANCE SHEET ARRANGEMENTS

As of March 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 30, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than			More than
	Payments	1 year	1-3 years	3-5 years	5 years
Capital commitments	$15,490	$15,490	$—	$—	$—
Capital leases	164	73	91	—	—
Operating leases	34,541	10,263	14,194	6,631	3,453
Convertible debt (including interest) *	88,816	875	87,941	—	—
Purchase obligations	122,015	118,923	3,049	43	—
Wafer supply agreement	30,212	25,841	4,371	—	—
Total	$291,238	$171,465	$109,646	$6,674	$3,453

* The 2014 Notes have a remaining principal balance of $87.5 million as of March 30, 2013.

Capital Commitments

On March 30, 2013, we had short-term capital commitments of approximately $15.5 million, primarily for increasing test capacity, as well as for equipment replacements, equipment for process improvements and general corporate requirements.

Capital Leases

We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of March 30, 2013. Equipment under capital lease arrangements is included in property and equipment and has a net cost of approximately $0.3 million as of both March 30, 2013 and March 31, 2012.

Operating Leases

We lease the majority of our corporate, wafer fabrication and other facilities from several third party real estate developers. The remaining terms of these operating leases range from approximately one year to ten years. Several have renewal options of up to two ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 30, 2013, the total future minimum lease payments were approximately $32.5 million related to facility operating leases and approximately $2.0 million related to equipment operating leases.

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

During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $2.8 million as a result of applying ASC 470-20. During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million as a result of applying ASC 470-20. During fiscal 2011, we purchased and retired $135.5 million aggregate principal amount of our 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2012 Notes and 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

As of March 30, 2013, the 2014 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages ("PORTAL") Market of $86.7 million, compared to a carrying value of $82.0 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

The indentures governing our 2014 Notes contain certain non-financial covenants, and as of March 30, 2013, we were in compliance with these covenants.

During fiscal 2004, we completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010. In fiscal 2011, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.

Credit Agreement

On March 19, 2013, we entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by certain subsidiaries. We currently have no outstanding amounts under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of March 30, 2013. See Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further details.

Other Debt

During fiscal 2008, we entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance equaled U.S. $6.3 million and was repaid at maturity with cash on hand.

During fiscal 2007, we entered into a $25.0 million asset-based financing equipment term loan. During fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.

Purchase Obligations

Our purchase obligations, totaling approximately $122.0 million, are primarily for the purchase of raw materials and manufacturing services that are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of March 30, 2013.

Wafer Supply Agreement

During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced wafer starting materials through March 31, 2016. As of March 30, 2013, our minimum purchase commitment related to the wafer supply agreement is approximately $30.2 million (see Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further details).

Other Contractual Obligations

As of March 30, 2013, in addition to the amounts shown in the Contractual Obligations table above, we have $39.2 million of unrecognized income tax benefits and accrued interest, of which $9.6 million have been recorded as liabilities. We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have an unfunded pension plan in Germany with a benefit obligation of approximately $4.4 million as of March 30, 2013. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.1 million in fiscal 2013 and are expected to be less than $0.1 million in fiscal 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to use judgment and estimates. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from those estimates. The accounting policies that are most critical in the preparation of our consolidated financial statements are those that are both important to the presentation of our financial condition and results of operations and require significant judgment and estimates on the part of management. Our critical accounting policies are reviewed periodically with the Audit Committee of the Board of Directors. We also have other policies that we consider key accounting policies, such as policies for revenue recognition (see Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report); however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally 6 to 24 months. The estimates of future demand that we use in the valuation of inventory reserves are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuations and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions, and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had a 1% or lower impact on margins in fiscal years 2013, 2012 and 2011.

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

Goodwill

We have determined that our reporting units as of fiscal 2013 are CPG, MPG and CSG for purposes of allocating and testing goodwill. In evaluating our reporting units we first consider our operating segments and related components in accordance with FASB guidance. Goodwill is allocated to our reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 30, 2013, our goodwill balance of $104.8 million is allocated to our CPG and MPG reporting units.

We account for goodwill in accordance with FASB's authoritative guidance, which requires that goodwill and certain intangibles are not amortized, but are subject to an annual impairment test. We complete our goodwill impairment test on an annual basis on the first day of the fourth quarter in each fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. In fiscal 2013, we adopted FASB Accounting Standards Update (ASU) 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment" (ASU 2011-08), which provides entities with an option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for our goodwill impairment test, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. We also consider recent fair value calculations of our reporting units as well as cost factors such as changes in raw materials, labor or other costs. If impairment indicators are present after performing step zero, we would perform a quantitative impairment analysis to estimate the fair value of goodwill. In doing so, we would estimate future revenue, consider market factors and estimate our future profitability and cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations.

We performed a step zero analysis for our goodwill impairment test in the fourth quarter of fiscal 2013. As a result of our analysis, no further quantitative impairment test was deemed necessary for fiscal 2013. There was no impairment of goodwill as a result of our annual impairment tests completed during the fourth quarters of fiscal years 2012 and 2011.

Intangible Assets

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, a wafer supply agreement and developed technology resulting from business combinations and are subject to amortization. Indefinite-lived intangible assets consist of in-process research and development (IPRD).

Technology licenses are recorded at cost and are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately six to fifteen years.

The fair value of customer relationships acquired prior to fiscal 2013 was based on the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate. The fair value of customer relationships acquired during fiscal 2013 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

The fair value of developed technology acquired prior to fiscal 2013 was determined by discounting forecasted cash flows directly related to the existing product technology, net of returns on contributory assets. The fair value of developed technology acquired during fiscal 2013 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life of six years.

The fair value of the wafer supply agreement was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement is amortized on a units of use activity method and has a useful life of approximately four years.

IPRD is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives.

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

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not likely (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding realizability. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding changes during fiscal years 2011 and 2012 in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not that a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCMENTS

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance will be effective for our first quarter of fiscal 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02 "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" (ASU 2012-02). ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, ASU 2012-02 eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance will be effective for our first quarter of fiscal 2014. The adoption of this guidance will not have an impact on our financial position, results of operations or financial statement disclosures.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted this guidance in the first quarter of fiscal 2013 and present a separate consolidated statement of comprehensive (loss)/income immediately following the consolidated statements of operations. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, this standard did not have an impact on our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. We adopted this guidance in the first quarter of fiscal 2013. The adoption of this guidance did not have an impact on our financial position, results of operations or financial statement disclosures as the value of goodwill is not affected by the adoption of this standard.

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

Interest Rates

Available-for-sale securities
We are exposed to interest rate risk primarily from our investments in available-for-sale securities. In accordance with an investment policy approved by the Audit Committee of our Board of Directors, our available-for-sale securities are predominantly comprised of U.S. government/agency securities. We continually monitor our exposure to changes in interest rates and the credit ratings of issuers with respect to our available-for-sale securities. As a result of this monitoring and volatility of the financial markets, we adopted a more conservative investment strategy, and we are currently investing in lower risk and consequently lower interest-bearing investments. Accordingly, we believe that the effects of changes in interest rates and the credit ratings of these issuers are limited and would not have a material impact on our financial condition or results of operations. However, it is possible that we would be at risk if interest rates or the credit ratings of these issuers were to change unfavorably.

At March 30, 2013, we held available-for-sale investments with an estimated fair value of $106.5 million. We do not purchase financial instruments for trading or speculative purposes. Our investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. Our investments earned an average annual interest rate of approximately 0.1% in fiscal 2013 or approximately $0.1 million in interest income. In fiscal 2012, our investments earned an average annual interest rate of approximately 0.1% or approximately $0.2 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.

Convertible Debt
Our 2014 Notes bear fixed interest rates, and therefore, would not be subject to interest rate risk.

Credit Agreement
The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The interest rates on this facility are variable; however, since we have no outstanding balances under the Credit Agreement, there is no interest rate risk related to this facility as of March 30, 2013.

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

For fiscal 2013, we incurred a foreign currency loss of $1.2 million compared to a foreign currency gain of $0.9 million in fiscal 2012, which is recorded in “other income (expense).”  The foreign currency loss for fiscal 2013 was driven by the changes in the local currency denominated balance sheet accounts, the appreciation of the U.S dollar against the British Pound and Euro, and the depreciation of the U.S. dollar against the Renminbi.

Our financial instrument holdings, including foreign receivables, cash and payables at March 30, 2013, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $3.4 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $2.8 million.

Commodity Prices

We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. In fiscal 2013, the price of gold remained high, however, we are currently implementing process technology changes that are replacing gold with lower-cost materials to reduce this exposure. We also have an active reclamation process to capture any unused gold. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 30, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$101,662	$135,524
Short-term investments (Notes 1 & 3)	77,987	164,863
Accounts receivable, less allowance of $434 and $353 as of March 30, 2013 and March 31, 2012, respectively	143,647	100,446
Inventories (Notes 1 & 4)	161,193	130,372
Prepaid expenses	13,034	11,974
Other receivables (Note 1)	16,233	14,877
Other current assets (Note 12)	2,481	11,311
Total current assets	516,237	569,367
Property and equipment:
Land	3,706	3,706
Building	95,655	92,564
Machinery and equipment	517,413	562,864
Leasehold improvements	45,788	79,282
Furniture and fixtures	10,814	11,163
Computer equipment and software	33,147	34,304
	706,523	783,883
Less accumulated depreciation	(538,494)	(594,286)
	168,029	189,597
Construction in progress	23,497	8,324
Total property and equipment, net	191,526	197,921
Goodwill (Notes 1, 5, 6 & 7)	104,846	95,628
Intangible assets, net (Notes 1 & 7)	93,197	65,141
Long-term investments (Notes 1 & 3)	4,281	4,325
Other non-current assets (Notes 1 & 12)	21,912	32,202
Total assets	$931,999	$964,584
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,468	$68,382
Accrued liabilities	55,760	42,198
Current portion of long term debt, net of unamortized discount (Note 8)	—	32,759
Other current liabilities (Notes 10 & 12)	6,486	4,846
Total current liabilities	185,714	148,185
Long-term debt, net of unamortized discount (Note 8)	82,035	118,949
Other long-term liabilities (Notes 9, 10, 11 & 12)	25,236	25,119
Total liabilities	292,985	292,253
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 280,160 and 276,992 shares issued and outstanding at March 30, 2013 and March 31, 2012, respectively	1,259,420	1,239,401
Accumulated other comprehensive loss, net of tax	(498)	(161)
Accumulated deficit	(619,908)	(566,909)
Total shareholders’ equity	639,014	672,331
Total liabilities and shareholders’ equity	$931,999	$964,584

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2013	2012	2011

Revenue	$964,147	$871,352	$1,051,756
Cost of goods sold	658,332	582,586	662,085
Gross profit	305,815	288,766	389,671

Operating expenses:
Research and development	178,793	151,697	141,097
Marketing and selling	68,674	63,217	59,470
General and administrative	64,242	50,107	48,003
Other operating expense (income) (Notes 5, 6 & 11)	9,786	(898)	1,582
Total operating expenses	321,495	264,123	250,152
(Loss) income from operations	(15,680)	24,643	139,519

Interest expense	(6,532)	(10,997)	(17,140)
Interest income	249	468	787
Loss on retirement of convertible subordinated notes (Note 8)	(2,756)	(908)	(2,412)
Other (expense) income	(1,180)	2,422	2,751
(Loss) income before income taxes	$(25,899)	$15,628	$123,505

Income tax (expense) benefit (Note 12)	(27,100)	(14,771)	1,053
Net (loss) income	$(52,999)	$857	$124,558

Net (loss) income per share (Note 13):
Basic	$(0.19)	$0.00	$0.46
Diluted	$(0.19)	$0.00	$0.44

Shares used in per share calculation (Note 13):
Basic	278,602	276,289	272,575
Diluted	278,602	282,576	280,394

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Fiscal Year
	2013	2012	2011
Net (loss) income	$(52,999)	$857	$124,558
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on marketable securities	37	(68)	42
Change in pension liability	(124)	(519)	66
Foreign currency translation adjustment	(250)	33	210
Other comprehensive (loss) income	(337)	(554)	318
Total comprehensive (loss) income	$(53,336)	$303	$124,876

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, April 3, 2010	269,106	$1,222,333	$75	$(692,324)	$530,084
Comprehensive income:
Net income	—	—	—	124,558	124,558
Other comprehensive income	—	—	318	—	318
Repurchase of convertible subordinated notes, net of tax	—	(9,579)	—	—	(9,579)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	7,225	14,699	—	—	14,699
Issuance of common stock in connection with employee stock purchase plan	742	3,501	—	—	3,501
Repurchase of common stock, including transaction costs	(1,697)	(12,652)	—	—	(12,652)
Share-based compensation expense	—	25,426	—	—	25,426
Balance, April 2, 2011	275,376	1,243,728	393	(567,766)	676,355
Comprehensive income:
Net income	—	—	—	857	857
Other comprehensive loss	—	—	(554)	—	(554)
Repurchase of convertible subordinated notes, net of tax	—	(1,777)	—	—	(1,777)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	5,699	(2,232)	—	—	(2,232)
Issuance of common stock in connection with employee stock purchase plan	820	3,855	—	—	3,855
Repurchase of common stock, including transaction costs	(4,903)	(30,373)	—	—	(30,373)
Share-based compensation expense	—	26,200	—	—	26,200
Balance, March 31, 2012	276,992	1,239,401	(161)	(566,909)	672,331
Comprehensive income:
Net loss	—	—	—	(52,999)	(52,999)
Other comprehensive loss	—	—	(337)	—	(337)
Repurchase of convertible subordinated notes, net of tax	—	(1,251)	—	—	(1,251)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	4,028	(5,736)	—	—	(5,736)
Issuance of common stock in connection with employee stock purchase plan	999	3,348	—	—	3,348
Repurchase of common stock, including transaction costs	(1,859)	(6,999)	—	—	(6,999)
Share-based compensation expense	—	30,657	—	—	30,657
Balance, March 30, 2013	280,160	$1,259,420	$(498)	$(619,908)	$639,014

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(52,999)	$857	$124,558
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	49,357	57,949	63,093
Intangible amortization	23,107	18,390	18,457
Non-cash interest expense and amortization of debt issuance costs	5,793	9,378	13,875
Investment discount amortization, net	(101)	(219)	(272)
Excess tax benefit from exercises of stock options	—	—	(111)
Deferred income taxes	16,796	4,283	(21,633)
Foreign currency adjustments	10	(507)	(1,181)
Loss on retirement of convertible subordinated notes	2,756	908	2,412
Loss (income) from equity investment	44	(1,631)	(544)
Loss (gain) on assets and other, net	4,342	(1,256)	154
Share-based compensation expense	30,819	26,174	25,353
Changes in operating assets and liabilities:
Accounts receivable, net	(38,400)	19,847	(12,086)
Inventories	(19,071)	19,466	(27,161)
Prepaid expense and other current and non-current assets	(537)	(11,321)	23,864
Accounts payable	46,821	(21,375)	6,736
Accrued liabilities	(815)	1,399	(947)
Income tax payable/recoverable	960	6,178	(118)
Other liabilities	2,370	(4,307)	(1,062)
Net cash provided by operating activities	71,252	124,213	213,387
Investing activities:
Purchase of securities available-for-sale	(89,959)	(205,849)	(287,617)
Proceeds from maturities of securities available-for-sale	176,975	201,001	282,523
Purchase of business, net of cash acquired	(47,697)	—	—
Purchase of property and equipment	(54,636)	(46,051)	(25,714)
Proceeds from sale of property and equipment	840	984	599
Net cash used in investing activities	(14,477)	(49,915)	(30,209)
Financing activities:
Payment of debt	(79,432)	(41,853)	(149,669)
Excess tax benefit from exercises of stock options	—	—	111
Payments of no net cost loan	—	—	(12,900)
Debt issuance cost	(1,240)	—	—
Proceeds from the issuance of common stock	3,988	11,285	20,728
Repurchase of common stock, including transaction costs	(6,999)	(30,373)	(12,652)
Tax withholding paid on behalf of employees for restricted stock units	(5,959)	(9,658)	(2,528)
Restricted cash associated with financing activities	34	267	(341)
Repayment of capital lease obligations	(62)	(57)	(97)
Net cash used in financing activities	(89,670)	(70,389)	(157,348)
Net (decrease) increase in cash and cash equivalents	(32,895)	3,909	25,830
Cash and cash equivalents at the beginning of the period	135,524	131,760	104,778
Effect of exchange rate changes on cash	(967)	(145)	1,152
Cash and cash equivalents at the end of the period	$101,662	$135,524	$131,760
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,409	$2,315	$3,307
Cash paid during the year for income taxes	$8,941	$14,554	$21,427
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 30, 2013

1.	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

RF Micro Devices, Inc. (the "Company") was incorporated under the laws of the State of North Carolina (N.C.) in 1991. The Company is a global leader in the design and manufacture of high-performance radio frequency (RF) solutions. The Company’s products enable worldwide mobility, provide enhanced connectivity and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers. The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which are sourced through both internal and external suppliers. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for customers’ performance, cost and time-to-market requirements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations, assets and liabilities associated with the acquisition of Amalfi Semiconductor, Inc. (“Amalfi”) completed during fiscal 2013 have been included in the Consolidated Statements of Operations from the acquisition date (November 9, 2012) and are reflected in the Consolidated Balance Sheet as of March 30, 2013 (see Note 5).

The Company acquired an immaterial investment in a privately-held company in fiscal 2008 and accounted for it under the cost method. During the third quarter of fiscal 2011, this company was recapitalized and restructured, which increased RFMD’s ownership in this company. As a result, the Company adopted and applied the equity method of accounting to this investment retroactively pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 323, “Investments-Equity Method and Joint Ventures.” The cumulative effect of this accounting change was immaterial to prior fiscal years and was recorded as an equity investment in fiscal 2011. As of March 30, 2013 and March 31, 2012, the equity investment is $2.1 million and $2.2 million, respectively. The investment is recorded in “long-term investments” in the Consolidated Balance Sheets. The Company purchased raw materials from its equity investee totaling approximately $7.0 million, $9.2 million and $8.5 million, for fiscal years 2013, 2012 and 2011, respectively.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 30, 2013, March 31, 2012, and April 2, 2011. Fiscal years 2013, 2012 and 2011 were 52-week years.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 30, 2013 and March 31, 2012 (see Note 3 and Note 8).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The actual results that we experience may differ materially from our estimates. The Company makes estimates for the returns reserve, rebates, allowance for doubtful accounts, inventory valuation including reserves, warranty reserves, income tax valuation, current and deferred income taxes, uncertain tax positions, non-marketable equity investments, other-than-temporary impairments of investments, goodwill, long-lived assets and other financial statement amounts on a regular basis and makes adjustments based on historical experiences and expected future conditions. Accounting estimates require difficult and subjective judgments and actual results may differ from the Company’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly- liquid investments with original maturities of three months or less when purchased.
Investments

Investments are accounted for in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.”

Available-for-Sale Investments
Investments available-for-sale at March 30, 2013, and March 31, 2012, consisted of U.S. government/agency securities and auction rate securities.  Available-for-sale investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported in Other comprehensive (loss) income.  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other income (expense).”  The amortized cost of available-for-sale securities is adjusted for amortization of premium and accretion of discounts, which are included as a portion of interest.

The Company assesses individual investments for impairment quarterly.  Investments are impaired when the fair value is less than the amortized cost.  If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary.  A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss).  Other-than-temporary declines in the Company's debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in Other comprehensive (loss) income.  The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Trading Securities
As of April 3, 2010, the Company held Level 3 auction rate trading securities, which were recorded as “restricted trading security investments” on its Consolidated Balance Sheet. These Level 3 auction rate securities were settled during fiscal 2011 (see Note 8). Cash flows from purchases, sales, and maturities of trading securities are classified based on the nature and purpose for which the securities were acquired, and therefore, our cash flows from trading securities are classified in the investing section of the Consolidated Statements of Cash Flows.

Inventories

Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales which includes management's analysis and

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures, as well as considering the historical rate of losses, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to twenty years. The Company’s assets acquired under capital leases and leasehold improvements are amortized over the lesser of the asset life or lease term (which is reasonably assured) and included in depreciation.

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

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($13.9 million as of March 30, 2013 and $12.0 million as of March 31, 2012, which are reported on a net basis), interest receivables and other miscellaneous items.

Goodwill and Intangible Assets

The value of the Company’s goodwill and purchased intangible assets could be impacted by future adverse changes such as: (i) any future declines in RFMD’s operating results, (ii) a decline in the value of technology company stocks, including the value of RFMD’s common stock, (iii) a prolonged or more significant slowdown in the worldwide economy or the semiconductor industry, or (iv) any failure to meet the performance projections included in RFMD’s forecasts of future operating results.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Goodwill

The Company has determined that its reporting units at the fiscal 2013 annual measurement date were CPG, MPG and CSG for purposes of allocating and testing goodwill. In evaluating its reporting units, the Company first considers its operating segments and related components in accordance with FASB guidance. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 30, 2013, $94.6 million of the Company’s goodwill balance is allocated to the MPG reporting unit and $10.2 million is allocated to the CPG reporting unit.

Goodwill is recorded when the purchase price paid for a business exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates its goodwill for potential impairment on an annual basis on the first day of the fourth quarter in each fiscal year, or more frequently if events or circumstances indicate that an impairment in the value of goodwill recorded on the Company's balance sheet may exist. In fiscal 2013, the Company adopted FASB ASU 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which provides entities with an option to perform a qualitative assessment (commonly referred to as "step zero") to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing step zero for the goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company's business, industry and market trends, and the overall future financial performance of the Company's reporting units and future opportunities in the markets in which the reporting units operate. The Company also considers recent fair value calculations of its reporting units as well as cost factors such as changes in raw materials, labor or other costs. If impairment indicators are present after performing step zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill. In doing so, the Company would estimate future revenue, consider market factors and estimate the Company's future profitability and cash flows. Based on these key assumptions, judgments and estimates, the Company determines whether it needs to record an impairment charge to reduce the value of the goodwill carried on its balance sheet to the estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy or internal forecasts. Although the Company believes the assumptions, judgments and estimates it has made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect its results of operations.

The Company performed a step zero analysis for its goodwill impairment test as of the annual measurement date. As a result of this analysis, no further quantitative impairment test was deemed necessary for fiscal 2013. There was no impairment of goodwill as a result of the Company's annual impairment tests completed during the fourth quarters of fiscal years 2012 and 2011.
Intangible Assets

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, a wafer supply agreement and developed technology resulting from business combinations and are subject to amortization. Indefinite-lived intangible assets consist of in-process research and development (IPRD).

Technology licenses are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately six to fifteen years.

The fair value of customer relationships acquired prior to fiscal 2013 was based on the benefit derived from the incremental revenue and related cash flows as a direct result of the customer relationship. These forecasted cash flows are discounted to present value using an appropriate discount rate. The fair value of customer relationships acquired during fiscal 2013 was determined based on an income approach using the “with and without method," in which the value of the asset is determined by the difference in discounted cash flows of the profitability of the Company "with" the asset and the profitability of the Company "without" the asset. Customer relationships are amortized on a straight-line basis over the estimated useful life, ranging from three to ten years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The fair value of developed technology acquired prior to fiscal 2013 was determined by discounting forecasted cash flows directly related to the existing product technology, net of returns on contributory assets. The fair value of developed technology acquired during fiscal 2013 was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Developed technology is amortized on a straight-line basis over the estimated useful life of six years.

The fair value of the wafer supply agreement was determined using the incremental income method, which is a discounted cash flow method within the income approach. Under this method, the fair value was estimated by discounting to present value the additional savings from expense reductions in operations at a discount rate to reflect the risk inherent in the wafer supply agreement as well as any tax benefits. The wafer supply agreement is amortized on a units of use activity method and has a useful life of approximately four years.

IPRD is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives.

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

Revenue Recognition

The Company's net revenue is generated principally from sales of semiconductor products. The Company recognizes revenue from product sales when the fundamental criteria are met, such as the time at which the title and risk and rewards of product ownership are transferred to the customer, price and terms are fixed or determinable, no significant vendor obligation exists and collection of the resulting receivable is reasonably assured. Sales of products are generally made through either the Company's sales force, manufacturers' representatives or through a distribution network. Revenue from the majority of the Company’s products is recognized upon shipment of the product to the customer from a Company-owned or third-party location. Some revenue is recognized upon receipt of the shipment by the customer. The Company has limited rebate programs offering price protection to certain distributors. These rebates represent less than 2% of net revenue and can be reasonably estimated based on specific criteria included in the rebate agreements and other known factors at the time. Reductions in revenue are recorded during the period in which the revenue related to those rebate agreements is recognized.

The Company also recognizes a portion of its net revenue through other agreements such as non-recurring engineering fees and cost-plus contracts for research and development work, royalty income, intellectual property (IP) revenue, and service revenue. These agreements are collectively less than 1% of consolidated revenue on an annual basis. Revenue from non-recurring engineering fees is recognized when the service is completed or upon certain milestones, as provided for in the agreements. Revenue from cost plus contracts is recognized on the percentage of completion method based on the costs incurred to date and the total contract amount, plus the contractual fee. Royalty income is recognized based on a percentage of sales of the relevant product reported by licensees during the period. The Company additionally licenses or sells its rights to use portions of its IP portfolio, which includes certain patent rights useful in the manufacture and sales of certain products. IP revenue recognition is dependent on the terms of each agreement. The Company will recognize IP revenue (i) upon delivery of the IP and (ii) if the Company has no substantive future obligation to perform under the arrangement. The Company will defer recognition of IP revenue where future performance obligations are required to earn the revenue or the revenue is not guaranteed. Revenue from services is recognized during the period that the service is performed.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

The Company's terms and conditions do not give its customers a right of return associated with the original sale of its products. However, the Company will authorize sales returns under certain circumstances, which include perceived quality problems, courtesy returns and like-kind exchanges. The Company evaluates its estimate of returns by analyzing all types of returns and the timing of such returns in relation to the original sale. Reserves are adjusted to reflect changes in the estimated returns versus the original sale of product.

Shipping and Handling Cost

The Company recognizes amounts billed to a customer in a sale transaction related to shipping and handling as revenue. The costs incurred by the Company for shipping and handling are classified as cost of goods sold in the Consolidated Statements of Operations.

Research and Development

The Company charges all research and development costs to expense as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.4 million, $0.3 million, and $0.3 million for fiscal years 2013, 2012 and 2011, respectively.

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

Share-Based Compensation

Under FASB ASC 718, “Compensation – Stock Compensation” (ASC 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee's requisite service period.

As of March 30, 2013, total remaining unearned compensation cost related to nonvested restricted stock units and options was $28.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.3 years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”  The functional currency for most of the Company’s international operations is the U.S. dollar.  The functional currency for the remainder of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates.  Revenues and expenses are translated using the average exchange rates throughout the year. Translation adjustments are shown separately as a component of “Accumulated other comprehensive (loss) income” within “Shareholders’ equity” in the Consolidated Balance Sheets.  Foreign currency transaction gains or losses (transactions denominated in a currency other than the functional currency) are reported in “Other income (expense)” in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance will be effective for the Company's first quarter of fiscal 2014. The adoption of this guidance will affect the presentation of comprehensive income but will not impact the Company's financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02 "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" (ASU 2012-02). ASU 2012-02 simplifies how entities test indefinite-lived intangible assets for impairment, which improves consistency in impairment testing requirements among long-lived asset categories. ASU 2012-02 permits an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, ASU 2012-02 eliminates the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance will be effective for the Company's first quarter of fiscal 2014. The adoption of this guidance will not have an impact on the Company’s financial position, results of operations or financial statement disclosures.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted this guidance in the first quarter of fiscal 2013 and presents a separate consolidated statement of comprehensive (loss)/income immediately following the consolidated statements of operations. Because this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income, this standard did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08). ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. The Company adopted this guidance in the first quarter of fiscal 2013. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or financial statement disclosures as the value of goodwill is not affected by the adoption of this standard.

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

Revenue from significant customers, those representing 10% or more of total sales for the respective periods, is summarized as follows:

	Fiscal Year
	2013	2012	2011

Nokia Corporation (Nokia)	N/A	14%	39%
Samsung Electronics, Co., Ltd. (Samsung)	22%	22%	N/A

The majority of the revenue from these customers was from the sale of the Company’s CPG products.

Samsung accounted for approximately 29% of the Company's total accounts receivable balance as of March 30, 2013. Nokia and Samsung collectively accounted for approximately 28% of the Company’s total accounts receivable balance as of March 31, 2012. Nokia accounted for approximately 37% of the Company’s total accounts receivable balance as of April 2, 2011.

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of available-for-sale securities as of March 30, 2013 and March 31, 2012 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 30, 2013
U.S. government/agency securities	$77,988	$3	$(4)	$77,987
Auction rate securities	2,150	—	—	2,150
Money market funds	26,328	—	—	26,328
	$106,466	$3	$(4)	$106,465
March 31, 2012
U.S. government/agency securities	$195,901	$—	$(39)	$195,862
Auction rate securities	2,150	—	—	2,150
Money market funds	21,314	—	—	21,314
	$219,365	$—	$(39)	$219,326

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 30, 2013 and March 31, 2012. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for fiscal 2013 were less than $0.1 million. There were no gross realized gains or losses recognized on available-for-sale securities for fiscal 2012.

The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of March 30, 2013 and March 31, 2012 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $14.0 million and $86.9 million, respectively.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of March 30, 2013 or as of March 31, 2012.

The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	March 30, 2013		March 31, 2012
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$104,316	$104,315	$217,215	$217,176
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$106,466	$106,465	$219,365	$219,326

Fair Value of Financial Instruments

The Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, auction rate securities (ARS), and money market funds. Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s Consolidated Balance Sheets and are recorded at fair value and the related unrealized gains and losses are included in Accumulated other comprehensive (loss) income, a component of Shareholders’ equity, net of tax.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of March 30, 2013 and March 31, 2012 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 30, 2013
U.S. government/agency securities	$77,987	$77,987	$—
Auction rate securities	2,150	—	2,150
Money market funds	26,328	26,328	—
	$106,465	$104,315	$2,150
March 31, 2012
U.S. government/agency securities	$195,862	$195,862	$—
Auction rate securities	2,150	—	2,150
Money market funds	21,314	21,314	—
	$219,326	$217,176	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of March 30, 2013 and March 31, 2012, the Company did not have any Level 3 securities.

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company’s non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during fiscal years 2013 and 2012, other than assets and liabilities assumed in the business acquisition of Amalfi (see Note 5).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Financial Instruments Not Recorded at Fair Value

For financial instruments that are not recorded at fair value (such as the Company’s convertible subordinated notes), the Company discloses the fair value in its Notes to the Consolidated Financial Statements. The fair values of the Company’s convertible subordinated notes are measured using a Level 1 valuation technique, which are obtained from the Private Offerings, Resale and Trading through Automated Linkages (PORTAL) Market (see Note 8).

4.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	Fiscal Year
	2013	2012
Raw materials	$45,656	$34,426
Work in process	64,108	49,476
Finished goods	51,429	46,470
Total inventories	$161,193	$130,372

5.    BUSINESS ACQUISITION

On November 9, 2012, the Company completed its acquisition of Amalfi Semiconductor, Inc. ("Amalfi") pursuant to the Agreement and Plan of Merger (the "Merger Agreement") by and among RFMD, Chameleon Acquisition Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), Amalfi, and Shareholder Representative Services LLC, solely in its capacity as the escrow representative. On the terms and subject to the conditions set forth in the Merger Agreement, the Company acquired 100% of the outstanding equity securities of Amalfi through the merger of Merger Sub with and into Amalfi (the "Merger"). As a result of the Merger, Amalfi, as the surviving corporation, became a wholly-owned subsidiary of the Company. Amalfi is a fabless semiconductor company specializing in cost effective, high performance RF and mixed-signal ICs for the rapidly growing entry-level smartphone market. The Company intends to significantly accelerate the market adoption of Amalfi's RF CMOS and mixed-signal ICs by combining Amalfi's targeted product portfolio and proprietary RF CMOS and mixed-signal expertise with RFMD's deep customer relationships, broad product portfolio, extensive in-house manufacturing scale, and robust global supply chain.

The Company acquired Amalfi for a total purchase price of approximately $48.4 million, net of cash received of $37.6 million (adjusted for working capital adjustments and holdback reserves). The total purchase price was preliminarily allocated to Amalfi's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$37,575
Accounts receivable	4,809
Inventories	10,733
Prepaid expenses and other assets	913
Property and equipment	1,164
Intangible assets (Note 7)	31,900
Goodwill	10,191
Total assets	97,285
Accounts payable and accrued liabilities	(11,283)
Total purchase price	$86,002

The preliminary allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $10.2 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which is assigned to the Company's CPG operating segment.

Amalfi's results of operations, which include revenue of $16.5 million and an operating loss of $9.5 million, are included in the Company’s Consolidated Statements of Operations for the period of November 9, 2012 through March 30, 2013.

During fiscal 2013, the Company recorded acquisition-related costs of approximately $1.5 million as well as approximately $1.3 million of restructuring costs (for employee termination benefits and lease termination costs) in “Other operating expense (income)” on the Consolidated Statements of Operations. The restructuring activity associated with the Amalfi acquisition is expected to be completed during fiscal 2014.

The following unaudited pro forma consolidated financial information for fiscal years 2013 and 2012, assumes that the Amalfi acquisition, which closed on November 9, 2012, was completed as of April 3, 2011 (in thousands, except per share data):

	Fiscal Year
	2013	2012
Revenue	$995,441	$891,262
Net loss	(62,114)	(20,607)
Basic net loss per common share	(0.22)	(0.07)
Diluted net loss per common share	(0.22)	(0.07)

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

6.     ASSET TRANSFER TRANSACTION

During the first quarter of fiscal 2013, the Company entered into an asset transfer agreement with IQE, Inc. ("IQE") under which it transferred its MBE operations (located in Greensboro, N.C.) to IQE. The transaction with IQE was intended to lower the Company’s manufacturing costs, strengthen its supply chain and provide it with access to newly developed wafer starting process technologies. The assets transferred to IQE had a total book value of approximately $24.4 million and included the Company’s leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility, all of which were written off during the first quarter of fiscal 2013. In addition, the Company wrote-off approximately $1.0 million of MPG-related goodwill as a result of this transaction. The asset transfer agreement contains standard representations, warranties, covenants and indemnities of the parties for transactions of this type.

In conjunction with the asset transfer agreement, the Company and IQE entered into a wafer supply agreement under which IQE will supply the Company with wafer starting materials. This wafer supply agreement, which is recorded as an intangible asset on the Company’s Consolidated Balance Sheets, provides the Company with competitive wafer pricing through March 31, 2016 (see Note 1). As of March 30, 2013, the Company's minimum purchase commitment related to the wafer supply agreement is approximately $30.2 million.

Approximately 70 employees at the Company’s MBE facility became employees of IQE as part of the transaction described above. In addition, the lease related to the MBE facility for the real property and related improvements was assumed by IQE. The difference in the value of consideration received and consideration transferred was recorded in “Other operating expense (income)” and reduced the Company’s pre-tax income in the first quarter of

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

fiscal year 2013 by approximately $5.0 million. The Company does not expect to incur any additional material costs related to the disposal of the MBE assets, the assumption of the lease by IQE or the transfer of RFMD employees to IQE.

7.    GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for fiscal 2013, is as follows (in thousands):

Balance as of March 31, 2012	$95,628
Amalfi acquisition (Note 5)	10,191
Written off due to transfer of MBE operations during the period (Note 6)	(973)
Balance as of March 30, 2013*	$104,846

*As of March 30, 2013, the Company’s goodwill balance of $104.8 million was comprised of gross goodwill of $725.4 million less accumulated impairment losses of $619.6 million and a write-off of $1.0 million due to the transfer of the MBE operations.

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 30, 2013, $94.6 million and $10.2 million of the Company’s goodwill balance was allocated to its MPG reporting unit and CPG reporting unit, respectively. The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year at its reporting unit level (CPG, MPG and CSG) and based on the Company’s fiscal 2013 and fiscal 2012 annual impairment reviews of goodwill, no impairment was indicated, as the estimated fair value of MPG and CPG exceeded its carrying value.

As of March 30, 2013, approximately $2.3 million of net goodwill related to the 2008 acquisition of Sirenza Microdevices, Inc. ("Sirenza") is expected to be deductible for income tax purposes in future periods.

The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 30, 2013		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Technology licenses	$10,346	$10,118	$10,346	$9,567
Customer relationships	47,103	21,644	45,703	17,170
Developed technology	102,163	61,907	82,963	47,134
Wafer supply agreement	20,443	4,489	—	—
In-process research and development	11,300	—	—	—
Total	$191,355	$98,158	$139,012	$73,871

As a result of the acquisition of Amalfi, intangibles increased by $31.9 million. The following table sets forth the components of these intangible assets (in thousands):

Fair Value
Developed technology	$19,200
Customer relationships	1,400
In-process research and development	11,300
Total	$31,900

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The acquired IPRD enhanced and strengthened the Company's existing 2G product offerings and also enables the Company to offer future high performing, low-cost products compatible with 3G networks. As of March 30, 2013, the acquired IPRD was 65% complete with an estimated completion time of within nine months and a total remaining cost of approximately $3.0 million to $4.0 million.

During the first quarter of fiscal 2013, the Company entered into a wafer supply agreement under which IQE is supplying the Company with wafer starting materials. This wafer supply agreement provides the Company with competitive wafer pricing through March 31, 2016 (see Note 6).

Intangible asset amortization expense was $23.1 million, $18.4 million and $18.5 million in fiscal years 2013, 2012 and 2011, respectively. The following table provides the Company's estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2014	$26,953
2015	23,185
2016	12,538
2017	8,202
2018	7,480

8.    DEBT

Debt at March 30, 2013 and March 31, 2012 is as follows (in thousands):

	March 30, 2013	March 31, 2012
Convertible subordinated notes due 2012, net of discount	$—	$26,411
Convertible subordinated notes due 2014, net of discount	82,035	118,949
Bank loan	—	6,348
Total debt	82,035	151,708
Less current portion	—	32,759
Total long-term debt	$82,035	$118,949

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

The 2012 Notes became due on April 15, 2012 (the remaining balance of $26.5 million was paid with cash on hand) and the 2014 Notes will mature on April 15, 2014. Interest on the 2014 Notes is payable in cash semiannually in arrears on April 15 and October 15 of each year. The 2014 Notes are subordinated unsecured obligations of the Company and rank junior in right of payment to all of the Company’s existing and future senior debt. The 2014 Notes effectively are subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.

Holders may convert the 2014 Notes based on the applicable conversion rate, which is currently 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price of approximately $8.05 per share), subject to adjustment, only under the following circumstances: (i) during any calendar quarter after June 30, 2007, if, as of the last day of the immediately preceding calendar quarter, the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

on the last trading day of such preceding calendar quarter is more than 120% of the applicable conversion rate per share; (ii) if during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period is less than 98% of the product of the closing price of the Company’s common stock for each day in the period and the applicable conversion rate per $1,000 principal amount of notes; (iii) if certain specified distributions to all holders of the Company’s common stock occur; (iv) if a fundamental change occurs; or (v) at any time during the 30-day period immediately preceding the final maturity date of the applicable notes. Upon conversion, in lieu of shares of the Company’s common stock, for each $1,000 principal amount of notes, a holder will receive an amount in cash equal to the lesser of (i) $1,000 or (ii) the conversion value, as determined under the applicable indentures governing the notes. If the conversion value exceeds $1,000, the Company also will deliver, at its election, cash or common stock or a combination of cash and common stock equivalent to the amount of the conversion value in excess of $1,000.

Holders of the 2014 Notes who convert their notes in connection with a fundamental change, as defined in the indentures, may be entitled to a make whole premium in the form of an increase in the conversion rate applicable to their notes. In addition, in the event of a fundamental change, holders of the notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any, up to, but not including, the fundamental change purchase date.

The maximum number of shares issuable upon conversion of the 2014 Notes as of March 30, 2013, is approximately 8.4 million shares (after giving effect to an aggregate of $87.5 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

During fiscal 2013, the Company purchased and retired $47.4 million original principal amount of its 2014 Notes for an average price of $98.34, which resulted in a loss of $2.8 million. During fiscal 2012, the Company purchased and retired $35.8 million aggregate principal amount of its 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million. During fiscal 2011, the Company purchased and retired $135.5 million aggregate principal amount of its 2012 Notes for an average price of $99.32, which resulted in a loss of approximately $2.4 million. In accordance with FASB ASC 470-20, “Debt – Debt with Conversions and Other Options” (ASC 470-20), the Company records gains and losses on the early retirement of its 2012 Notes and 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million. As of March 31, 2012, the 2014 Notes had a fair value on the PORTAL Market of $134.9 million, compared to a carrying value of $118.9 million.

The following tables provide additional information about the Notes, which are subject to ASC 470-20 (in thousands):

	2012 Notes			2014 Notes
	2013		2012	2013	2012
Carrying amount of the equity component (common stock)	$19,954	*	$19,954	$33,241	$34,492
Principal amount of the convertible subordinated notes	$—		$26,480	$87,503	$134,901
Unamortized discount of the liability component	—		(69)	(5,468)	(15,952)
Net carrying amount of liability component	$—		$26,411	$82,035	$118,949

* The 2012 Notes became due and were repaid on April 15, 2012. The carrying amount of the equity component, which is recorded in common stock on the Company's Consolidated Balance Sheets is a permanent component of equity per ASC 470-20.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	2012 Notes			2014 Notes
	2013	2012	2011	2013	2012	2011
Effective interest rate on liability component	7.3%	7.3%	7.3%	7.2%	7.2%	7.2%
Cash interest expense recognized	$11	$285	$940	$1,023	$1,342	$1,345
Non-cash interest expense recognized (discount amortization)	$69	$2,372	$7,282	$5,688	$6,958	$6,493

As of March 30, 2013, the remaining period over which the unamortized discount will be amortized for the 2014 Notes is approximately one year. As of March 30, 2013, the if-converted value of the 2014 Notes did not exceed the principal amount of the 2014 Notes.

In accordance with ASC 470-20, the Company records gains and losses on the early retirement of its 2012 Notes and its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

During fiscal 2004, the Company completed the private placement of $230.0 million aggregate principal amount of 1.50% convertible subordinated notes due 2010 (the “2010 Notes”). In fiscal 2011, the remaining $10.0 million aggregate principal amount of the 2010 Notes matured and was repaid.

Credit Agreement

In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other lawful corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. The Company currently has no outstanding amounts under the Credit Agreement.

In connection with the closing of the Credit Agreement, the Company also entered into a security and pledge agreement (the “Security and Pledge Agreement”) which the Company and the Guarantors granted a security interest in substantially all of the Company's personal property and pledged all of the equity of the Company's domestic subsidiaries and 65% of the equity of their foreign subsidiaries. The Company also entered into a deed of trust granting a mortgage in favor of the Administrative Agent on its wafer facility in Greensboro, N.C.

At the Company’s option, loans under the Credit Agreement shall bear interest at (i) the Applicable Rate (as defined below) plus the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the Applicable Rate plus a rate equal to the higher of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is equal to the rate per annum calculated from the British Bankers Association LIBOR rate, as published by Reuters, for dollar deposits for interest periods of one, two, three or six months, as selected by the Company and as quoted by the Administrative Agent. The Applicable Rate for Eurodollar Rate loans ranges from 2.25% per annum to 2.75% per annum. The Applicable Rate for Base Rate loans ranges from 1.25% per annum to 1.75% per annum. Interest for Eurodollar Rate loans shall be payable at the end of each applicable interest period or at three-month intervals, if such interest period is six months or longer. Interest for Base Rate loans shall be payable quarterly in arrears. The Company paid an undrawn commitment fee, an arrangement fee and an upfront fee pursuant to the terms of the Credit Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the agreement. The initial fees associated with the Credit Agreement were capitalized and are being amortized to interest expense using the straight-line method over the remaining term to maturity.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Company must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter of the Company and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter of the Company. The Company must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. The Company is in compliance with these financial covenants as of March 30, 2013. The Credit Agreement also contains non-financial covenants including restrictions on liens, indebtedness, investments, acquisitions, dispositions, fundamental changes, changes to the nature of the business, restricted payments (such as cash dividends), capital expenditures, prepayments of other indebtedness, sale and leaseback transactions, and other customary restrictions.

The Credit Agreement also contains customary events of default, and the occurrence of an event of default will increase the applicable rate of interest by 2.0% and could result in the termination of commitments under the revolving credit facility, the declaration that all outstanding loans are due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. Outstanding amounts are due in full on the maturity date of March 19, 2017 (with amounts borrowed under the swingline option due in full no later than ten business days after such loan is made).

No Net Cost Credit Line

In November 2008, the Company entered into an agreement with the securities firm that held the Company’s Level 3 ARS under which the securities firm gave the Company the right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest, at any time during the period from June 30, 2010 through July 2, 2012. As part of the agreement, the Company executed on a “no net cost” credit line option (Credit Line Agreement), which means that the interest that the Company owed on the credit line obligation would not exceed the interest that the Company receives on its Level 3 ARS, which were pledged as first priority collateral for this loan. Pursuant to the terms and conditions of the Credit Line Agreement, the Company borrowed up to 75.0% of the market value of its outstanding Level 3 ARS. In fiscal 2011, the Company executed on its right to sell its outstanding Level 3 ARS to the securities firm at par value (i.e., the face amount), plus accrued but unpaid dividends or interest. The “no net cost” loan was repaid in fiscal 2011 with a portion of the proceeds from the sale.

Other Debt

During fiscal 2008, the Company entered into a loan denominated in Renminbi with a bank in Beijing, China. In April 2012, this loan balance that equaled U.S. $6.3 million was repaid at maturity with cash on hand.

During fiscal 2007, the Company entered into a $25.0 million asset-based financing equipment term loan. In fiscal 2012, the equipment term loan became due and the remaining balance of $3.9 million was paid with cash on hand.

9.     RETIREMENT BENEFIT PLANS

U.S. Defined Contribution Plan

Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations).

Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of two continuous years of service. The Company contributed $4.3 million, $4.0 million and $3.8 million to the plan during fiscal years 2013, 2012 and 2011, respectively.

Germany Defined Benefit Pension Plan

The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany. The plan is unfunded with a benefit obligation of approximately $4.4 million and $4.1 million as of March 30, 2013 and March 31, 2012, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligation for the plan are dependent

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

on the local economic conditions and were measured as of March 30, 2013 and March 31, 2012. The net periodic benefit costs were approximately $0.3 million for fiscal years 2013, 2012 and 2011.

European Defined Contribution Plans

Employees of the Company’s Denmark, France and United Kingdom (U.K.) subsidiaries are eligible to participate in a stakeholder pension plan immediately upon hire or after three months of service. Employees of our Finland subsidiary are eligible to participate in a government mandated plan immediately upon hire. An employee may invest their earnings in their respective plans and receive a tax benefit based upon the plan. The Company contributed $1.0 million to these plans during fiscal years 2013 and 2012 and $0.8 million during fiscal 2011.

Asian Defined Contribution Plans

Employees of the Company’s subsidiaries located in Taiwan, Korea and Japan are eligible to participate in a national pension plan immediately upon hire. An employee may invest their earnings in their respective national pension plans and receive a tax benefit based upon the national pension plan. Employer contributions to the plans are at the discretion of their local government regulators. The Company contributed $0.1 million to these defined contribution plans for each of the last three fiscal years.

10.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of March 30, 2013. Equipment under capital lease arrangements is included in property and equipment and has a cost of $0.3 million as of March 30, 2013 and March 31, 2012.

The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The remaining terms of these operating leases range from less than one year to ten years. Several have renewal options of up to two ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 30, 2013, the total future minimum lease payments were approximately $32.5 million related to facility operating leases and approximately $2.0 million related to equipment operating leases.

Minimum future lease payments under non-cancelable capital and operating leases as of March 30, 2013, are as follows (in thousands):

Fiscal Year	Capital	Operating
2014	$73	$10,263
2015	73	8,078
2016	18	6,116
2017	—	4,013
2018	—	2,618
Thereafter	—	3,453
Total minimum payment	164	$34,541
Less amounts representing interest	11
Present value of minimum lease payments	153
Less current portion	65
Obligations under capital leases, less current portion	$88

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Rent expense under operating leases, including facilities and equipment, was approximately $10.1 million, $7.4 million, and $9.7 million for fiscal years 2013, 2012 and 2011, respectively. See Note 11 for information related to the lower rent expense in fiscal 2012.

Legal Matters

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matter referenced below, no liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or the amount cannot be reasonably estimated.

On February 14, 2012, Peregrine Semiconductor Corporation (“Peregrine”) filed a complaint in the United States International Trade Commission (“ITC”) naming the Company as a proposed respondent and seeking institution of an investigation into alleged patent infringement in import trade with respect to five Peregrine U.S. patents.  Following its voluntary dismissal of a predecessor action, on April 13, 2012, Peregrine filed another action against the Company in the United States District Court for the Southern District of California, asserting infringement of the Peregrine patents.  On April 16, 2012, the Company filed a declaratory judgment lawsuit against Peregrine in the United States District Court for the Middle District of North Carolina, requesting a declaratory judgment that the Company has not infringed the Peregrine patents, and that the Peregrine patents are invalid.  Both District Court actions were stayed pending resolution of the ITC proceeding.  On October 11, 2012, Peregrine filed an unopposed motion to terminate the ITC proceeding and withdraw its complaint and the stay of the California District Court proceeding was lifted on November 21, 2012.  On March 25, 2013, Peregrine filed a second complaint against the Company in the United States District Court for the Southern District of California alleging infringement of an additional patent. On May 6, 2013, the two lawsuits filed by Peregrine against the Company in the United States District Court for the Southern District of California were consolidated. The Company intends to vigorously defend its position that it has not infringed any valid claim of the Peregrine patents in all of the above-referenced remaining legal proceedings.

11.    RESTRUCTURING

In March 2013, the Company announced that it will phase out manufacturing in its Newton Aycliffe, U.K.-based GaAs facility and transition most GaAs manufacturing to its GaAs manufacturing facility in Greensboro, N.C. The Company will also partner with leading GaAs foundries for additional capacity. The Newton Aycliffe GaAs facility had been the Company's primary source for cellular switches, which it has transitioned to higher performance, lower cost silicon on insulator. The transition will occur over the next nine to twelve months to support existing customer contracts. During fiscal 2013, the Company recorded restructuring charges in “Other operating expense (income)” of approximately $0.8 million primarily related to employee termination benefits. The current restructuring obligations (relating primarily to employee termination benefits) totaled $0.8 million as of March 30, 2013 and are included in “Accrued liabilities” in the Consolidated Balance Sheets.

In fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company recorded restructuring charges in “Other operating (income) expense” of approximately $0.2 million, $(1.4) million and $0.7 million in fiscal years 2013, 2012 and 2011, respectively, related to employee termination benefits, impaired assets (including property, plant and equipment), and lease and other contract termination costs. The current and long-term restructuring obligations (relating primarily to lease obligations) totaling $4.6 million and $5.7 million as of March 30, 2013 and March 31, 2012, respectively, are included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. During fiscal 2012, the restructuring obligation and related rent expense was reduced by $1.7 million as a result of the Company utilizing one of the facilities previously exited due to a change in manufacturing operations. The remaining activity related to these obligations during fiscal 2012 was primarily due to payments associated with our exited leased facilities. As of March 30, 2013, the restructuring associated with the adverse macroeconomic business environment

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

is substantially complete. The Company expects to record approximately $1.0 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.

12.    INCOME TAXES

(Loss) income before income taxes consists of the following components (in thousands):

	Fiscal Year
	2013	2012	2011
United States	$(72,895)	$(45,031)	$23,955
Foreign	46,996	60,659	99,550
Total	$(25,899)	$15,628	$123,505

The components of the income tax (provision) benefit are as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Current (expense) benefit:
Federal	$(515)	$1,106	$1,442
State	73	73	(568)
Foreign	(9,862)	(11,667)	(21,454)
	(10,304)	(10,488)	(20,580)
Deferred (expense) benefit:
Federal	$(214)	$(580)	$(576)
State	(13)	(35)	(54)
Foreign	(16,569)	(3,668)	22,263
	(16,796)	(4,283)	21,633
Total	$(27,100)	$(14,771)	$1,053

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the (provision for) or benefit from income taxes to income tax (expense) or benefit computed by applying the statutory federal income tax rate to pre-tax (loss) income for fiscal years 2013, 2012 and 2011 is as follows (dollars in thousands):

	Fiscal Year
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax expense at statutory federal rate	$9,065	35.00%	$(5,470)	35.00%	$(43,227)	35.00%
Decrease (increase) resulting from:
State benefit (provision), net of federal (provision) benefit	(827)	(3.19)	849	(5.43)	(947)	0.77
Research and development credits	6,257	24.16	3,422	(21.90)	1,594	(1.29)
Effect of changes in income tax rate applied to net deferred tax assets	(1,250)	(4.83)	(1,568)	10.04	(804)	0.65
Foreign tax rate difference	3,218	12.43	7,486	(47.90)	8,198	(6.64)
Change in valuation allowance	(40,675)	(157.05)	(20,408)	130.58	39,295	(31.82)
Repurchase of convertible subordinated notes	438	1.69	622	(3.98)	3,353	(2.71)
Adjustments to net deferred tax assets	(872)	(3.37)	597	(3.82)	(3,048)	2.47
Share-based compensation	(2,108)	(8.14)	(66)	0.42	103	(0.08)
Tax reserve adjustments	(515)	(1.99)	2,084	(13.33)	—	—
Deemed dividend	686	2.65	(2,107)	13.48	—	—
Other income tax benefit (expense)	(517)	(2.00)	(212)	1.36	(3,464)	2.80
	$(27,100)	(104.64)%	$(14,771)	94.52%	$1,053	(0.85)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. The deferred income tax assets and liabilities are measured in each taxing jurisdiction using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2013	2012
Deferred income tax assets:
Inventory reserve	$8,107	$8,421
Basis in stock and other investments	5,547	5,539
Equity compensation	18,574	17,551
Accumulated depreciation/basis difference	42,541	39,876
Net operating loss carry-forwards	57,632	49,228
Research and other credits	66,796	54,217
Other deferred assets	10,485	10,658
Other comprehensive income	158	115
Total deferred income tax assets	209,840	185,605
Valuation allowance	(164,244)	(112,709)
Total deferred income tax assets, net of valuation allowance	$45,596	$72,896

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(18,183)	$(23,740)
Convertible debt discount	(1,918)	(5,619)
Deferred gain	(6,320)	(6,328)
Other deferred liabilities	(744)	(1,193)
Total deferred income tax liabilities	(27,165)	(36,880)
Net deferred income tax assets	$18,431	$36,016

Amounts included in consolidated balance sheets:
Current assets	$2,760	$11,295
Current liabilities	(329)	—
Non-current assets	17,221	27,941
Non-current liabilities	(1,221)	(3,220)

Net deferred income tax assets	$18,431	$36,016

At March 30, 2013, the Company has recorded a $152.2 million valuation allowance against the U.S. net deferred tax assets and a $12.0 million valuation allowance against the net U.K. deferred tax assets. These valuation allowances were established based upon management's opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management's intent to evaluate the realizability of these deferred tax assets on a quarterly basis.

As of the beginning of fiscal 2011, there was a $132.1 million valuation allowance which arose mainly from uncertainty related to the realizability of U.S. net deferred tax assets due to operating losses and impairment charges incurred in the third quarter of fiscal 2009 that resulted in the U.S. moving into a cumulative pre-tax loss for the most recent three-year period, U.K. net deferred tax assets acquired in connection with the acquisition of Filtronic Compound Semiconductors Limited ("Filtronic"), and Shanghai, China net deferred tax assets acquired in connection with the Sirenza acquisition. The $39.8 million decrease in the valuation allowance during fiscal 2011 was comprised of a $22.8 million release of the U.K. valuation allowance related to the remaining deferred tax assets as of the end of fiscal 2011 and $17.0 million for other decreases related to changes in domestic and foreign deferred tax assets during fiscal 2011.

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

The $20.4 million increase in the valuation allowance during fiscal 2012 was comprised of a $22.2 million increase related to changes in domestic deferred tax assets during fiscal 2012, offset by a $1.8 million decrease related to the release of the Shanghai, China valuation allowance upon completing the liquidation of that legal entity.

The valuation allowance against net deferred tax assets increased in fiscal 2013 by $51.5 million from the $112.7 million balance as of the end of fiscal 2012. The change was comprised of $12.0 million established during the fiscal year related to the U.K., $10.8 million related to the Amalfi acquisition, and a $28.7 million increase related to changes in domestic deferred tax assets during the fiscal year. The U.K. valuation allowance was recorded as a result of the decision, announced in March 2013, to phase out and eventually shut down manufacturing at the U.K. facility over the next nine to twelve months. Consequently, the Company determined that this represented significant negative evidence, and that it was “more likely than not” that any U.K. deferred tax assets remaining at the end of fiscal 2014 would ultimately not be realized.

As of the end of fiscal 2013, a valuation allowance of $152.2 million remained against the deferred tax assets in the U.S. as the negative evidence of current and cumulative pre-tax losses for the most recent three-year period in that jurisdiction was not overcome by available positive evidence.

As of March 30, 2013, the Company had federal loss carryovers of approximately $140.1 million that expire in years 2019-2032 if unused, state losses of approximately $136.4 million that expire in years 2013-2032 if unused, and U.K. loss carryovers of approximately $5.4 million that carry forward indefinitely. Federal research credits of $61.0 million, federal foreign tax credits of $5.6 million, and state credits of $32.2 million may expire in years 2013-2032, 2017-2022, and 2013-2027, respectively. Federal alternative minimum tax credits of $1.5 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza, Silicon Wave, Inc., and Amalfi acquisitions. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. At March 30, 2013, the Company has not provided U.S. deferred taxes on approximately $211.3 million of undistributed earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely.

A subsidiary in a foreign jurisdiction has been granted an exemption from income taxes for a two-year period (calendar 2010 and 2011) followed by a three-year period (calendar 2012-2014) at one-half the normal tax rate. Income tax expense was increased in fiscal 2013 by less than $0.1 million (less than $0.001 per basic or diluted share) and decreased in fiscal 2012 by less than $0.1 million (less than $0.001 per basic or diluted share) and in fiscal 2011 by $0.5 million (less than $0.002 per basic or diluted share) as a result of this agreement. This agreement will expire in fiscal 2015.

The Company’s gross unrecognized tax benefits totaled $37.9 million as of March 30, 2013, $31.7 million as of March 31, 2012, and $32.9 million as of April 2, 2011. Of these amounts, $29.7 million (net of federal benefit of state taxes), $24.4 million (net of federal benefit of state taxes), and $24.4 million (net of federal benefit of state taxes) as of March 30, 2013,  March 31, 2012, and April 2, 2011, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the fiscal 2011 through fiscal 2013 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Beginning balance	$31,727	$32,941	$31,806
Additions based on positions related to current year	2,209	1,067	3,258
Additions for tax positions in prior years	4,780	450	—
Reductions for tax positions in prior years	(482)	(2,699)	(1,534)
Expiration of Statute of Limitations	(317)	(32)	(589)
Settlements	—	—	—
Ending Balance	$37,917	$31,727	$32,941

Of the fiscal 2013 additions to tax positions in prior years, $4.4 million was assumed by the Company in the Amalfi acquisition and relates to positions taken on tax returns for pre-acquisition periods.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2013, 2012 and 2011, the Company recognized $0.7 million, $0.6 million, and $(0.2) million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $1.3 million, $0.6 million, and less than $0.1 million as of March 30, 2013, March 31, 2012 and April 2, 2011, respectively.

Within the next 12 months, the Company believes it is reasonably possible that $0.5 million to $1.0 million of gross unrecognized tax benefits may be reduced as a result of reductions for temporary tax positions taken in prior years.

Returns for fiscal years 2005 through 2009 have been examined by the U.S. federal taxing authorities and subsequent tax years remain open for examination. North Carolina returns for fiscal years 2006 through 2008 have been examined by the tax authorities and subsequent tax years remain open for examination. Returns for calendar years 2005 through 2007 have been examined by the German taxing authorities and subsequent tax years remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2009 through present), the U.K. (fiscal 2011 through present), and China (calendar year 2002 through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13.    NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except per share data):

	For Fiscal Year
	2013	2012	2011
Numerator:
Numerator for basic and diluted net (loss) income per share — net (loss) income available to common shareholders	$(52,999)	$857	$124,558
Effect of dilutive securities:
Income impact of assumed conversion for interest on 2010 Notes	—	—	27
Numerator for diluted net (loss) income per share -Net (loss) income plus assumed conversion of 2010 Notes	$(52,999)	$857	$124,585
Denominator:
Denominator for basic net (loss) income per share — weighted average shares	278,602	276,289	272,575
Effect of dilutive securities:
Share-based awards	—	6,287	7,504
Assumed conversion of 2010 Notes	—	—	315
Denominator for diluted net (loss) income per share — adjusted weighted average shares and assumed conversions	278,602	282,576	280,394
Basic net (loss) income per share	$(0.19)	$0.00	$0.46
Diluted net (loss) income per share	$(0.19)	$0.00	$0.44

In the computation of diluted net loss per share for fiscal 2013, all outstanding share-based awards were excluded because the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for fiscal years 2012 and 2011, 6.3 million shares and 9.0 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

On July 1, 2010, the Company repaid the $10.0 million outstanding principal balance plus accrued interest on its 2010 Notes and the conversion option of these notes expired unexercised. As a result, the computation of diluted net income per share for fiscal 2011 includes the effect of the shares that could have been issued upon conversion of the remaining $10.0 million balance of the Company’s 2010 Notes prior to their maturity on July 1, 2010 (a total of approximately 0.3 million shares).

The computation of diluted net (loss) income per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of the 2012 Notes or the Company’s $175 million initial aggregate principal amount of 2014 Notes. The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand (see Note 8).

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.    SHARE-BASED COMPENSATION

Summary of Stock Option Plans

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

1999 Stock Incentive Plan
The 1999 Stock Incentive Plan (the "1999 Stock Plan"), which the Company’s shareholders approved at the 1999 annual meeting of shareholders, provides for the issuance of a maximum of 16.0 million shares of common stock pursuant to awards granted thereunder. The maximum number of shares of common stock that may be issued under the plan pursuant to grant of restricted awards shall not exceed 2.0 million shares. The number of shares reserved for issuance under the 1999 Stock Plan and the terms of awards may be adjusted upon certain events affecting the Company’s capitalization. No further awards can be granted under this plan.

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

2003 Stock Incentive Plan
The Company's shareholders approved the 2003 Stock Incentive Plan (the "2003 Plan") on July 22, 2003, and, effective upon that approval, new stock option and other share-based awards for employees were granted only under the 2003 Plan. The Company was also permitted to grant other types of equity incentive awards, under the 2003 Plan, such as stock appreciation rights, restricted stock awards, performance shares and performance units. On May 2, 2012, the Company granted performance-based restricted stock units that were awarded on May 15, 2013, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2013 under the 2003 Plan was 2.0 million shares. On May 4, 2011, the Company granted performance-based restricted stock units that were awarded on May 2, 2012, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2012 under the 2003 Plan was 1.4 million shares. On May 5, 2010, the Company granted performance-based restricted stock units that were awarded on May 4, 2011, after it was determined that certain performance objectives had been met. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2011 under the 2003 Plan was 1.7 million shares. In the past, the Company had various employee stock and incentive plans identified above under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on July 22, 2003 continued in accordance with the terms of the respective plans.

The maximum number of shares issuable under the 2003 Plan could not exceed the sum of (a) 30.3 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2003 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards were forfeited, canceled, terminated, expired or lapsed for any reason. No further awards can be granted under this plan.

2012 Stock Incentive Plan
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"). The Company's shareholders approved the 2012 Plan on August 16, 2012, and, effective upon that approval, new stock option and other share-based awards for employees and directors may be granted only under the 2012 Plan. The Company is also permitted to grant other types of equity incentive awards, under the 2012 Plan, such as stock appreciation rights, restricted stock awards, performance shares and performance units. In the past, the Company had various employee stock and incentive plans identified above under which stock options and other share-based awards were granted. Stock options and other share-based awards that

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

were granted under prior plans and were outstanding on August 16, 2012 continued in accordance with the terms of the respective plans.

The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 17.0 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 30, 2013, 21.5 million shares were available for issuance under the 2012 Plan.

2006 Directors’ Stock Option Plan
At the Company’s 2006 annual meeting of shareholders, shareholders of the Company adopted the 2006 Directors’ Stock Option Plan, which replaced the Non-Employee Directors’ Stock Option Plan and reserved an additional 1.0 million shares of common stock for issuance to non-employee directors. Under the terms of this plan, directors who are not employees of the Company are entitled to receive options to acquire shares of common stock. An aggregate of 1.4 million shares of common stock has been reserved for issuance under this plan, including shares remaining available for issuance under the prior Non-employee Directors’ Stock Option Plan. No further awards can be granted under this plan.

Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 30, 2013, 4.8 million shares were available for future issuance under this plan, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 1.0 million shares under the ESPP in fiscal 2013.

For fiscal years 2013, 2012 and 2011, the primary share-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and generally expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2013, 2012 and 2011 generally vest over a four-year period from the grant date. Under the 2012 Plan for fiscal 2013 and the 2006 Directors’ Stock Option Plan, for fiscal years 2012 and 2011, stock options granted to non-employee directors (other than initial options, as described below) had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, which vests over a two-year period from the grant date and expires 10 years from the grant date. At the director’s option, he may instead elect to receive all or part of the initial grant in restricted stock units. Thereafter, each non-employee director is eligible to receive an annual option or, if he so chooses, an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the plan determines otherwise) and as a result, these awards are expensed at grant date. In fiscal 2013, share-based compensation of $10.4 million was recognized upon the grant of 2.8 million options and restricted share units to certain officers of the Company.

Share-Based Compensation

Under ASC 718, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model, and is recognized as expense over the employee's requisite service period. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $30.8 million for fiscal 2013, net of expense capitalized into inventory. For fiscal years 2012 and 2011, the total pre-tax share-based compensation expense recognized was $26.2 million and $25.4 million, respectively.

A summary of activity of the Company’s director and employee stock option plans follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 31, 2012	12,204	$6.13
Granted	554	$3.92
Exercised	(160)	$1.49
Canceled	(1,964)	$7.06
Forfeited	0	$0.00
Outstanding as of March 30, 2013	10,634	$5.92	3.11	$2,216
Vested and expected to vest as of March 30, 2013	10,620	$5.92	3.10	$2,203
Options exercisable as of March 30, 2013	10,088	$5.98	2.79	$1,783

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $5.32 as of March 30, 2013, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2013	2012	2011
Expected volatility	51.6%	57.2%	48.3%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.5	5.4	5.4
Risk-free interest rate	0.8%	1.4%	1.8%
Weighted-average grant-date fair value of options granted during the period	$1.80	$3.19	$1.87

The total intrinsic value of options exercised during fiscal 2013, was $0.5 million. For fiscal years 2012 and 2011, the total intrinsic value of options exercised was $2.6 million and $5.6 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan was $3.8 million for fiscal 2013 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

The Company used the implied volatility of market-traded options on the Company’s common stock for the expected volatility assumption input to the Black-Scholes option-pricing model, consistent with the guidance in ASC 718. The selection of implied volatility data to estimate expected volatility was based upon the availability of actively-traded options on the Company’s common stock and the Company’s assessment that implied volatility is more representative of future common stock price trends than historical volatility.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based upon historical pre-vesting forfeiture experience, the Company assumed an annualized forfeiture rate of 1.6% for both stock options and restricted stock units.

The following activity has occurred under the Company’s existing restricted share plans:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 31, 2012	9,355	$5.08
Granted	6,863	4.05
Vested	(5,388)	4.69
Forfeited	(283)	4.67
Balance at March 30, 2013	10,547	$4.63

As of March 30, 2013, total remaining unearned compensation cost related to nonvested restricted stock units was $28.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

The total fair value of restricted stock units that vested during fiscal 2013 was $21.0 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2012 and 2011, the total fair value of restricted stock units that vested was $35.8 million and $22.1 million, respectively.

15.    SHAREHOLDERS’ EQUITY

Share Repurchase

On January 25, 2011, the Company announced that its board of directors authorized the repurchase of up to $200 million of its outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013.  This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. On January 31, 2013, the Company's board of directors authorized an extension of its 2011 share repurchase program to repurchase up to $200 million of its outstanding common stock through January 31, 2015.

During fiscal 2013, the Company repurchased 1.9 million shares at an average price of $3.75 on the open market. During fiscal 2012, the Company repurchased approximately 4.9 million shares at an average price of $6.18 on the open market and during fiscal 2011, the Company repurchased approximately 1.7 million shares at an average price of $7.44 on the open market. Since January 2011, the Company repurchased a total of approximately 8.5 million shares of our common stock under this program at an average price of $5.90 on the open market for a total of $49.9 million. As of March 30, 2013, approximately $150.1 million remains available for repurchase as a result of the January 31, 2013 extension of the program.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Common Stock Reserved For Future Issuance

At March 30, 2013, the Company had reserved a total of approximately 56.0 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

Outstanding stock options under formal directors’ and employees’ stock option plans	10,634
Possible future issuance under Company stock option plans	21,546
Employee stock purchase plan	4,798
Restricted share-based units granted	10,547
Possible future issuance pursuant to convertible subordinated notes	8,444
Total shares reserved	55,969

16.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

RFMD’s operating segments as of March 30, 2013 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are increasingly required in next-generation 3G and 4G devices, and they include PA modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks, and tablets.

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

As of March 30, 2013, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating (loss) income and non-GAAP operating (loss) income as a percentage of revenue.

The “All other” category includes operating expenses such as share-based compensation, amortization of purchased intangible assets, acquired inventory step-up and revaluation, acquisition-related costs, loss on asset transfer transaction, intellectual property rights (IPR) litigation costs, the inventory revaluation resulting from the transfer of the Company's MBE operations, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2013	2012	2011
Revenue:
CPG	$761,425	$664,242	$819,230
MPG	202,722	207,110	232,526
Total revenue	$964,147	$871,352	$1,051,756
(Loss) income from operations:
CPG	$52,574	$61,776	$156,352
MPG	11,181	10,930	33,046
Other operating segment	(2,766)	(3,511)	(2,826)
All other	(76,669)	(44,552)	(47,053)
(Loss) income from operations	$(15,680)	$24,643	$139,519
Interest expense	$(6,532)	$(10,997)	$(17,140)
Interest income	249	468	787
Loss on retirement of convertible subordinated notes	(2,756)	(908)	(2,412)
Other (expense) income	(1,180)	2,422	2,751
(Loss) income before income taxes	$(25,899)	$15,628	$123,505

	Fiscal Year
	2013	2012	2011
Reconciliation of “All other” category:
Share-based compensation expense	$(30,819)	$(26,174)	$(25,353)
Amortization of intangible assets	(23,107)	(18,390)	(18,457)
Acquired inventory step-up and revaluation	(3,140)	—	—
Acquisition-related costs and restructuring expenses	(2,765)	—	—
Loss on asset transfer transaction	(5,042)	—	—
IPR litigation costs	(5,955)	—	—
Inventory revaluation resulting from transfer of MBE operations	(2,518)	—	—
Other expenses (including restructuring, (gain) loss on property and equipment, start-up costs, certain legal and consulting expenses)	(3,323)	12	(3,243)
Loss from operations for “All other”	$(76,669)	$(44,552)	$(47,053)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2013	2012	2011
Revenue:
United States	$296,442	$246,661	$156,746
International	667,705	624,691	895,010

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2013	2012	2011
Revenue:
United States	31%	28%	15%
Asia	63	65	77
Europe	6	5	6
Central and South America	—	1	1
Other	—	1	1

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2013	2012	2011
Long-lived tangible assets:
United States	$114,635	$130,665	$148,745
International	76,891	67,256	60,733

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total revenue for fiscal 2013, approximately 36% ($347.7 million) was from customers in China and 19% ($179.1 million) from customers in Taiwan. Long-lived tangible assets primarily include property and equipment and at March 30, 2013, approximately $68.3 million (or 36%) of the Company’s total property and equipment was located in China.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2013 Quarter
(in thousands, except
per share data)	First		Second	Third		Fourth
Revenue	$202,660		$209,671	$271,213	(2)	$280,603	(3)
Gross profit	64,254		66,535	86,810		88,216
Net loss	(19,139)	(1)	(16,456)	(1,443)	(2)	(15,961)	(3),(4)
Net loss per share:
Basic	$(0.07)		$(0.06)	$(0.01)		$(0.06)
Diluted	$(0.07)		$(0.06)	$(0.01)		$(0.06)

Fiscal 2012 Quarter
(in thousands, except
per share data)	First		Second	Third		Fourth
Revenue	$214,191		$243,811	$225,425		$187,925
Gross profit	78,168		90,393	63,561		56,644
Net income (loss)	8,931		14,310	(9,393)		(12,991)
Net income (loss) per share:
Basic	$0.03		$0.05	$(0.03)		$(0.05)
Diluted	$0.03		$0.05	$(0.03)		$(0.05)

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2013 and fiscal 2012 contained a comparable number of weeks (13 weeks).

1. In the first quarter of fiscal 2013, the Company realized a loss of $5.0 million related to the transfer of its MBE growth operations to IQE (see Note 6).
2. Amalfi's results of operations (revenue of $5.4 million and an operating loss of $5.9 million) are included in the Company's Statement of Operations in the third quarter of fiscal 2013 (see Note 5).
3. Amalfi's results of operations (revenue of $11.1 million and an operating loss of $3.6 million) are included in the Company's Statement of Operations in the fourth quarter of fiscal 2013 (see Note 5).
4. Income tax expense for the fourth quarter of fiscal 2013 includes the effects of an increase of a valuation reserve against the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at the U.K. facility (see Note 12).

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

RF Micro Devices and Subsidiaries

Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements in accordance with GAAP. Our internal control over financial reporting is supported by internal audits, appropriate reviews by management, policies and guidelines, careful selection and training of qualified personnel, and codes of ethics adopted by our Company's Board of Directors that are applicable to all directors, officers and employees of our Company.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, as of March 30, 2013. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 30, 2013.

The Company’s auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries

We have audited RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RF Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RF Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended March 30, 2013 of RF Micro Devices, Inc. and Subsidiaries and our report dated May 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

May 24, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended March 30, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and Subsidiaries at March 30, 2013 and March 31, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina

May 24, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company’s management, with the participation of the Company's Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of such date, to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(c) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item may be found in our definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions "Corporate Governance," "Executive Officers," "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information therein is incorporated herein by reference.

The Company has adopted its “Code of Ethics for Senior Financial Officers” and a copy is posted on the Company’s website at www.rfmd.com, on the "Corporate Governance" tab under the "Investor Relations" page. In the event that we amend any of the provisions of the Code of Ethics for Senior Financial Officers that requires disclosure under applicable law, SEC rules or NASDAQ listing standards, we intend to disclose such amendment on our website. Any waiver of the Code of Ethics for Senior Financial Officers for any executive officer or director must be approved by the Board and will be promptly disclosed, along with the reasons for the waiver, as required by applicable law or NASDAQ rules.

ITEM 11. EXECUTIVE COMPENSATION.

Information required by this Item may be found in our definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this Item may be found in our definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information," and the information therein is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item may be found in our definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions "Related Person Transactions" and "Corporate Governance," and the information therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item may be found in our definitive proxy statement for our 2013 Annual Meeting of Shareholders under the captions “Proposal 3 - Ratification of Appointment of Independent Registered Public Accounting Firm” and “Corporate Governance,” and the information therein is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012.

ii.	Consolidated Statements of Operations for fiscal years 2013, 2012 and 2011.

iii. Consolidated Statements of Comprehensive (Loss) Income for fiscal years 2013, 2012 and 2011.

iv.	Consolidated Statements of Shareholders' Equity for fiscal years 2013, 2012 and 2011.

v.	Consolidated Statements of Cash Flows for fiscal years 2013, 2012 and 2011.

vi.	Notes to Consolidated Financial Statements.

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

Schedule II

Valuation and Qualifying Accounts
Fiscal Years Ended 2013, 2012 and 2011
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Reserve		Balance at End of Period
Year ended March 30, 2013
Allowance for doubtful accounts	$353	$116	$35	(i)	$434
Inventory reserve	22,461	4,907	5,724	(ii)	21,644

Year ended March 31, 2012
Allowance for doubtful accounts	$800	$—	$447	(i)	$353
Inventory reserve	20,082	6,161	3,782	(ii)	22,461

Year ended April 2, 2011
Allowance for doubtful accounts	$802	$—	$2	(i)	$800
Inventory reserve	25,597	2,046	7,561	(ii)	20,082

(i) The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled less than $0.1 million for fiscal 2013, $0.1 million for fiscal 2012 and less than $0.1 million for fiscal 2011.

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

RF Micro Devices, Inc.

Date:	May 24, 2013	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2013.

/s/ Robert A. Bruggeworth	Name:	Robert A. Bruggeworth
	Title:	President, Chief Executive Officer and Director
(principal executive officer)

/s/ William A. Priddy, Jr.	Name:	William A. Priddy, Jr.
	Title:	Chief Financial Officer, Corporate Vice President
(principal financial officer)

/s/ Barry D. Church	Name:	Barry D. Church
	Title:	Vice President and Corporate Controller
(principal accounting officer)

/s/ Walter H. Wilkinson, Jr.	Name:	Walter H. Wilkinson, Jr.
	Title:	Chairman of the Board of Directors

/s/ Daniel A. DiLeo	Name:	Daniel A. DiLeo
	Title:	Director

/s/ Jeffery R. Gardner	Name:	Jeffery R. Gardner
	Title:	Director

/s/ John R. Harding	Name:	John R. Harding
	Title:	Director

/s/ Masood A. Jabbar	Name:	Masood A. Jabbar
	Title:	Director

/s/ Casimir S. Skrzypczak	Name:	Casimir S. Skrzypczak
	Title:	Director

/s/ Erik H. van der Kaay	Name:	Erik H. van der Kaay
	Title:	Director

EXHIBIT INDEX
Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of August 12, 2007, by and among RF Micro Devices, Inc., Iceman Acquisition Sub, Inc., and Sirenza Microdevices, Inc. (14)
2.2	Asset Transfer Agreement, dated June 5, 2012, between RF Micro Devices, Inc. and IQE, Inc. (26)**
2.3
Agreement and Plan of Merger, dated as of November 4, 2012, by and among RF Micro Devices, Inc., Chameleon Acquisition Corporation, Amalfi Semiconductor, Inc. and Shareholder Representative Services LLC, solely in its capacity as the escrow representative (29)

3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (1)
3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (2)
3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated August 10, 2001 (3)
3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (15)
4.1	Specimen Certificate of Common Stock (4)
4.2	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 1.00% Convertible Subordinated Notes due April 15, 2014 (5)
4.3
Form of Note for 1.00% Convertible Subordinated Notes due April 15, 2014, filed as Exhibit A to Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee (5)

4.4
Registration Rights Agreement between RF Micro Devices, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of April 4, 2007 (5)

The registrant hereby undertakes to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the registrant not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K

10.1	Lease Agreement, dated October 31, 1995, between RF Micro Devices, Inc. and Piedmont Land Company, as amended (7)
10.2	Lease Agreement, dated October 9, 1996, between RF Micro Devices, Inc. and Highwoods/Forsyth Limited Partnership, as amended (7)
10.3	Lease Agreement, dated February 12, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (8)
10.4	Lease Agreement, dated May 25, 1999, by and between CK Deep River, LLC and RF Micro Devices, Inc. (9)
10.5	Lease Agreement, dated November 5, 1999, between Highwoods Realty Limited Partnership and RF Micro Devices, Inc. (6)
10.6	Wafer Supply Agreement, dated June 9, 2012, between RF Micro Devices, Inc. and IQE, Inc. (30)**
10.7	2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended through June 11, 2010 (21)*
10.8	Form of Stock Option Agreement (Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (11)*
10.9	Form of Restricted Stock Award Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended effective June 1, 2006 (11)*
10.10	Form of Stock Option Agreement for Employees pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (10)*
10.11	Form of Restricted Stock Award Agreement (Service-Based Award for Employees) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (10)*
10.12	Form of Stock Option Agreement for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (12)*
10.13	RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (19)*
10.14	Form of Stock Option Agreement - Initial Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (11)*

10.15	Form of Stock Option Agreement - Annual Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, effective July 31, 2006 (11)*
10.16	RF Micro Devices, Inc. Cash Bonus Plan, as amended and restated effective June 20, 2011 (22)*
10.17	Nonemployee Directors' Stock Option Plan of RF Micro Devices, Inc. (as amended and restated through June 13, 2003) (13)*
10.18	Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan, as Assumed by RF Micro Devices, Inc. and Amended and Restated Effective November 13, 2007 (15)*
10.19	Form of Restricted Stock Award Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (16)*
10.20	Employment Agreement, dated as of November 12, 2008, between RF Micro Devices, Inc. and Robert A. Bruggeworth (17)*
10.21	Second Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Robert A. Bruggeworth (18)*
10.22	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Barry D. Church (18)*
10.23	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Steven E. Creviston (18)*
10.24	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and William A. Priddy, Jr. (18)*
10.25	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and Suzanne B. Rudy (18)*
10.26	Amended and Restated Change in Control Agreement, effective as of December 31, 2008, by and between RF Micro Devices, Inc. and James D. Stilson (18)*
10.27	Equity Award Election Form, pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (19)*
10.28
Form of Stock Option Agreement - Annual/Supplemental Option, for Nonemployee Directors pursuant to the RF Micro Devices, Inc. 2006 Directors Stock Option Plan, as amended and restated effective May 7, 2009 (19)*

10.29	Form of Restricted Stock Unit Agreement - Initial RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (19)*
10.30	Form of Restricted Stock Unit Agreement - Annual/Supplemental RSU, for Nonemployee Directors pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (19)*
10.31	RF Micro Devices, Inc. Director Compensation Plan, effective May 7, 2009 (19)*
10.32	2009 Declaration of Amendment, effective July 30, 2009, to the Nonemployee Directors' Stock Option Plan of RF Micro Devices, Inc., as amended and restated through June 13, 2003 (19)*
10.33
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (for awards prior to May 2, 2012)* (20)

10.34	Change in Control Agreement, effective as of October 3, 2011, by and between RF Micro Devices, Inc. and Norman A. Hilgendorf (23)*
10.35	Change in Control Agreement, effective as of October 26, 2011, by and between RF Micro Devices, Inc. and Hans Schwarz (23)*
10.36	Retirement and Transition Agreement, dated effective as of February 29, 2012, between Robert M. Van Buskirk and RF Micro Devices, Inc. (24)*
10.37	Retirement and Transition Agreement, dated as of April 5, 2012, between Jerry D. Neal and RF Micro Devices, Inc. (25)*
10.38	Form of Restricted Stock Unit Agreement (Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (26)*
10.39	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc. (26)*
10.40
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (for awards on and after May 2, 2012)*

10.41	RF Micro Devices, Inc. 2012 Stock Incentive Plan (27)*
10.42	RF Micro Devices, Inc. Director Compensation Plan, Amended and Restated Effective August 16, 2012 (28)*

10.43	Form of Director Annual/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.44	Form of Director Annual/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.45	Form of Director Initial/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.46	Form of Director Initial/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.47	Form of Senior Officer Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.48	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.49	Form of Senior Officer Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.50	Form of Change in Control Agreement with RF Micro Devices, Inc. (28)*
10.51
Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (31)

10.52
Security and Pledge Agreement, dated March 19, 2013, by and among RF Micro Devices, Inc., the other parties identified as “Obligors” (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A., as administrative agent (31)

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
101
The following materials from our Annual Report on Form 10-K for the year ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated
Balance Sheets as of March 30, 2013 and March 31, 2012, (ii) the Consolidated Statements of
Operations for the years ended March 30, 2013, March 31, 2012, and April 2, 2011, (iii) the
Consolidated Statements of Shareholders' Equity for the years ended March 30, 2013 March 31,
2012 and April 2, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended
March 30, 2013, March 31, 2012, and April 2, 2011, and (v) the Notes to the Consolidated
Financial Statements.

    _________

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(6)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(8)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(9)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(10)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(11)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(13)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(14)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(15)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(16) Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

(17)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 14, 2008.

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008.

(19)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.

(20)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 5, 2010.

(22)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011.

(23)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.

(24)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 16, 2012.

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 11, 2012.

(26)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

(27)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 16, 2012 (File No. 333-183356).

(28)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012.

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 16, 2012.

(30)	Incorporated by reference to the exhibit filed with our amended Quarterly Report on Form 10-Q/A, filed January 3, 2013.

(31)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed March 25, 2013.

* Executive compensation plan or agreement

** Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange
Act of 1934, as amended, is 000-22511.