Form 10-Q
period 2013-06-29
RF MICRO DEVICES INC
filed 2013-07-26
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 19, 2013, there were 281,310,975 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 29, 2013	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$112,393	$101,662
Short-term investments (Note 6)	46,993	77,987
Accounts receivable, less allowance of $434 as of June 29, 2013 and March 30, 2013	151,512	143,647
Inventories (Note 3)	166,926	161,193
Prepaid expenses	12,722	13,034
Other receivables	17,359	16,233
Other current assets (Note 5)	3,634	2,481
Total current assets	511,539	516,237
Property and equipment, net of accumulated depreciation of $532,145 at June 29, 2013 and $538,494 at March 30, 2013	193,294	191,526
Goodwill (Note 9)	104,929	104,846
Intangible assets, net (Note 9)	86,235	93,197
Long-term investments (Note 6)	4,379	4,281
Other non-current assets (Note 5)	21,440	21,912
Total assets	$921,816	$931,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,602	$123,468
Accrued liabilities	59,545	55,760
Current portion of long term debt, net of unamortized discount (Note 4)	83,297	—
Other current liabilities (Note 5)	328	6,486
Total current liabilities	248,772	185,714
Long-term debt, net of unamortized discount (Note 4)	—	82,035
Other long-term liabilities (Note 5)	24,523	25,236
Total liabilities	273,295	292,985
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 281,294 and 280,160 shares issued and outstanding at June 29, 2013 and March 30, 2013, respectively	1,267,354	1,259,420
Accumulated other comprehensive loss, net of tax	(486)	(498)
Accumulated deficit	(618,347)	(619,908)
Total shareholders’ equity	648,521	639,014
Total liabilities and shareholders’ equity	$921,816	$931,999
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Revenue	$292,996	$202,660
Cost of goods sold	199,527	138,406
Gross profit	93,469	64,254
Operating expenses:
Research and development	48,325	41,576
Marketing and selling	19,409	16,878
General and administrative	19,492	13,395
Other operating expense	3,008	5,272
Total operating expenses	90,234	77,121
Income (loss) from operations	3,235	(12,867)
Interest expense	(1,509)	(2,074)
Interest income	41	79
Loss on retirement of convertible subordinated notes (Note 4)	—	(722)
Other income (expense)	408	(738)

Income (loss) before income taxes	2,175	(16,322)

Income tax expense (Note 5)	(614)	(2,817)
Net income (loss)	$1,561	$(19,139)

Net income (loss) per share (Note 2):
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

Shares used in per share calculation:
Basic	280,788	277,144
Diluted	287,105	277,144
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Net income (loss)	$1,561	$(19,139)
Other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	3	17
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	8	(413)
Reclassification adjustments, net of tax:
Recognized loss on marketable securities	—	3
Amortization of pension actuarial loss	1	—
Other comprehensive income (loss)	12	(393)
Total comprehensive income (loss)	$1,573	$(19,532)
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$1,561	$(19,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,603	13,800
Amortization and other non-cash items	8,557	6,347
Excess tax benefit from exercises of stock options	(3)	—
Deferred income taxes	681	374
Foreign currency adjustments	(418)	(703)
Loss on retirement of convertible subordinated notes	—	722
Loss on assets and other, net	1,578	5,157
(Income) loss from equity investment	(98)	102
Share-based compensation expense	9,433	5,746
Changes in operating assets and liabilities:
Accounts receivable, net	(7,875)	(13,772)
Inventories	(5,973)	964
Prepaid expense and other current and non-current assets	(927)	37
Accounts payable and accrued liabilities	(4,865)	16,268
Income tax payable/recoverable	(6,103)	(42)
Other liabilities	92	(262)
Net cash provided by operating activities	7,243	15,599
Investing activities:
Purchase of property and equipment	(27,197)	(9,042)
Restricted cash associated with investing activities	—	(108)
Proceeds from sale of property and equipment	280	1
Purchase of securities available-for-sale	(26,990)	(7,996)
Proceeds from maturities of securities available-for-sale	58,000	49,990
Net cash provided by investing activities	4,093	32,845
Financing activities:
Payment of debt	—	(47,917)
Debt issuance cost	(116)	—
Excess tax benefit from exercises of stock options	3	—
Proceeds from the issuance of common stock	1,655	1,023
Repurchase of common stock, including transaction costs	—	(6,999)
Tax withholding paid on behalf of employees for restricted stock units	(2,484)	(2,160)
Restricted cash associated with financing activities	117	25
Repayment of capital lease obligations	(16)	(16)
Net cash used in financing activities	(841)	(56,044)

Net increase (decrease) in cash and cash equivalents	10,495	(7,600)
Effect of exchange rate changes on cash	236	(845)
Cash and cash equivalents at the beginning of the period	101,662	135,524
Cash and cash equivalents at the end of the period	$112,393	$127,079
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying Condensed Consolidated Financial Statements of RF Micro Devices, Inc. and Subsidiaries (together, the “Company” or “RFMD”) have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions, which could differ materially from actual results. In addition, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

2. NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	June 29, 2013	June 30, 2012
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common shareholders	$1,561	$(19,139)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	280,788	277,144
Effect of dilutive securities:
Share-based awards	6,317	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	287,105	277,144
Basic net income (loss) per share	$0.01	$(0.07)
Diluted net income (loss) per share	$0.01	$(0.07)

In the computation of diluted net income per share for the three months ended June 29, 2013, outstanding stock options to purchase approximately 8.9 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three months ended June 30, 2012, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.
The computation of diluted net income (loss) per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of 0.75% Convertible Subordinated Notes due 2012 (the “2012 Notes”) or the Company’s $175 million initial aggregate principal amount of 1.00% Convertible Subordinated Notes due 2014 (the “2014 Notes”). The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand.
The 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of June 29, 2013, is approximately 8.4 million shares (after giving effect to an aggregate of $87.5 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Share Repurchase
During the three months ended June 29, 2013, the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2012, the Company repurchased 1.9 million shares of its common stock at an average price of $3.75 on the open market.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	June 29, 2013	March 30, 2013
Raw materials	$45,380	$45,656
Work in process	61,031	64,108
Finished goods	60,515	51,429
Total inventories	$166,926	$161,193

4. DEBT

Convertible Debt

The 2014 Notes will mature on April 15, 2014 and the balance of $83.3 million as of June 29, 2013 is recorded in "Current portion of long term debt" on the Condensed Consolidated Balance Sheet.

As of June 29, 2013, the 2014 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages ("PORTAL") Market of $88.3 million, compared to a carrying value of $83.3 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

Credit Agreement

In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. The Company currently has no outstanding amounts under the Credit Agreement and is in compliance with the financial covenants associated with the Credit Agreement as of June 29, 2013.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three months ended June 29, 2013 and June 30, 2012 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 29, 2013 and June 30, 2012.

The Company’s income tax expense was $0.6 million for the three months ended June 29, 2013 and $2.8 million for the three months ended June 30, 2012. The Company’s effective tax rate was 28.2% and (17.3)% for the three months ended June 29, 2013 and the three months ended June 30, 2012, respectively. The Company's effective tax rate for both the first quarter of fiscal 2014 and the first quarter of fiscal 2013 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, and for fiscal 2014, adjustments to the valuation allowance limiting the recognition of the benefit of U.K. deferred tax assets.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Deferred Taxes
The valuation allowance against net deferred tax assets has decreased in fiscal 2014 by $2.8 million from the $164.2 million balance as of the end of fiscal 2013. The Company intends to maintain a valuation allowance against its domestic and U.K. net deferred tax assets until sufficient positive evidence exists to support their full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that began or will begin to expire in fiscal 2019 and fiscal 2014, respectively, if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions. The Company has U.K. loss carryovers that carry forward indefinitely, but can only be used to offset income generated by the same trade or business from which they arose. The Company is in process of exiting the U.K. business which generated those U.K. losses.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $37.9 million as of the end of fiscal 2013 to $38.2 million as of the end of the first quarter of fiscal 2014, with the change arising from a $0.3 million increase related to tax positions taken with respect to the current fiscal year.

U.S. federal tax returns through fiscal 2009, North Carolina tax returns through fiscal 2008, and German tax returns through calendar year 2007 have been examined by their respective taxing authorities. Subsequent tax years in each of those jurisdictions remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2009 through present), the U.K. (fiscal 2011 through present), and China (calendar year 2003 through present).

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of June 29, 2013 and March 30, 2013 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 29, 2013
U.S. government/agency securities	$46,991	$2	$—	$46,993
Auction rate securities	2,150	—	—	2,150
Money market funds	28,338	—	—	28,338
	$77,479	$2	$—	$77,481
March 30, 2013
U.S. government/agency securities	$77,988	$3	$(4)	$77,987
Auction rate securities	2,150	—	—	2,150
Money market funds	26,328	—	—	26,328
	$106,466	$3	$(4)	$106,465

The estimated fair value of available-for-sale securities was based on the prevailing market values on June 29, 2013 and March 30, 2013. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for the three months ended June 29, 2013 and June 30, 2012 were insignificant.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of June 29, 2013 and March 30, 2013 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $8.0 million and $14.0 million, respectively. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of June 29, 2013 and as of March 30, 2013.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	June 29, 2013		March 30, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$75,329	$75,331	$104,316	$104,315
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$77,479	$77,481	$106,466	$106,465

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

Financial Instruments Measured at Fair Value on a Recurring Basis
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 29, 2013 and March 30, 2013 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 29, 2013
U.S. government/agency securities	$46,993	$46,993	$—
Auction rate securities	2,150	—	2,150
Money market funds	28,338	28,338	—
	$77,481	$75,331	$2,150
March 30, 2013
U.S. government/agency securities	$77,987	$77,987	$—
Auction rate securities	2,150	—	2,150
Money market funds	26,328	26,328	—
	$106,465	$104,315	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of June 29, 2013 and March 30, 2013, the Company did not have any Level 3 securities.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Instruments Measured at Fair Value on a Nonrecurring Basis

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. For the three months ended June 29, 2013, the Company recorded a $1.7 million impairment of certain property and equipment. The fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. The Company did not have any material non-financial assets or liabilities measured at fair value during the three months ended June 30, 2012.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this guidance in the first quarter of fiscal 2014. The adoption of this guidance affected the presentation of comprehensive income but did not impact the Company's financial position, results of operations or cash flows.

8. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of June 29, 2013 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are increasingly required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

MPG is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure, point-to-point and microwave radios, small cells, WiFi (routers, access points, mobile devices and customer premises equipment) and cable television infrastructure. Industrial applications include Smart Energy/Advanced Metering Infrastructure (AMI), private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

During the second quarter of fiscal 2013, the Company's foundry services were realigned from its CSG to its MPG. CSG is a business group established to leverage RFMD’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

As of June 29, 2013, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

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

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 29, 2013	June 30, 2012
Net revenue:
CPG	$237,713	$152,578
MPG	55,283	50,082
Total net revenue	$292,996	$202,660
Income (loss) from operations:
CPG	$21,950	$3,256
MPG	6,861	1,565
Other operating segment	(823)	(610)
All other	(24,753)	(17,078)
Income (loss) from operations	3,235	(12,867)
Interest expense	(1,509)	(2,074)
Interest income	41	79
Loss on retirement of convertible subordinated notes	—	(722)
Other income (expense)	408	(738)
Income (loss) before income taxes	$2,175	$(16,322)

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	June 29, 2013	June 30, 2012
Reconciliation of “All other” category:
Share-based compensation expense	$(9,433)	$(5,746)
Amortization of intangible assets	(7,217)	(4,572)
Restructuring and disposal costs associated with the phase out of manufacturing in the UK facility	(4,555)	—
Loss on asset transfer transaction	—	(5,042)
IPR litigation costs	(824)	(743)
Other expenses (including restructuring, acquisition-related costs, (gain) loss on property and equipment, start-up costs, certain legal and consulting expenses)	(2,724)	(975)
Loss from operations for “All other”	$(24,753)	$(17,078)
9. BUSINESS ACQUISITION

During the third quarter of fiscal 2013, the Company completed its acquisition of Amalfi Semiconductor, Inc. ("Amalfi") and began to significantly accelerate the market adoption of Amalfi's RF silicon complementary metal oxide semiconductor (RF CMOS) and mixed-signal integrated circuits (ICs) by combining Amalfi's targeted product portfolio and proprietary RF CMOS and mixed-signal expertise with RFMD's deep customer relationships, broad product portfolio, extensive in-house manufacturing scale, and robust global supply chain.

The Company acquired Amalfi for a total purchase price of approximately $48.4 million, net of cash received of $37.6 million (adjusted for preliminary working capital adjustments and holdback reserves). The preliminary allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions which are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities.

As a result of the acquisition of Amalfi, the Company acquired in-process research and development (IPRD). The acquired IPRD enhanced and strengthened the Company's existing 2G product offerings and also enables the Company to offer future high performing, low-cost products compatible with 3G networks. As of the June 29, 2013, the acquired IPRD was 70% complete with an estimated completion time of approximately seven months and a total remaining cost of approximately $2.5 million to $3.0 million.

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

•
Cellular Products Group (CPG) is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are increasingly required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure, point-to-point and microwave radios, small cells, WiFi (routers, access points, mobile devices and customer premises equipment), and cable television infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During the second quarter of fiscal 2013, our foundry services were realigned from our Compound Semiconductor Group to our MPG.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.
As of June 29, 2013, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

FIRST QUARTER FISCAL 2014 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 44.6% as compared to the first quarter of fiscal 2013, primarily due to increased demand for our 3G/4G cellular RF solutions, as well as increased demand for our WiFi products.

•
Gross margin for the quarter was 31.9% as compared to 31.7% for the first quarter of fiscal 2013. This slight increase is primarily due to increased demand, sourcing-related cost savings, and a favorable change in product mix towards higher margin products. These increases were partially offset by average selling price erosion.

•
Operating income was $3.2 million for the first quarter of fiscal 2014 as compared to an operating loss of $12.9 million for the first quarter of fiscal 2013. This increase was primarily due to higher revenue, which was partially offset by increased salaries and related personnel expenses, increased share-based compensation expenses, and an increase in consulting expenses.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 29, 2013 and June 30, 2012.

	Three Months Ended
(In thousands, except percentages)	June 29, 2013	% of Revenue	June 30, 2012	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$292,996	100.0%	$202,660	100.0%	$90,336	44.6%
Cost of goods sold	199,527	68.1	138,406	68.3	61,121	44.2
Gross margin	93,469	31.9	64,254	31.7	29,215	45.5
Research and development	48,325	16.5	41,576	20.5	6,749	16.2
Marketing and selling	19,409	6.6	16,878	8.3	2,531	15.0
General and administrative	19,492	6.7	13,395	6.6	6,097	45.5
Other operating expense	3,008	1.0	5,272	2.6	(2,264)	(42.9)
Operating income (loss)	$3,235	1.1%	$(12,867)	(6.3)%	16,102	125.1

Our overall revenue increased during the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, primarily due to increased demand for our 3G/4G cellular RF solutions and our WiFi products.
Our overall gross margin for the three months ended June 29, 2013 increased slightly as compared to the three months ended June 30, 2012, primarily due to increased demand, sourcing-related cost savings, and a favorable change in product mix towards higher margin products. These increases were partially offset by average selling price erosion.
Our overall operating income was $3.2 million for the three months ended June 29, 2013 as compared to an operating loss of $12.9 million for the three months ended June 30, 2012. This increase in operating income was primarily due to higher revenue and was partially offset by increased salaries and related personnel expenses, increased share-based compensation expenses, and an increase in consulting expenses.
Operating Expenses
Research and development expenses increased for the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, primarily due to increases in headcount and related personnel expenses associated with new product development for 3G/4G mobile devices as well as increases in headcount and related personnel expenses associated with our investment in CMOS PAs. Research and development expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.
Marketing and selling expenses increased for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, primarily due to an increase in salaries and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices. Marketing and selling expenses decreased as a percentage of net revenue due to the aforementioned increase in net revenue.
General and administrative expenses increased for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, primarily due to increased share-based compensation expenses, increased consulting expenses, and increased salaries and related personnel expenses.

Other operating expense decreased for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. During the first quarter of fiscal 2014, we recorded expenses of approximately $2.6 million related to the phase out of manufacturing in our Newton Aycliffe, U.K.-based gallium arsenide facility, while in the first quarter of fiscal 2013, other operating expense increased $5.0 million due to a loss realized on the transfer of our MBE wafer growth operations to IQE, Inc. ("IQE").

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	June 29, 2013	June 30, 2012	Increase	Percentage Change
Revenue	$237,713	$152,578	$85,135	55.8%
Operating income	21,950	3,256	18,694	574.1
Operating income as a % of revenue	9.2%	2.1%

The increase in CPG revenue for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, was primarily due to increased demand for our 3G/4G cellular RF solutions.

The increase in CPG operating income for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, was primarily due to increased revenue and improved gross margins (primarily related to sourcing-related cost savings and a favorable change in product mix towards higher margin products). These increases were partially offset by average selling price erosion, increased headcount and related personnel expenses associated with new product development for 3G/4G mobile devices as well as increased headcount and related personnel expenses associated with our investment in CMOS PAs.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	June 29, 2013	June 30, 2012	Increase	Percentage Change
Revenue	$55,283	$50,082	$5,201	10.4%
Operating income	6,861	1,565	5,296	338.4
Operating income as a % of revenue	12.4%	3.1%

The increase in MPG revenue for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012 was primarily due to increased demand for our WiFi products.
The increase in MPG operating income for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, was primarily due to increased revenue and improved gross margins resulting primarily from sourcing-related cost savings which was partially offset by average selling price erosion.
See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for the three months ended June 29, 2013 and June 30, 2012.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 29, 2013	June 30, 2012
Interest expense	$(1,509)	$(2,074)
Interest income	41	79
Loss on retirement of convertible subordinated notes	—	(722)
Other income (expense)	408	(738)
Income tax expense	(614)	(2,817)

Interest Expense
Interest expense decreased for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012, primarily due to lower debt balances. During the first quarter of fiscal 2013, our 2012 Notes became due and the remaining principal balance of $26.5 million was paid. In addition, during the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes.

Our interest expense included cash interest of $0.3 million for the three months ended June 29, 2013 compared to cash interest of $0.4 million for the three months ended June 30, 2012.

Loss on the Retirement of Convertible Subordinated Notes
During the first quarter of fiscal 2013, we purchased and retired $15.4 million original principal amount of our 2014 Notes, which resulted in a loss of $0.7 million as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other Income
The fluctuations in other income for the three months ended June 29, 2013, are primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts, and a change in the gain/loss on our equity investment.

Income Taxes
Our provision for income taxes for the three months ended June 29, 2013 and June 30, 2012, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 29, 2013 and June 30, 2012.

Income tax expense for the three months ended June 29, 2013 was $0.6 million, which is comprised primarily of tax expense related to domestic and international operations and changes in the U.K. deferred tax asset valuation allowance, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense for the three months ended June 30, 2012 was $2.8 million, which is comprised primarily of tax expense related to international operations and changes in the domestic deferred tax asset valuation allowance, offset by a tax benefit related to domestic operations.

The valuation allowance against net deferred tax assets decreased by $2.8 million from the $164.2 million balance as of the end of fiscal 2013. We intend to maintain a valuation allowance against the domestic and U.K. net deferred tax assets until sufficient positive evidence exists to support their full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of June 29, 2013, we had working capital of approximately $262.8 million, including $112.4 million in cash and cash equivalents, compared to working capital of approximately $399.7 million at June 30, 2012, including $127.1 million in cash and cash equivalents. This decrease in working capital is primarily attributable to the purchase of Amalfi for $48.4 million, (net of cash received) during the third quarter of fiscal 2013 as well as the purchase and retirement of approximately $32.0 million principal amount of our 2014 Notes during the second quarter of fiscal 2013. In addition, our 2014 Notes (with a balance of $83.3 million), which are due April 15, 2014, were reclassified to current liabilities during the first quarter of fiscal 2014. As of June 29, 2013, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2014 Notes by $71.9 million.

Our total cash, cash equivalents and short-term investments were $159.4 million as of June 29, 2013. This balance includes approximately $79.9 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. During fiscal 2013, we repurchased 1.9 million shares of our common stock at an average price of $3.75 on the open market. All of these repurchases occurred during the first quarter of fiscal 2013. During the fourth quarter of fiscal 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. Since January 2011, we repurchased approximately $49.9 million of our common stock under this program, leaving us with an additional authorization of up to approximately $150.1 million under the program as a result of this extension. During the three months ended June 29, 2013, we did not repurchase any additional shares of our common stock.

Cash Flows from Operating Activities
Operating activities for the three months ended June 29, 2013 generated cash of $7.2 million, compared to $15.6 million for the three months ended June 30, 2012. This year-over-year decrease was primarily attributable to changes in our working capital (primarily a decrease to accounts payable due to the timing of purchases and payments) offset by improved profitability resulting from higher revenue.

Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended June 29, 2013 was $4.1 million, compared to $32.8 million for the three months ended June 30, 2012. This change was primarily due to increased purchases of property and equipment as well as increased purchases of available-for-sale securities as compared to the first quarter of fiscal 2013.

Cash Flows from Financing Activities
Net cash used in financing activities was $0.8 million for the three months ended June 29, 2013, compared to $56.0 million for the three months ended June 30, 2012. The decrease in net cash used in financing activities was primarily due to a lower payment of debt during the first three months of fiscal 2014 as compared to the first three months of fiscal 2013. The 2012 Notes became due and the remaining principal balance of $26.5 million was paid with cash on hand in the first quarter of fiscal 2013. Also during the first quarter of fiscal 2013, we repurchased and retired $15.4 million original principal amount of our 2014 Notes and we paid the $6.3 million remaining balance of our bank loan with cash on hand. Additionally, during the three months ended June 30, 2012, we repurchased approximately 1.9 million shares of our common stock at an average price of $3.75, which totaled approximately $7.0 million.

COMMITMENTS AND CONTINGENCIES

Convertible Debt The 2014 Notes, which mature on April 15, 2014, have a balance of $83.3 million as of June 29, 2013 and are recorded in "Current portion of long term debt" on the Condensed Consolidated Balance Sheet. As of June 29, 2013, the 2014 Notes had a fair value on the PORTAL Market of $88.3 million, compared to a carrying value of $83.3 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

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

Credit Agreement On March 19, 2013, we entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by certain subsidiaries. We currently have no outstanding amounts under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of June 29, 2013.

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our metal organic chemical vapor deposition (MOCVD) supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of June 29, 2013, our minimum purchase commitment related to the wafer supply agreement is approximately $23.0 million.

Capital Commitments At June 29, 2013, we had short-term capital commitments of approximately $18.2 million.

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

Legal We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated. See Part II, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our current legal proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2014. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS.

10.1	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 29, 2013 and March 30, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 29, 2013 and June 30, 2012; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 29, 2013 and June 30, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 29, 2013 and June 30, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements

*	Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	July 26, 2013	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary
(Principal Financial Officer)

Date:	July 26, 2013	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 29, 2013 and March 30, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 29, 2013 and June 30, 2012; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 29, 2013 and June 30, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 29, 2013 and June 30, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.