Form 10-Q
period 2013-09-28
RF MICRO DEVICES INC
filed 2013-10-25
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 18, 2013, there were 282,345,184 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 28, 2013	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$101,489	$101,662
Short-term investments (Note 6)	47,999	77,987
Accounts receivable, less allowance of $419 and $434 as of September 28, 2013 and March 30, 2013, respectively	188,715	143,647
Inventories (Note 3)	144,294	161,193
Prepaid expenses	12,186	13,034
Other receivables	23,122	16,233
Other current assets (Note 5)	6,378	2,481
Total current assets	524,183	516,237
Property and equipment, net of accumulated depreciation of $537,147 at September 28, 2013 and $538,494 at March 30, 2013	196,590	191,526
Goodwill (Note 9)	103,901	104,846
Intangible assets, net (Note 9)	79,893	93,197
Long-term investments (Note 6)	4,494	4,281
Other non-current assets (Note 5)	21,606	21,912
Total assets	$930,667	$931,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,014	$123,468
Accrued liabilities	62,712	55,760
Current portion of long term debt, net of unamortized discount (Note 4)	84,580	—
Other current liabilities	148	6,486
Total current liabilities	256,454	185,714
Long-term debt, net of unamortized discount (Note 4)	—	82,035
Other long-term liabilities (Note 5)	23,339	25,236
Total liabilities	279,793	292,985
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 282,323 and 280,160 shares issued and outstanding at September 28, 2013 and March 30, 2013, respectively	1,263,718	1,259,420
Accumulated other comprehensive loss, net of tax	(389)	(498)
Accumulated deficit	(612,455)	(619,908)
Total shareholders’ equity	650,874	639,014
Total liabilities and shareholders’ equity	$930,667	$931,999
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenue	$310,716	$209,671	$603,712	$412,331
Cost of goods sold	206,060	143,136	405,587	281,542
Gross profit	104,656	66,535	198,125	130,789
Operating expenses:
Research and development	49,204	41,968	97,529	83,544
Marketing and selling	18,918	16,238	38,327	33,116
General and administrative	24,062	18,593	43,554	31,988
Other operating expense (income)	3,016	(114)	6,024	5,158
Total operating expenses	95,200	76,685	185,434	153,806
Income (loss) from operations	9,456	(10,150)	12,691	(23,017)
Interest expense	(1,403)	(1,644)	(2,912)	(3,718)
Interest income	41	64	82	143
Loss on retirement of convertible subordinated notes (Note 4)	—	(2,034)	—	(2,756)
Other income (expense)	363	617	771	(121)

Income (loss) before income taxes	8,457	(13,147)	10,632	(29,469)

Income tax expense (Note 5)	(2,565)	(3,309)	(3,179)	(6,126)
Net income (loss)	$5,892	$(16,456)	$7,453	$(35,595)

Net income (loss) per share (Note 2):
Basic	$0.02	$(0.06)	$0.03	$(0.13)
Diluted	$0.02	$(0.06)	$0.03	$(0.13)

Shares used in per share calculation:
Basic	282,017	278,105	281,403	277,625
Diluted	287,629	278,105	287,367	277,625
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$5,892	$(16,456)	$7,453	$(35,595)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	2	(66)	5	(49)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	95	328	103	(85)
Reclassification adjustments, net of tax:
Recognized loss on marketable securities	—	—	—	3
Amortization of pension actuarial loss	—	—	1	—
Other comprehensive income (loss)	97	262	109	(131)
Total comprehensive income (loss)	$5,989	$(16,194)	$7,562	$(35,726)
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income (loss)	$7,453	$(35,595)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,901	26,050
Amortization and other non-cash items	16,670	12,535
Excess tax benefit from exercises of stock options	(23)	—
Deferred income taxes	2,861	1,327
Foreign currency adjustments	(755)	(931)
Loss on retirement of convertible subordinated notes	—	2,756
Loss on assets and other, net	2,945	4,978
(Income) loss from equity investment	(213)	91
Share-based compensation expense	19,868	15,292
Changes in operating assets and liabilities:
Accounts receivable, net	(45,060)	(14,758)
Inventories	16,947	(4,638)
Prepaid expense and other current and non-current assets	(6,203)	(12,253)
Accounts payable and accrued liabilities	1,039	22,497
Income tax payable/recoverable	(9,012)	556
Other liabilities	(665)	(394)
Net cash provided by operating activities	28,753	17,513
Investing activities:
Purchase of property and equipment	(43,928)	(20,124)
Purchase of intangibles	(330)	(143)
Proceeds from sale of property and equipment	392	73
Purchase of securities available-for-sale	(47,986)	(23,988)
Proceeds from maturities of securities available-for-sale	78,000	96,979
Net cash (used in) provided by investing activities	(13,852)	52,797
Financing activities:
Payment of debt	—	(79,432)
Debt issuance cost	(122)	—
Excess tax benefit from exercises of stock options	23	—
Proceeds from the issuance of common stock	4,340	2,144
Repurchase of common stock, including transaction costs	(12,000)	(6,999)
Tax withholding paid on behalf of employees for restricted stock units	(8,031)	(5,824)
Restricted cash associated with financing activities	89	2
Repayment of capital lease obligations	(32)	(30)
Net cash used in financing activities	(15,733)	(90,139)

Effect of exchange rate changes on cash	659	(697)
Net decrease in cash and cash equivalents	(173)	(20,526)
Cash and cash equivalents at the beginning of the period	101,662	135,524
Cash and cash equivalents at the end of the period	$101,489	$114,998
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

2. NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common shareholders	$5,892	$(16,456)	$7,453	$(35,595)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	282,017	278,105	281,403	277,625
Effect of dilutive securities:
Share-based awards	5,612	—	5,964	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	287,629	278,105	287,367	277,625
Basic net income (loss) per share	$0.02	$(0.06)	$0.03	$(0.13)
Diluted net income (loss) per share	$0.02	$(0.06)	$0.03	$(0.13)

In the computation of diluted net income per share for the three and six months ended September 28, 2013, outstanding stock options to purchase approximately 8.2 million shares and 8.5 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three and six months ended September 29, 2012, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.
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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of September 28, 2013, is approximately 8.4 million shares (after giving effect to an aggregate of $87.5 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
Share Repurchase
During the three and six months ended September 28, 2013, the Company repurchased 2.4 million shares of its common stock at an average price of $5.03 on the open market. During the three months ended September 29, 2012, the Company did not repurchase any shares of its common stock. During the six months ended September 29, 2012, the Company repurchased 1.9 million shares of its common stock at an average price of $3.75 on the open market.

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	September 28, 2013	March 30, 2013
Raw materials	$37,769	$45,656
Work in process	53,019	64,108
Finished goods	53,506	51,429
Total inventories	$144,294	$161,193

4. DEBT

Convertible Debt
The 2014 Notes will mature on April 15, 2014, and the balance of $84.6 million as of September 28, 2013 is recorded in "Current portion of long term debt" on the Condensed Consolidated Balance Sheet.

During the three months ended September 29, 2012, the Company purchased and retired $32.0 million original principal amount of its 2014 Notes, for an average price of $98.33, which resulted in a loss of $2.0 million as a result of applying ASC 470-20. During the six months ended September 29, 2012, the Company purchased and retired $47.4 million original principal amount of its 2014 Notes, for an average price of $98.34, which resulted in a loss of $2.8 million, as a result of applying ASC 470-20. ASC 470-20 requires the Company to record gains and losses on the early retirement of its 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

As of September 28, 2013, the 2014 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages ("PORTAL") Market of $88.6 million, compared to a carrying value of $84.6 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

Credit Agreement
In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. The Company currently has no outstanding amounts under the Credit Agreement and is in compliance with the financial covenants associated with the Credit Agreement as of September 28, 2013.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended September 28, 2013 and September 29, 2012 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 28, 2013 and September 29, 2012.

The Company’s income tax expense was $2.6 million and $3.2 million for the three and six months ended September 28, 2013, respectively, and $3.3 million and $6.1 million for the three and six months ended September 29, 2012, respectively. The Company’s effective tax rate was 30.3% and 29.9% for the three and six months ended September 28, 2013, respectively, and (25.2)% and (20.8)% for the three and six months ended September 29, 2012, respectively. The Company's effective tax rate for both the second quarter of fiscal 2014 and the second quarter of fiscal 2013 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, and for fiscal 2014, adjustments to reduce the carrying value of United Kingdom (U.K.) deferred tax assets.

Deferred Taxes
The valuation allowance against net deferred tax assets has decreased in fiscal 2014 by $7.6 million from the $164.2 million balance as of the end of fiscal 2013. The Company intends to maintain a valuation allowance against its domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates.

In July 2013, the Company sold its manufacturing facility located in the U.K., which generated its U.K. tax loss carryovers. U.K. tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose. In connection with the sale, the deferred tax assets related to U.K. tax losses were written off and the related valuation allowance reversed.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that began or will begin to expire in fiscal 2019 and fiscal 2014, respectively, if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $37.9 million as of the end of fiscal 2013 to $38.5 million as of the end of the second quarter of fiscal 2014, with the change arising from a $0.6 million increase related to tax positions taken with respect to the current fiscal year.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of September 28, 2013 and March 30, 2013 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 28, 2013
U.S. government/agency securities	$47,994	$5	$—	$47,999
Auction rate securities	2,150	—	—	2,150
Money market funds	18,344	—	—	18,344
	$68,488	$5	$—	$68,493
March 30, 2013
U.S. government/agency securities	$77,988	$3	$(4)	$77,987
Auction rate securities	2,150	—	—	2,150
Money market funds	26,328	—	—	26,328
	$106,466	$3	$(4)	$106,465

The estimated fair value of available-for-sale securities was based on the prevailing market values on September 28, 2013 and March 30, 2013. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for both the three and six months ended September 28, 2013 and September 29, 2012, were insignificant.

No available-for-sale investments were in a continuous unrealized loss position for fewer than 12 months as of September 28, 2013. The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of March 30, 2013 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $14.0 million. No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of September 28, 2013 or as of March 30, 2013.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	September 28, 2013		March 30, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$66,338	$66,343	$104,316	$104,315
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$68,488	$68,493	$106,466	$106,465

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of September 28, 2013 and March 30, 2013 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 28, 2013
U.S. government/agency securities	$47,999	$47,999	$—
Auction rate securities	2,150	—	2,150
Money market funds	18,344	18,344	—
	$68,493	$66,343	$2,150
March 30, 2013
U.S. government/agency securities	$77,987	$77,987	$—
Auction rate securities	2,150	—	2,150
Money market funds	26,328	26,328	—
	$106,465	$104,315	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of September 28, 2013 and March 30, 2013, the Company did not have any Level 3 securities.

Nonrecurring Fair Value Measurements
The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and pending sale of its manufacturing facility located in the U.K. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility which resulted in a loss on these impaired assets of $0.6 million.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

The fair value of the Company’s 2014 Notes is measured using a Level 1 input obtained from the PORTAL Market and is disclosed in Note 4 to the Condensed Consolidated Financial Statements.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The Company adopted this guidance in the first quarter of fiscal 2014. The adoption of this guidance affected the presentation of comprehensive income, but did not impact the Company's financial position, results of operations or cash flows.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of September 28, 2013 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions that perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules, switch duplexer modules and RF power management solutions. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

MPG is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure, point-to-point and microwave radios, small cells, WiFi (routers, access points, mobile devices and customer premises equipment) and cable television (CATV) infrastructure. Industrial applications include Smart Energy/Advanced Metering Infrastructure (AMI), private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

During the second quarter of fiscal 2013, the Company's foundry services were realigned from its CSG to its MPG. CSG is a business group established to leverage RFMD’s compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of September 28, 2013, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as share-based compensation, amortization of purchased intangible assets, acquisition-related costs, loss on asset transfer transaction, intellectual property rights (IPR) litigation costs, the inventory revaluation resulting from the transfer of the Company's molecular beam epitaxy (“MBE”) operations, net restructuring costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net revenue:
CPG	$255,476	$160,447	$493,188	$313,025
MPG	55,232	49,224	110,516	99,306
Other operating segment	8	—	8	—
Total net revenue	$310,716	$209,671	$603,712	$412,331
Income (loss) from operations:
CPG	$29,082	$7,204	$51,032	$10,460
MPG	8,871	2,774	15,731	4,339
Other operating segment	(751)	(655)	(1,573)	(1,264)
All other	(27,746)	(19,473)	(52,499)	(36,552)
Income (loss) from operations	9,456	(10,150)	12,691	(23,017)
Interest expense	(1,403)	(1,644)	(2,912)	(3,718)
Interest income	41	64	82	143
Loss on retirement of convertible subordinated notes	—	(2,034)	—	(2,756)
Other income (expense)	363	617	771	(121)
Income (loss) before income taxes	$8,457	$(13,147)	$10,632	$(29,469)

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Reconciliation of “All other” category:
Share-based compensation expense	$(10,436)	$(9,546)	$(19,868)	$(15,292)
Amortization of intangible assets	(6,746)	(4,752)	(13,963)	(9,324)
Restructuring and disposal costs associated with the phase out of manufacturing and sale of the U.K. facility	(3,254)	—	(7,809)	—
Loss on asset transfer transaction	—	—	—	(5,042)
IPR litigation costs	(1,902)	(2,775)	(2,726)	(3,518)
Inventory revaluation resulting from transfer of MBE operations	—	(2,436)	—	(2,518)
Certain consulting expense	(4,800)	—	(7,000)	—
Other expenses (including restructuring, acquisition-related costs, (gain) loss on property and equipment, and start-up costs)	(608)	36	(1,133)	(858)
Loss from operations for “All other”	$(27,746)	$(19,473)	$(52,499)	$(36,552)

9. BUSINESS ACQUISITION AND DISPOSITION

Acquisition
During the third quarter of fiscal 2013, the Company completed its acquisition of Amalfi Semiconductor, Inc. ("Amalfi") to accelerate the market adoption of Amalfi's RF silicon complementary metal oxide semiconductor (RF CMOS) and mixed-signal integrated circuits (ICs).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company acquired Amalfi for a total purchase price of approximately $48.4 million, net of cash received of $37.6 million (adjusted for preliminary working capital adjustments and holdback reserves). The preliminary allocation of the purchase price reflected in the accompanying financial statements is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities.

As a result of the acquisition of Amalfi, the Company acquired in-process research and development (IPRD). The acquired IPRD enhanced and strengthened the Company's existing 2G product offerings and also enables the Company to offer future high performing, low-cost products compatible with 3G networks. As of September 28, 2013, the acquired IPRD was 70% complete with an estimated completion time of approximately six months and a total remaining cost of approximately $2.0 million to $2.5 million.

Disposition
During the second quarter of fiscal 2014, the Company sold its gallium arsenide semiconductor manufacturing facility located in the United Kingdom to Compound Photonics. As a result of this transaction, the Company wrote-off approximately $1.0 million of MPG-related goodwill.

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

•
Cellular Products Group (CPG) is a leading global supplier of cellular RF solutions which perform various functions in the cellular front end section. The cellular front end section is located between the transceiver and the antenna. These RF solutions are required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules, switch duplexer modules, and RF power management solutions. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, modulators, switches, VCOs, phase locked loop modules, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure, point-to-point and microwave radios, small cells, WiFi (routers, access points, mobile devices and customer premises equipment), and CATV infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications. During the second quarter of fiscal 2013, our foundry services were realigned from our Compound Semiconductor Group to our MPG.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.
As of September 28, 2013, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

SECOND QUARTER FISCAL 2014 FINANCIAL HIGHLIGHTS:

•
Quarterly revenue increased 48.2% as compared to the second quarter of fiscal 2013, primarily due to increased demand for our 3G/4G cellular RF solutions, as well as increased demand for our 2G products and WiFi products.

•
Gross margin for the quarter was 33.7% as compared to 31.7% for the second quarter of fiscal 2013. This increase is primarily due to increased demand, sourcing-related cost savings and manufacturing efficiencies, partially offset by average selling price erosion and an unfavorable change in product mix towards lower margin products.

•
Operating income was $9.5 million for the second quarter of fiscal 2014 as compared to an operating loss of $10.2 million for the second quarter of fiscal 2013. This increase was primarily due to higher revenue and improved gross margin, which was partially offset by increased salaries and related personnel expenses as well as increased consulting expenses.

•	Inventory totaled $144.3 million at September 28, 2013, reflecting turns of 5.7 as compared to $136.0 million and turns of 4.2 at September 29, 2012.

•	During the second quarter of fiscal 2014, we repurchased 2.4 million shares of our common stock at an average price of $5.03 on the open market.

•	During the second quarter of fiscal 2014, we sold our gallium arsenide (GaAs) semiconductor manufacturing facility in the United Kingdom to Compound Photonics.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended September 28, 2013 and September 29, 2012.

	Three Months Ended
(In thousands, except percentages)	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue	Increase	Percentage Change
Revenue	$310,716	100.0%	$209,671	100.0%	$101,045	48.2%
Cost of goods sold	206,060	66.3	143,136	68.3	62,924	44.0
Gross margin	104,656	33.7	66,535	31.7	38,121	57.3
Research and development	49,204	15.8	41,968	20.0	7,236	17.2
Marketing and selling	18,918	6.1	16,238	7.7	2,680	16.5
General and administrative	24,062	7.8	18,593	8.9	5,469	29.4
Other operating expense (income)	3,016	1.0	(114)	(0.1)	3,130	2,745.6
Operating income (loss)	$9,456	3.0%	$(10,150)	(4.8)%	19,606	193.2

	Six Months Ended
	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue	Increase	Percentage Change
Revenue	$603,712	100.0%	$412,331	100.0%	$191,381	46.4%
Cost of goods sold	405,587	67.2	281,542	68.3	124,045	44.1
Gross margin	198,125	32.8	130,789	31.7	67,336	51.5
Research and development	97,529	16.2	83,544	20.3	13,985	16.7
Marketing and selling	38,327	6.3	33,116	8.0	5,211	15.7
General and administrative	43,554	7.2	31,988	7.8	11,566	36.2
Other operating expense	6,024	1.0	5,158	1.2	866	16.8
Operating income (loss)	$12,691	2.1%	$(23,017)	(5.6)%	35,708	155.1

Revenue increased during the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, primarily due to increased demand for our 3G/4G cellular RF solutions as well as increased demand for our 2G products and WiFi products.
Gross margin for the three and six months ended September 28, 2013 increased as compared to the three and six months ended September 29, 2012, primarily due to increased demand, sourcing-related cost savings and manufacturing efficiencies, partially offset by average selling price erosion and an unfavorable change in product mix towards lower margin products.
Operating income was $9.5 million and $12.7 million for the three and six months ended September 28, 2013, respectively, as compared to an operating loss of $10.2 million and $23.0 million for the three and six months ended September 29, 2012, respectively. The increase in operating income was primarily due to higher revenue and improved gross margin, which was partially offset by increased salaries and related personnel expenses, increased consulting expenses and increased share-based compensation expenses.

Operating Expenses
Research and development expenses increased for the three and six months ended September 28, 2013, as compared to the three and six months ended September 29, 2012, primarily due to increased headcount and related personnel expenses associated with new product development for 3G/4G mobile devices as well as increased headcount and related personnel expenses associated with our investment in CMOS PAs. Research and development expenses decreased as a percentage of net revenue due to the increase in net revenue.

Marketing and selling expenses increased for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, primarily due to increased salaries and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices. Marketing and selling expenses decreased as a percentage of net revenue due to the increase in net revenue.
General and administrative expenses increased for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, primarily due to increased consulting expenses, increased salaries and related personnel expenses and increased share-based compensation expenses.

Other operating expense increased for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012. During the three and six months ended September 28, 2013, we recorded expenses of approximately $2.5 million and $5.1 million, respectively, related to the phase out of manufacturing and sale of our Newton Aycliffe, U.K.-based GaAs facility. During the first quarter of fiscal 2013, other operating expense included a $5.0 million loss realized on the transfer of our MBE wafer growth operations to IQE, Inc. ("IQE").

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Increase	Percentage Change
Revenue	$255,476	$160,447	$95,029	59.2%
Operating income	29,082	7,204	21,878	303.7
Operating income as a % of revenue	11.4%	4.5%

	Six Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Increase	Percentage Change
Revenue	$493,188	$313,025	$180,163	57.6%
Operating income	51,032	10,460	40,572	387.9%
Operating income as a % of revenue	10.3%	3.3%

The increase in CPG revenue for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, was primarily due to increased demand for our 3G/4G cellular RF solutions as well as increased demand for our 2G products.

The increase in CPG operating income for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, was primarily due to increased revenue, which was partially offset by increased headcount and related personnel expenses associated with new product development for 3G/4G mobile devices as well as increased headcount and related personnel expenses associated with our investment in CMOS PAs.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Increase	Percentage Change
Revenue	$55,232	$49,224	$6,008	12.2%
Operating income	8,871	2,774	6,097	219.8
Operating income as a % of revenue	16.1%	5.6%

	Six Months Ended
(In thousands, except percentages)	September 28, 2013	September 29, 2012	Increase	Percentage Change
Revenue	$110,516	$99,306	$11,210	11.3%
Operating income	15,731	4,339	11,392	262.5
Operating income as a % of revenue	14.2%	4.4%
The increase in MPG revenue for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, was primarily due to increased demand for our WiFi products.
The increase in MPG operating income for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, was primarily due to increased revenue and improved gross margins resulting primarily from sourcing-related cost savings and manufacturing efficiencies, which were partially offset by average selling price erosion and an unfavorable change in product mix towards lower margin products.
See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for the three and six months ended September 28, 2013 and September 29, 2012.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Interest expense	$(1,403)	$(1,644)	$(2,912)	$(3,718)
Interest income	41	64	82	143
Loss on retirement of convertible subordinated notes	—	(2,034)	—	(2,756)
Other income (expense)	363	617	771	(121)
Income tax expense	(2,565)	(3,309)	(3,179)	(6,126)

Interest Expense
Interest expense decreased for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, primarily due to lower debt balances. During the first quarter of fiscal 2013, our 2012 Notes became due and the remaining principal balance of $26.5 million was paid. In addition, we purchased and retired $32.0 million and $47.4 million original principal amount of our 2014 Notes during the three and six months ended September 29, 2012, respectively.

Our interest expense included cash interest of $0.3 million for both the three months ended September 28, 2013 and September 29, 2012, and $0.6 million for both the six months ended September 28, 2013 and September 29, 2012.

Loss on the Retirement of Convertible Subordinated Notes
During the three months ended September 29, 2012, we purchased and retired $32.0 million original principal amount of our 2014 Notes, for an average price of $98.33, which resulted in a loss of $2.0 million as a result of applying ASC 470-20. During the six months ended September 29, 2012, we purchased and retired $47.4 million original principal amount of our 2014 Notes, for an average price of $98.34, which resulted in a loss of approximately $2.8 million, as a result of applying ASC 470-20. ASC 470-20 requires us to record gains and losses on the early retirement of our 2014 Notes in the period of derecognition, depending on whether the fair market value at the time of derecognition was greater than, or less than, the carrying value of the debt.

Other Income (Expense)
The fluctuations in other income for the three and six months ended September 28, 2013 as compared to the three and six months ended September 29, 2012, are primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts, and a change in the gain (loss) on our equity investment.

Income Taxes
Our provision for income taxes for the three and six months ended September 28, 2013 and September 29, 2012, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 28, 2013 and September 29, 2012.

Income tax expense was $2.6 million and $3.2 million for the three and six months ended September 28, 2013, respectively, which is comprised primarily of tax expense related to domestic and international operations and reductions in the net U.K. deferred tax asset, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense was $3.3 million and $6.1 million for the three and six months ended September 29, 2012, respectively, which is comprised primarily of tax expense related to international operations and changes in the domestic deferred tax asset valuation allowance, offset by a tax benefit related to domestic operations.

The valuation allowance against net deferred tax assets decreased by $7.6 million from the $164.2 million balance as of the end of fiscal 2013. We intend to maintain a valuation allowance against the domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

In July 2013, the Company sold its manufacturing facility located in the U.K. which generated its U.K. tax loss carryovers. U.K. tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose. In connection with the sale, the deferred tax assets related to U.K. tax losses were written off and the related valuation allowance was reversed.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of September 28, 2013, we had working capital of approximately $267.7 million, including $101.5 million in cash and cash equivalents, compared to working capital of approximately $368.0 million at September 29, 2012, including $115.0 million in cash and cash equivalents. This decrease in working capital is partially attributable to the purchase of Amalfi for $48.4 million (net of cash received) during the third quarter of fiscal 2013. In addition, our 2014 Notes (with a balance of $84.6 million and which are due April 15, 2014), were reclassified to current liabilities during the first quarter of fiscal 2014. As of September 28, 2013, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2014 Notes by $62.0 million.

Our total cash, cash equivalents and short-term investments were $149.5 million as of September 28, 2013. This balance includes approximately $87.7 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Our board of directors has authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 31, 2015. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Between January 25, 2011 and September 28, 2013, we repurchased approximately $61.9 million of our common stock under this program, leaving us with an additional authorization of up to approximately $138.1 million under the program as a result of this extension.

Cash Flows from Operating Activities
Operating activities for the six months ended September 28, 2013 generated cash of $28.8 million, compared to $17.5 million for the six months ended September 29, 2012. This year-over-year increase was primarily attributable to improved profitability resulting from higher revenue, partially offset by decreases in our working capital (primarily related to an increase in accounts receivable due to the timing of shipments).

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 28, 2013 was $13.9 million, compared to net cash provided by investing activities of $52.8 million for the six months ended September 29, 2012. This change was primarily due to increased purchases of property and equipment as well as increased purchases of available-for-sale securities and lower proceeds from the maturities of available-for-sale securities for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013.

Cash Flows from Financing Activities
Net cash used in financing activities was $15.7 million for the six months ended September 28, 2013, compared to $90.1 million for the six months ended September 29, 2012. The decrease in net cash used in financing activities was primarily due to a lower payment of debt during the first six months of fiscal 2014 as compared to the first six months of fiscal 2013. The 2012 Notes became due and the remaining principal balance of $26.5 million was paid with cash on hand during the first six months of fiscal 2013. Also during the first six months of fiscal 2013, we repurchased and retired $47.4 million original principal amount of our 2014 Notes and we paid the $6.3 million remaining balance of our bank loan with cash on hand.

COMMITMENTS AND CONTINGENCIES

Convertible Debt The 2014 Notes, which mature on April 15, 2014, have a balance of $84.6 million as of September 28, 2013 and are recorded in "Current portion of long term debt" on the Condensed Consolidated Balance Sheet. As of September 28, 2013, the 2014 Notes had a fair value on the PORTAL Market of $88.6 million, compared to a carrying value of $84.6 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

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

Credit Agreement On March 19, 2013, we entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by certain subsidiaries. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. We currently have no outstanding amounts under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of September 28, 2013.

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our metal organic chemical vapor deposition (MOCVD) supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of

September 28, 2013, our minimum purchase commitment related to the wafer supply agreement is approximately $17.0 million.

Capital Commitments At September 28, 2013, we had short-term capital commitments of approximately $15.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2014. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. Because of the Company's incorporation in North Carolina, which does not recognize treasury shares, the repurchased shares are canceled at the time of repurchase. Shares repurchased are deemed authorized but unissued shares of common stock. The following table summarizes our common stock repurchases for the fiscal quarter ended September 28, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
June 30, 2013 to July 27, 2013	0	$0.00	0	$150.1 million
July 28, 2013 to August 24, 2013	1,429,500	$4.95	1,429,500	$143.0 million
August 25, 2013 to September 28, 2013	949,521	$5.16	949,521	$138.1 million
Total	2,379,021	$5.03	2,379,021	$138.1 million

ITEM 6. EXHIBITS.

10.1
First Amendment, dated as of August 15, 2013, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders

10.2	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.3	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 28, 2013 and March 30, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended September 28, 2013 and September 29, 2012; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 28, 2013 and September 29, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 28, 2013 and September 29, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements

*	Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	October 25, 2013	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary
(Principal Financial Officer)

Date:	October 25, 2013	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment, dated as of August 15, 2013, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders

10.2	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

10.3	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 28, 2013 and March 30, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended September 28, 2013 and September 29, 2012; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended September 28, 2013 and September 29, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 28, 2013 and September 29, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements

*	Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.