Form 10-Q
period 2013-12-28
RF MICRO DEVICES INC
filed 2014-01-30
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 24, 2014, there were 282,535,754 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	December 28, 2013	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$117,482	$101,662
Short-term investments (Note 6)	88,059	77,987
Accounts receivable, less allowance of $312 and $434 as of December 28, 2013 and March 30, 2013, respectively	143,684	143,647
Inventories (Note 3)	136,300	161,193
Prepaid expenses	11,604	13,034
Other receivables	26,559	16,233
Other current assets (Note 5)	2,713	2,481
Total current assets	526,401	516,237
Property and equipment, net of accumulated depreciation of $545,419 at December 28, 2013 and $538,494 at March 30, 2013	200,671	191,526
Goodwill (Note 9)	103,901	104,846
Intangible assets, net (Note 9)	73,324	93,197
Long-term investments (Note 6)	4,509	4,281
Other non-current assets (Note 5)	25,188	21,912
Total assets	$933,994	$931,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,869	$123,468
Accrued liabilities	61,659	55,760
Current portion of long term debt, net of unamortized discount (Note 4)	85,902	—
Other current liabilities	1,099	6,486
Total current liabilities	251,529	185,714
Long-term debt, net of unamortized discount (Note 4)	—	82,035
Other long-term liabilities (Note 5)	22,403	25,236
Total liabilities	273,932	292,985
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 282,534 and 280,160 shares issued and outstanding at December 28, 2013 and March 30, 2013, respectively	1,266,714	1,259,420
Accumulated other comprehensive loss, net of tax	(432)	(498)
Accumulated deficit	(606,220)	(619,908)
Total shareholders’ equity	660,062	639,014
Total liabilities and shareholders’ equity	$933,994	$931,999
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Revenue	$288,520	$271,213	$892,232	$683,544
Cost of goods sold	180,997	184,403	586,584	465,945
Gross profit	107,523	86,810	305,648	217,599
Operating expenses:
Research and development	50,378	46,509	147,907	130,053
Marketing and selling	18,054	16,906	56,381	50,022
General and administrative	17,766	15,746	61,320	47,734
Other operating expense	5,933	1,969	11,957	7,127
Total operating expenses	92,131	81,130	277,565	234,936
Income (loss) from operations	15,392	5,680	28,083	(17,337)
Interest expense	(1,469)	(1,368)	(4,381)	(5,086)
Interest income	46	52	128	195
Loss on retirement of convertible subordinated notes (Note 4)	—	—	—	(2,756)
Other income	427	143	1,198	22

Income (loss) before income taxes	14,396	4,507	25,028	(24,962)

Income tax expense (Note 5)	(8,161)	(5,950)	(11,340)	(12,076)
Net income (loss)	$6,235	$(1,443)	$13,688	$(37,038)

Net income (loss) per share (Note 2):
Basic	$0.02	$(0.01)	$0.05	$(0.13)
Diluted	$0.02	$(0.01)	$0.05	$(0.13)

Shares used in per share calculation:
Basic	282,439	279,523	281,749	277,562
Diluted	287,920	279,523	287,553	277,562
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net income (loss)	$6,235	$(1,443)	$13,688	$(37,038)
Other comprehensive (loss) income:
Unrealized gain on marketable securities, net of tax	—	81	5	32
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(44)	(18)	59	(103)
Reclassification adjustments, net of tax:
Recognized loss on marketable securities	—	1	—	4
Amortization of pension actuarial loss	1	—	2	—
Other comprehensive (loss) income	(43)	64	66	(67)
Total comprehensive income (loss)	$6,192	$(1,379)	$13,754	$(37,105)
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income (loss)	$13,688	$(37,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,024	37,654
Amortization and other non-cash items	25,295	20,208
Deferred income taxes	1,591	4,141
Foreign currency adjustments	(1,221)	(1,153)
Loss on retirement of convertible subordinated notes	—	2,756
Loss on assets and other, net	2,836	4,379
(Income) loss from equity investment	(228)	140
Share-based compensation expense	24,750	24,124
Changes in operating assets and liabilities:
Accounts receivable, net	(16)	(38,854)
Inventories	25,050	(16,832)
Prepaid expense and other current and non-current assets	(13,790)	(6,481)
Accounts payable and accrued liabilities	(7,323)	66,069
Income tax payable/recoverable	(4,712)	1,668
Other liabilities	(816)	7
Net cash provided by operating activities	99,128	60,788
Investing activities:
Purchase of property and equipment	(59,489)	(33,796)
Purchase of business, net of cash acquired (Note 9)	—	(48,099)
Purchase of intangibles	(663)	—
Proceeds from sale of property and equipment	2,400	443
Purchase of securities available-for-sale	(115,038)	(69,967)
Proceeds from maturities of securities available-for-sale	105,000	158,975
Net cash (used in) provided by investing activities	(67,790)	7,556
Financing activities:
Payment of debt	—	(79,432)
Debt issuance cost	(122)	—
Proceeds from the issuance of common stock	5,334	2,808
Repurchase of common stock, including transaction costs	(12,780)	(6,999)
Tax withholding paid on behalf of employees for restricted stock units	(8,979)	(5,866)
Restricted cash associated with financing activities	145	(98)
Repayment of capital lease obligations	(47)	(46)
Net cash used in financing activities	(16,449)	(89,633)

Effect of exchange rate changes on cash	931	(570)
Net increase (decrease) in cash and cash equivalents	15,820	(21,859)
Cash and cash equivalents at the beginning of the period	101,662	135,524
Cash and cash equivalents at the end of the period	$117,482	$113,665
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

2. NET INCOME (LOSS) PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common shareholders	$6,235	$(1,443)	$13,688	$(37,038)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	282,439	279,523	281,749	277,562
Effect of dilutive securities:
Share-based awards	5,481	—	5,804	—
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	287,920	279,523	287,553	277,562
Basic net income (loss) per share	$0.02	$(0.01)	$0.05	$(0.13)
Diluted net income (loss) per share	$0.02	$(0.01)	$0.05	$(0.13)

In the computation of diluted net income per share for the three and nine months ended December 28, 2013, outstanding stock options to purchase approximately 7.5 million shares and 8.2 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for the three and nine months ended December 29, 2012, all outstanding stock options were excluded because the effect of their inclusion would have been anti-dilutive.
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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The maximum number of shares issuable upon conversion of the 2014 Notes as of December 28, 2013, is approximately 8.4 million shares (after giving effect to an aggregate of $87.5 million principal amount of 2014 Notes that were previously purchased and retired by the Company), which may be adjusted as a result of stock splits, stock dividends and antidilution provisions.
Share Repurchase
During the three and nine months ended December 28, 2013, the Company repurchased 0.2 million shares and 2.5 million shares of its common stock at an average price of $4.99 and $5.03 on the open market, respectively. During the three months ended December 29, 2012, the Company did not repurchase any shares of its common stock. During the nine months ended December 29, 2012, the Company repurchased 1.9 million shares of its common stock at an average price of $3.75 on the open market.
3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	December 28, 2013	March 30, 2013
Raw materials	$36,246	$45,656
Work in process	42,416	64,108
Finished goods	57,638	51,429
Total inventories	$136,300	$161,193

4. DEBT

Convertible Debt
The 2014 Notes will mature on April 15, 2014 and the balance of $85.9 million as of December 28, 2013 is recorded in "Current portion of long term debt" on the Condensed Consolidated Balance Sheet.

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

As of December 28, 2013, the 2014 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages ("PORTAL") Market of $87.3 million, compared to a carrying value of $85.9 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

Credit Agreement
In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. The Company currently has no outstanding amounts under the Credit Agreement and is in compliance with the financial covenants associated with the Credit Agreement as of December 28, 2013.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and nine months ended December 28, 2013 and December 29, 2012 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 28, 2013 and December 29, 2012.

The Company’s income tax expense was $8.2 million and $11.3 million for the three and nine months ended December 28, 2013, respectively, and $6.0 million and $12.1 million for the three and nine months ended December 29, 2012, respectively. The Company’s effective tax rate was 56.7% and 45.3% for the three and nine months ended December 28, 2013, respectively, and 132.0% and (48.4)% for the three and nine months ended December 29, 2012, respectively. The Company's effective tax rate for both the third quarter of fiscal 2014 and the third quarter of fiscal 2013 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, and for fiscal 2014, adjustments to reduce the carrying value of United Kingdom (U.K.) deferred tax assets.

Deferred Taxes
The valuation allowance against net deferred tax assets has decreased in fiscal 2014 by $4.0 million from the $164.2 million balance as of the end of fiscal 2013. The Company intends to maintain a valuation allowance against its domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates.

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

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $37.9 million as of the end of fiscal 2013 to $39.1 million as of the end of the third quarter of fiscal 2014, with the change arising from a $1.0 million increase related to tax positions taken with respect to the current fiscal year and a $0.2 million increase related to tax positions taken with respect to prior fiscal years.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of December 28, 2013 and March 30, 2013 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 28, 2013
U.S. government/agency securities	$88,055	$4	$—	$88,059
Auction rate securities	2,150	—	—	2,150
Money market funds	38,794	—	—	38,794
	$128,999	$4	$—	$129,003
March 30, 2013
U.S. government/agency securities	$77,988	$3	$(4)	$77,987
Auction rate securities	2,150	—	—	2,150
Money market funds	26,328	—	—	26,328
	$106,466	$3	$(4)	$106,465

The estimated fair value of available-for-sale securities was based on the prevailing market values on December 28, 2013 and March 30, 2013. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for both the three and nine months ended December 28, 2013 and December 29, 2012, were insignificant.

No available-for-sale investments were in a continuous unrealized loss position for fewer than 12 months as of December 28, 2013. The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of March 30, 2013 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of approximately $14.0 million. No available-for-sale investments were in a continuous unrealized loss position for 12 months or greater as of December 28, 2013 or as of March 30, 2013.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	December 28, 2013		March 30, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$126,849	$126,853	$104,316	$104,315
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$128,999	$129,003	$106,466	$106,465

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of December 28, 2013 and March 30, 2013 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
December 28, 2013
U.S. government/agency securities	$88,059	$88,059	$—
Auction rate securities	2,150	—	2,150
Money market funds	38,794	38,794	—
	$129,003	$126,853	$2,150
March 30, 2013
U.S. government/agency securities	$77,987	$77,987	$—
Auction rate securities	2,150	—	2,150
Money market funds	26,328	26,328	—
	$106,465	$104,315	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of December 28, 2013 and March 30, 2013, the Company did not have any Level 3 securities.

Nonrecurring Fair Value Measurements
The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and the then-pending sale of its U.K. manufacturing facility. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility, which resulted in a loss on these impaired assets of $0.6 million.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset or a tax credit carryforward, excluding certain exceptions. This ASU will be effective for the Company beginning with the first quarter of fiscal 2015 and the Company does not believe that the adoption of this standard will significantly impact its consolidated financial statements.

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

8. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of December 28, 2013 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section.  The cellular front end section is located between the transceiver and the antenna.  These RF solutions include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules,  switch duplexer modules, and RF power management solutions.  CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

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

As of December 28, 2013, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as share-based compensation, amortization of purchased intangible assets, acquisition-related costs, loss on asset transfer transaction, intellectual property rights (IPR) litigation costs, the inventory revaluation resulting from the transfer of the Company's molecular beam epitaxy (“MBE”) operations, net restructuring costs, certain consulting costs, expenses related to a potential strategic transaction that was terminated and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Net revenue:
CPG	$238,688	$222,662	$731,876	$535,687
MPG	49,831	48,551	160,347	147,857
Other operating segment	1	—	9	—
Total net revenue	$288,520	$271,213	$892,232	$683,544
Income (loss) from operations:
CPG	$32,806	$25,689	$83,838	$36,149
MPG	8,028	1,885	23,759	6,224
Other operating segment	(849)	(750)	(2,423)	(2,014)
All other	(24,593)	(21,144)	(77,091)	(57,696)
Income (loss) from operations	15,392	5,680	28,083	(17,337)
Interest expense	(1,469)	(1,368)	(4,381)	(5,086)
Interest income	46	52	128	195
Loss on retirement of convertible subordinated notes	—	—	—	(2,756)
Other income	427	143	1,198	22
Income (loss) before income taxes	$14,396	$4,507	$25,028	$(24,962)

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Reconciliation of “All other” category:
Share-based compensation expense	$(4,882)	$(8,832)	$(24,750)	$(24,124)
Amortization of intangible assets	(7,219)	(6,456)	(21,182)	(15,780)
Acquisition-related costs and restructuring expenses	—	(4,577)	(130)	(4,577)
Restructuring and disposal costs associated with the phase out of manufacturing and sale of the U.K. facility	(149)	—	(7,958)	—
Loss on asset transfer transaction	—	—	—	(5,042)
IPR litigation costs	(2,333)	(1,173)	(5,059)	(4,691)
Inventory revaluation resulting from transfer of MBE operations	—	—	—	(2,518)
Certain consulting expense	(3,430)	—	(10,430)	—
Expenses related to a potential strategic transaction that was terminated	(2,883)	—	(2,883)	—
Other expenses (including restructuring, (gain) loss on property and equipment, and start-up costs)	(3,697)	(106)	(4,699)	(964)
Loss from operations for “All other”	$(24,593)	$(21,144)	$(77,091)	$(57,696)

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. BUSINESS ACQUISITION AND DISPOSITION

Acquisition
During the third quarter of fiscal 2013, the Company completed its acquisition of Amalfi Semiconductor, Inc. ("Amalfi") to accelerate the market adoption of Amalfi's RF silicon complementary metal oxide semiconductor (RF CMOS) and mixed-signal integrated circuits (ICs). The Company acquired Amalfi for a total purchase price of approximately $48.4 million, net of cash received of $37.6 million (adjusted for preliminary working capital adjustments and holdback reserves). The measurement period related to the acquisition of Amalfi concluded during the third quarter of fiscal 2014.

As a result of the acquisition of Amalfi, the Company acquired in-process research and development (IPRD). The acquired IPRD enhanced and strengthened the Company's existing 2G product offerings and also enables the Company to offer future high performing, low-cost products compatible with 3G networks. As of December 28, 2013, the acquired IPRD was 70% complete with an estimated completion time of approximately six to nine months and a total remaining cost of approximately $2.0 million to $2.5 million.

Disposition
During the second quarter of fiscal 2014, the Company sold its gallium arsenide semiconductor manufacturing facility located in the U.K. to Compound Photonics. As a result of this transaction, the Company wrote-off approximately $1.0 million of MPG-related goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including the following:

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facility, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage channel partner and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.
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

•
Cellular Products Group (CPG) is a leading global supplier of cellular RF solutions which perform various functions in the cellular front end section.  The cellular front end section is located between the transceiver and the antenna.  These RF solutions include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules,  switch duplexer modules, and RF power management solutions.  CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, netbooks, notebooks and tablets.

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
As of December 28, 2013, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

THIRD QUARTER FISCAL 2014 FINANCIAL HIGHLIGHTS:

•	Quarterly revenue increased 6.4% as compared to the third quarter of fiscal 2013, primarily due to increased demand for our cellular RF solutions for smartphones.

•
Gross margin for the quarter was 37.3% as compared to 32.0% for the third quarter of fiscal 2013. This increase is primarily due to manufacturing and sourcing-related cost reductions and increased demand, which was partially offset by average selling price erosion.

•
Operating income was $15.4 million for the third quarter of fiscal 2014 as compared to an operating income of $5.7 million for the third quarter of fiscal 2013. This increase was primarily due to higher revenue and improved gross margin, which was partially offset by increased consulting expenses, increased restructuring expenses associated with achieving manufacturing efficiencies, increased personnel expenses and increased legal fees.

•	Inventory totaled $136.3 million at December 28, 2013, reflecting turns of 5.3 as compared to $159.0 million and turns of 4.6 at December 29, 2012.

•	Earnings per share for the third quarter of fiscal 2014 was $0.02 as compared to $(0.01) for the third quarter of fiscal 2013.

•	Cash flow from operations was $70.4 million for the third quarter of fiscal 2014 as compared to $43.3 million for the third quarter of fiscal 2013.

•	During the third quarter of fiscal 2014, we repurchased 0.2 million shares of our common stock at an average price of $4.99 on the open market.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and nine months ended December 28, 2013 and December 29, 2012.

	Three Months Ended
(In thousands, except percentages)	December 28, 2013	% of Revenue	December 29, 2012	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$288,520	100.0%	$271,213	100.0%	$17,307	6.4%
Cost of goods sold	180,997	62.7	184,403	68.0	(3,406)	(1.8)
Gross margin	107,523	37.3	86,810	32.0	20,713	23.9
Research and development	50,378	17.5	46,509	17.2	3,869	8.3
Marketing and selling	18,054	6.3	16,906	6.2	1,148	6.8
General and administrative	17,766	6.2	15,746	5.8	2,020	12.8
Other operating expense	5,933	2.0	1,969	0.7	3,964	201.3
Operating income	$15,392	5.3%	$5,680	2.1%	9,712	171.0

	Nine Months Ended
	December 28, 2013	% of Revenue	December 29, 2012	% of Revenue	Increase	Percentage Change
Revenue	$892,232	100.0%	$683,544	100.0%	$208,688	30.5%
Cost of goods sold	586,584	65.7	465,945	68.2	120,639	25.9
Gross margin	305,648	34.3	217,599	31.8	88,049	40.5
Research and development	147,907	16.6	130,053	19.0	17,854	13.7
Marketing and selling	56,381	6.3	50,022	7.3	6,359	12.7
General and administrative	61,320	6.9	47,734	7.0	13,586	28.5
Other operating expense	11,957	1.4	7,127	1.0	4,830	67.8
Operating income (loss)	$28,083	3.1%	$(17,337)	(2.5)%	45,420	262.0

Revenue increased for the three months ended December 28, 2013 as compared to the three months ended December 29, 2012, primarily due to increased demand for our cellular RF solutions for smartphones. Revenue increased during the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012, primarily due to increased demand for our cellular RF solutions for smartphones and WiFi products.
Gross margin increased for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012, primarily due to manufacturing and sourcing-related cost reductions and increased demand, which was partially offset by average selling price erosion.

Operating income increased for the three months ended December 28, 2013 as compared to the three months ended December 29, 2012, primarily due to higher revenue and improved gross margin, which was partially offset by increased consulting expenses, increased restructuring expenses associated with achieving manufacturing efficiencies, increased personnel expenses and increased legal fees. Operating income increased for the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012, primarily due to higher revenue and improved gross margin, which was partially offset by increased personnel expenses, increased consulting expenses, expenses related to the phase out of manufacturing and sale of our Newton Aycliffe, U.K.-based GaAs facility, as well as restructuring expenses associated with achieving manufacturing efficiencies. During the first quarter of fiscal 2013, other operating expense included a $5.0 million loss realized on the transfer of our MBE wafer growth operations to IQE, Inc. ("IQE").

Operating Expenses
Research and development expenses increased for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012, primarily due to personnel expenses associated with new product development for 3G/4G mobile devices as well as increased personnel expenses associated with our investment in CMOS PAs.
Marketing and selling expenses increased for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012, primarily due to increased salaries and commission expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.
General and administrative expenses increased for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012, primarily due to increased consulting expenses and IP related legal expenses.

Other operating expense increased for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012 primarily due to expenses related to the phase out of manufacturing and sale of our Newton Aycliffe, U.K.-based GaAs facility, restructuring expenses associated with achieving our manufacturing efficiencies, and expenses related to a potential strategic transaction that was terminated. These increases were partially offset by the loss realized on the transfer of our MBE wafer growth operations to IQE during the first quarter of fiscal 2013 as well as acquisition-related expenses associated with the acquisition of Amalfi during the third quarter of fiscal 2013.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	December 28, 2013	December 29, 2012	Increase	Percentage Change
Revenue	$238,688	$222,662	$16,026	7.2%
Operating income	32,806	25,689	7,117	27.7
Operating income as a % of revenue	13.7%	11.5%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2013	December 29, 2012	Increase	Percentage Change
Revenue	$731,876	$535,687	$196,189	36.6%
Operating income	83,838	36,149	47,689	131.9%
Operating income as a % of revenue	11.5%	6.7%

The increase in CPG revenue for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012 was primarily due to increased demand for our cellular RF solutions for smartphones.

The increase in CPG operating income for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012 was primarily due to higher revenue and improved gross margin (resulting from manufacturing and sourcing-related cost reductions, partially offset by average selling price erosion) which was partially offset by increased personnel expenses associated with new product development for 3G/4G mobile devices as well as increased personnel expenses associated with our investment in CMOS PAs.

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	December 28, 2013	December 29, 2012	Increase	Percentage Change
Revenue	$49,831	$48,551	$1,280	2.6%
Operating income	8,028	1,885	6,143	325.9
Operating income as a % of revenue	16.1%	3.9%

	Nine Months Ended
(In thousands, except percentages)	December 28, 2013	December 29, 2012	Increase	Percentage Change
Revenue	$160,347	$147,857	$12,490	8.4%
Operating income	23,759	6,224	17,535	281.7
Operating income as a % of revenue	14.8%	4.2%
The increase in MPG revenue for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012 was primarily due to increased demand for our WiFi products.
The increase in MPG operating income for the three months ended December 28, 2013 as compared to the three months ended December 29, 2012 was primarily due to improved gross margin resulting from manufacturing and sourcing-related cost reductions, which was partially offset by average selling price erosion. The increase in MPG operating income for the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012 was primarily due to improved gross margin resulting from manufacturing and sourcing-related cost reductions and increased revenue, which was partially offset by average selling price erosion.
See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income (loss) for the three and nine months ended December 28, 2013 and December 29, 2012.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Nine Months Ended
(In thousands)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Interest expense	$(1,469)	$(1,368)	$(4,381)	$(5,086)
Interest income	46	52	128	195
Loss on retirement of convertible subordinated notes	—	—	—	(2,756)
Other income	427	143	1,198	22
Income tax expense	(8,161)	(5,950)	(11,340)	(12,076)

Interest Expense
Interest expense decreased for the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012, primarily due to lower debt balances. During the first quarter of fiscal 2013, our 2012 Notes became due and the remaining principal balance of $26.5 million was paid. In addition, during the first nine months of fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes.

Our interest expense included cash interest of $0.3 million and $1.0 million for the three and nine months ended December 28, 2013, respectively, compared to cash interest of $0.2 million and $0.9 million for the three and nine months ended December 29, 2012, respectively.

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

Other Income
The fluctuations in other income for the three and nine months ended December 28, 2013 as compared to the three and nine months ended December 29, 2012, are primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts, and a change in the gain (loss) on our equity investment.

Income Taxes
Our provision for income taxes for the three and nine months ended December 28, 2013 and December 29, 2012, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and nine months ended December 28, 2013 and December 29, 2012.

Income tax expense was $8.2 million and $11.3 million for the three and nine months ended December 28, 2013, respectively, which is comprised primarily of tax expense related to domestic and international operations and reductions in the net U.K. deferred tax asset, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense was $6.0 million and $12.1 million for the three and nine months ended December 29, 2012, respectively, which is comprised primarily of tax expense related to international operations and changes in the domestic deferred tax asset valuation allowance, offset by a tax benefit related to domestic operations.

The valuation allowance against net deferred tax assets decreased by $4.0 million from the $164.2 million balance as of the end of fiscal 2013. We intend to maintain a valuation allowance against the domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations.

In July 2013, the Company sold its manufacturing facility located in the U.K. which generated its U.K. tax loss carryovers. U.K. tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose. In connection with the sale, the deferred tax assets related to U.K. tax losses were written off and the related valuation allowance was reversed.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of December 28, 2013, we had working capital of approximately $274.9 million, including $117.5 million in cash and cash equivalents, compared to working capital of approximately $338.9 million at December 29, 2012, including $113.7 million in cash and cash equivalents. During the first quarter of fiscal 2014, our 2014 Notes (with a balance of $85.9 million and which are due April 15, 2014), were reclassified to current liabilities. This decrease to working capital was partially offset by a decrease in our days payable outstanding for the nine months ended December 28, 2013 as compared to the nine months ended December 29, 2012. As of December 28, 2013, our total cash, cash equivalents and short-term investments balance exceeded the remaining principal amount of our 2014 Notes by $118.0 million.

Our total cash, cash equivalents and short-term investments were $205.5 million as of December 28, 2013. This balance includes approximately $56.0 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Our board of directors has authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 31, 2015. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Between January 25, 2011 and December 28, 2013, we repurchased approximately $62.6 million of our common stock under this program, leaving us with an additional authorization of up to approximately $137.4 million under the program.

In the third quarter of fiscal 2014, our board of directors authorized capital expenditures of up to $25.0 million over the next two years for the expansion of our internal assembly and test capacity.

Cash Flows from Operating Activities
Operating activities for the nine months ended December 28, 2013 generated cash of $99.1 million, compared to $60.8 million for the nine months ended December 29, 2012. This year-over-year increase was primarily attributable to improved profitability resulting from higher revenue, partially offset by changes in our working capital (primarily a decrease to accounts payable due to the timing of purchases and payments).

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended December 28, 2013 was $67.8 million, compared to net cash provided by investing activities of $7.6 million for the nine months ended December 29, 2012. This change was primarily due to increased purchases of property and equipment as well as a decrease in net proceeds from maturities of available-for-sale securities for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. These increases in cash used in investing activities were partially offset by the purchase of Amalfi for approximately $48.1 million during the first nine months of fiscal 2013.

Cash Flows from Financing Activities
Net cash used in financing activities was $16.4 million for the nine months ended December 28, 2013, compared to net cash used in financing activities of $89.6 million for the nine months ended December 29, 2012. Net cash used in financing activities was higher during the nine months ended December 29, 2012 as we paid the $26.5 million remaining principal balance of the 2012 Notes, repurchased and retired $47.4 million original principal amount of our 2014 Notes (for an average price of $98.34) and paid the $6.3 million remaining balance of our bank loan.

COMMITMENTS AND CONTINGENCIES

Convertible Debt The 2014 Notes, which mature on April 15, 2014, have a balance of $85.9 million as of December 28, 2013 and are recorded in "Current portion of long term debt" on the Condensed Consolidated Balance Sheet. As of December 28, 2013, the 2014 Notes had a fair value on the PORTAL Market of $87.3 million, compared to a carrying value of $85.9 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

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

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of December 28, 2013.

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our metal organic chemical vapor deposition (MOCVD) supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which

IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of December 28, 2013, our minimum purchase commitment related to the wafer supply agreement is approximately $11.1 million.

Capital Commitments At December 28, 2013, we had short-term capital commitments of approximately $7.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the third quarter of fiscal 2014. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Since February 14, 2012, the Company has been a party in legal proceedings with Peregrine Semiconductor Corporation (“Peregrine”) in which Peregrine has asserted infringement of certain of its patents. The proceedings commenced with a complaint filed by Peregrine in the United States International Trade Commission (“ITC”), which Peregrine ultimately decided to dismiss. After various procedural matters following the dismissal of the ITC proceeding, the Company is currently a party to a lawsuit initiated by Peregrine in the United States District Court for the Southern District of California alleging infringement of four Peregrine patents. In December 2013, the Company filed a counterclaim against Peregrine alleging infringement by Peregrine of a Company patent. The Company also petitioned the court for declaratory relief regarding non-infringement and unenforceability of Peregrine’s patents. The Company intends to continue to vigorously defend its position that it has not infringed any valid claim of any of the Peregrine patents in the above-referenced legal proceeding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. Because of the Company's incorporation in North Carolina, which does not recognize treasury shares, the repurchased shares are canceled at the time of repurchase. Shares repurchased are deemed authorized but unissued shares of common stock. The following table summarizes our common stock repurchases for the fiscal quarter ended December 28, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 29, 2013 to October 26, 2013	0	$0.00	0	$138.1	million
October 27, 2013 to November 23, 2013	155,539	$4.99	155,539	$137.4	million
November 24, 2013 to December 28, 2013	0	$0.00	0	$137.4	million
Total	155,539		155,539	$137.4	million

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 28, 2013 and March 30, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 28, 2013 and December 29, 2012; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 28, 2013 and December 29, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2013 and December 29, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	January 30, 2014	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary
(Principal Financial Officer)

Date:	January 30, 2014	/s/ Barry D. Church
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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of December 28, 2013 and March 30, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended December 28, 2013 and December 29, 2012; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended December 28, 2013 and December 29, 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended December 28, 2013 and December 29, 2012; and (v) the Notes to the Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.