Form 10-K
period 2014-03-29
RF MICRO DEVICES INC
filed 2014-05-21
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $1,594,903,268 as of September 28, 2013. For purposes of such calculation, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by directors and officers of the registrant and their immediate family members have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

There were 286,149,524 shares of the registrant's common stock outstanding as of May 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. Fiscal years 2014, 2013 and 2012 were 52-week years. Our other fiscal quarters end on the Saturday closest to June 30, September 30 and December 31 of each year.

Unless the context requires otherwise, references in this report to "RFMD," the "Company," "we," "us" and "our" refer to RF Micro Devices, Inc. and its subsidiaries on a consolidated basis.

ITEM 1. BUSINESS.

Company Overview

RF Micro Devices, Inc. was incorporated under the laws of the State of North Carolina in 1991. We are a global leader in the design and manufacture of high-performance radio frequency (RF) solutions. Our products enable worldwide mobility, provide enhanced connectivity, and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world’s leading mobile device, customer premises and communications equipment providers. Our design and manufacturing expertise encompasses many semiconductor process technologies, which we source both internally and through external suppliers. Our broad design and manufacturing resources enable us to deliver products optimized for our customers’ performance, cost and time-to-market requirements.

Operating Segments

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers (OEMs) and original design manufacturers (ODMs) in both wireless and wired communications applications, in each of our following operating segments.

•
Cellular Products Group (CPG) – CPG is a leading global supplier of cellular radio frequency solutions which perform various functions in the cellular front end section. The cellular front end is located between the transceiver and the antenna. These RF solutions are increasingly required in third generation (3G) and fourth generation (4G) devices, and they include power amplifier (PA) modules, transmit modules, antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules. CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers, and tablets.

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

Our reportable segments are CPG and MPG for fiscal 2014. CSG does not currently meet the quantitative threshold for an individually reportable segment under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income (loss) and operating income (loss) as a percentage of revenue.

For financial information about the results of our operating segments for each of the last three fiscal years, refer to Note 17 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

Proposed Merger

On February 22, 2014, we entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with TriQuint Semiconductor, Inc. ("TriQuint") providing for the combination of RFMD and TriQuint in a merger of equals under a new holding company currently named Rocky Holding, Inc. We believe the combination will create a new leader in radio frequency solutions, with new growth opportunities and a broad portfolio of enabling technologies.

Upon completion of the mergers, RFMD shareholders will receive 0.2500 of a share of common stock of the new holding company for each share of RFMD common stock, and TriQuint stockholders will receive 0.4187 of a share of common stock of the new holding company for each share of TriQuint common stock. We anticipate that RFMD shareholders and TriQuint stockholders will each hold approximately 50% of the shares of common stock of the new holding company issued and outstanding immediately after completion of the proposed merger. Rocky Holding, Inc. intends to apply to list its common stock on the NASDAQ Global Select Market ("NASDAQ"), subject to official notice of issuance. Prior to completion of the mergers, we anticipate that Rocky Holding, Inc. will change its name, adopt a NASDAQ symbol for its common stock, and register a new trade name and logo that reflect the key attributes of the combined company.

On April 14, 2014, Rocky Holding, Inc. filed a Registration Statement on Form S-4 (which contains a preliminary joint proxy statement/prospectus) as contemplated by the Merger Agreement.

Consummation of the merger with TriQuint is subject to, among other things, the separate approvals of both RFMD shareholders and TriQuint stockholders and regulatory approvals. We currently anticipate the merger will be completed during the second half of calendar year 2014.

Acquisition

During fiscal 2013, we acquired Amalfi Semiconductor, Inc. (“Amalfi”), a fabless semiconductor company specializing in cost effective, high performance RF and mixed-signal integrated circuits (ICs) for the rapidly growing entry-level smartphone market. We are leveraging Amalfi's RF complementary metal oxide semiconductor (CMOS) and mixed-signal IC technology to develop a growing portfolio of high-performance RF solutions. The product portfolio is targeted primarily at the entry-level smartphone market, and we have successfully shipped products using the technology to a number of customers, including handset manufacturers based in China as well as leading multinational smartphone manufacturers.

Refer to Note 5 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to this acquisition.

Asset Transfer Transaction

During fiscal 2013, we entered into an asset transfer agreement with IQE, Inc. ("IQE"), a leading global supplier of advanced semiconductor wafer products and wafer services, to transfer our molecular beam epitaxy (MBE) wafer growth operations (located in Greensboro, N.C.) to IQE. The transaction with IQE has reduced our manufacturing costs, strengthened our supply chain and provided us with access to newly developed wafer starting process technologies. The assets transferred to IQE included leasehold interest in the real property, building and improvements used for the facility, and machinery and equipment located in the facility, all of which were written off during fiscal 2013. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE, under which IQE supplies us with wafer starting materials. This wafer supply agreement was recorded as an intangible asset and provides us with competitive wafer pricing through March 31, 2016. Approximately 70 employees at our MBE facility became employees of IQE as part of this transaction. In addition, IQE assumed the lease related to the MBE facility for the real property and related improvements.

Refer to Note 6 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to this transaction.

Restructuring

In the fourth quarter of fiscal 2014, we initiated a restructuring to reduce operating expenses that resulted in restructuring expenses of approximately $2.5 million, primarily related to employee termination benefits. As part of this restructuring, we discontinued engineering efforts related to an in-process research and development (IPRD) project and impaired the intangible asset in the amount of $11.3 million. Also during fiscal 2014, we initiated restructuring efforts to achieve manufacturing efficiencies that resulted in restructuring expenses of approximately $4.1 million, primarily related to employee termination benefits.

In the second quarter of fiscal 2014, we sold our gallium arsenide (GaAs) semiconductor manufacturing facility located in the United Kingdom (U.K.) to Compound Photonics and recorded restructuring expenses of approximately $4.4 million during fiscal 2014. The remaining product demand from that facility was transitioned to our GaAs manufacturing facility in Greensboro, N.C.  We have also partnered with external foundries to establish second sources for additional GaAs capacity.  The U.K. facility had been our primary source for cellular switches, the majority of which we have transitioned to higher performance, lower cost silicon on insulator (SOI) material.

Refer to Note 12 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to restructuring.

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

The RF content is also growing rapidly in notebook computers and machine-to-machine (M2M) data devices. In notebook computers, the broad availability of high speed 3G and 4G networks is increasing the demand for cellular functionality. Single-band WiFi has been a standard feature for these platforms and they are now utilizing dual frequency bands for higher data rates. Similarly, M2M devices are increasingly integrating cellular content for a growing number of applications, including automotive, smart grid and electric and water utilities, medical, fleet management, and point-of-sale.

In cellular infrastructure, network operators continue to expand their 3G and 4G networks. The expanding data traffic loads on networks are increasing the requirements for more and faster wireless backhaul systems (such as remote radio heads) that connect cellular base stations to switching centers. Wireless backhaul is commonly used in Asian and European wireless networks, driving increased use of high performance microwave radios. In addition, to increase network coverage and capacity, the cellular infrastructure market is expanding to include new architectures utilizing small cells such as micro cells, pico cells, and femtocells. In CATV infrastructure, the rapid growth in consumer data usage, primarily through high definition television (HDTV), Internet protocol television (IPTV), and voice over Internet protocol (VoIP), as well as the associated increases in Internet traffic, are driving market growth and placing increased emphasis on product performance, integration and power consumption. Additionally, to support increased CATV data rates, a new network standard called DOCSIS 3.1 has been developed to enable greater capacity and speed while also decreasing costs by increasing energy efficiency and decreasing cost per bit.

In our other markets, efforts to reduce energy consumption and lower carriers’ operating budgets are placing greater value on higher performance RF solutions. Also, Smart Energy/AMI systems, which are increasingly implemented using the Zigbee™ standard or other technologies requiring integrated RF components, are also proliferating. In WiFi, we are forecasting rapid growth in our market opportunity and have increased emphasis on our ability to innovate and deliver world-class products, given the increasing performance requirements of 802.11ac, the proliferation of WiFi in mobile devices and non-mobile equipment, including routers, access points, set-top boxes and televisions.

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

We are sharply focused on profitable growth and diversification through product and technology leadership. We develop and launch over one hundred new products each year to expand our presence in existing and new markets and to diversify our revenue base.

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

Our management and board of directors regularly review our results of operations and competitive position in the markets in which we operate as well as our strategic options in light of our company-specific conditions and industry conditions, including whether acquisitions, dispositions or other potential transactions offer meaningful opportunities to enhance shareholder value.

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

Broadband Components – This market is comprised of several segments that relate to cable and broadband transmission. Major products include CATV hybrid-based amplifiers, which boost voice and data signals over established cable transmission lines.

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

WiFi – WiFi is used primarily for short-range home or office network applications in personal computers, gaming platforms, tablets, smartphones and other consumer devices. WiFi is also used in wireless access points and routers, such as those used in wireless hotspots. As part of the Internet of Things (IoT), WiFi is also expanding into other consumer products such as set-top boxes and televisions.

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

Other Markets – Through CSG, we leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications by offering foundry services to third parties.

Manufacturing

We have a global supply chain that routinely ships millions of units per day. Our products have varying degrees of complexity and rely on semiconductors and other components that are manufactured in-house or outsourced. The majority of our products are multi-chip modules utilizing multiple semiconductor process technologies. We are a leading supplier of RF solutions and a leading manufacturer of compound semiconductors, including GaAs heterojunction bipolar transistor (HBT), GaAs pseudomorphic high electron mobility transistor (pHEMT), and GaN, for RF applications.

We operate a wafer fab located in Greensboro, N.C. for the production of GaAs and GaN wafers. We previously operated an additional wafer fab located in Newton Aycliffe, U.K., but we sold this facility in July 2013 and the remaining product demand from this facility was transitioned to our GaAs facility in Greensboro, N.C. We also use multiple silicon-based process technologies, including SOI and CMOS, in our products. We outsource all silicon manufacturing to leading silicon foundries. Demand for silicon CMOS PAs and SOI switches, as well as wafer bumping and die processing, has increased significantly. This increased demand requires external support from our silicon foundries and wafer bumping suppliers. In packages that employ bumped die, the electrical connections are created directly on the surface of the die, which eliminates wirebonds so that the die may be attached directly to a substrate or leadframe. This type of technology provides a higher density interconnection capability than wirebonded die and enables smaller and thinner form factors.

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

During fiscal 2013, lower demand in the first half of the year resulted in under-utilization of our internal factories. However, during the second half of fiscal 2013 and during fiscal 2014, demand increased significantly for both our cellular RF solutions and our mobile WiFi products, which led to increases in the utilization of our internal factories and sourcing from our qualified suppliers.

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

Products and Applications

We offer a broad line of products that range from single-function components to highly integrated circuits and multi-chip modules (MCMs). Our ICs include gain blocks, LNAs, PAs, switches, antenna tuners, receivers, transmitters, transceivers, modulators, demodulators, attenuators, frequency synthesizers and VCOs. Our MCM products include PA modules, switch filter modules, switch duplexer modules, VCOs, phase-locked loops (PLLs), coaxial resonator oscillators (CROs), variable gain amplifiers, hybrid amplifiers, and power doublers. Our products employ a broad array of semiconductor process technologies, including GaAs, GaN, CMOS, silicon germanium (SiGe), and SOI.

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

Our largest customer, Samsung Electronics, Co., Ltd. (Samsung), accounted for approximately 25% and 22% of our total revenue in fiscal 2014 and fiscal 2013, respectively. In addition, we sold our products to another end customer through multiple contract manufacturers, which in the aggregate accounted for approximately 20% of total revenue in fiscal 2014. In fiscal 2012, Samsung and Nokia Corporation (Nokia) accounted for approximately 22% and 14% of our total revenue, respectively. The majority of the revenue from these customers was from the sale of our CPG products. No other end customer accounted for more than 10% of our total revenue in any of the past three fiscal years. Our customer diversification strategy has successfully reduced our percentage of sales attributable to any one product or any one customer and diversified our customer base in both CPG and MPG.

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

Our applications engineers interact with customers during all stages of design and production, provide customers with product application notes and engineering data, maintain regular contact with customer engineers, and assist in the resolution of technical problems. We believe that maintaining a close relationship with customers and platform providers and providing them with strong technical support enhances their level of satisfaction and enables us to anticipate their future product needs.

Research and Development

Our research and development (R&D) activities enable the technologies and products necessary to maintain our leadership in the wireless and wired broadband communications markets. Our R&D activities focus on leading-edge products in our core markets and new technology development for new high growth markets.

We have developed several generations of GaAs process technologies that we manufacture internally. We invest in these technologies to improve device performance and reduce manufacturing costs. We also develop and qualify technologies made available to us from key suppliers. We combine these external technologies with our own proprietary design methods, intellectual property (IP), and other expertise, to improve performance, increase integration, reduce size and reduce the cost of our products. During fiscal 2014, we expanded our use of SOI technology. We qualified an additional silicon foundry and now have multiple sources of supply of SOI. We also launched several new SOI-based product categories for production, including antenna control solutions, antenna switch modules, switch filter modules and switch duplexer modules.

Our R&D activities help accelerate the deployment of advanced modulation schemes, new frequency bands, and other next-generation technologies to enable global high speed wireless and wired broadband data networks. Specifically, our RF systems-level expertise and our innovations in new product architectures, new circuit techniques, and other new proprietary technologies are enabling us to solve the increasingly complex RF challenges related to linearity, power consumption, and other critical performance metrics. For example, we announced a highly integrated platform solution called RF Fusion™ that is a complete RF front end solution for 4G world phones and tablets.

RFMD is a pioneer in envelope tracking (ET) technology for wireless applications, and we are incorporating our ET technology into power management components and our most advanced PAs. During fiscal 2014, we released our first ET power management IC which is designed to operate with multiple tier 1 chipsets. We are also developing PAs that demonstrate industry-leading performance with third-party power management components. Our use of ET technology enables us to track the envelope of high-speed modulation signals and adjust the PA in real time to maximize efficiency and maintain required levels of linearity. This technology is increasingly necessary to maximize mobile device data rates and meet user expectations for battery life and maximum case temperatures.

We continue to develop and release new GaN-based products and invest in new GaN process technologies to exploit GaN's performance advantages across existing and new product categories. The inherent wide band gap, high electron mobility, and high breakdown voltage characteristics of GaN semiconductor devices offer significant performance advantages versus competing technologies. We are also developing other advanced GaN process technologies that target applications where we anticipate GaN devices will provide a disruptive performance advantage and deliver meaningful energy savings in end-market products. In fiscal 2014, we introduced the world's first 6-inch GaN-on-silicon carbide wafers for manufacturing RF power transistors for both military and commercial use. We are converting all GaN production and development to 6-inch diameter wafers using our existing high-volume, 6-inch GaAs foundry to reduce platform cost for the growing GaN device market.

In the area of packaging technologies, we are developing and qualifying packaging technologies that allow us to improve performance and reduce or replace gold in our products. We are continuing to invest in packaging technologies such as WLCSP and copper pillar bump that eliminate wire bonds, reduce the size and component height, and improve performance, while reducing the cost of packaging our products.

In fiscal years 2014, 2013, and 2012, we incurred approximately $197.3 million, $178.8 million and $151.7 million, respectively, in research and development expenses. We are continuing to invest in new RF component products and new process technologies in support of our growth and diversification goals.

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

Intellectual Property

We value IP and actively seek opportunities to leverage our IP to promote our business interests. Such IP includes patents, copyrights, trademarks, know-how and trade secrets. Moreover, we respect the IP of others and have implemented policies and procedures to mitigate the risk of infringing or misappropriating third party IP.

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

Employees

On March 29, 2014, we had 3,482 employees. We believe that our future prospects will depend, in part, on our ability to continue to attract and retain skilled employees. Competition for skilled personnel is intense, and the number of persons with relevant experience, particularly in RF engineering, product design and technical marketing, is limited. None of our U.S. employees are represented by a labor union. A number of our European-based employees (less than 5% of our global workforce as of March 29, 2014) are subject to collective bargaining-type arrangements, and we have never experienced any work stoppage. We believe that our current employee relations are good.

Geographic Financial Summary

A summary of our operations by geographic area is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Sales:
United States	$342,805	$296,442	$246,661
International	805,426	667,705	624,691

Long-lived tangible assets:
United States	$120,885	$114,635	$130,665
International	75,111	76,891	67,256

Sales for geographic disclosure purposes are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of our products. Of our total revenue for fiscal 2014, approximately 41% ($468.0 million) was attributable to customers in China and approximately 17% ($190.6 million) was attributable to customers in Taiwan.

Long-lived tangible assets primarily include property and equipment. At March 29, 2014, approximately $69.7 million (or 36%) of our total property and equipment was located in China.

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

There can be no assurance that the environmental laws will not become more stringent in the future or that we will not incur significant costs in the future in order to comply with these laws. We do not currently anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 2015 or fiscal 2016.

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

The average selling prices of our products have historically decreased over the products' lives and we expect them to continue to do so. To offset these average selling price decreases, we must achieve yield improvements and other cost reductions for existing products, and introduce new products that can be manufactured at lower costs. In higher-tier, performance-driven markets we offer solutions that deliver the advantages of superior performance. In lower-tier, cost-driven markets we offer solutions that deliver market acceptable performance at lower cost. If we do not continue to identify markets that require superior performance or if we do not continue to offer products that command a premium price for superior performance, or if we do not achieve market acceptable performance in our products for cost-driven markets, our operating results could be adversely affected.

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

We compete with several companies primarily engaged in the business of designing, manufacturing and selling RF solutions, as well as suppliers of discrete products such as transistors, capacitors and resistors. Our customers, platform providers or competitors could develop products or process technologies that compete with or replace our products or process technologies. A decision by any of our large customers or platform providers to design and/or manufacture ICs internally or through third-party suppliers or partners could have an adverse effect on our operating results. Increased competition could mean lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs.

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

We operate a wafer fabrication facility in Greensboro, N.C. and previously operated a wafer fabrication facility in Newton Aycliffe, U.K. In the second quarter of fiscal 2014, we sold our Newton Aycliffe, U.K.-based GaAs production facility and the remaining product demand from that facility was transitioned to our GaAs manufacturing facility in Greensboro, N.C. We currently use several international and domestic assembly suppliers, as well as internal assembly facilities in China, the U.S. and Germany to assemble and test our products. We currently have our own test and tape and reel facilities located in Greensboro, N.C. and China, and we also utilize contract suppliers and partners in Asia to test our products.

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

•	our manufacturing cycle times;

•	our manufacturing yields;

•	the political and economic risks associated with the increased reliance on our manufacturing operations in China and Germany;

•	potential violations by our international employees or third-party agents of international or U.S. laws relevant to foreign operations;

•	our reliance on our internal facilities;

•	our reliance on our U.S. wafer fabrication facilities located in the same geographic area;

•	our ability to hire, train and manage qualified production personnel;

•	our compliance with applicable environmental and other laws and regulations, including social responsibilities and conflict minerals requirements;

•	our ability to avoid prolonged periods of down-time in our facilities for any reason; and

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

Costs of product defects and errata (deviations from published specifications) could include (i) writing off the value of inventory, (ii) disposing of products that cannot be fixed, (iii) recalling products that have been shipped, (iv) providing product replacements or modifications, (v) direct and indirect costs incurred by our customers in recalling their products due to defects in our products, and (vi) defending against litigation. These costs could be large and may increase expenses and lower gross margin. Our reputation with customers could be damaged as a result of product defects and errata, and product demand could be reduced. These factors could harm our business and financial results.

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

In order to ensure availability of our products for some of our largest customers, we start manufacturing certain products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to or consumed by the customer. As a result, we incur significant inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this reduces our visibility regarding the customers' accumulated levels of inventory. If product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory, which would have a negative impact on our gross margin and other operating results.

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

We increasingly sell certain of our products through platform providers and our inability to manage these evolving relationships may have an adverse effect on our business, financial condition and results of operations.

We are focused on developing and maintaining relationships with platform providers to help us sell our products. These platform providers are typically large companies that provide system reference designs for OEMs and ODMs that include the platform provider's baseband and other complementary products. Certain platform providers own or control IP that provides them with a dominant market position for their baseband products for certain air interface standards, which provides them with significant influence and control over sales of RF products for these standards. Platform providers have historically looked to us and our competitors to provide RF products to their customers as part of the overall system design and we must compete to have our RF products included in the platform provider's system reference design. Our relationships with certain platform providers are evolving, particularly as they work to develop more fully integrated solutions in silicon that include their own RF technologies and components.

In platform provider relationships, we generally do not control the end customer relationship. As a result, we are dependent upon the platform provider as the prime contractor to appropriately manage the end customer. The failure of the platform provider to do so can lead to situations where projects are delayed, modified or terminated for reasons outside our control.

Platform providers may be in a different business from ours or we may be their customer or competitor; therefore, we must balance our interest in obtaining new business with competitive and other factors. Because platform providers control the overall system reference design, if they offer competitive RF technologies or their own RF solutions as a part of their reference design and exclude our products from the design, we are at a distinct competitive disadvantage with OEMs and ODMs that are seeking a turn-key design solution, even if our products offer superior performance.

Our relationships with platform providers are complex and evolving and inability to manage these relationships could have an adverse effect on our business, financial condition and results of operations.

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

Sales to customers located outside the U.S. accounted for approximately 70% of our revenue in fiscal 2014. We expect that revenue from international sales will continue to be a significant part of our total revenue. Because the majority of our foreign sales are denominated in U.S. dollars, our products become less price-competitive in countries with currencies that are low or are declining in value against the U.S. dollar. Also, we cannot be sure that our international customers will continue to accept orders denominated in U.S. dollars.

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

Our future operating results and success depend on keeping key technical personnel and management and expanding our sales and marketing, research and development and administrative support. We do not have employment agreements with the vast majority of our employees. We must also continue to attract qualified personnel. The competition for qualified personnel is intense, and the number of people with experience, particularly in RF engineering, IC design, and technical marketing and support, is limited. We cannot be sure that we will be able to attract and retain other skilled personnel in the future.

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

As part of our business strategy, we expect to continue to review potential acquisitions that could complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth or margin improvement opportunities. For a discussion of risks associated with our pending merger with TriQuint, which is subject to regulatory and shareholder approval and customary closing conditions, see "Risk Factors Relating to Our Pending Merger with TriQuint" below. In the event of future acquisitions of businesses, products or technologies, we could issue equity securities that would dilute our current shareholders' ownership, incur substantial debt or other financial obligations or assume contingent liabilities. Such actions by us could seriously harm our results of operations or the price of our common stock. Acquisitions also entail numerous other risks that could adversely affect our business, results of operations and financial condition, including:

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

Our common stock, which is traded on the NASDAQ Global Select Market, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, financial performance below analysts’ estimates, and activities or developments affecting our customers and other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. Moreover, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations, which have often been wholly or partially unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. If our stock price declines in the future, it may be more difficult to raise capital, or we may be unable to do so at all, which could have a material adverse impact on our business and results of operations.

We rely on our intellectual property portfolio and may face additional claims of infringement.

Our success depends in part on our ability to procure, commercialize and enforce IP rights and to operate our business without infringing on the IP rights of others. Additionally, because of the volume of creative works conceived and used throughout our facilities, some of these works may not receive the benefit of federal registration and thus, the IP rights in these works may be diminished. In addition, the wireless and semiconductor industries are subject to frequent patent and other IP rights litigation. Patent litigation is both expensive and unpredictable in part because in most jurisdictions, the infringing party cannot compel the patent holder to grant a license to the infringed patent. In the event that a license is obtainable, there is no guarantee that a commercially reasonable license can be negotiated. See Item 3, "Legal Proceedings" for a description of pending litigation against us alleging patent infringement.

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

Like many companies, from time to time, we have experienced verifiable attacks on our computer systems by unauthorized outside parties; however, we do not believe that such attacks have resulted in any material damage to us or our customers. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate these techniques. As a result, our technologies and processes may be misappropriated and the impact of any future incident cannot be predicted. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, or cause us to incur significant costs to remedy the damages caused by the incident. We routinely implement improvements to our network security safeguards and we are devoting increasing resources to the security of our information technology systems. We cannot assure that such system improvements will be sufficient to prevent or limit the damage from any future cyber attack or network disruptions.

We rely on customers and third-party service providers, such as foundries, assembly and test contractors, distributors, credit card processors and other vendors that have access to our sensitive data to have safeguards in place to protect our data. Failure of these parties to properly safeguard our data could result in security breaches and loss of our data.

The costs related to cyber or other security threats or computer systems disruptions typically would not be fully insured or indemnified by other means. Occurrence of any of the events described above could result in loss of competitive advantages derived from our research and development efforts or our IP, early obsolescence of our products, or adversely affect our internal operations, the products we provide to our customers, our future financial results, our reputation or our stock price.

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

The SEC recently adopted a final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), which requires new disclosures regarding the use of “conflict” minerals, generally tantalum, tin, tungsten, or gold that originated in the Democratic Republic of Congo or an adjoining country. These disclosures are required whether or not these products containing conflict minerals are manufactured by us or third parties. Verifying the source of any conflict minerals in our products will create additional costs in order to comply with the new disclosure requirements, and because our supply chain is complex, we may face reputation challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement. In addition, the new rule may reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Some customers may require that all of our products are certified to be conflict-free; if we cannot satisfy these customers, they may choose a competitor's products. The new disclosure rules require the first report to be filed with the SEC by May 31, 2014 for the 2013 calendar year. Although we expect to be able to file the required report on time, we are dependent upon the information provided by our many suppliers. To the extent that the information we receive from our suppliers is inaccurate or inadequate or our processes in obtaining such information do not meet the SEC’s diligence requirements, we could also face SEC enforcement risks.

Provisions in our governing documents could discourage takeovers and prevent shareholders from realizing an investment premium.

Certain provisions of our articles of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of RFMD. These provisions include the ability of our Board of Directors to designate the rights and preferences of preferred stock and issue such shares without shareholder approval and the requirement of supermajority shareholder approval of certain transactions with parties affiliated with RFMD. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

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

The degree to which we are leveraged could have important consequences, including, but not limited to, the following:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited;

•	we may be more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions; and

•	a portion of our cash flow from operations will be dedicated to the payment of the principal of, and interest on, our indebtedness.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, some of which are beyond our control. If our operating results are not sufficient to service our future indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments, and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all. As of March 29, 2014, we have no outstanding amounts under the Credit Agreement (refer to Note 9 of the Notes to the Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report for further information related to the Credit Agreement).

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

Risk Factors Relating to the Pending Merger with TriQuint

Obtaining required regulatory approvals may prevent or delay completion of the transaction or reduce the anticipated benefits of the transaction or may require changes to the structure or terms of the transaction.

Completion of the transaction is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval for listing of the combined company's common stock on NASDAQ, and receipt of all required clearances or approvals applicable to the completion of the transaction under the antitrust laws of the People’s Republic of China by the Ministry of Commerce of the People’s Republic of China. The time it takes to obtain these approvals may delay the completion of the transaction. Further, regulatory authorities may place certain conditions on their approval of the transaction. Satisfying these conditions may also delay the completion of the transaction and/or may reduce the anticipated benefits of the transaction, which could have a material adverse effect on our business and cash flows, financial condition and results of operations. Additionally, at any time before or after the transaction is completed, the Antitrust Division of the Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the transaction, including seeking to enjoin completion of the transaction, condition completion of the transaction upon the divestiture of assets of RFMD or TriQuint or their respective subsidiaries or impose restrictions on the combined company’s post-merger operations. Any of these requirements or restrictions may prevent or delay completion of the transaction or may reduce the anticipated benefits of the transaction, which could also have a material adverse effect on our business and cash flows, financial condition and results of operations.

We will be subject to business uncertainties and contractual restrictions while the transaction is pending.

Uncertainty about the effect of the transaction on employees and customers may have an adverse effect on RFMD. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with the Company to defer entering into contracts with either of them or making other decisions concerning either of them or seek to change existing business relationships with them. We have agreements with our customers containing provisions that may allow those customers to terminate their agreements with us if the transaction is completed. If key employees of RFMD depart because of uncertainty about their future roles and the potential complexities of the transaction, RFMD’s business could be harmed. In addition, the Merger Agreement restricts RFMD from making various acquisitions and taking other specified actions until the transaction occurs without the consent of the other party. These restrictions may prevent RFMD from pursuing attractive business opportunities that may arise prior to the completion of the transaction.

The Merger Agreement limits our ability to pursue alternatives to the transaction.

We have agreed that we will not solicit, initiate, knowingly encourage or knowingly facilitate inquiries or proposals, or engage in discussions or negotiations, regarding transactions in which a party other than RFMD or TriQuint could obtain ownership of more than 15% of the voting securities of RFMD or TriQuint, subject to limited exceptions. We have also agreed that our board of directors will not change its recommendation to our shareholders or approve or enter into any alternative agreement, subject to limited exceptions. The Merger Agreement also requires each party to call, give notice of and hold a meeting of its shareholders for the purpose of obtaining the approval of its respective shareholders. This special meeting requirement does not apply to a party if the Merger Agreement is terminated in accordance with its terms. In addition, under specified circumstances, we may be required to pay a termination fee to TriQuint of either $17.1 million or $66.7 million (depending on the specific circumstances) if the transaction is not completed. These provisions might discourage a potential acquirer that might be interested in acquiring all or a significant part of RFMD from considering or proposing an acquisition, even if it were prepared to pay consideration with greater value than that proposed in the Merger Agreement, or these provisions might result in a potential competing acquirer proposing to pay less to acquire RFMD than it might otherwise have been willing to pay.

Our shareholders will have a reduced ownership and voting interest after the transaction and will exercise less influence over management.

After the completion of the transaction, our shareholders will own a smaller percentage of the combined company than they now own of RFMD. Immediately upon completion of the transaction, we anticipate that RFMD shareholders and TriQuint stockholders will each hold approximately 50% of the shares of the combined company's common stock then issued and outstanding. Consequently, our shareholders, as a group, will each have reduced ownership and voting power in the combined company compared to their ownership and voting power in RFMD.

The transaction may not be completed, which could negatively affect our ongoing business in several ways.

If the transaction is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•	We may be required, in specified circumstances, to pay TriQuint a termination fee of either $66.7 million or $17.1 million (depending on the specific circumstances);

•
We will be required to pay various costs relating to the transaction, whether or not the transaction is completed, such as significant fees and expenses relating to legal, accounting, financial advisor and printing services;

•
under the Merger Agreement, we are subject to specified restrictions on the conduct of our business prior to completing the transaction that may adversely affect our ability to execute our business strategies; and

•
matters relating to the transaction may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that, had they been pursued, might have been beneficial to RFMD as an independent company.

In addition, if the transaction is not completed, we may experience negative reactions from the financial markets and from our customers, suppliers and employees. We also could be subject to litigation related to a failure to complete the transaction or to enforce our obligations under the Merger Agreement. These risks could materially affect our business, financial results and stock prices, even if the transaction is not completed.

We will incur significant transaction and merger-related transition costs in connection with the transaction.

We expect that we will incur significant costs in connection with completing the transaction and integrating the operations of the two companies. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant legal, accounting and other transaction fees and other costs associated with the transaction. Some of these costs are payable regardless of whether the transaction is completed. Moreover, in specified circumstances, we may be required to pay a termination fee of either $66.7 million or $17.1 million (depending on the specific circumstances) if the transaction is not completed.

Several lawsuits have been filed against TriQuint, its board members, RFMD, Rocky Holding, and the subsidiaries formed for purposes of the merger challenging the transaction, and an adverse ruling in any of these lawsuits may prevent the transaction from becoming effective or delay its completion.

TriQuint, its board members, RFMD, Rocky Holding and the subsidiaries formed for purposes of the merger have been named as defendants in lawsuits brought by and on behalf of TriQuint stockholders challenging the transaction, and seeking, among other things, to enjoin the defendants from completing the transaction on the agreed-upon terms or to rescind the transaction if they are completed. Other similar lawsuits challenging the transaction may be filed against TriQuint, RFMD, their respective boards of directors, Rocky Holding, and the subsidiaries formed for purposes of the merger.
One of the conditions to the closing of the transaction is that no order preventing the completion of the transaction has been issued by a court of competent jurisdiction. If the plaintiffs in these lawsuits are successful in obtaining an injunction from a court of competent jurisdiction prohibiting the defendants from completing the transaction on the agreed-upon terms, then the transaction may not be completed within the expected timeframe, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in Greensboro, N.C., where we have two office buildings (leased), a six-inch wafer production facility (owned), and a research and development and prototyping facility (leased). In Greensboro, we also have a previously idled production facility (leased) that has been reconfigured to perform certain manufacturing operations. In addition, we have a partially upfitted manufacturing facility (leased) that is unoccupied due to a prior restructuring.

We have an assembly and test facility located in Beijing, China (the building is owned and RFMD holds a land-use right for the land), where we assemble and test modules. In Broomfield, Colorado (leased) and Brooksville, Florida (owned), we have assembly and test sites for highly customized modules and products, including modules and products that support our aerospace and defense business. We also have a facility capable of supporting a variety of packaging and test technologies in Nuremberg, Germany (leased).

In the second quarter of fiscal 2014, we sold our GaAs semiconductor manufacturing facility located in the U.K. to Compound Photonics and the remaining product demand from that facility was  transitioned to our six-inch wafer production facility in Greensboro, N.C.

We lease space for our design centers in Chandler, Arizona; Carlsbad, Los Gatos, San Jose, Torrance, and Westlake Village, California; Broomfield, Colorado; Hiawatha, Iowa; Billerica, Massachusetts; Charlotte, N.C.; Richardson, Texas; Shanghai, China; Nørresundby, Denmark; and Colomiers, France. In addition, we lease space for sales and customer support centers in Beijing, Shanghai, and Shenzhen, China; Reading, England; Bangalore, India; Tokyo, Japan; Seoul, South Korea; and Taipei, Taiwan.

In the opinion of management, our properties have been well-maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. We believe all of our facilities are suitable and adequate for our present purposes. We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by country, see Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below. No liability has been established in the financial statements regarding current litigation as the potential liability, if any, is not probable or cannot be reasonably estimated.

Since February 14, 2012, we have been a party in legal proceedings with Peregrine Semiconductor Corporation (“Peregrine”) in which Peregrine has asserted infringement of certain of its patents. The proceedings commenced with a complaint filed by Peregrine in the United States International Trade Commission (“ITC”), which Peregrine ultimately decided to dismiss. After various procedural matters following the dismissal of the ITC proceeding, we are currently a party to a lawsuit initiated by Peregrine in the United States District Court for the Southern District of California alleging infringement of certain Peregrine patents. In December 2013, we filed a counterclaim against Peregrine alleging infringement by Peregrine of one of our patents and seeking declaratory relief regarding non-infringement and unenforceability of Peregrine’s patents. In March 2014, Peregrine's infringement claims for two of its four asserted patents were dismissed with prejudice. We intend to continue to vigorously defend our position that we have not infringed any valid claim of any of the Peregrine patents in the above-referenced legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market under the symbol "RFMD." The table below shows the high and low sales prices of our common stock for the periods indicated, as reported by The NASDAQ Stock Market LLC. As of May 9, 2014, there were 1,930 holders of record of our common stock.

	High	Low
Fiscal Year Ended March 29, 2014
First Quarter	$5.75	$4.88
Second Quarter	5.90	4.71
Third Quarter	6.20	4.80
Fourth Quarter	7.96	4.50

	High	Low
Fiscal Year Ended March 30, 2013
First Quarter	$4.96	$3.45
Second Quarter	4.44	3.47
Third Quarter	4.89	3.50
Fourth Quarter	5.43	4.30

We have never declared or paid cash dividends on our common stock. See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for information concerning restrictions on our ability to pay cash dividends. We currently intend to retain our earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH

	Fiscal Year End
	2009	2010	2011	2012	2013	2014
Total Return Index for:
RF Micro Devices, Inc.	100.00	363.50	466.42	363.50	388.32	562.04
NASDAQ Composite	100.00	158.32	185.39	210.13	226.02	296.17
NASDAQ Electronic Components	100.00	158.85	184.71	189.24	177.48	239.48

Notes:
A. The lines represent monthly index levels derived from compounded daily returns, assuming reinvestment of all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on March 28, 2009.

Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 29, 2013 to January 25, 2014	0	$0.00	0	$137.4 million
January 26, 2014 to February 22, 2014	0	$0.00	0	$137.4 million
February 23, 2014 to March 29, 2014	0	$0.00	0	$137.4 million
Total	0	$0.00	0	$137.4 million

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. Because of RFMD's incorporation in North Carolina, which does not recognize treasury shares, the repurchased shares are canceled at the time of repurchase. Shares repurchased are deemed authorized but unissued shares of common stock. No shares were repurchased under this share repurchase program during the fourth quarter of fiscal 2014.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the fiscal years indicated were derived from our audited consolidated financial statements. The information should be read in conjunction with our consolidated financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year End
	2014		2013		2012		2011		2010
	(In thousands, except per share data)

Revenue	$1,148,231		$964,147		$871,352		$1,051,756		$978,393

Operating costs and expenses:
Cost of goods sold	743,304		658,332		582,586		662,085		623,224
Research and development	197,269		178,793		151,697		141,097		138,960
Marketing and selling	74,672		68,674		63,217		59,470		56,592
General and administrative	76,732		64,242		50,107		48,003		48,316
Other operating expense (income)	28,913	(4)	9,786		(898)		1,582		4,895
Total operating costs and expenses	1,120,890		979,827		846,709		912,237		871,987
Income (loss) from operations	27,341		(15,680)		24,643		139,519		106,406

Interest expense	(5,983)		(6,532)		(10,997)		(17,140)		(23,997)
Interest income	179		249		468		787		1,291
Other income (expense), net	2,336		(3,936)		1,514		339		1,134
Income (loss) before income taxes	23,873		(25,899)		15,628		123,505		84,834
Income tax (expense) benefit	(11,231)		(27,100)	(3)	(14,771)	(2)	1,053	(1)	(13,815)
Net income (loss)	$12,642		$(52,999)		$857		$124,558		$71,019
Net income (loss) per share:
Basic	$0.04		$(0.19)		$0.00		$0.46		$0.27
Diluted	$0.04		$(0.19)		$0.00		$0.44		$0.25
Shares used in per share calculation:
Basic	281,996		278,602		276,289		272,575		267,349
Diluted	288,074		278,602		282,576		280,394		289,429

	As of Fiscal Year End
	2014		2013		2012		2011		2010
Cash and cash equivalents	171,898		101,662		135,524		131,760		104,778
Short-term investments	72,067		77,987		164,863		159,881		134,882
Working capital	317,445		330,523		421,182		465,222		396,091
Total assets	920,312		931,999		964,584		1,025,393		1,014,008
Long-term debt and capital lease obligations, less current portion	18		82,123		119,102		177,557		289,837
Shareholders' equity	676,351		639,014		672,331		676,355		530,084

1 Income tax benefit for fiscal 2011 includes the effects of a reduction of a valuation reserve against deferred tax assets.
2 Income tax expense for fiscal 2012 includes the effects of an increase of a valuation reserve against foreign and domestic deferred tax assets.
3 Income tax expense for fiscal 2013 includes the effects of an increase of a valuation reserve against the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at the U.K. facility (see Note 12 of the Notes to the Consolidated Financial Statements for additional details).
4 Other operating expense (income) includes the impairment of intangible assets of $11.3 million and restructuring expenses of $11.1 million (see Note 12 of the Notes to the Consolidated Financial Statements), as well as acquisition and integration related expenses of $5.1 million (see Note 7 of the Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions, including those related to our proposed merger with TriQuint, and are not historical facts and typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management's current judgment and expectations, but our actual results, events and performance could differ materially from those expressed or implied by forward-looking statements. We do not intend to update any of these forward-looking statements or publicly announce the results of any revisions to these forward-looking statements, other than as is required under the federal securities laws. Our business is subject to numerous risks and uncertainties, including those relating to variability in our operating results, the inability of certain of our customers or suppliers to access their traditional sources of credit, our industry’s rapidly changing technology, our dependence on a few large customers for a substantial portion of our revenue, our ability to implement innovative technologies, our ability to bring new products to market and achieve design wins, the efficient and successful operation of our wafer fabrication facilities, assembly facilities and test and tape and reel facilities, our ability to adjust production capacity in a timely fashion in response to changes in demand for our products, variability in manufacturing yields, industry overcapacity and current macroeconomic conditions, inaccurate product forecasts and corresponding inventory and manufacturing costs, dependence on third parties and our ability to manage platform providers and customer relationships, our dependence on international sales and operations, our ability to attract and retain skilled personnel and develop leaders, the possibility that future acquisitions may dilute our shareholders’ ownership and cause us to incur debt and assume contingent liabilities, fluctuations in the price of our common stock, additional claims of infringement on our intellectual property portfolio, lawsuits and claims relating to our products, security breaches and other similar disruptions compromising our information and exposing us to liability, the impact of stringent environmental regulations, and the receipt of required regulatory approvals related to the proposed merger with TriQuint and the completion of the proposed transaction. These and other risks and uncertainties, which are described in more detail under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements.

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements, including the notes thereto.
OVERVIEW

Company

We are a global leader in the design and manufacture of high-performance radio frequency (RF) solutions. Our products enable worldwide mobility, provide enhanced connectivity, and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. We are recognized for our diverse portfolio of semiconductor technologies and RF systems expertise, and we are a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers.

Proposed Merger

On February 22, 2014, we entered into the Merger Agreement with TriQuint providing for the combination of RFMD and TriQuint in a merger of equals under a new holding company currently named Rocky Holding, Inc. We believe the combination will create a new leader in radio frequency solutions, with new growth opportunities and a broad portfolio of enabling technologies.

Upon completion of the mergers, RFMD shareholders will receive 0.2500 of a share of common stock of the new holding company for each share of RFMD common stock, and TriQuint stockholders will receive 0.4187 of a share of common stock of the new holding company for each share of TriQuint common stock. We anticipate that RFMD shareholders and TriQuint stockholders will each hold approximately 50% of the shares of common stock of the new holding company issued and outstanding immediately after completion of the mergers. Rocky Holding, Inc. intends to apply to list its common stock on the NASDAQ Global Select Market, subject to official notice of issuance. Prior to completion of the mergers, we anticipate that Rocky Holding, Inc. will change its name, adopt a NASDAQ symbol for its common stock, and register a new trade name and logo that reflect the key attributes of the combined company.

Consummation of the merger with TriQuint is subject to, among other things, the separate approvals of both RFMD shareholders and TriQuint stockholders and regulatory approvals. We currently anticipate the merger will be completed during the second half of calendar year 2014.

Business Segments

We design, develop, manufacture and market our products to both domestic and international original equipment manufacturers and original design manufacturers in both wireless and wired communications applications, in each of our following operating segments.

•
Cellular Products Group (CPG) is a leading global supplier of cellular RF solutions which perform various functions in the cellular front end section.  The cellular front end section is located between the transceiver and the antenna.  These RF solutions include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules,  switch duplexer modules, and RF power management solutions.  CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers and tablets.

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

As of March 29, 2014, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and evaluates the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue.

Fiscal 2014 Management Summary

•
Our revenue increased 19.1% in fiscal 2014 to $1,148.2 million as compared to $964.1 million in fiscal 2013, primarily due to increased demand for our cellular RF solutions for smartphones and our WiFi products.

•
Our gross margin for fiscal 2014 increased to 35.3% as compared to 31.7% for fiscal 2013. This increase was primarily due to manufacturing and sourcing-related cost reductions and increased demand, which were partially offset by average selling price erosion.

•
Our operating income was $27.3 million in fiscal 2014 as compared to an operating loss of $15.7 million in fiscal 2013. This increase was primarily due to higher revenue and improved gross margin, which was partially offset by increased personnel expenses, impairment of IPRD, increased consulting expenses, restructuring expenses associated with achieving both manufacturing efficiencies and operating expense reductions, expenses related to the proposed merger with TriQuint, and expenses related to the phase out of manufacturing and sale of our U.K-based GaAs facility.

•	Our net income per diluted share was $0.04 for fiscal 2014 compared to net loss per diluted share of $0.19 for fiscal 2013.

•
We generated positive cash flow from operations of $130.8 million for fiscal 2014 as compared to $71.3 million for fiscal 2013. This year-over-year increase was primarily attributable to improved profitability resulting from higher revenue.

•	Capital expenditures totaled $66.8 million in fiscal 2014 as compared to $54.6 million in fiscal 2013, primarily due to the addition of manufacturing capacity.

•	During fiscal 2014, we repurchased approximately 2.5 million shares of common stock for approximately $12.8 million, including transaction costs.

•	On February 22, 2014, we entered into the Merger Agreement with TriQuint and have recorded merger-related expenses and integration costs totaling $5.1 million through March 29, 2014.

•
During fiscal 2014, we recorded $11.1 million of restructuring expenses, primarily related to (1) efforts initiated to achieve manufacturing efficiencies, (2) efforts initiated to reduce operating expenses, and (3) expenses associated with the sale of our GaAs semiconductor manufacturing facility in the U.K. (see Note 12 of the Notes to the Consolidated Financial Statements).

•
In the fourth quarter of fiscal 2014, we discontinued engineering efforts on an in-process research and development project and recorded an intangible impairment charge of $11.3 million (see Note 12 of the Notes to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for fiscal years 2014, 2013 and 2012:

	2014		2013		2012
(In thousands, except percentages)	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$1,148,231	100.0%	$964,147	100.0%	$871,352	100.0%
Cost of goods sold	743,304	64.7	658,332	68.3	582,586	66.9
Gross profit	404,927	35.3	305,815	31.7	288,766	33.1
Research and development	197,269	17.2	178,793	18.5	151,697	17.4
Marketing and selling	74,672	6.5	68,674	7.1	63,217	7.3
General and administrative	76,732	6.7	64,242	6.7	50,107	5.7
Other operating expense (income)	28,913	2.5	9,786	1.0	(898)	(0.1)
Operating income (loss)	$27,341	2.4%	$(15,680)	(1.6)%	24,643	2.8%

Revenue

Our overall revenue increased $184.1 million, or 19.1%, in fiscal 2014 as compared to fiscal 2013. Fiscal 2014 reflects increased demand for our cellular RF solutions for smartphones and our WiFi products.

Our overall revenue increased $92.8 million, or 10.6%, in fiscal 2013 as compared to fiscal 2012. Fiscal 2013 reflected increased demand for both our 3G/4G cellular RF solutions and our mobile WiFi products. These increases were slightly offset by lower demand for our 2G products that are used in low-end phones and lower demand for our wireless infrastructure products.

Our largest customer, Samsung Electronics, Co., Ltd. (Samsung), accounted for approximately 25% and 22% of our total revenue in fiscal 2014 and fiscal 2013, respectively. In addition, we sold our products to another end customer through multiple contract manufacturers, which in the aggregate accounted for approximately 20% of total revenue in fiscal 2014. In fiscal 2012, Samsung and Nokia Corporation (Nokia) accounted for approximately 22% and 14% of our total revenue, respectively. The majority of the revenue from these customers was from the sale of our CPG products. No other customer accounted for more than 10% of our total revenue. Our customer diversification strategy has successfully reduced our percentage of sales to any one customer and diversified our customer base across both CPG and MPG.

International shipments amounted to $805.4 million in fiscal 2014 (approximately 70% of revenue) compared to $667.7 million in fiscal 2013 (approximately 69% of revenue) and $624.7 million in fiscal 2012 (approximately 72% of revenue). Shipments to Asia totaled $756.1 million in fiscal 2014 (approximately 66% of revenue) compared to $603.6 million in fiscal 2013 (approximately 63% of revenue) and $568.5 million in fiscal 2012 (approximately 65% of revenue).

Gross Margin

Our overall gross margin for fiscal 2014 increased to 35.3% as compared to 31.7% in fiscal 2013. This increase was primarily due to manufacturing and sourcing-related cost reductions and increased demand, which were partially offset by average selling price erosion.

Our overall gross margin for fiscal 2013 decreased to 31.7% as compared to 33.1% in fiscal 2012. This decrease was primarily due to certain costs associated with the transfer of our MBE operations to IQE, costs related to the acquisition of Amalfi (including intangible amortization and inventory step-up), and price erosion on the average selling prices of our products. These decreases were partially offset by higher factory utilization resulting from increased demand and a favorable change in product mix toward higher margin products.

Operating Expenses

Research and Development

In fiscal 2014, research and development expenses increased $18.5 million, or 10.3%, compared to fiscal 2013, primarily due to increased personnel expenses associated with both new product development for 3G/4G mobile devices and our investment in CMOS PAs.

In fiscal 2013, research and development expenses increased $27.1 million, or 17.9%, compared to fiscal 2012, primarily due to expenses resulting from new product development for 3G/4G mobile devices as well as increased investments targeting customer diversification, and increases in headcount and related personnel expenses (including Amalfi headcount and related personnel expenses).

Marketing and Selling

In fiscal 2014, marketing and selling expenses increased $6.0 million, or 8.7%, compared to fiscal 2013, primarily due to increased salaries and commission expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

In fiscal 2013, marketing and selling expenses increased $5.5 million, or 8.6%, compared to fiscal 2012, primarily due to an increase in headcount and related personnel expenses in support of our customer diversification efforts and in support of our new products for 3G/4G mobile devices.

General and Administrative

In fiscal 2014, general and administrative expenses increased $12.5 million, or 19.4%, compared to fiscal 2013 primarily due to increased consulting expenses.

In fiscal 2013, general and administrative expenses increased $14.1 million, or 28.2%, compared to fiscal 2012 primarily due to legal expenses resulting from intellectual property rights (IPR) litigation ($6.0 million for fiscal 2013), increased personnel expenses, and increased share-based compensation expenses.

Other Operating Expense (Income)

In fiscal 2014, other operating expenses increased $19.1 million compared to fiscal 2013, primarily due to an impairment of IPRD, restructuring expenses associated with achieving both manufacturing efficiencies and operating cost reductions, merger-related expenses and integration costs associated with the proposed merger with TriQuint, and expenses related to the phase out of manufacturing and sale of our U.K.-based GaAs facility (see Notes 7 and 12 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for further explanations of these expenses). These increases were partially offset by the loss realized on the transfer of our MBE wafer growth operations to IQE as well as acquisition-related expenses associated with the acquisition of Amalfi during fiscal 2013.

In fiscal 2013, other operating expenses increased $10.7 million compared to fiscal 2012. During fiscal 2013, other operating expenses increased $5.0 million due to the loss realized on the transfer of our MBE wafer growth operations to IQE (see Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report).

In addition, during fiscal 2013, we recorded restructuring expenses of $1.3 million and acquisition-related expenses of $1.5 million associated with the acquisition of Amalfi.

Operating Income

Our overall operating income was $27.3 million for fiscal 2014 as compared to an operating loss of $15.7 million for fiscal 2013. This increase in operating income was primarily due to higher revenue and improved gross margin, which were partially offset by increased personnel expenses, an impairment of IPRD, increased consulting expenses, restructuring expenses associated with achieving both manufacturing efficiencies and operating expense reductions, merger-related expenses and integration costs associated with the proposed merger with TriQuint, and expenses related to the phase out of manufacturing and sale of our U.K.-based GaAs facility. During fiscal 2013, other operating expenses included a $5.0 million loss realized on the transfer of our MBE wafer growth operations to IQE, Inc. as well as expenses related to the purchase of Amalfi.

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

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Fiscal Year
	2014	2013	2012
(In thousands, except percentages)
Revenue	$935,313	$761,425	$664,242
Operating income	$109,862	$52,574	$61,776
Operating income as a % of revenue	11.7%	6.9%	9.3%

CPG revenue increased $173.9 million, or 22.8%, in fiscal 2014 as compared to fiscal 2013, primarily due to increased demand for our cellular RF solutions for smartphones.

CPG operating income increased $57.3 million, or 109.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to higher revenue and improved gross margin (resulting from manufacturing and sourcing-related cost reductions, partially offset by average selling price erosion) which was partially offset by increased personnel expenses associated with new product development for 3G/4G mobile devices and our investment in CMOS PAs.

CPG revenue increased $97.2 million, or 14.6%, in fiscal 2013 as compared to fiscal 2012, primarily due to increased demand for our 3G/4G cellular RF solutions which was slightly offset by lower demand for our 2G products used in low-end phones.

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

Multi-Market Products Group

	Fiscal Year
	2014	2013	2012
(In thousands, except percentages)
Revenue	$212,897	$202,722	$207,110
Operating income	$32,315	$11,181	$10,930
Operating income as a % of revenue	15.2%	5.5%	5.3%

MPG revenue increased $10.2 million, or 5.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to increased demand for our WiFi products.

MPG operating income increased $21.1 million, or 189.0%, in fiscal 2014 as compared to fiscal 2013, primarily due to improved gross margin resulting from manufacturing and sourcing-related cost reductions and increased revenue, which was partially offset by average selling price erosion.

MPG revenue decreased $4.4 million, or 2.1%, in fiscal 2013 as compared to fiscal 2012, primarily due to the lower demand for our wireless infrastructure products. This decrease was partially offset by increased demand for our mobile WiFi products.

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

See Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a reconciliation of segment operating income (loss) to the consolidated operating income (loss) for fiscal years 2014, 2013 and 2012.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Fiscal Year
(In thousands)	2014	2013	2012
Interest expense	$(5,983)	$(6,532)	$(10,997)
Interest income	179	249	468
Loss on retirement of convertible subordinated notes	—	(2,756)	(908)
Other income (expense)	2,336	(1,180)	2,422
Income tax expense	(11,231)	(27,100)	(14,771)

Interest expense

Interest expense has decreased as a result of lower debt balances. During the first quarter of fiscal 2013, our 0.75% Convertible Subordinated Notes due 2012 (the "2012 Notes") became due and we paid the remaining principal balance of $26.5 million. During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 1.00% Convertible Subordinated Notes due 2014 (the "2014 Notes"). During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes.

Loss on the retirement of convertible subordinated notes

During fiscal 2014, we did not purchase and retire any of our 2014 Notes. The remaining principal balance of our 2014 Notes was retired in the first quarter of fiscal 2015. During fiscal 2013, we purchased and retired $47.4 million original principal amount of our 2014 Notes for an average price of $98.34, which resulted in a loss of $2.8 million as a result of applying ASC 470-20. During fiscal 2012, we purchased and retired $35.8 million aggregate principal amount of our 2012 Notes for an average price of $103.27, which resulted in a loss of approximately $0.9 million as a result of applying ASC 470-20.

Other income (expense)

In fiscal 2014, we incurred a foreign currency gain of $0.2 million as compared to a loss of $1.2 million in fiscal 2013 and a gain of $0.9 million in fiscal 2012. The foreign currency gain for fiscal 2014 was driven by the changes in the local currency denominated balance sheet accounts, and the depreciation of the U.S dollar against the British Pound and Euro. The foreign currency loss for fiscal 2013 was driven by the changes in the local currency denominated balance sheet accounts, the appreciation of the U.S dollar against the British Pound and Euro, and the depreciation of the U.S. dollar against the Renminbi. Additionally, during fiscal 2014, we recognized a $2.1 million gain on an equity investment (see Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further information on our equity investment). Investment gains and losses were insignificant in fiscal 2013. During fiscal 2012, we recognized a $1.6 million gain on an equity investment.

Income taxes

Income tax expense for fiscal 2014 was $11.2 million, which is primarily comprised of tax expense related to international operations. For fiscal 2014, this resulted in an annual effective tax rate of 47.05%.

In comparison, income tax expense for fiscal 2013 was $27.1 million, which was primarily comprised of tax expense related to international operations, a $1.3 million reduction in U.K. deferred tax assets due to a decrease in the U.K. tax rate, and a $12.0 million increase in the valuation allowance against U.K. deferred tax assets in connection with the phase out of manufacturing operations at the Newton Aycliffe, U.K. facility. For fiscal 2013, this resulted in an annual effective tax rate of (104.64%).

For fiscal 2012, income tax expense was $14.8 million, which was comprised primarily of tax expense related to international operations and a $1.6 million reduction in U.K. deferred tax assets due to a decrease in the U.K. tax rate, offset by a $1.1 million tax benefit from the reversal of uncertain tax position accruals related to success-based fees incurred in connection with prior business combinations. For fiscal 2012, this resulted in an annual effective tax rate of 94.52%.

A valuation allowance has been established against net deferred tax assets in the taxing jurisdictions where, based upon the positive and negative evidence available, it is more likely than not that the related net deferred tax assets will not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis, and other tax deferred assets exist. The realizability of these deferred tax assets are reevaluated on a quarterly basis. As of the end of fiscal years 2012, 2013 and 2014, the valuation allowance against domestic and foreign deferred tax assets was $112.7 million, $164.2 million, and $143.3 million, respectively.

As of the beginning of fiscal 2012, there was a $92.3 million valuation allowance against $90.5 million of U.S. net deferred tax assets and $1.8 million of Shanghai, China net deferred tax assets. The $20.4 million increase in the valuation allowance during fiscal 2012 was comprised of a $22.2 million increase related to changes in domestic net deferred tax assets during fiscal 2012 offset by a $1.8 million decrease from the release of the Shanghai, China valuation allowance upon completing the liquidation of that legal entity. The remaining valuation allowance as of the end of fiscal 2012 was related to the U.S. net deferred tax assets.

The valuation allowance against net deferred tax assets increased in fiscal 2013 by $51.5 million. The increase was comprised of $12.0 million established during the fiscal year related to the U.K. net deferred tax assets, $10.8 million related to the Amalfi acquisition, and a $28.7 million increase related to other changes in domestic deferred tax assets during the fiscal year. The U.K. valuation allowance was recorded as a result of the decision, announced in March 2013, to phase out manufacturing at the U.K. facility. Consequently, we determined that this represented significant negative evidence, and that it was no longer “more likely than not” that any U.K. deferred tax assets remaining at the end of fiscal 2014 would ultimately be realized.

The valuation allowance against net deferred tax assets decreased in fiscal 2014 by $20.9 million. The decrease was comprised of the reversal of the $12.0 million U.K. valuation allowance established during fiscal 2013 and $15.1 million related to deferred tax assets used against deferred intercompany profits, offset by increases related to a $3.4 million adjustment in the net operating losses acquired in the Amalfi acquisition and $2.8 million for changes in net deferred tax assets for domestic and other foreign subsidiaries during the fiscal year. The U.K. valuation allowance was reversed in connection with the sale of the U.K. manufacturing facility in fiscal 2014 and the write-off of the remaining U.K. deferred tax assets.

As of March 29, 2014, we had federal loss carryovers of approximately $118.9 million that expire in fiscal years 2020 to 2032 if unused and state losses of approximately $109.6 million that expire in fiscal years 2015 to 2032 if unused. Federal research credits of $64.4 million, federal foreign tax credits of $6.2 million, and state credits of $22.5 million may expire in fiscal years 2015 to 2033, 2018 to 2023, and 2015 to 2028, respectively. Federal alternative minimum tax credits of $1.5 million carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza, Silicon Wave, Inc., and Amalfi acquisitions. The utilization of these acquired domestic tax assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

Our gross unrecognized tax benefits totaled $31.7 million as of March 31, 2012, $37.9 million as of March 30, 2013, and $39.4 million as of March 29, 2014. Of these amounts, $24.4 million (net of federal benefit of state taxes), $29.7 million (net of federal benefit of state taxes), and $30.9 million (net of federal benefit of state taxes) as of March 31, 2012, March 30, 2013, and March 29, 2014, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 29, 2014 accrued interest and penalties related to unrecognized tax benefits totaled $2.3 million, of which $0.9 million was recognized in fiscal 2014. Included in the balance of gross unrecognized tax benefits at March 29, 2014, is up to $0.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change in the next 12 months. This amount represents a potential decrease in gross unrecognized tax benefits related to reductions for tax positions in prior years.

SHARE-BASED COMPENSATION

Under FASB ASC 718, “Compensation – Stock Compensation” (ASC 718), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award using an option pricing model (Black-Scholes), and is recognized as expense over the employee's requisite service period.

As of March 29, 2014, total remaining unearned compensation cost related to nonvested restricted stock units and options was $22.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Beginning in fiscal 1998, we have raised approximately $1,053.3 million, net of offering expenses, from public and Rule 144A securities offerings. As of March 29, 2014, we had working capital of approximately $317.4 million, including $171.9 million in cash and cash equivalents, compared to working capital at March 30, 2013, of $330.5 million, including $101.7 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $244.0 million as of March 29, 2014. This balance includes approximately $49.6 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

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

During fiscal 2014, we repurchased 2.5 million shares at an average price of $5.03 on the open market. During fiscal 2013, we repurchased approximately 1.9 million shares at an average price of $3.75 on the open market and during fiscal 2012, we repurchased approximately 4.9 million shares at an average price of $6.18 on the open market. Between January 25, 2011 and March 29, 2014, we repurchased approximately $62.6 million of our common stock under this program, leaving us with an additional authorization of up to approximately $137.4 million under the program.

Cash Flows from Operating Activities

Operating activities in fiscal 2014 provided cash of $130.8 million, compared to $71.3 million in fiscal 2013. This year-over-year increase was primarily attributable to improved profitability resulting from higher revenue. Net cash provided by operations for fiscal 2014 also includes outflows related to merger-related expenses and integration costs incurred in connection with the proposed merger with TriQuint.

Cash Flows from Investing Activities

Net cash used in investing activities in fiscal 2014 was $57.0 million compared to $14.5 million in fiscal 2013. This change was primarily due to a decrease in net proceeds from maturities of available-for-sale securities as well as increased purchases of property and equipment for fiscal 2014 as compared to fiscal 2013. These increases in cash used in investing activities were partially offset by the purchase of Amalfi for approximately $47.7 million during fiscal 2013.

In the first quarter of fiscal 2015, we commenced construction on a new manufacturing facility in China to significantly expand our internal assembly and test capabilities. Costs related to this new facility are expected to account for approximately 25% of our total fiscal 2015 capital expenditures, which are currently expected to be in line with fiscal 2014 and which we expect to fund with cash flows from operations. The actual amount of capital expenditures will be dependent on our sourcing strategy for manufacturing capacity and the rate and pace of new technology development.

Cash Flows from Financing Activities

Net cash used in financing activities in fiscal 2014 was $4.2 million compared to $89.7 million in fiscal 2013. Net cash used in financing activities was higher during fiscal 2013 as we paid the $26.5 million remaining principal balance of the 2012 Notes, repurchased and retired $47.4 million original principal amount of our 2014 Notes, and paid the $6.3 million remaining balance of our bank loan. During fiscal 2014, we did not purchase and retire any of our 2014 Notes. The $87.5 million remaining principal balance of our 2014 Notes was retired in the first quarter of fiscal 2015 with cash on hand.

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

Proposed Merger

It is currently the expectation that our proposed merger with TriQuint will result in approximately $150 million in cost synergies by the end of the second year following the closing.

In the second half of fiscal 2014, we have recorded approximately $5.1 million of merger-related expenses and integration costs in “Other operating expense (income)” on the Consolidated Statements of Operations. We currently expect to incur an additional $15.0 million to $30.0 million for merger-related expenses and integration costs in connection with the consummation of this transaction.

The merger is subject to approval by the shareholders of each of the two companies and the receipt of certain regulatory approvals and other customary closing conditions. If the Merger Agreement is terminated in certain circumstances, RFMD or TriQuint would be required to pay the other a termination fee of $66.7 million. If the Merger Agreement is terminated due to the failure of the shareholders of RFMD or the stockholders of TriQuint to approve the merger, RFMD or TriQuint, as the case may be, will be required to pay the other a fee of $17.1 million.

IMPACT OF INFLATION

We do not believe that the effects of inflation had a significant impact on our revenue or income from continuing operations during fiscal years 2014, 2013 and 2012. Our financial results in fiscal 2015 could be adversely affected by wage and commodity price inflation (including precious metals).

OFF-BALANCE SHEET ARRANGEMENTS

As of March 29, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations and commitments (in thousands) as of March 29, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due By Period
	Total	Less than			More than
	Payments	1 year	1-3 years	3-5 years	5 years
Capital commitments	$9,760	$9,221	$539	$—	$—
Capital leases	91	73	18	—	—
Operating leases	48,843	8,899	14,687	9,410	15,847
Convertible debt (including interest) *	87,941	87,941	—	—	—
Purchase obligations	103,710	100,632	3,078	—	—
Wafer supply agreement	7,166	7,166	—	—	—
Total	$257,511	$213,932	$18,322	$9,410	$15,847

* The 2014 Notes had a remaining principal balance of $87.5 million as of March 29, 2014. The 2014 Notes were subsequently retired on April 15, 2014.

Capital Commitments

On March 29, 2014, we had capital commitments of approximately $9.8 million, primarily for increasing manufacturing capacity, as well as for equipment replacements, equipment for process improvements and general corporate requirements.

Capital Leases

We lease certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of March 29, 2014. Equipment under capital lease arrangements is included in property and equipment and has a net cost of approximately $0.3 million as of both March 29, 2014 and March 30, 2013.

Operating Leases

We lease the majority of our corporate, wafer fabrication and other facilities from several third-party real estate developers. The remaining terms of these operating leases range from approximately one year to 14 years. Several have renewal options of up to two ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays and leasehold improvement incentives, which are recognized to expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. We also lease various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 29, 2014, the total future minimum lease payments were approximately $48.7 million related to facility operating leases and approximately $0.2 million related to equipment operating leases.

Convertible Debt

In April 2007, we issued $200 million aggregate principal amount of the 2012 Notes and $175 million aggregate principal amount of the 2014 Notes (together with the 2012 Notes, the “Notes”). The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated for resale to qualified institutional buyers. Offering expenses in connection with the issuance of the Notes, including discounts and commissions, were approximately $8.8 million, which are being amortized as interest expense over the terms of the Notes based on the effective interest method.

The 2012 Notes became due on April 15, 2012 (the remaining balance of $26.5 million was paid with cash on hand) and the 2014 Notes matured on April 15, 2014. Interest on the 2014 Notes was payable in cash semiannually in arrears on April 15 and October 15 of each year. The 2014 Notes were subordinated unsecured obligations of the Company and ranked junior in right of payment to all of the Company’s existing and future senior debt. The 2014 Notes effectively were subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

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

As of March 29, 2014, the 2014 Notes had a fair value on the Private Offerings, Resale and Trading through Automated Linkages ("PORTAL") Market of $88.7 million, compared to a carrying value of $87.3 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

The indentures governing our 2014 Notes contain certain non-financial covenants, and as of March 29, 2014, we were in compliance with these covenants.

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

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of March 29, 2014. See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further details.

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

Purchase Obligations

Our purchase obligations, totaling approximately $103.7 million, are primarily for the purchase of raw materials and manufacturing services that are not recorded as liabilities on our balance sheet because we have not yet received the related goods or services as of March 29, 2014.

Wafer Supply Agreement

During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE under which we transferred our MBE wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced wafer starting materials through March 31, 2016. As of March 29, 2014, our minimum purchase commitment related to the wafer supply agreement is approximately $7.2 million (see Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for further details).

Other Contractual Obligations

As of March 29, 2014, in addition to the amounts shown in the Contractual Obligations table above, we have $41.7 million of unrecognized income tax benefits and accrued interest, of which $11.1 million have been recorded as liabilities. We are uncertain as to if, or when, such amounts may be settled.

As discussed in Note 10 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report, we have an unfunded pension plan in Germany with a benefit obligation of approximately $5.5 million as of March 29, 2014. Pension benefit payments are not included in the schedule above as they are not available for all periods presented. Pension benefit payments were less than $0.1 million in fiscal 2014 and are expected to be less than $0.1 million in fiscal 2015.

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

Inventory Reserves. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally 12 to 24 months. The estimates of future demand that we use in the valuation of inventory reserves are the same as those used in our revenue forecasts and are also consistent with the estimates used in our manufacturing plans to enable consistency between inventory valuations and build decisions. Product-specific facts and circumstances reviewed in the inventory valuation process include a review of the customer base, market conditions, and customer acceptance of our products and technologies, as well as an assessment of the selling price in relation to the product cost.

Historically, inventory reserves have fluctuated as new technologies have been introduced and customers’ demand has shifted. Inventory reserves had a 1% or lower impact on margins in fiscal years 2014, 2013 and 2012.

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

Goodwill

We have determined that our reporting units as of fiscal 2014 are CPG, MPG and CSG for purposes of allocating and testing goodwill. In evaluating our reporting units we first consider our operating segments and related components in accordance with FASB guidance. Goodwill is allocated to our reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 29, 2014, our goodwill balance of $103.9 million is allocated to our CPG and MPG reporting units.

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

We performed a step zero analysis for our goodwill impairment test in the fourth quarter of fiscal 2014. As a result of our analysis, no further quantitative impairment test was deemed necessary for fiscal 2014. There was no impairment of goodwill as a result of our annual impairment tests completed during the fourth quarters of fiscal years 2013 and 2012.

Intangible Assets

Intangible assets are recorded when such assets are acquired by purchase or license. Finite-lived intangible assets consist primarily of technology licenses, customer relationships, a wafer supply agreement and developed technology resulting from business combinations and are subject to amortization. Indefinite-lived intangible assets consist of IPRD.

Technology licenses are recorded at cost and are amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately six to 15 years.

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

IPRD is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. See Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 for additional information regarding an impairment of assets recorded in the fourth quarter of fiscal 2014.

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

As part of our financial process, we assess on a tax jurisdictional basis the likelihood that our deferred tax assets can be recovered. If recovery is not likely (a likelihood of less than 50 percent), the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to ultimately be recoverable. In this process, certain relevant criteria are evaluated including: the amount of income or loss in prior years, the existence of deferred tax liabilities that can be used to absorb deferred tax assets, the taxable income in prior carryback years that can be used to absorb net operating losses and credit carrybacks, future expected taxable income, and prudent and feasible tax planning strategies. Changes in taxable income, market conditions, U.S. or international tax laws, and other factors may change our judgment regarding realizability. These changes, if any, may require material adjustments to the net deferred tax assets and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding changes in the valuation allowance and net deferred tax assets.

As part of our financial process, we also assess the likelihood that our tax reporting positions will ultimately be sustained. To the extent it is determined it is more likely than not that a tax reporting position will ultimately not be recognized and sustained, a provision for unrecognized tax benefit is provided by either reducing the applicable deferred tax asset or accruing an income tax liability. Our judgment regarding the sustainability of our tax reporting positions may change in the future due to changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to the related deferred tax assets or accrued income tax liabilities and an accompanying reduction or increase in income tax expense which will result in a corresponding increase or decrease in net income in the period when such determinations are made. See Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information regarding our uncertain tax positions and the amount of unrecognized tax benefits.

RECENT ACCOUNTING PRONOUNCMENTS

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset or a tax credit carryforward, excluding certain exceptions. This ASU will be effective for us beginning with the first quarter of fiscal 2015 and we do not believe that the adoption of this standard will significantly impact our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about these amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted this guidance in the first quarter of fiscal 2014. The adoption of this guidance affected the presentation of comprehensive income, but did not impact our financial position, results of operations or cash flows.

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

At March 29, 2014, we held available-for-sale investments with an estimated fair value of $184.0 million. We do not purchase financial instruments for trading or speculative purposes. Our investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive (loss) income. Our investments earned an average annual interest rate of approximately 0.1% in fiscal 2014 or less than $0.1 million in interest income. In fiscal 2013, our investments earned an average annual interest rate of approximately 0.1% or approximately $0.1 million in interest income. We do not have any investments denominated in foreign currencies and therefore are not subject to foreign currency risk on such investments.

Credit Agreement
The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The interest rates on this facility are variable; however, since we have no outstanding balances under the Credit Agreement, there is no interest rate risk related to this facility as of March 29, 2014.

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

For fiscal 2014, we incurred a foreign currency gain of $0.2 million compared to a foreign currency loss of $1.2 million in fiscal 2013, which is recorded in “Other income (expense).”  The foreign currency gain for fiscal 2014 was driven by the changes in the local currency denominated balance sheet accounts, and the depreciation of the U.S. dollar against the British Pound and Euro.

Our financial instrument holdings, including foreign receivables, cash and payables at March 29, 2014, were analyzed to determine their sensitivity to foreign exchange rate changes. In this sensitivity analysis, we assumed that the change in one currency's rate relative to the U.S. dollar would not have an effect on other currencies' rates relative to the U.S. dollar. All other factors were held constant. If the U.S. dollar declined in value 10% in relation to the re-measured foreign currency instruments, our net income would have increased by approximately $3.1 million. If the U.S. dollar increased in value 10% in relation to the re-measured foreign currency instruments, our net income would have decreased by approximately $2.5 million.

Commodity Prices

We routinely use precious metals in the manufacture of our products. Supplies for such commodities may from time to time become restricted, or general market factors and conditions may affect the pricing of such commodities. In fiscal 2014, we were able to complete process technology improvements that are replacing gold with lower-cost materials to reduce this exposure. We also have an active reclamation process to capture any unused gold. While we continue to attempt to mitigate the risk of similar increases in commodities-related costs, there can be no assurance that we will be able to successfully safeguard against potential short-term and long-term commodity price fluctuations.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	March 29, 2014	March 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$171,898	$101,662
Short-term investments (Notes 1 & 3)	72,067	77,987
Accounts receivable, less allowance of $313 and $434 as of March 29, 2014 and March 30, 2013, respectively	137,417	143,647
Inventories (Notes 1 & 4)	125,703	161,193
Prepaid expenses	12,721	13,034
Other receivables (Note 1)	13,181	16,233
Other current assets (Note 13)	4,431	2,481
Total current assets	537,418	516,237
Property and equipment:
Land	3,706	3,706
Building	94,929	95,655
Machinery and equipment	547,991	517,413
Leasehold improvements	45,464	45,788
Furniture and fixtures	10,753	10,814
Computer equipment and software	35,782	33,147
	738,625	706,523
Less accumulated depreciation	(552,901)	(538,494)
	185,724	168,029
Construction in progress	10,272	23,497
Total property and equipment, net	195,996	191,526
Goodwill (Notes 1, 5, 6 & 8)	103,901	104,846
Intangible assets, net (Notes 1 & 8)	54,990	93,197
Long-term investments (Notes 1 & 3)	3,841	4,281
Other non-current assets (Notes 1 & 13)	24,166	21,912
Total assets	$920,312	$931,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,783	$123,468
Accrued liabilities	51,824	55,760
Current portion of long-term debt, net of unamortized discount (Note 9)	87,263	—
Other current liabilities (Notes 11 & 13)	1,103	6,486
Total current liabilities	219,973	185,714
Long-term debt, net of unamortized discount (Note 9)	—	82,035
Other long-term liabilities (Notes 10, 11, 12 & 13)	23,988	25,236
Total liabilities	243,961	292,985
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 284,858 and 280,160 shares issued and outstanding at March 29, 2014 and March 30, 2013, respectively	1,284,402	1,259,420
Accumulated other comprehensive loss, net of tax	(785)	(498)
Accumulated deficit	(607,266)	(619,908)
Total shareholders’ equity	676,351	639,014
Total liabilities and shareholders’ equity	$920,312	$931,999
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal Year
	2014	2013	2012

Revenue	$1,148,231	$964,147	$871,352
Cost of goods sold	743,304	658,332	582,586
Gross profit	404,927	305,815	288,766

Operating expenses:
Research and development	197,269	178,793	151,697
Marketing and selling	74,672	68,674	63,217
General and administrative	76,732	64,242	50,107
Other operating expense (income) (Notes 5, 6, 8 & 12)	28,913	9,786	(898)
Total operating expenses	377,586	321,495	264,123
Income (loss) from operations	27,341	(15,680)	24,643

Interest expense	(5,983)	(6,532)	(10,997)
Interest income	179	249	468
Loss on retirement of convertible subordinated notes (Note 9)	—	(2,756)	(908)
Other income (expense)	2,336	(1,180)	2,422
Income (loss) before income taxes	$23,873	$(25,899)	$15,628

Income tax expense (Note 13)	(11,231)	(27,100)	(14,771)
Net income (loss)	$12,642	$(52,999)	$857

Net income (loss) per share (Note 14):
Basic	$0.04	$(0.19)	$0.00
Diluted	$0.04	$(0.19)	$0.00

Shares used in per share calculation (Note 14):
Basic	281,996	278,602	276,289
Diluted	288,074	278,602	282,576

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year
	2014	2013	2012
Net income (loss)	$12,642	$(52,999)	$857
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	3	33	(68)
Change in pension liability	(348)	(124)	(511)
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	55	(250)	33
Reclassification adjustments, net of tax:
Recognized loss on marketable securities	—	4	—
Amortization of pension actuarial loss (gain)	3	—	(8)
Other comprehensive loss	(287)	(337)	(554)
Total comprehensive income (loss)	$12,355	$(53,336)	$303

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Accumulated
	Shares	Amount	(Loss) Income	Deficit	Total
Balance, April 2, 2011	275,376	$1,243,728	$393	$(567,766)	$676,355
Comprehensive income:
Net income	—	—	—	857	857
Other comprehensive loss	—	—	(554)	—	(554)
Repurchase of convertible subordinated notes, net of tax	—	(1,777)	—	—	(1,777)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	5,699	(2,232)	—	—	(2,232)
Issuance of common stock in connection with employee stock purchase plan	820	3,855	—	—	3,855
Repurchase of common stock, including transaction costs	(4,903)	(30,373)	—	—	(30,373)
Share-based compensation expense	—	26,200	—	—	26,200
Balance, March 31, 2012	276,992	1,239,401	(161)	(566,909)	672,331
Comprehensive income:
Net loss	—	—	—	(52,999)	(52,999)
Other comprehensive loss	—	—	(337)	—	(337)
Repurchase of convertible subordinated notes, net of tax	—	(1,251)	—	—	(1,251)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	4,028	(5,736)	—	—	(5,736)
Issuance of common stock in connection with employee stock purchase plan	999	3,348	—	—	3,348
Repurchase of common stock, including transaction costs	(1,859)	(6,999)	—	—	(6,999)
Share-based compensation expense	—	30,657	—	—	30,657
Balance, March 30, 2013	280,160	1,259,420	(498)	(619,908)	639,014
Comprehensive income:
Net income	—	—	—	12,642	12,642
Other comprehensive loss	—	—	(287)	—	(287)
Exercise of stock options and vesting of restricted stock units, net of shares withheld for employee taxes	6,246	3,326	—	—	3,326
Issuance of common stock in connection with employee stock purchase plan	987	4,617	—	—	4,617
Repurchase of common stock, including transaction costs	(2,535)	(12,780)	—	—	(12,780)
Share-based compensation expense	—	29,819	—	—	29,819
Balance, March 29, 2014	284,858	$1,284,402	$(785)	$(607,266)	$676,351

See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,642	$(52,999)	$857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45,698	49,357	57,949
Intangible amortization	28,638	23,107	18,390
Non-cash interest expense and amortization of debt issuance costs	5,101	5,793	9,378
Investment discount amortization, net	(40)	(101)	(219)
Excess tax benefit from exercises of stock options	(50)	—	—
Deferred income taxes	441	16,796	4,283
Foreign currency adjustments	(507)	10	(507)
Loss on retirement of convertible subordinated notes	—	2,756	908
(Income) loss from equity investment (Note 1)	(2,146)	44	(1,631)
Loss on impairment of intangible assets (Note 12)	11,300	—	—
Loss (gain) on assets and other, net	3,184	4,342	(1,256)
Share-based compensation expense	29,901	30,819	26,174
Changes in operating assets and liabilities:
Accounts receivable, net	6,160	(38,400)	19,847
Inventories	35,266	(19,071)	19,466
Prepaid expense and other current and non-current assets	(1,543)	(537)	(11,321)
Accounts payable	(43,393)	46,821	(21,375)
Accrued liabilities	4,825	(815)	1,399
Income tax payable/recoverable	(4,653)	960	6,178
Other liabilities	25	2,370	(4,307)
Net cash provided by operating activities	130,849	71,252	124,213
Investing activities:
Purchase of securities available-for-sale	(125,037)	(89,959)	(205,849)
Proceeds from maturities of securities available-for-sale	130,999	176,975	201,001
Proceeds from the sale of equity investment	2,586	—	—
Purchase of business, net of cash acquired	—	(47,697)	—
Purchase of intangibles	(1,327)	—	—
Purchase of property and equipment	(66,753)	(54,636)	(46,051)
Proceeds from sale of property and equipment	2,499	840	984
Net cash used in investing activities	(57,033)	(14,477)	(49,915)
Financing activities:
Payment of debt	—	(79,432)	(41,853)
Excess tax benefit from exercises of stock options	50	—	—
Debt issuance cost	(122)	(1,240)	—
Proceeds from the issuance of common stock	17,480	3,988	11,285
Repurchase of common stock, including transaction costs	(12,780)	(6,999)	(30,373)
Tax withholding paid on behalf of employees for restricted stock units	(9,113)	(5,959)	(9,658)
Restricted cash associated with financing activities	305	34	267
Repayment of capital lease obligations	(65)	(62)	(57)
Net cash used in financing activities	(4,245)	(89,670)	(70,389)
Effect of exchange rate changes on cash	665	(967)	(145)
Net increase (decrease) in cash and cash equivalents	70,236	(33,862)	3,764
Cash and cash equivalents at the beginning of the period	101,662	135,524	131,760
Cash and cash equivalents at the end of the period	$171,898	$101,662	$135,524
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,205	$1,409	$2,315
Cash paid during the year for income taxes	$15,350	$8,941	$14,554
See accompanying notes.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 29, 2014

1.	THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

RF Micro Devices, Inc. (the "Company") was incorporated under the laws of the State of North Carolina in 1991. The Company is a global leader in the design and manufacture of high-performance radio frequency (RF) solutions. The Company’s products enable worldwide mobility, provide enhanced connectivity, and support advanced functionality in the mobile device, wireless infrastructure, wireless local area network (WLAN or WiFi), cable television (CATV)/broadband, Smart Energy/advanced metering infrastructure (AMI), and aerospace and defense markets. The Company is recognized for its diverse portfolio of semiconductor technologies and RF systems expertise and is a preferred supplier to the world's leading mobile device, customer premises and communications equipment providers. The Company’s design and manufacturing expertise encompasses all major applicable semiconductor process technologies, which are sourced through both internal and external suppliers. The Company’s broad design and manufacturing resources enable the Company to deliver products optimized for customers’ performance, cost and time-to-market requirements.

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

During the fourth quarter of fiscal 2014, the Company sold a portion of an equity method investment for $2.6 million which resulted in a gain of $1.5 million. As of March 29, 2014 and March 30, 2013, the carrying value of the equity investment is $1.7 million and $2.1 million, respectively. The investment is recorded in “Long-term investments” in the Consolidated Balance Sheets. The Company purchased raw materials from its equity investee totaling approximately $6.6 million, $7.0 million and $9.2 million, for fiscal years 2014, 2013 and 2012, respectively.

Accounting Periods

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The most recent three fiscal years ended on March 29, 2014, March 30, 2013, and March 31, 2012. Fiscal years 2014, 2013 and 2012 were 52-week years.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values as of March 29, 2014 and March 30, 2013 (see Note 3 and Note 9).

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposit accounts, money market funds, and other temporary, highly- liquid investments with original maturities of three months or less when purchased.
Investments

Investments are accounted for in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.”

Available-for-Sale Investments
Investments available-for-sale at March 29, 2014, and March 30, 2013, consisted of U.S. government/agency securities and auction rate securities.  Available-for-sale investments with an original maturity date greater than approximately three months and less than one year are classified as current investments. Available-for-sale investments with an original maturity date exceeding one year are classified as long-term.

Available-for-sale securities are carried at fair value as determined by quoted market prices, with the unrealized gains and losses, net of tax, reported in "Other comprehensive (loss) income."  The cost of securities sold is based on the specific identification method and any realized gain or loss is included in “Other income (expense).”  The amortized cost of available-for-sale securities is adjusted for amortization of premium and accretion of discounts, which are included as a portion of interest.

The Company assesses individual investments for impairment quarterly.  Investments are impaired when the fair value is less than the amortized cost.  If an investment is impaired, the Company evaluates whether the impairment is other-than-temporary.  A debt investment impairment is considered other-than-temporary if (i) the Company intends to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security (a credit loss).  Other-than-temporary declines in the Company's debt securities are recognized as a loss in the statement of operations if due to credit loss; all other losses on debt securities are recorded in "Other comprehensive (loss) income."  The previous amortized cost basis less the other-than-temporary impairment becomes the new cost basis and is not adjusted for subsequent recoveries in fair value.

Inventories

Inventories are stated at the lower of cost or market determined using the average cost method. The Company’s business is subject to the risk of technological and design changes. The Company evaluates inventory levels quarterly against sales forecasts on a product family basis to evaluate its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales which include management's analysis and assessment of overall inventory risk. In the event the Company sells inventory that had been covered by a specific inventory reserve, the sale is recorded at the actual selling price and the related cost of goods sold is recorded at the full inventory cost, net of the reserve. Abnormal production levels are charged to the income statement in the period incurred rather than as a portion of inventory cost.

Product Warranty

The Company generally sells products with a limited warranty on product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known product warranty issues were not significant during the periods presented. Due to product testing and the short time typically between product shipment and the detection and correction of product failures and the historical rate of losses, the accrual and related expense for estimated incurred but unidentified issues were not significant during the periods presented.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, ranging from one year to 20

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Other Receivables

The Company records miscellaneous non-product receivables that are collectible within 12 months in “Other receivables,” such as value-added tax receivables ($10.1 million as of March 29, 2014 and $13.9 million as of March 30, 2013, which are reported on a net basis), interest receivables and other miscellaneous items.

Goodwill and Intangible Assets

The value of the Company’s goodwill and purchased intangible assets could be impacted by future adverse changes such as: (i) future declines in RFMD’s operating results, (ii) a decline in the value of technology company stocks, including the value of RFMD’s common stock, (iii) a prolonged or more significant slowdown in the worldwide economy or the semiconductor industry, or (iv) failure to meet the performance projections included in RFMD’s forecasts of future operating results.

Goodwill

The Company has determined that its reporting units at the fiscal 2014 annual measurement date were CPG, MPG and CSG for purposes of allocating and testing goodwill. In evaluating its reporting units, the Company first considers its operating segments and related components in accordance with FASB guidance. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 29, 2014, $93.6 million of the Company’s goodwill balance is allocated to the MPG reporting unit and $10.3 million is allocated to the CPG reporting unit.

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

The Company performed a step zero analysis for its goodwill impairment test as of the annual measurement date. As a result of this analysis, no further quantitative impairment test was deemed necessary for fiscal 2014. There was no impairment of goodwill as a result of the Company's annual impairment tests completed during the fourth quarters of fiscal years 2013 and 2012.
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

Technology licenses are recorded at cost and amortized on a straight-line basis over the lesser of the estimated useful life of the technology or the term of the license agreement, ranging from approximately six to 15 years.

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

IPRD is recorded at fair value as of the date of acquisition as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts or impairment. The fair value of the acquired IPRD was determined based on an income approach using the "excess earnings method," which estimated the value of the intangible assets by discounting the future projected earnings of the asset to present value as of the valuation date. Upon completion of development, acquired IPRD assets are transferred to finite-lived intangible assets and amortized over their useful lives. See Note 8 for additional information regarding an impairment of IPRD assets recorded in the fourth quarter of fiscal 2014.

The Company regularly reviews identified intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified intangible

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

The Company expenses advertising costs as incurred. The Company recognized advertising expense of $0.1 million, $0.4 million, and $0.3 million for fiscal years 2014, 2013 and 2012, respectively.

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

As of March 29, 2014, total remaining unearned compensation cost related to nonvested restricted stock units and options was $22.8 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” ("ASU 2013-11") ("ASU 2013-11"). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset or a tax credit carryforward, excluding certain exceptions. This ASU will be effective for the Company beginning with the first quarter of fiscal 2015 and the Company does not believe that the adoption of this standard will significantly impact its consolidated financial statements.

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

Revenue from significant customers, those representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Fiscal Year
	2014	2013	2012
Samsung Electronics, Co., Ltd. (Samsung)	25%	22%	22%
Nokia Corporation (Nokia)	N/A	N/A	14%

In addition, the Company sold its products to another end customer through multiple contract manufacturers, which in the aggregate accounted for approximately 20% of total revenue in fiscal 2014. The majority of the revenue from these customers was from the sale of the Company’s CPG products.

Samsung accounted for approximately 25% and 29% of the Company's total accounts receivable balance as of March 29, 2014 and March 30, 2013, respectively. Samsung and Nokia collectively accounted for approximately 28% of the Company’s total accounts receivable balance as of March 31, 2012.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3.    INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments

The following is a summary of available-for-sale securities as of March 29, 2014 and March 30, 2013 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 29, 2014
U.S. government/agency securities	$133,064	$1	$—	$133,065
Auction rate securities	2,150	—	—	2,150
Money market funds	48,800	—	—	48,800
	$184,014	$1	$—	$184,015
March 30, 2013
U.S. government/agency securities	$77,988	$3	$(4)	$77,987
Auction rate securities	2,150	—	—	2,150
Money market funds	26,328	—	—	26,328
	$106,466	$3	$(4)	$106,465

The estimated fair value of available-for-sale securities was based on the prevailing market values on March 29, 2014 and March 30, 2013. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for both fiscal years 2014 and 2013, were insignificant.

There were no available-for-sale investments in a continuous unrealized loss position for fewer than 12 months as of March 29, 2014. The available-for-sale investments that were in a continuous unrealized loss position for fewer than 12 months as of March 30, 2013 consisted of U.S. government/agency securities with gross unrealized losses of less than $0.1 million and an aggregate fair value of $14.0 million. There were no available-for-sale investments in a continuous unrealized loss position for 12 months or greater as of March 29, 2014 or as of March 30, 2013.

The amortized cost of investments in debt securities with contractual maturities is as follows (in thousands):

	March 29, 2014		March 30, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$181,864	$181,865	$104,316	$104,315
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$184,014	$184,015	$106,466	$106,465

Fair Value of Financial Instruments

The Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, auction rate securities (ARS), and money market funds. Marketable securities are reported in cash and cash equivalents, short-term investments and long-term investments on the Company’s Consolidated Balance Sheets and are recorded at fair value and the related unrealized gains and losses are included in "Accumulated other comprehensive loss," a component of Shareholders’ equity, net of tax.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recurring Fair Value Measurements

The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of March 29, 2014 and March 30, 2013 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
March 29, 2014
U.S. government/agency securities	$133,065	$133,065	$—
Auction rate securities	2,150	—	2,150
Money market funds	48,800	48,800	—
	$184,015	$181,865	$2,150
March 30, 2013
U.S. government/agency securities	$77,987	$77,987	$—
Auction rate securities	2,150	—	2,150
Money market funds	26,328	26,328	—
	$106,465	$104,315	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of March 29, 2014 and March 30, 2013, the Company did not have any Level 3 securities.

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized (see Note 8 for an IPRD impairment recorded in the fourth quarter of fiscal 2014). During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and the then-pending sale of its U.K. manufacturing facility. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility, which resulted in a loss on these impaired assets of $0.6 million.

The Company did not have any material non-financial assets or liabilities measured at fair value during fiscal 2013, other than assets and liabilities assumed in the business acquisition of Amalfi (see Note 5).

Other Fair Value Disclosures

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

The fair value of the Company’s 2014 Notes is measured using a Level 1 input obtained from the PORTAL Market and is disclosed in Note 9 to the Consolidated Financial Statements.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.    INVENTORIES

The components of inventories, net of reserves, are as follows (in thousands):

	Fiscal Year
	2014	2013
Raw materials	$32,927	$45,656
Work in process	51,544	64,108
Finished goods	41,232	51,429
Total inventories	$125,703	$161,193

5.    BUSINESS ACQUISITION

On November 9, 2012, the Company completed its acquisition of Amalfi Semiconductor, Inc. ("Amalfi") pursuant to the Agreement and Plan of Merger by and among RFMD, Chameleon Acquisition Corporation, a wholly-owned subsidiary of the Company ("Merger Sub"), Amalfi, and Shareholder Representative Services LLC, solely in its capacity as the escrow representative. On the terms and subject to the conditions set forth in the Agreement and Plan of Merger, the Company acquired 100% of the outstanding equity securities of Amalfi through the merger of Merger Sub with and into Amalfi (the "Merger"). As a result of the Merger, Amalfi, as the surviving corporation, became a wholly-owned subsidiary of the Company. Amalfi is a fabless semiconductor company specializing in cost effective, high performance RF and mixed-signal ICs for the rapidly growing entry-level smartphone market. The Company is leveraging Amalfi's RF CMOS and mixed-signal IC technology to develop a growing portfolio of high-performance RF solutions. The product portfolio is targeted primarily at the entry-level smartphone market, and the Company has successfully shipped products using the technology to a number of customers, including handset manufacturers based in China as well as leading multinational smartphone manufacturers.

The Company acquired Amalfi for a total purchase price of approximately $48.4 million, net of cash received of $37.6 million (adjusted for working capital adjustments and holdback reserves). The final purchase price was allocated to Amalfi's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$37,575
Accounts receivable	4,809
Inventories	10,660
Prepaid expenses and other assets	933
Property and equipment	1,164
Intangible assets (Note 8)	31,900
Goodwill	10,254
Total assets	97,295
Accounts payable and accrued liabilities	(11,293)
Total purchase price	$86,002

The measurement period (up to one year from the acquisition date pursuant to Accounting Standards Codification (ASC) Topic 805 "Business Combinations" (ASC 805)) was concluded during the third quarter of fiscal 2014. The $10.3 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, which is assigned to the Company's CPG operating segment.

Amalfi's results of operations, which include revenue of $16.5 million and an operating loss of $9.5 million, are included in the Company’s Consolidated Statements of Operations for the period of November 9, 2012 through March 30, 2013.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During fiscal 2013, the Company recorded Amalfi acquisition-related costs of approximately $1.5 million as well as approximately $1.3 million of restructuring costs (for employee termination benefits and lease termination costs) in “Other operating expense (income)” on the Consolidated Statements of Operations. In fiscal 2014, the Company recorded immaterial restructuring expenses related to the completion of the restructuring efforts associated with the Amalfi acquisition.

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

6.     ASSET TRANSFER TRANSACTION

During fiscal 2013, the Company entered into an asset transfer agreement with IQE, Inc. ("IQE") under which it transferred its MBE operations (located in Greensboro, N.C.) to IQE. The transaction with IQE was intended to lower the Company’s manufacturing costs, strengthen its supply chain and provide it with access to newly developed wafer starting process technologies. The assets transferred to IQE had a total book value of approximately $24.4 million and included the Company’s leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility, all of which were written off during the first quarter of fiscal 2013. In addition, the Company wrote-off approximately $1.0 million of MPG-related goodwill as a result of this transaction. The asset transfer agreement contains standard representations, warranties, covenants and indemnities of the parties for transactions of this type.

In conjunction with the asset transfer agreement, the Company and IQE entered into a wafer supply agreement under which IQE will supply the Company with wafer starting materials. This wafer supply agreement, which is recorded as an intangible asset on the Company’s Consolidated Balance Sheets, provides the Company with competitive wafer pricing through March 31, 2016 (see Note 1). As of March 29, 2014, the Company's minimum purchase commitment related to the wafer supply agreement is approximately $7.2 million.

Approximately 70 employees at the Company’s MBE facility became employees of IQE as part of the transaction described above. In addition, the lease related to the MBE facility for the real property and related improvements was assumed by IQE. The difference in the value of consideration received and consideration transferred was recorded in “Other operating expense (income)” and reduced the Company’s pre-tax income in the first quarter of fiscal year 2013 by approximately $5.0 million. The Company does not expect to incur any additional material costs related to the disposal of the MBE assets, the assumption of the lease by IQE or the transfer of RFMD employees to IQE.

7.     MERGER AGREEMENT

On February 22, 2014, RFMD and TriQuint entered into an Agreement and Plan of Merger and Reorganization providing for the business combination of RFMD and TriQuint. Acquisition costs (of $3.2 million) and integration

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

costs (of $1.9 million) associated with the proposed merger are being expensed as incurred and are presented in the Condensed Consolidated Statement of Operations as "Other operating expense (income)." Certain fees are contingent on the transaction closing.

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for fiscal years 2013 and 2014, are as follows (in thousands):

Balance as of March 31, 2012	$95,628
Amalfi acquisition (Note 5)	10,191
Written off due to transfer of MBE operations (Note 6)	(973)
Balance as of March 30, 2013	$104,846
Written off due to sale of the U.K. facility	(1,008)
Amalfi acquisition adjustments (Note 5)	63
Balance as of March 29, 2014*	$103,901

*As of March 29, 2014, the Company’s goodwill balance of $103.9 million was comprised of gross goodwill of $725.5 million less accumulated impairment losses of $619.6 million, a write-off of $1.0 million due to the transfer of the MBE operations, and a write-off of $1.0 million due to the sale of the U.K. facility.

During the second quarter of fiscal 2014, the Company sold its gallium arsenide (GaAs) semiconductor manufacturing facility located in the U.K. to Compound Photonics. As a result of this transaction, the Company wrote-off approximately $1.0 million of MPG-related goodwill.

Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combinations generating the underlying goodwill. As of March 29, 2014, $93.6 million and $10.3 million of the Company’s goodwill balance was allocated to its MPG reporting unit and CPG reporting unit, respectively. The Company conducts its annual goodwill impairment test on the first day of the fourth quarter in each fiscal year at its reporting unit level (CPG, MPG and CSG) and based on the Company’s fiscal 2014 and fiscal 2013 annual impairment reviews of goodwill, no impairment was indicated, as the estimated fair value of MPG and CPG exceeded its carrying value.

As of March 29, 2014, approximately $1.7 million of net goodwill related to the 2008 acquisition of Sirenza Microdevices, Inc. ("Sirenza") is expected to be deductible for income tax purposes in future periods.

The following summarizes certain information regarding gross carrying amounts and amortization of intangibles (in thousands):

	March 29, 2014		March 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible Assets:
Technology licenses	$12,006	$10,418	$10,346	$10,118
Customer relationships	47,103	26,391	47,103	21,644
Developed technology	102,163	78,540	102,163	61,907
Wafer supply agreement	20,443	11,376	20,443	4,489
In-process research and development	—	—	11,300	—
Total	$181,715	$126,725	$191,355	$98,158

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In fiscal 2013, as a result of the acquisition of Amalfi, intangibles increased by $31.9 million. The following table sets forth the components of these intangible assets (in thousands):

Fair Value
Developed technology	$19,200
Customer relationships	1,400
In-process research and development	11,300
Total	$31,900

In the fourth quarter of fiscal 2014, the Company initiated a restructuring effort to reduce operating expenses (see Note 12 for further information on the restructuring). As part of this restructuring, the Company discontinued engineering efforts on the in-process research and development project and an impairment charge of $11.3 million was recorded in "Other operating expense (income)." This CPG-related IPRD was acquired as part of the Amalfi acquisition.

During the first quarter of fiscal 2013, the Company entered into a wafer supply agreement under which IQE is supplying the Company with wafer starting materials. This wafer supply agreement provides the Company with competitive wafer pricing through March 31, 2016 (see Note 6).

Intangible asset amortization expense was $28.6 million, $23.1 million and $18.4 million in fiscal years 2014, 2013 and 2012, respectively. The following table provides the Company's estimated future amortization expense based on current amortization periods for the periods indicated (in thousands):

Fiscal Year	Estimated Amortization Expense
2015	$22,533
2016	11,964
2017	8,367
2018	7,664
2019	4,904

9.    DEBT

Debt at March 29, 2014 and March 30, 2013 is as follows (in thousands):

	March 29, 2014	March 30, 2013
Convertible subordinated notes due 2014, net of discount	$87,263	$82,035
Total debt	87,263	82,035
Less current portion	87,263	—
Total long-term debt	$—	$82,035

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

The 2012 Notes became due on April 15, 2012 and the remaining balance of $26.5 million was paid with cash on hand. Holders had the right to convert the 2014 Notes based on the applicable conversion rate of 124.2969 shares of the Company’s common stock per $1,000 principal amount of the notes (which is equal to an initial conversion price

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

of approximately $8.05 per share), subject to adjustment, only under certain specified circumstances. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand. Accordingly, the 2014 Notes are recorded in "Current portion of long term debt" on the Consolidated Balance Sheet as of March 29, 2014. Interest on the 2014 Notes was payable in cash semiannually in arrears on April 15 and October 15 of each year. The 2014 Notes were subordinated unsecured obligations of the Company and ranked junior in right of payment to all of the Company’s existing and future senior debt. The 2014 Notes effectively were subordinated to the indebtedness and other liabilities of the Company’s subsidiaries.

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

As of March 29, 2014, the 2014 Notes had a fair value on the PORTAL Market of $88.7 million, compared to a carrying value of $87.3 million. As of March 30, 2013, the 2014 Notes had a fair value on the PORTAL Market of $86.7 million, compared to a carrying value of $82.0 million.

The following tables provide additional information about the Notes, which are subject to ASC 470-20 (in thousands):

	2012 Notes				2014 Notes
	2014		2013		2014	2013
Carrying amount of the equity component (common stock)	$19,954	*	$19,954	*	$33,241	$33,241
Principal amount of the convertible subordinated notes	$—		$—		$87,503	$87,503
Unamortized discount of the liability component	—		—		(240)	(5,468)
Net carrying amount of liability component	$—		$—		$87,263	$82,035

* The 2012 Notes became due and were repaid on April 15, 2012. The carrying amount of the equity component, which is recorded in common stock on the Company's Consolidated Balance Sheets is a permanent component of equity per ASC 470-20.

	2012 Notes		2014 Notes
	2013	2012	2014	2013	2012
Effective interest rate on liability component	7.3%	7.3%	7.2%	7.2%	7.2%
Cash interest expense recognized	$11	$285	$873	$1,023	$1,342
Non-cash interest expense recognized (discount amortization)	$69	$2,372	$5,228	$5,688	$6,958

As of March 29, 2014, the unamortized discount will be fully amortized for the 2014 Notes. As of March 29, 2014, the if-converted value of the 2014 Notes did not exceed the principal amount of the 2014 Notes.

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

At the Company’s option, loans under the Credit Agreement shall bear interest at (i) the Applicable Rate (as defined below) plus the Eurodollar Rate (as defined in the Credit Agreement as amended) or (ii) the Applicable Rate plus a rate equal to the higher of (a) the federal funds rate plus 0.50%, (b) the prime rate of the Administrative Agent, or (c) the Eurodollar Rate plus 1.0% (the “Base Rate”). All swingline loans will bear interest at a rate equal to the Applicable Rate plus the Base Rate. The Eurodollar Rate is equal to the rate per annum calculated from the British Bankers Association LIBOR rate, as published by Reuters, for dollar deposits for interest periods of one, two, three or six months, as selected by the Company and as quoted by the Administrative Agent. The Applicable Rate for Eurodollar Rate loans ranges from 2.25% per annum to 2.75% per annum. The Applicable Rate for Base Rate loans ranges from 1.25% per annum to 1.75% per annum. Interest for Eurodollar Rate loans shall be payable at the end of each applicable interest period or at three-month intervals, if such interest period is six months or longer. Interest for Base Rate loans shall be payable quarterly in arrears. The Company paid an undrawn commitment fee, an arrangement fee and an upfront fee pursuant to the terms of the Credit Agreement. The Company will also pay a quarterly fee for any letters of credit issued under the agreement. The initial fees associated with the Credit Agreement were capitalized and are being amortized to interest expense using the straight-line method over the remaining term to maturity.

The Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter of the Company and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter of the Company. The Company must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. The Company is in compliance with these financial covenants as of March 29, 2014. The Credit Agreement also contains non-financial covenants including restrictions on liens, indebtedness, investments, acquisitions, dispositions, fundamental changes, changes to the nature of the business, restricted payments (such as cash dividends), capital expenditures, prepayments of other indebtedness, sale and leaseback transactions, and other customary restrictions.

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

10.     RETIREMENT BENEFIT PLANS

U.S. Defined Contribution Plan

Each U.S. employee is eligible to participate in the Company’s fully qualified 401(k) plan immediately upon hire. An employee may invest pretax earnings in the 401(k) plan up to the maximum legal limits (as defined by Federal regulations).

Employer contributions to the plan are made at the discretion of the Company’s Board of Directors. An employee is fully vested in the employer contribution portion of the plan after completion of two continuous years of service. The Company contributed $4.7 million, $4.3 million and $4.0 million to the plan during fiscal years 2014, 2013 and 2012, respectively.

Germany Defined Benefit Pension Plan

The Company maintains a qualified defined benefit pension plan for its subsidiary located in Germany. The plan is unfunded with a benefit obligation of approximately $5.5 million and $4.4 million as of March 29, 2014 and March 30, 2013, respectively, which is included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. The assumptions used in calculating the benefit obligation for the plan are dependent on the local economic conditions and were measured as of March 29, 2014 and March 30, 2013. The net periodic benefit costs were approximately $0.3 million for fiscal years 2014, 2013 and 2012.

European Defined Contribution Plans

Employees of the Company’s Denmark, France and United Kingdom (U.K.) subsidiaries are eligible to participate in a stakeholder pension plan immediately upon hire or after three months of service. Employees of our Finland subsidiary are eligible to participate in a government mandated plan immediately upon hire. Employees may invest their earnings in their respective plans and receive a tax benefit based upon the plan. The Company contributed $0.7 million to these plans during fiscal 2014 and $1.0 million during fiscal years 2013 and 2012.

Asian Defined Contribution Plans

Employees of the Company’s subsidiaries located in Taiwan, Korea and Japan are eligible to participate in a national pension plan immediately upon hire. Employees may invest their earnings in their respective national pension plans and receive a tax benefit based upon the national pension plan. Employer contributions to the plans are at the discretion of their local government regulators. The Company contributed $0.1 million to these defined contribution plans for each of the last three fiscal years.

11.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases certain equipment and computer hardware and software under non-cancelable lease agreements that are accounted for as capital leases. Interest rates on capital leases ranged from 6.0% to 6.4% as of March 29, 2014. Equipment under capital lease arrangements is included in property and equipment and has a cost of approximately $0.3 million as of March 29, 2014 and March 30, 2013.

The Company leases the majority of its corporate, wafer fabrication and other facilities from several third-party real estate developers. The remaining terms of these operating leases range from less than one year to 14 years. Several have renewal options of up to two ten-year periods and several also include standard inflation escalation terms. Several also include rent escalation, rent holidays, and leasehold improvement incentives which are recognized to

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

expense on a straight-line basis. The amortization period of leasehold improvements made either at the inception of the lease or during the lease term is amortized over the lesser of the remaining life of the lease term (including renewals that are reasonably assured) or the useful life of the asset. The Company also leases various machinery and equipment and office equipment under non-cancelable operating leases. The remaining terms of these operating leases range from less than one year to approximately three years. As of March 29, 2014, the total future minimum lease payments were approximately $48.7 million related to facility operating leases and approximately $0.2 million related to equipment operating leases.

Minimum future lease payments under non-cancelable capital and operating leases as of March 29, 2014, are as follows (in thousands):

Fiscal Year	Capital	Operating
2015	$73	$8,899
2016	18	7,761
2017	—	6,926
2018	—	5,292
2019	—	4,118
Thereafter	—	15,847
Total minimum payment	91	$48,843
Less amounts representing interest	4
Present value of minimum lease payments	87
Less current portion	69
Obligations under capital leases, less current portion	$18

Rent expense under operating leases, including facilities and equipment, was approximately $10.7 million, $10.1 million, and $7.4 million for fiscal years 2014, 2013 and 2012, respectively. See Note 12 for information related to the lower rent expense in fiscal 2012.

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

Since February 14, 2012, the Company has been a party in legal proceedings with Peregrine Semiconductor Corporation (“Peregrine”) in which Peregrine has asserted infringement of certain of its patents. The proceedings commenced with a complaint filed by Peregrine in the United States International Trade Commission (“ITC”), which Peregrine ultimately decided to dismiss. After various procedural matters following the dismissal of the ITC proceeding, the Company is currently a party to a lawsuit initiated by Peregrine in the United States District Court for the Southern District of California alleging infringement of certain Peregrine patents. In December 2013, the Company filed a counterclaim against Peregrine alleging infringement by Peregrine of a Company patent and seeking declaratory relief regarding non-infringement and unenforceability of Peregrine’s patents. In March 2014, Peregrine's infringement claims for two of its four asserted patents were dismissed with prejudice. The Company intends to continue to vigorously defend its position that it has not infringed any valid claim of any of the Peregrine patents in the above-referenced legal proceeding.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.    RESTRUCTURING

During fiscal 2014, the Company recorded $11.1 million of restructuring expenses, related to (1) efforts initiated to achieve manufacturing efficiencies, (2) efforts initiated to reduce operating expenses, (3) expenses associated with the sale of its GaAs semiconductor manufacturing facility in the U.K., and (4) expenses associated with the 2009 economic restructuring efforts.

During fiscal 2014, the Company initiated restructuring efforts to achieve manufacturing efficiencies. The Company recorded restructuring charges in “Other operating (income) expense” of approximately $4.1 million, primarily related to employee termination benefits.

In the fourth quarter of fiscal 2014, the Company initiated another restructuring to reduce operating expenses that resulted in restructuring expenses of approximately $2.5 million, primarily related to employee termination benefits recorded in “Other operating (income) expense.” At the end of fiscal 2014, restructuring obligations primarily relating to employee termination benefits totaled $1.1 million and were included in “Accrued liabilities” in the Consolidated Balance Sheets. As part of this restructuring, the Company discontinued engineering efforts related to an IPRD project and impaired the intangible asset in the amount of $11.3 million, which is also recorded in “Other operating expense (income)” (see Note 8).

In March 2013, the Company announced that it would phase out manufacturing in its Newton Aycliffe, U.K.-based GaAs facility and transition the remaining product demand from that facility to its GaAs manufacturing facility in Greensboro, N.C.  During the second quarter of fiscal 2014, the Company sold its U.K.-based GaAs facility to Compound Photonics. The Company recorded restructuring charges in “Other operating expense (income)” of approximately $4.4 million and $0.8 million in fiscal years 2014 and 2013, respectively, primarily related to impaired property, plant and equipment and employee termination benefits. At the end of fiscal 2013, restructuring obligations (relating primarily to employee termination benefits) totaled $0.8 million and were included in “Accrued liabilities” in the Consolidated Balance Sheets. As of March 29, 2014, the restructuring associated with the phase out of manufacturing and sale of the Newton Aycliffe, U.K.-based GaAs facility is complete.

In fiscal 2009, the Company initiated a restructuring to reduce manufacturing capacity and costs and operating expenses due primarily to lower demand for its products resulting from the global economic slowdown. The restructuring decreased the Company’s workforce and resulted in the impairment of certain property and equipment, among other charges. The Company recorded restructuring charges in “Other operating expense (income)” of approximately $0.1 million, $0.2 million and $(1.4) million in fiscal years 2014, 2013 and 2012, respectively, related to employee termination benefits, impaired assets (including property, plant and equipment), and lease and other contract termination costs. The current and long-term restructuring obligations (relating primarily to lease obligations) totaling $3.9 million and $4.6 million as of March 29, 2014 and March 30, 2013, respectively, are included in “Accrued liabilities” and “Other long-term liabilities” in the Consolidated Balance Sheets. During fiscal 2012, the restructuring obligation and related rent expense was reduced by $1.7 million as a result of the Company utilizing one of the facilities previously exited due to a change in manufacturing operations. The remaining activity related to these obligations during fiscal 2012 was primarily due to payments associated with our exited leased facilities. As of March 29, 2014, the restructuring associated with the adverse macroeconomic business environment is substantially complete. The Company expects to record approximately $0.9 million of additional restructuring charges primarily associated with ongoing expenses related to exited leased facilities.

13.    INCOME TAXES

Income (loss) before income taxes consists of the following components (in thousands):

	Fiscal Year
	2014	2013	2012
United States	$(7,120)	$(72,895)	$(45,031)
Foreign	30,993	46,996	60,659
Total	$23,873	$(25,899)	$15,628

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The components of the income tax provision are as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Current (expense) benefit:
Federal	$(875)	$(515)	$1,106
State	24	73	73
Foreign	(9,939)	(9,862)	(11,667)
	(10,790)	(10,304)	(10,488)
Deferred (expense) benefit:
Federal	$488	$(214)	$(580)
State	59	(13)	(35)
Foreign	(988)	(16,569)	(3,668)
	(441)	(16,796)	(4,283)
Total	$(11,231)	$(27,100)	$(14,771)

A reconciliation of the (provision for) or benefit from income taxes to income tax (expense) or benefit computed by applying the statutory federal income tax rate to pre-tax (loss) income for fiscal years 2014, 2013 and 2012 is as follows (dollars in thousands):

	Fiscal Year
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax (expense) benefit at statutory federal rate	$(8,355)	35.00%	$9,065	35.00%	$(5,470)	35.00%
Decrease (increase) resulting from:
State benefit (provision), net of federal (provision) benefit	75	(0.31)	(827)	(3.19)	849	(5.43)
Research and development credits	3,177	(13.31)	6,257	24.16	3,422	(21.90)
Foreign tax credits	574	(2.41)	2,434	9.39	1,998	(12.78)
Effect of changes in income tax rate applied to net deferred tax assets	(65)	0.27	(1,250)	(4.83)	(1,568)	10.04
Foreign tax rate difference	636	(2.66)	3,218	12.43	7,486	(47.90)
Change in valuation allowance	5,890	(24.67)	(40,675)	(157.05)	(20,408)	130.58
Repurchase of convertible subordinated notes	—	—	438	1.69	622	(3.98)
Adjustments to net deferred tax assets	2,939	(12.31)	(872)	(3.37)	597	(3.82)
Share-based compensation	(635)	2.66	(2,108)	(8.14)	(66)	0.42
Tax reserve adjustments	(1,482)	6.21	(515)	(1.99)	2,084	(13.33)
Deemed dividend	(1,122)	4.70	(1,749)	(6.75)	(3,971)	25.41
Write-off U.K. gross deferred tax assets	(12,699)	53.19	—	—	—	—
Other income tax benefit (expense)	(164)	0.69	(516)	(1.99)	(346)	2.21
	$(11,231)	47.05%	$(27,100)	(104.64)%	$(14,771)	94.52%

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	Fiscal Year
	2014	2013
Deferred income tax assets:
Inventory reserve	$9,813	$8,107
Basis in stock and other investments	2,748	5,547
Equity compensation	17,860	18,574
Accumulated depreciation/basis difference	29,260	42,541
Net operating loss carry-forwards	37,676	57,632
Research and other credits	71,406	66,796
Other deferred assets	9,189	10,643
Total deferred income tax assets	177,952	209,840
Valuation allowance	(143,264)	(164,244)
Total deferred income tax assets, net of valuation allowance	$34,688	$45,596

Deferred income tax liabilities:
Amortization and purchase accounting basis difference	$(10,862)	$(18,183)
Convertible debt discount	(83)	(1,918)
Deferred gain	(4,994)	(6,320)
Other deferred liabilities	(501)	(744)
Total deferred income tax liabilities	(16,440)	(27,165)
Net deferred income tax assets	$18,248	$18,431

Amounts included in consolidated balance sheets:
Current assets	$4,419	$2,760
Current liabilities	(200)	(329)
Non-current assets	14,913	17,221
Non-current liabilities	(884)	(1,221)

Net deferred income tax assets	$18,248	$18,431

At March 29, 2014, the Company has recorded a $143.3 million valuation allowance against the U.S. net deferred tax assets and small net deferred assets at several foreign subsidiaries. These valuation allowances were established based upon management's opinion that it is more likely than not that the benefit of these deferred tax assets may not be realized. Realization is dependent upon generating future income in the taxing jurisdictions in which the operating loss carryovers, credit carryovers, depreciable tax basis and other tax deferred assets exist. It is management's intent to evaluate the realizability of these deferred tax assets on a quarterly basis.

As of the beginning of fiscal 2012, there was a $92.3 million valuation allowance against $90.5 million of U.S. net deferred tax assets and $1.8 million of Shanghai, China net deferred tax assets. The $20.4 million increase in the valuation allowance during fiscal 2012 was comprised of a $22.2 million increase related to changes in domestic deferred tax assets during fiscal 2012, offset by a $1.8 million decrease related to the release of the Shanghai, China valuation allowance upon completing the liquidation of that legal entity.

The valuation allowance against net deferred tax assets increased in fiscal 2013 by $51.5 million from the $112.7 million balance as of the end of fiscal 2012. The change was comprised of $12.0 million established during the fiscal year related to the U.K., $10.8 million related to the Amalfi acquisition, and a $28.7 million increase related to changes in domestic deferred tax assets during the fiscal year. The U.K. valuation allowance was recorded as a result of the decision, announced in March 2013, to phase out manufacturing at the Newton Aycliffe U.K. facility. Consequently, the Company determined that this represented significant negative evidence, and that it was no longer

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

“more likely than not” that any U.K. deferred tax assets remaining at the end of fiscal 2014 would ultimately be realized.

The valuation allowance against net deferred tax assets decreased in fiscal 2014 by $20.9 million. The decrease was comprised of the reversal of the $12.0 million U.K. valuation allowance established during fiscal 2013 and $15.1 million related to deferred tax assets used against deferred intercompany profits, offset by increases related to a $3.4 million adjustment in the net operating losses acquired in the Amalfi acquisition and $2.8 million for other changes in net deferred tax assets for domestic and for other foreign subsidiaries during the fiscal year. The U.K. valuation allowance was reversed in connection with the sale of the U.K. manufacturing facility in fiscal 2014 and the write-off of the remaining U.K. deferred tax assets.

As of the end of fiscal 2014, a valuation allowance of $143.3 million remained against the net deferred tax assets in the U.S. as the significant negative evidence of current and cumulative pre-tax losses for the most recent three-year period in that jurisdiction was not overcome by available positive evidence.

As of March 29, 2014, the Company had federal loss carryovers of approximately $118.9 million that expire in fiscal years 2020 to 2032 if unused and state losses of approximately $109.6 million that expire in fiscal years 2015 to 2032 if unused. Federal research credits of $64.4 million, federal foreign tax credits of $6.2 million, and state credits of $22.5 million may expire in fiscal years 2015 to 2033, 2018 to 2023, and 2015 to 2028, respectively. Federal alternative minimum tax credits of $1.5 million will carry forward indefinitely. Included in the amounts above are certain net operating losses (NOLs) and other tax attribute assets acquired in conjunction with the Filtronic, Sirenza, Silicon Wave, Inc., and Amalfi acquisitions. The utilization of acquired domestic assets is subject to certain annual limitations as required under Internal Revenue Code Section 382 and similar state income tax provisions.

The Company has continued to expand its operations and increase its investments in numerous international jurisdictions. These activities expose the Company to taxation in multiple foreign jurisdictions. It is management's opinion that current and future undistributed foreign earnings will be permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made thereon. It is not practical to estimate the additional tax that would be incurred, if any, if the permanently reinvested earnings were repatriated. At March 29, 2014, the Company has not provided U.S. taxes on approximately $226.3 million of undistributed earnings of foreign subsidiaries that have been reinvested outside the U.S. indefinitely.

A subsidiary in a foreign jurisdiction was granted an exemption from income taxes for a two-year period (calendar 2010 and 2011) followed by a three-year period (calendar 2012 through 2014) at one-half the normal tax rate. There was no income tax expense impact in fiscal 2014 as the foreign subsidiary was in the process of being liquidated and no income tax benefit was accrued for the losses incurred during the year. Income tax expense was increased in fiscal 2013 by less than $0.1 million (less than $0.001 per basic or diluted share) and decreased in fiscal 2012 by less than $0.1 million (less than $0.001 per basic or diluted share) as a result of this agreement. This agreement will expire in fiscal 2015.

The Company’s gross unrecognized tax benefits totaled $39.4 million as of March 29, 2014, $37.9 million as of March 30, 2013, and $31.7 million as of March 31, 2012. Of these amounts, $30.9 million (net of federal benefit of state taxes), $29.7 million (net of federal benefit of state taxes), and $24.4 million (net of federal benefit of state taxes) as of March 29, 2014,  March 30, 2013,  March 31, 2012, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would impact the effective tax rate in each of the fiscal years.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the fiscal 2012 through fiscal 2014 beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Beginning balance	$37,917	$31,727	$32,941
Additions based on positions related to current year	2,181	2,209	1,067
Additions for tax positions in prior years	229	4,780	450
Reductions for tax positions in prior years	(904)	(482)	(2,699)
Expiration of Statute of Limitations	—	(317)	(32)
Settlements	—	—	—
Ending Balance	$39,423	$37,917	$31,727

Of the fiscal 2013 additions to tax positions in prior years, $4.4 million was assumed by the Company in the Amalfi acquisition and relates to positions taken on tax returns for pre-acquisition periods.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. During fiscal years 2014, 2013 and 2012, the Company recognized $0.9 million, $0.7 million, and $0.6 million, respectively, of interest and penalties related to uncertain tax positions. Accrued interest and penalties related to unrecognized tax benefits totaled $2.3 million, $1.3 million, and $0.6 million as of March 29, 2014, March 30, 2013 and March 31, 2012, respectively.

Within the next 12 months, the Company believes it is reasonably possible that up to $0.5 million of gross unrecognized tax benefits may be reduced as a result of reductions for temporary tax positions taken in prior years.

Returns for fiscal years 2005 through 2009 have been examined by the U.S. federal taxing authorities and returns for fiscal 2011 and subsequent tax years remain open for examination. North Carolina returns for fiscal years 2006 through 2008 have been examined by the tax authorities and returns for fiscal 2011 and subsequent tax years remain open for examination. Returns for calendar years 2005 through 2007 have been examined by the German taxing authorities and returns for subsequent fiscal tax years remain open for examination. Other material jurisdictions that are subject to examination by tax authorities are California (fiscal 2010 through present), the U.K. (fiscal 2012 through present), and China (calendar year 2004 through present). Tax attributes (including net operating loss and credit carryovers) arising in earlier fiscal years remain open to adjustment.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	For Fiscal Year
	2014	2013	2012
Numerator:
Numerator for basic and diluted net income (loss) per share — net income (loss) available to common shareholders	$12,642	$(52,999)	$857
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	281,996	278,602	276,289
Effect of dilutive securities:
Share-based awards	6,078	—	6,287
Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	288,074	278,602	282,576
Basic net income (loss) per share	$0.04	$(0.19)	$0.00
Diluted net income (loss) per share	$0.04	$(0.19)	$0.00

In the computation of diluted net income per share for fiscal years 2014 and 2012, 7.2 million shares and 6.3 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net loss per share for fiscal 2013, all outstanding share-based awards were excluded because the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income (loss) per share does not assume the conversion of the Company’s $200 million initial aggregate principal amount of the 2012 Notes or the Company’s $175 million initial aggregate principal amount of 2014 Notes. The 2012 Notes and 2014 Notes generally would become dilutive to earnings if the average market price of the Company’s common stock exceeds approximately $8.05 per share. The 2012 Notes became due on April 15, 2012, and the remaining principal balance of $26.5 million was paid with cash on hand (see Note 9). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million was paid with cash on hand (see Note 9).

15.    SHARE-BASED COMPENSATION

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

2012 Stock Incentive Plan
The Company currently grants stock options and restricted stock units to employees and directors under the 2012 Stock Incentive Plan (the "2012 Plan"). The Company's shareholders approved the 2012 Plan on August 16, 2012, and, effective upon that approval, new stock option and other share-based awards for employees and directors may be granted only under the 2012 Plan. The Company is also permitted to grant other types of equity incentive awards, under the 2012 Plan, such as stock appreciation rights, restricted stock awards, performance shares and performance units. The aggregate number of shares subject to performance-based restricted stock units awarded for fiscal 2014 under the 2012 Plan was 1.2 million shares. In the past, the Company had various employee stock and incentive plans identified above under which stock options and other share-based awards were granted. Stock options and other share-based awards that were granted under prior plans and were outstanding on August 16, 2012 continued in accordance with the terms of the respective plans.

The maximum number of shares issuable under the 2012 Plan may not exceed the sum of (a) 17.0 million shares, plus (b) any shares of common stock (i) remaining available for issuance as of the effective date of the 2012 Plan under the Company's prior plans and (ii) subject to an award granted under a prior plan, which awards are forfeited, canceled, terminated, expire or lapse for any reason. As of March 29, 2014, 20.3 million shares were available for issuance under the 2012 Plan.

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

Employee Stock Purchase Plan
In April 1997, the Company adopted its Employee Stock Purchase Plan ("ESPP"), which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. All regular full-time employees

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

of the Company (including officers) and all other employees who meet the eligibility requirements of the plan may participate in the ESPP. The ESPP provides eligible employees an opportunity to acquire the Company’s common stock at 85% of the lower of the closing price per share of the Company’s common stock on the first or last day of each six-month purchase period. At March 29, 2014, 3.8 million shares were available for future issuance under this plan, subject to anti-dilution adjustments in the event of certain changes in the capital structure of the Company. The Company makes no cash contributions to the ESPP, but bears the expenses of its administration. The Company issued 1.0 million shares under the ESPP in fiscal 2014.

For fiscal years 2014, 2013 and 2012, the primary share-based awards and their general terms and conditions are as follows:

Stock options are granted to employees with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four-year period from the grant date, and generally expire 10 years from the grant date. Restricted stock units granted by the Company in fiscal years 2014, 2013 and 2012 are either service-based, performance and service-based, or based on shareholder return. Service-based restricted stock units generally vest over a four-year period from the grant date. Performance and service-based restricted stock units are earned based on Company performance of stated metrics generally during the fiscal year and, if earned, vest one-half when earned and the balance over two years. Restricted stock units based on shareholder return are earned based upon total shareholder return of the Company in comparison to the total shareholder return of a benchmark index and vest over one-year, two-year and three-year performance periods. Under the 2012 Plan for fiscal years 2014 and 2013 and the 2006 Directors’ Stock Option Plan for fiscal 2012, stock options granted to non-employee directors (other than initial options, as described below) had an exercise price equal to the market price of the Company’s stock at the date of grant, vested immediately upon grant and expire 10 years from the grant date. Each non-employee director who is first elected or appointed to the Board of Directors will receive an initial option at an exercise price equal to the market price of the Company’s stock at the date of grant, which vests over a two-year period from the grant date and expires 10 years from the grant date. At the director’s option, he may instead elect to receive all or part of the initial grant in restricted stock units. Thereafter, each non-employee director is eligible to receive an annual option or, if he so chooses, an annual grant of restricted stock units.

The options and restricted stock units granted to certain officers of the Company generally will, in the event of the officer's termination other than for cause, continue to vest pursuant to the same vesting schedule as if the officer had remained an employee of the Company (unless the administrator of the plan determines otherwise) and as a result, these awards are expensed at grant date. In fiscal 2014, share-based compensation of $11.0 million was recognized upon the grant of 2.2 million options and restricted share units to certain officers of the Company.

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

Total pre-tax share-based compensation expense recognized in the Consolidated Statements of Operations was $29.9 million for fiscal 2014, net of expense capitalized into inventory. For fiscal years 2013 and 2012, the total pre-tax share-based compensation expense recognized was $30.8 million and $26.2 million, respectively.

A summary of activity of the Company’s director and employee stock option plans follows:

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of March 30, 2013	10,634	$5.92
Granted	358	$5.03
Exercised	(2,267)	$5.48
Canceled	(1,701)	$6.94
Forfeited	(11)	$5.92
Outstanding as of March 29, 2014	7,013	$5.77	3.11	$13,558
Vested and expected to vest as of March 29, 2014	7,003	$5.77	3.10	$13,527
Options exercisable as of March 29, 2014	6,476	$5.83	2.68	$12,102

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based upon the Company’s closing stock price of $7.70 as of March 29, 2014, that would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the assumptions noted in the following tables:

	Fiscal Year
	2014	2013	2012
Expected volatility	43.2%	51.6%	57.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	5.5	5.5	5.4
Risk-free interest rate	1.4%	0.8%	1.4%
Weighted-average grant-date fair value of options granted during the period	$2.08	$1.80	$3.19

The total intrinsic value of options exercised during fiscal 2014, was $3.1 million. For fiscal years 2013 and 2012, the total intrinsic value of options exercised was $0.5 million and $2.6 million, respectively.

Cash received from the exercise of stock options and from participation in the employee stock purchase plan (excluding accrued employee refunds) was $17.1 million for fiscal 2014 and is reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows. The Company settles employee stock options with newly issued shares of the Company's common stock.

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

The following activity has occurred with respect to restricted stock unit awards:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Balance at March 30, 2013	10,547	$4.63
Granted	5,328	4.59
Vested	(5,713)	4.76
Forfeited	(972)	4.53
Balance at March 29, 2014	9,190	$4.53

As of March 29, 2014, total remaining unearned compensation cost related to nonvested restricted stock units was $22.0 million, which will be amortized over the weighted-average remaining service period of approximately 1.2 years.

The total fair value of restricted stock units that vested during fiscal 2014 was $30.0 million, based upon the fair market value of the Company’s common stock on the vesting date. For fiscal years 2013 and 2012, the total fair value of restricted stock units that vested was $21.0 million and $35.8 million, respectively.

16.    SHAREHOLDERS’ EQUITY

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

During fiscal 2014, the Company repurchased 2.5 million shares at an average price of $5.03 on the open market. During fiscal 2013, the Company repurchased approximately 1.9 million shares at an average price of $3.75 on the open market and during fiscal 2012, the Company repurchased approximately 4.9 million shares at an average price of $6.18 on the open market. Since January 2011, the Company repurchased a total of approximately 11.0 million shares of our common stock under this program at an average price of $5.70 on the open market for a total of $62.6 million. As of March 29, 2014, approximately $137.4 million remains available for repurchase.

Common Stock Reserved For Future Issuance

At March 29, 2014, the Company had reserved a total of approximately 48.7 million of its authorized 500.0 million shares of common stock for future issuance as follows (in thousands):

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Outstanding stock options under formal directors’ and employees’ stock option plans	7,013
Possible future issuance under Company stock option plans	20,266
Employee stock purchase plan	3,812
Restricted share-based units granted	9,190
Possible future issuance pursuant to convertible subordinated notes*	8,444
Total shares reserved	48,725

*The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million was paid with cash on hand, therefore, the conversion feature will not be triggered.

17.    OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

RFMD’s operating segments as of March 29, 2014 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

CPG is a leading global supplier of cellular radio frequency (RF) solutions which perform various functions in the cellular front end section.  The cellular front end section is located between the transceiver and the antenna.  These RF solutions include power amplifier (PA) modules, transmit modules, PA duplexer modules, antenna control solutions, antenna switch modules, switch filter modules,  switch duplexer modules, and RF power management solutions.  CPG supplies its broad portfolio of cellular RF solutions into a variety of mobile devices, including smartphones, handsets, notebook computers and tablets.

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

As of March 29, 2014, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

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

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Fiscal Year
	2014	2013	2012
Revenue:
CPG	$935,313	$761,425	$664,242
MPG	212,897	202,722	207,110
Other operating segment	21	—	—
Total revenue	$1,148,231	$964,147	$871,352
Income (loss) from operations:
CPG	$109,862	$52,574	$61,776
MPG	32,315	11,181	10,930
Other operating segment	(3,363)	(2,766)	(3,511)
All other	(111,473)	(76,669)	(44,552)
Income (loss) from operations	$27,341	$(15,680)	$24,643
Interest expense	$(5,983)	$(6,532)	$(10,997)
Interest income	179	249	468
Loss on retirement of convertible subordinated notes	—	(2,756)	(908)
Other income (expense)	2,336	(1,180)	2,422
Income (loss) before income taxes	$23,873	$(25,899)	$15,628

	Fiscal Year
	2014	2013	2012
Reconciliation of “All other” category:
Share-based compensation expense	$(29,901)	$(30,819)	$(26,174)
Amortization of intangible assets	(28,638)	(23,107)	(18,390)
Acquired inventory step-up and revaluation	—	(3,140)	—
Impairment of intangible asset	(11,300)	—	—
Acquisition and integration related costs	(8,105)	(2,765)	—
Restructuring and disposal costs associated with the phase out of manufacturing and sale of the U.K. facility	(8,118)	(1,365)	—
Loss on asset transfer transaction	—	(5,042)	—
IPR litigation costs	(7,578)	(5,955)	—
Inventory revaluation resulting from transfer of MBE operations	—	(2,518)	—
Certain consulting expense	(11,295)	—	—
Other expenses (including restructuring, (gain) loss on property and equipment, and start-up costs)	(6,538)	(1,958)	12
Loss from operations for “All other”	$(111,473)	$(76,669)	$(44,552)

The consolidated financial statements include revenue to customers by geographic region that are summarized as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Revenue:
United States	$342,805	$296,442	$246,661
International	805,426	667,705	624,691

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Fiscal Year
	2014	2013	2012
Revenue:
United States	30%	31%	28%
Asia	66	63	65
Europe	4	6	5
Central and South America	—	—	1
Other	—	—	1

The consolidated financial statements include the following long-lived asset amounts related to operations of the Company by geographic region (in thousands):

	Fiscal Year
	2014	2013	2012
Long-lived tangible assets:
United States	$120,885	$114,635	$130,665
International	75,111	76,891	67,256

Sales, for geographic disclosure purposes, are based on the “sold to” address of the customer. The “sold to” address is not always an accurate representation of the location of final consumption of the Company’s components. Of the Company’s total revenue for fiscal 2014, approximately 41% ($468.0 million) was from customers in China and 17% ($190.6 million) from customers in Taiwan. Long-lived tangible assets primarily include property and equipment and at March 29, 2014, approximately $69.7 million (or 36%) of the Company’s total property and equipment was located in China.

RF Micro Devices, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED):

Fiscal 2014 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$292,996		$310,716		$288,520		$255,999
Gross profit	93,469		104,656		107,523		99,279
Net income (loss)	1,561	(5)	5,892	(5)	6,235	(5),(6)	(1,046)	(5),(7)
Net income (loss) per share:
Basic	$0.01		$0.02		$0.02		$(0.00)
Diluted	$0.01		$0.02		$0.02		$(0.00)

Fiscal 2013 Quarter
(in thousands, except
per share data)	First		Second		Third		Fourth
Revenue	$202,660		$209,671		$271,213	(2)	$280,603	(3)
Gross profit	64,254		66,535		86,810		88,216
Net loss	(19,139)	(1)	(16,456)		(1,443)	(2)	(15,961)	(3),(4)
Net loss per share:
Basic	$(0.07)		$(0.06)		$(0.01)		$(0.06)
Diluted	$(0.07)		$(0.06)		$(0.01)		$(0.06)

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
4. Income tax expense for the fourth quarter of fiscal 2013 includes the effects of an increase of a valuation reserve against the U.K. net deferred tax asset as a result of the decision to phase out manufacturing at the U.K. facility (see Note 13).
5. The Company recorded restructuring expenses of $2.9 million, $2.3 million, $3.0 million, and $2.9 million, in the first, second, third and fourth quarters of fiscal 2014, respectively (Note 12).
6. In the third quarter of fiscal 2014, the Company recorded acquisition related expenses of $2.9 million (Note 7).
7. In the fourth quarter of fiscal 2014, the Company impaired intangible assets of $11.3 million (Note 8) and recorded acquisition and integration related expenses of $2.2 million (Note 7).

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Each quarter of fiscal 2014 and fiscal 2013 contained a comparable number of weeks (13 weeks).

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

RF Micro Devices and Subsidiaries

Management of the Company is responsible for the preparation, integrity, accuracy and fair presentation of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014. The financial statements were prepared in conformity with generally accepted accounting principles in the United States (GAAP) and include amounts based on judgments and estimates by management.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, as of March 29, 2014. In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (1992 framework). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of March 29, 2014.

The Company’s auditors, Ernst & Young LLP, an independent registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of RF Micro Devices, Inc. and subsidiaries and has issued an attestation report on the Company’s internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries

We have audited RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). RF Micro Devices, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, RF Micro Devices, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended March 29, 2014 of RF Micro Devices, Inc. and Subsidiaries and our report dated May 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

May 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of RF Micro Devices, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of RF Micro Devices, Inc. and Subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 29, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RF Micro Devices, Inc. and Subsidiaries at March 29, 2014 and March 30, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RF Micro Devices, Inc. and Subsidiaries’ internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

May 21, 2014

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

(c) Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

BOARD OF DIRECTORS
Under our amended and restated bylaws, the Board of Directors (the “Board”) consists of seven to eleven members, as determined by the Board or the shareholders from time to time. Each director is elected annually to serve for a one-year term and until his successor is duly elected and qualified or until his death, resignation, removal or disqualification or until there is a decrease in the number of directors. There are no family relationships among any of our directors or officers. The names of our directors, their ages as of May 2, 2014, and their principal occupations and certain other information, follow:
Walter H. Wilkinson, Jr.    Age: 68

Mr. Wilkinson has served as a director since 1992 and has served as our Chairman of the Board of Directors since July 2008. He is the founder and a general partner of Kitty Hawk Capital, a venture capital firm established in 1980 and based in Charlotte, North Carolina. He currently serves on the board of the N.C. State University Foundation and has previously served on the boards of other universities and related organizations. He is a past member and director of the National Venture Capital Association and is a past member and Chairman of the National Association of Small Business Investment Companies. He is currently Chairman of the Carolinas Chapter of the National Association of Corporate Directors (“NACD”) and is a NACD Leadership Fellow, having completed the NACD’s program for corporate directors. During his career he has helped to start or expand dozens of rapidly growing companies in a variety of industries. Mr. Wilkinson serves or has served as a director of numerous venture-backed companies, both public and private.
Mr. Wilkinson was selected as a director due to his strong leadership skills and his valuable understanding of our history gained as a founding investor. With over 35 years of venture capital experience, Mr. Wilkinson also brings a unique perspective to the Board. He has overseen the successful growth and evolution of numerous businesses and understands the challenges of leading both private and public companies through changing economic conditions and that boards of directors must work together in a collegial and effective manner to provide appropriate guidance to management.

Robert A. Bruggeworth	Age: 53

Mr. Bruggeworth has served as our President since June 2002 and Chief Executive Officer since January 2003. He was appointed to the Board of Directors in January 2003. He served as our Vice President of Wireless Products from September 1999 to January 2002 and President of Wireless Products from January 2002 to June 2002. Mr. Bruggeworth was previously employed at AMP Inc. (now TE Connectivity LTD), a supplier of electrical and electronic connection devices, from July 1983 to April 1999. He held a number of manufacturing and engineering management positions at AMP Inc., most recently as Divisional Vice President of Global Computer and Consumer Electronics based in Hong Kong, China. Mr. Bruggeworth is a member of the board of directors of Mine Safety Appliances Company, a publicly traded global leader in the development, manufacture and supply of sophisticated safety products that protect people’s health and safety.

Mr. Bruggeworth was selected as a director because his position as Chief Executive Officer and President puts him directly in a position to understand our business and the challenges and issues that we face. In addition, Mr. Bruggeworth provides the Board with strong leadership skills and substantial global business experience. Mr. Bruggeworth brings over 25 years of experience in the technology sector to the Board, including specific expertise with respect to manufacturing, marketing and material sourcing for high technology products.

Daniel A. DiLeo	Age: 66

Mr. DiLeo was elected to the Board of Directors in August 2002. He is currently the principal of Dan DiLeo, LLC, a consulting firm that he founded in March 2002. Mr. DiLeo was an Executive Vice President of Agere Systems Inc., a manufacturer of semiconductor components and optoelectronics, from March 2001 to April 2002. He served as President of the Optoelectronics Division of Lucent Technologies, Inc., a manufacturer of semiconductor components and optoelectronics, from November 1999 to March 2001, Vice President from June 1998 to October 1999 and Vice President of the wireless business unit from January 1995 to May 1998. He currently sits on the board and/or advises several private semiconductor device companies in the U.S. and Europe. From May 2000 to May 2009, Mr. DiLeo also served as a director of Data I/O Corporation, a publicly traded company that designs and manufactures equipment and software to program devices for original equipment manufacturers.

Mr. DiLeo was selected as a director because he has over 35 years of experience in the semiconductor industry, including specific expertise in device design, development, manufacturing and marketing. He has advised the boards of directors of several high tech start-ups in Europe and the U.S. with a focus on early stage and turnaround strategies and funding, and has acted as a mentor to new CEOs. In addition, Mr. DiLeo also brings to the Board extensive knowledge of global markets, capital expansion and strategic development.

Jeffery R. Gardner	Age: 54

Mr. Gardner was appointed to the Board of Directors in November 2004. Since January 2006, Mr. Gardner has been the President, Chief Executive Officer and a member of the board of directors of Windstream Corporation, a publicly traded spin-off of the landline business of ALLTEL Corporation that provides voice, broadband and entertainment services to customers in 48 states. From January 2000 to December 2005, Mr. Gardner was the Executive Vice President and Chief Financial Officer of ALLTEL. From August 1998 to January 2000, he was the Senior Vice President of Finance and the Treasurer of ALLTEL. He is currently an NACD Leadership Fellow, having completed the NACD’s program for corporate directors. Mr. Gardner is a member of the Business Roundtable, an association of chief executive officers of leading U.S. companies. He also is former Chairman of the United States Telecom Association. Mr. Gardner has been in the communications industry since 1986 and joined ALLTEL in 1998 when ALLTEL and 360 Communications Company merged. At 360 Communications, Mr. Gardner held a variety of senior management positions, including: Senior Vice President of Finance, which included treasury, accounting and capital markets responsibilities; President of the Mid-Atlantic Region; Vice President and General Manager of the Las Vegas market; and Director of Finance. Since 2008, he has served as a member of the Executive Committee of USTelecom, a telecommunications trade association.

Mr. Gardner was selected as a director because his experience as a current CEO and former CFO of public companies in the wireless telecommunications industry provides the Board with valuable industry insight, including extensive knowledge regarding the requirements of downstream customers. Additionally, Mr. Gardner brings to the Board specific expertise in the areas of strategic development, finance, financial reporting and accounting and internal controls.

John R. Harding	Age: 59

Mr. Harding was appointed to the Board of Directors in November 2006. Mr. Harding co-founded and is Chairman, President and Chief Executive Officer of eSilicon Corporation, a privately held company that designs and manufactures complex, custom chips for a broad and growing portfolio of large and small firms. Before starting eSilicon Corporation in May 2000, Mr. Harding served as President, Chief Executive Officer, and director of the publicly traded Cadence Design Systems, Inc., which acquired his former employer, Cooper & Chyan Technology, Inc. Mr. Harding has held a variety of senior management positions at Zycad Corporation and his career also includes positions with TXL and IBM Corporation. Mr. Harding has also held leadership roles at Drew University and Indiana University (IU), where he was Vice Chairman of the Board of Trustees and a member of IU’s School of Public and Environmental Affairs Advisory Board, respectively. In addition, Mr. Harding currently serves on the board of directors of AMD and has served as a member of the Steering Committee at the U.S. Council on Competitiveness and was a former National Academies' Committee member for Software, Growth and Future of the U.S. Economy. In 2012, Mr. Harding was re-elected as the value chain producer director to the board of directors of the Global Semiconductor Alliance, a position he has held since 2010. Mr. Harding is a frequent international speaker on the topics of innovation, entrepreneurship and semiconductor trends and policies.

Mr. Harding was selected as a director because his experience as Chairman and CEO of eSilicon Corporation provides the Board with a deep understanding of the challenges and issues facing semiconductor companies. In addition, Mr. Harding brings to the Board substantial operational experience, business acumen, and expertise in corporate strategy development gained from his experience as an entrepreneur starting several successful companies.

Masood A. Jabbar	Age: 64

Mr. Jabbar was appointed to the Board of Directors in March 2009. Mr. Jabbar is a private investor in start-up companies. Mr. Jabbar worked at Sun Microsystems, Inc. from 1986 to 2003, where he served in a series of progressively responsible roles including President of the Computer Systems Division, Chief Financial Officer of the $10 billion Sun Microsystems Computer Corporation, and Executive Vice President of Global Sales Operations. Mr. Jabbar’s career at Sun Microsystems, Inc. culminated as Executive Vice President and Advisor to the Chief Executive Officer, where he was responsible for advising the CEO on critical strategic issues. Prior to joining Sun Microsystems, Inc., Mr. Jabbar spent ten years in finance and accounting at Xerox Corporation and two years at

IBM Corporation. Mr. Jabbar is also a member of the Board of Directors of Silicon Image, Inc., a publicly traded fabless semiconductor company serving consumer electronics markets, JDS Uniphase Corporation, a publicly traded optical communications, test and measurement company, Calypso Technology Inc., a privately held company in the United States, and Trice Imaging, Inc., a privately held company in the United States. Mr. Jabbar previously served as a member of the board of directors of MSC Software, Inc., a former publicly traded design automation simulation software company, from June 2005 to February 2007 and again from March 2009 to September 2009, and Openwave Systems Inc., a publicly traded designer of software for mobile devices and wireless infrastructure, from August 2003 to November 2007. Mr. Jabbar also served as a member of the board of directors of The Picsel Group, a mobile user interface software company based in the United Kingdom, from January 2003 to May 2009.

Mr. Jabbar was selected as a director because he brings to the Board significant mergers and acquisitions and sales and marketing expertise gained from his experience at Sun Microsystems, Inc. Mr. Jabbar also brings extensive experience as an executive in sales and marketing with significant international experience. In addition, Mr. Jabbar's experiences at Xerox and as CFO of Sun Microsystems Computer Corporation provide the Board with valuable accounting and financial reporting expertise.

Casimir S. Skrzypczak	Age: 73

Mr. Skrzypczak was appointed to the Board of Directors in November 2007. Prior to serving as one of our directors, Mr. Skrzypczak served as a director of Sirenza Microdevices, Inc., or Sirenza, from January 2000 until it was acquired by us in November 2007. Mr. Skrzypczak’s appointment to our Board was made pursuant to the merger agreement for the Sirenza acquisition. From November 1999 to July 2001, Mr. Skrzypczak served as a Senior Vice President at Cisco Systems, a networking systems company, where he was responsible for the delivery and support of Cisco’s Products and Solutions for the Service Provider Market. He also managed Cisco’s worldwide Professional Services Group. Prior to joining Cisco, Mr. Skrzypczak served as a Group President at Telcordia Technologies, a telecommunications company, from March 1997 to October 1999. From 1985 to March 1997, Mr. Skrzypczak served as President of NYNEX Science & Technology, Inc., a subsidiary of NYNEX Corporation, a telecommunications company. At NYNEX, Mr. Skrzypczak was responsible for the formulation of NYNEX’s technology plans and network architecture, including the management and direction of NYNEX’s research and development programs. Mr. Skrzypczak also serves on the board of directors of a number of privately held companies. He previously served as a director of JDS Uniphase Corporation, a publicly traded optical communications, test and measurement company, from July 1997 to November 2011; RCN Corporation, a publicly traded cable service provider, from October 2009 to August 2010; ECI Telecom Ltd., a publicly traded supplier of telecommunications networking solutions, from July 2002 to September 2007; WebEx Communications, a publicly traded provider of web communications services, from August 2002 to June 2007; and Somera Communications, a publicly traded refurbished network equipment supplier, from October 2003 to September 2006.

Mr. Skrzypczak was selected as a director because his experience as a director of Sirenza provides the Board with valuable insight into the Multi-Market Products Group, or MPG, business. Additionally, Mr. Skrzypczak brings to the Board valuable public company board experience, including service as a lead director and chairman of a compensation committee and a governance committee. Due to Mr. Skrzypczak’s many years of experience in the technology sector, he is widely regarded as an expert on telecommunications network design, planning and evolution. Mr. Skrzypczak also contributes valuable strategic planning skills gained from his experience at NYNEX.

EXECUTIVE OFFICERS
Our current executive officers, their ages as of May 2, 2014, and titles are as follows:

Name	Age	Title
Robert A. Bruggeworth	53	President and Chief Executive Officer
Barry D. Church	52	Vice President, Corporate Controller and Principal Accounting Officer
Steven E. Creviston	50	Corporate Vice President and President of Cellular Products Group
Norman A. Hilgendorf	53	Corporate Vice President and President of Multi-Market Products Group
William A. Priddy, Jr.	53	Chief Financial Officer, Corporate Vice President of Administration and Secretary
Suzanne B. Rudy	59	Vice President, Corporate Treasurer, Compliance Officer and Assistant Secretary
James D. Stilson	67	Corporate Vice President of Operations
Certain information with respect to our executive officers is provided below. Officers are appointed to serve at the discretion of the Board. Information regarding Mr. Bruggeworth is included in the director profiles set forth above.
Barry D. Church has served as Vice President, Corporate Controller and Principal Accounting Officer since September 2001. He began his employment with us in March 1998. From March 1998 until August 1998, Mr. Church was Manager of Financial Planning and from September 1998 until September 2001 he was Controller. In addition to his tenure at RFMD, Mr. Church has 13 years of experience in various financial positions at Sara Lee Corporation and AT&T, Inc.
Steven E. Creviston has served as Corporate Vice President and President of Cellular Products Group, or CPG, since August 2007. From May 2002 to August 2007, he served as a Corporate Vice President of CPG, which was known as Wireless Products until April 2004. He began his employment with RFMD in December 1994 as Strategic Account Manager. From May 1997 to May 1999, Mr. Creviston was Director of Account Management, from June 1999 to April 2001 he was Product Line Director, and from May 2001 to May 2002 he was Divisional Vice President.
Norman A. Hilgendorf has served as President of RFMD’s Multi-Market Products Group, or MPG, since October 2011. From November 2007 until October 2011, he served as Vice President, Business Development. From 2000 to 2007, Mr. Hilgendorf served in a variety of roles for Sirenza Microdevices, Inc., which was acquired by RFMD in November 2007, including Chief Operating Officer, President – SMDI Segment, Chief Strategy Officer, VP Business Development and Strategic Marketing, and VP Sales and Marketing. Prior to Sirenza, he was Vice President and General Manager at Richardson Electronics, Ltd., a distributor of electronic components.
William A. Priddy, Jr. has served as Chief Financial Officer and Corporate Vice President of Administration since July 1997 and as Secretary since July 2003. He was Controller from December 1991 to December 1993, Treasurer and Controller from December 1993 to September 1998, and Vice President of Finance from December 1994 to July 1997. Prior to joining RFMD, Mr. Priddy was employed for five years with Analog Devices, Inc. in various positions in finance and marketing.
Suzanne B. Rudy has served as Vice President and Corporate Treasurer since November 2002 and as Compliance Officer and Assistant Secretary since January 2004. She has also served on the board of directors of Delta Apparel, Inc. since January 2012 and is currently an NACD Leadership Fellow. She was Corporate Treasurer from May 1999 until November 2002. Prior to joining RFMD, Ms. Rudy was employed for eight years at Precision Fabrics Group Inc. as Controller and for six years at BDO Seidman, LLP, most recently as a Tax Manager.
James D. Stilson has served as Corporate Vice President of Operations since January 2004. From July 1999 to January 2004, Mr. Stilson was the President of ASE Korea, Inc., a semiconductor assembly and test solution provider. From November 1997 to July 1999, he was the General Manager of Motorola Korea Ltd., which was purchased by the ASE Group to form ASE Korea, Inc. From April 1995 to November 1997, he was the Assistant General Manager of Motorola Korea Ltd.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, RFMD’s directors, officers and beneficial owners of more than ten percent of RFMD’s common stock are required to report their beneficial ownership of common stock and any changes in that ownership to the SEC. Specific dates for such reporting have been established, and we are required to report any failure to file by the established dates. To our knowledge, all of these filing and reporting requirements were satisfied by our directors, officers and principal shareholders during the most recent fiscal year.
CODES OF ETHICS
Effective February 2004 and as most recently amended in May 2011, the Board adopted a Code of Business Conduct and Ethics to provide guidance on maintaining our commitment to high ethical standards. The Code of Business Conduct and Ethics applies to employees, officers, directors, agents and designated representatives of RFMD and our subsidiaries. We also adopted a separate code of ethics in February 2004 that is applicable specifically to the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller and Treasurer.
Copies of both of these codes are available in the “Investors” section of our website under the heading “Corporate Governance” at http://www.rfmd.com or may be obtained by contacting the Investor Relations Department at 7628 Thorndike Road, Greensboro, North Carolina 27409-9421. In the event that we amend one or more of the provisions of either of our codes that requires disclosure under applicable law, SEC rules or NASDAQ listing standards, we intend to disclose such amendment on our website. Any waiver of the codes with respect to any executive officer or director of RFMD must be approved by the Board and will be promptly disclosed, along with the reasons for the waiver, as required by applicable law or NASDAQ rules.
AUDIT COMMITTEE
The Audit Committee is a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee operates under a written charter adopted in May 2000 and most recently amended in May 2013. The Audit Committee is appointed by the Board to assist the Board in its duty to oversee our accounting, financial reporting and internal control functions and the audit of our financial statements. The Committee’s responsibilities include, among others, direct responsibility for: (a) hiring, firing, overseeing the work of and determining the compensation for the independent registered public accounting firm, which reports directly to the Audit Committee; (b) approving all audit and permissible non-audit services to be provided by the independent registered public accounting firm and establishing a policy for such approval; (c) periodically reviewing the significant accounting principles, policies and practices followed by RFMD in accounting for and reporting its financial results; (d) preparing the report of the Audit Committee required by SEC rules to be included in our proxy statement; (e) discussing from time to time with the independent registered public accounting firm and our accounting and internal audit management personnel whether RFMD is subject to any material risks or exposures and how management has attempted to minimize any such risk; and (f) establishing procedures for the receipt, retention and treatment of complaints received by RFMD regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.
The current members of the Audit Committee are Messrs. Gardner (Chairman), Jabbar, and Skrzypczak, none of whom is an employee of RFMD and each of whom is independent under existing NASDAQ listing standards and SEC requirements. The Board has examined the SEC’s definition of “audit committee financial expert” and determined that Mr. Gardner satisfied this definition for fiscal year 2014 and fiscal year 2015.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

It is RFMD’s policy to ensure that the total compensation of each of our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated executive officers, to whom we refer to collectively as the Named Executive Officers, reflects individual performance and rewards strong operating performance in the near term and completion of key initiatives that drive profitability and shareholder value in the longer term. Cash compensation consists of base salary and cash bonuses, and typically accounts for approximately 40% of each Named Executive Officer’s total compensation. Cash bonuses are based on corporate performance relative to financial goals that are established by the Compensation Committee on a semi-annual basis. Equity-based compensation is also set by the Compensation Committee and consists of service-based restricted stock units and performance-based restricted stock units and typically accounts for approximately 60% of each Named Executive Officer’s total compensation. Approximately 50% of the performance-based restricted stock units are tied to specified annual performance goals for the Company and the other 50% are tied to shareholder returns over a three-year period. While service-based restricted stock units provide important retention and medium-term and long-term incentives for our Named Executive Officers, performance-based restricted stock units provide both short-term incentives to complete specified annual business goals that we believe drive longer-term shareholder value and longer-term incentives because, once earned, they vest over time.

In fiscal 2014, we increased base salaries for our Named Executive Officers by an average of 2.3% in order to keep their base salaries competitive with those of their peers and awarded service-based restricted stock units in amounts consistent with our historical practices. Additionally our Named Executive Officers were awarded performance-based restricted stock units at 120% of the targeted number of units based on our achievement of five out of six specified performance goals (as discussed in more detail below), which we refer to as Performance-Based RSUs. Each Named Executive Officer was also awarded 78.6% of his targeted number of performance-based restricted stock units based on our total shareholder return, or TSR, in comparison to the TSR of a benchmark index, which we refer to as TSR Performance RSUs.

As a result of our strong financial performance in fiscal 2014, in the first half of the year, the Named Executive Officers received cash bonuses at 159.9% of their annual fiscal 2014 target percentage, and in the second half of the year, they received cash bonuses at 67.4% of such percentage. In fiscal 2014, our overall revenue increased 19.1% to $1,148.2 million, primarily due to increased demand for our cellular RF solutions for smartphones and WiFi products. Our gross margin for fiscal 2014 increased to 35.3% as compared to 31.7% for fiscal 2013. This increase was primarily due to manufacturing and sourcing-related cost reductions and increased demand, which was partially offset by average selling price erosion. Our operating income was $27.3 million in fiscal 2014 as compared to an operating loss of $15.7 million in fiscal 2013. This increase was primarily due to higher revenue and improved gross margin, which was partially offset by increased personnel expenses, impairment of in-process research and development, increased consulting expenses, restructuring expenses associated with achieving both manufacturing efficiencies and operating expense reductions, expenses related to the proposed transaction with TriQuint, and expenses related to the phase out of manufacturing and sale of our U.K.-based GaAs facility. We generated positive cash flow from operations of $130.8 million for fiscal 2014 as compared to $71.3 million for fiscal 2013.

The Compensation Committee decided not to make any changes to the elements or objectives of our compensation program in response to the results of the advisory vote to approve the compensation of our Named Executive Officers held at the 2013 Annual Meeting of Shareholders, in which more than 92% of voted shares were voted in favor of our Named Executive Officers’ compensation.

We believe our compensation program provides a balanced and stable foundation for achieving our intended objectives. Our compensation philosophy emphasizes team effort, which we believe fosters rapid adjustment and adaptation to fast-changing market conditions and helps us achieve not only our short-term and long-term goals, but also aligns the interests of our management team with those of RFMD and our shareholders.

As discussed below under “Compensation Decision-Making Processes - Other Compensation Policies,” we utilize comparative industry data to establish each Named Executive Officer’s range of base salary and equity-based compensation award opportunities, attempt to ensure that all compensation components are tax deductible to RFMD to the extent practicable and linked to company performance, maintain policies to prevent inappropriate backdating, spring-loading or repricing of options or stock awards, and do not provide “perquisites” to our executive officers.

Compensation Program

Compensation Program Objectives and Philosophy

The objectives of RFMD’s compensation program are to enhance our ability to recruit and retain qualified management, motivate executives and other employees to achieve established performance goals and ensure an element of congruity between the financial interests of the executive management team and our shareholders. We believe the competition in our industry for qualified executives, including our Named Executive Officers, is extremely strong. To attract and retain highly qualified employees, we must maintain an overall compensation package that is competitive with those offered by our peer group companies and other competitors within our industry.

We do not establish subjective or objective goals or performance criteria based on individual performance for each Named Executive Officer or other members of management, although we do evaluate individual performance when making compensation decisions. Rather, we believe strongly that focusing on the management team as a group and company performance as a whole results in greater long-term success, and we currently condition all cash incentive and performance-based equity awards on the achievement of corporate financial, operational or stock price performance goals established by the Compensation Committee.

We believe that substantial equity ownership provides important medium- and long-term incentives and encourages the Named Executive Officers to take actions favorable to the long-term interests of RFMD and our shareholders. Accordingly, equity-based compensation subject to vesting requirements makes up a significant portion of the overall compensation of our Named Executive Officers.

Compensation Program Design

Our compensation program is designed to attract, retain and motivate employees and to reward them for achievements that we believe will bring RFMD success and likewise reward shareholders as a result of our success. This program is designed to be competitive with those of the companies in our industry with which we must vie for talent.

Our qualified defined contribution 401(k) plan is the only retirement plan available to our employees in the United States. To complement our 401(k) plan, we typically make significant annual service-based and performance-based equity awards to our Named Executive Officers that have extended vesting periods. Starting in fiscal 2014, we began awarding 50% of the performance-based awards as TSR Performance RSUs, which are earned based upon our TSR in comparison to the TSR of a benchmark index over a three-year period, and 50% as Performance-Based RSUs, which are earned based on the achievement of certain specified milestones. The purpose of these awards, which are discussed in more detail below, is to serve as both a retention and incentive mechanism in order to create value for both the award recipient and our shareholders. Each Named Executive Officer has a substantial portion of his potential financial net worth at risk because it is equity-based, and thus its value is dependent on and determined by our future performance.

Shortly before the end of each of fiscal 2013 and fiscal 2014, the Compensation Committee considered the following factors in establishing the compensation of our Named Executive Officers for the subsequent fiscal year:

•
RFMD’s overall operating performance during the fiscal year and the achievements of the Named Executive Officers with respect to: (a) progress that each business unit made in achieving its long-term strategic goals, including securing business from key customer accounts; (b) new products in development, scheduled for introduction or recently introduced; (c) generation of increased revenues; (d) our performance in relation to our industry competitors; (e) productivity improvements; and (f) profitability.

•
Individual performance appraisals of our Named Executive Officers and their contributions toward our performance goals and other objectives as established by the RFMD’s Board of Directors, or the Board, and the Compensation Committee, including assessments of each Named Executive Officer’s: (a) vision and strategy with respect to his individual business responsibilities; (b) work ethic and ability to motivate and influence others; (c) self-development and development of subordinates; and (d) execution of assigned tasks.

•
The compensation packages for executives who have similar positions and levels of responsibility at other publicly-held U.S. manufacturers of radio frequency components and other relevant products in similar markets (semiconductors).

Compensation Decision-Making Processes

The Compensation Committee

The Compensation Committee is appointed by the Board to exercise the Board’s authority concerning compensation of the executive management team (including the Named Executive Officers), to make recommendations to the Board regarding compensation of our non-employee directors and to administer our stock-based and incentive compensation plans. The Committee typically meets in separate session in connection with regularly-scheduled meetings of the Board. In addition, the Committee sometimes schedules special meetings or non-meeting “work sessions,” either by telephone or in person, as necessary to fulfill its duties. Meeting agendas are established by the Chairman after consultation with the Vice President of Human Resources, other members of the Committee and, if appropriate, Mr. Bruggeworth, our Chief Executive Officer.

The current members of the Committee are Mr. DiLeo, Mr. Wilkinson and Mr. Harding, who serves as Chairman of the Committee. Each of these Committee members served on the Committee for all of fiscal 2014.

Role of the Compensation Consultants

During fiscal 2014, the Committee again retained the independent compensation consulting firm Compensia, Inc., which we refer to as Compensia, to assist it with executive and non-employee director compensation matters. The Committee selected Compensia based primarily on its principals’ depth of experience in the technology industry and its prior performance as a consultant to the Committee. Compensia’s recommendations to the Committee were generally in the form of suggested ranges for compensation or descriptions of policies that Compensia currently considers “best practices” in our industry.

During fiscal 2014, Compensia only worked for the Committee and performed no additional services for RFMD or any of the Named Executive Officers. The Committee Chairman approved all work performed by Compensia and received and approved copies of all invoices for services submitted by Compensia.

Additionally, during fiscal 2013, the Committee engaged the independent compensation consulting firm Connell & Partners, a division of Gallagher Benefits Services, which we refer to as C&P, to update our peer group and provide an analysis of director compensation, in each case for the Committee’s use in setting fiscal 2014 compensation. The Committee selected C&P based on its experience and knowledge of certain performance metrics in the technology industry.

During fiscal 2014, neither the Committee nor our management used the services of any other compensation consultant other than Compensia.

All of the work performed by Compensia is performed at the direction of the Committee. In connection with its engagement of Compensia, the Committee determined that Compensia was independent and that its engagement did not present any conflicts of interest.

Role of Executives in Establishing Compensation

During fiscal 2014, and as is typical at RFMD, there was a continuing dialogue among our Chief Executive Officer, other members of management (particularly the Vice President of Human Resources), Compensia, and Committee members regarding fiscal 2014 compensation considerations. Each of these parties was and continues to be encouraged to propose ideas or issues for the Committee to consider and evaluate with respect to our compensation structure and philosophy.

The Committee, with the assistance of Compensia, establishes the annual base salary, bonus opportunities and equity incentive awards for our Chief Executive Officer, Mr. Bruggeworth. Mr. Bruggeworth typically recommends to the Committee the annual base salary, bonus opportunities and equity award opportunities for the other members of the executive management team, including the other Named Executive Officers, for the Committee’s review, modification and approval.

To assist the Committee in overseeing compensation practices, the Committee periodically requests that the Human Resources, Finance and Treasury Departments’ personnel gather and present information on compensation-related topics. Certain members of the executive management team or other employees therefore attended portions of some Committee meetings during fiscal 2014 in order to fulfill these requests. Our Vice President of Human Resources attends most of the

Committee’s meetings and typically serves as secretary of the meeting, but does not participate in executive sessions or any portion of any meeting where his own compensation is being discussed. Our Chief Executive Officer also attended most of the Committee’s meetings during fiscal 2014, but did not participate in any portion of any meeting where his own compensation was being determined. In addition, when deemed appropriate, the Committee held all or a portion of certain meetings during fiscal 2014 in executive session with only Committee members and, in several instances, representatives of Compensia present.

Use of Industry Comparative Data

We operate in a highly competitive industry in which retention of qualified personnel is a critical factor in operating a successful business. As such, we try to understand as much as possible about the total compensation levels and practices at other companies in our industry. Determining the relevant companies to use for such comparative purposes is not a simple task. With the help of our compensation consultants and our Human Resources Department, the Committee has developed a peer group of companies that it reviews at least annually and, if appropriate, adjusts periodically. The companies included in this peer group generally have revenues ranging from one-half to two times our annual revenue and are in the semiconductor, wireless components or sub-systems businesses. The peer group is comprised such that the median revenue size of the peer group is at or close to our projected annual revenue. At the time of the development of the peer group, RFMD was at the 48th percentile of revenues and the 33rd percentile of market capitalization of these companies. The peer group used in fiscal 2014 consisted of the following 21 companies:

Aeroflex Holding Corp.	Integrated Device Technology, Inc.	Photronics, Inc.
Atmel Corporation	International Rectifier Corporation	PMC-Sierra, Inc.
Cirrus Logic, Inc.	Intersil Corporation	Semtech Corp.
Cree, Inc.	LSI Corporation	Silicon Laboratories Inc.
Cypress Semiconductor Corporation	Microchip Technology Incorporated	Skyworks Solutions, Inc.
Diodes Incorporated	Microsemi Corporation	Spansion, Inc.
Fairchild Semiconductor International, Inc.	OmniVision Technologies, Inc.	TriQuint Semiconductor, Inc.

The Committee modified RFMD’s peer group with assistance from C&P during fiscal 2013 for purposes of setting compensation for fiscal 2014 due to the fact that some of the members in the 2013 peer group no longer satisfied our peer group revenue requirements.

In addition to peer group data, the Committee also uses proprietary broader-based semiconductor industry and technology sector compensation data. In general, this comparative data is used by the Committee to test, verify and gauge the suitability of the peer group data as a comparative tool.

Other Compensation Policies

With the assistance of the Committee, Compensia and the executive management team, we have developed a number of policies and practices that we relied upon during fiscal 2013 and fiscal 2014 and expect to continue to rely upon during fiscal 2015:

•
We generally have used comparative competitive data to establish base salaries for each Named Executive Officer at approximately the 50th percentile of the peer group and have provided cash performance incentives that, if earned at target, enabled the Named Executive Officer group to be eligible to earn total annual cash compensation at a level between the 50th and 75th percentile of the peer group. Within these industry comparable ranges, we specifically consider each Named Executive Officer’s performance and level of responsibility in comparison to the other Named Executive Officers when establishing base salaries and make adjustments we deem appropriate from the industry comparable position to ensure internal consistency in executive compensation. As discussed in more detail below under “Elements of Compensation - Cash Incentive Opportunities,” our bonus target was a percentage of the Named Executive Officer’s base salary that he was eligible to earn under the objective bonus criteria discussed below. The bonus program is structured so that the higher the level of the respective Named Executive Officer’s responsibility at RFMD, the greater the individual’s percentage of potential total performance-based cash compensation. For fiscal 2014, the performance-based cash compensation target was 100% of base salary for Mr. Bruggeworth, 75% for Messrs. Priddy, Creviston and Stilson, and 60% for Mr. Hilgendorf. This reflects the Committee’s view that Mr. Bruggeworth, as our CEO, bears overall management responsibility for RFMD, while our other Named Executive Officers have more narrow responsibilities tied to a particular business unit or function. Based on relevant peer group data, the fiscal 2015 target bonus percentage was increased to 115% for Mr. Bruggeworth. The bonus remained at 75% for each of Messrs. Priddy, Creviston and Stilson, and 60% for Mr. Hilgendorf.

•
We have worked to ensure that a substantial amount of each Named Executive Officer’s total equity compensation was performance-based, linked to our operating performance, and designed so that in the long-term, its value was largely derived from the market price of our common stock. While each individual compensation component, as well as the allocation of the cash components between base salary and the performance-based bonus opportunity, has been set based on peer group comparables, based on recommendations of Compensia as to best practices in our industry, we have established a policy that approximately 60% of the value of each Named Executive Officer’s potential equity awards will be linked to the successful achievement of certain pre-established, objective RFMD corporate financial, operational or stock price performance goals. See “Elements of Compensation - Performance-Based Restricted Stock Units” below for more information.

•
Awards of performance-based restricted stock units are linked to milestones on projects or key initiatives that the Committee believes have a strong potential to impact longer-term shareholder value creation, while cash incentive awards are linked to specified metrics for our operating performance.

•
We established an aggregate level of equity awards that approximated the median peer group run rate for such awards and that did not produce a level of stock plan overhang that was greater than the median of the peer group.

•
Under the RF Micro Devices, Inc. 2012 Stock Incentive Plan, or the 2012 Plan, no participant may be granted awards in any 12-month period for more than 2,000,000 shares of common stock (or the equivalent value thereof based on the fair market value per share of the common stock on the grant date of the award). Under the RF Micro Devices, Inc. 2003 Stock Incentive Plan, or the 2003 Plan, no participant may have been granted awards in any 12-month period for more than 800,000 shares of common stock (or the equivalent value thereof based on the fair market value per share of the common stock on the grant date of the award). We take these limitations into account in setting equity awards when they are applicable, which was not the case in fiscal 2014.

•
We attempted to ensure that cash and equity components of total compensation were tax deductible, to the maximum extent possible, by the use of shareholder-approved plans that are intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.

•
We prohibit the backdating or spring-loading of equity awards. To further that goal, we generally grant service-based restricted stock units once a year to existing employees on or around the annual shareholder meeting date, and performance-based restricted stock unit opportunities generally are established shortly after the beginning of the fiscal year within the time constraints required under Section 162(m) of the Code.

•	We prohibit the repricing of previously granted stock options or stock appreciation rights without shareholder approval.

•	We do not provide “perquisites” to our executive officers.

•
Our securities trading policy prohibits any hedging of our securities by executive officers. This includes purchasing any financial instrument or contract, including prepaid variable forward contracts, equity swaps, collars and exchange traded funds, which is designed to hedge or offset any risk of decrease in the market value of our common stock.

•	Our securities trading policy prohibits the pledging of our securities by executive officers.

•
As part of the Committee’s regular process for determining whether performance-based compensation goals have been met, our Internal Audit Department reviews our performance against the applicable metrics for cash bonus and performance-based equity compensation, confirms the level of achievement of the applicable metrics and issues a report to the Committee.

The Committee also has additional responsibilities with respect to our compensation practices, which are set forth in its charter, which is available in the “Investors” section of our website under the heading “Corporate Governance” at http://www.rfmd.com.

Elements of Compensation

Compensation arrangements for our Named Executive Officers under our fiscal 2014 compensation program consisted of four components: (a) a base salary; (b) a formula-based, shareholder-approved cash bonus program intended to be compliant with Code Section 162(m) to the extent practicable; (c) the grant of equity incentives in the form of performance-based and service-based restricted stock units; and (d) other compensation and employee benefits generally available to all of our employees, such as health insurance, group life and disability insurance and participation in our 401(k) plan and our Employee Stock Purchase Plan, or ESPP. We believe our overall and individual grant practices are consistent with comparable industry levels and contain sufficient performance-based elements. Accordingly, with respect to compensation decisions for fiscal 2015 we generally expect to follow similar practices to those used in fiscal 2014, although we reserve the right to modify such practices if we think it is in our best interest to do so.

Base Salaries

The Committee reviews and establishes individual salaries for the Named Executive Officers annually. In determining individual salaries, the Committee considers the scope of job responsibilities, individual contributions, labor market conditions, peer group data and our overall annual budget guidelines for merit and performance increases. Historically, the Committee’s objective has been to deliver base compensation levels for each Named Executive Officer at or near the median level for the comparable position of the peer group. After taking these factors into account, the Committee approved an average base salary increase of 2.3% for the Named Executive Officers for fiscal 2014.

Cash Incentive Opportunities

A large part of each Named Executive Officer’s potential total annual cash compensation is intended to be at risk and linked to our operating performance.

As noted above, the fiscal 2014 target cash bonus percentage for each of our Named Executive Officers, which was established by the Committee as a percentage of each executive officer’s fiscal 2014 annual base salary, was 100% for Mr. Bruggeworth,75% for each of Messrs. Priddy, Creviston and Stilson, and 60% for Mr. Hilgendorf. For fiscal 2014, the cash bonus award opportunities were based on two separate six-month performance periods. For each six-month period, the metrics used to measure performance were sales and non-GAAP operating income. Each metric had an established minimum, target and maximum level, and constituted 50% of the total bonus opportunity during each performance period. No bonus would be earned unless RFMD achieved a minimum non-GAAP operating margin during the relevant period. The cash bonus opportunity for fiscal 2014 was weighted 50% for the first half of the year and 50% for the second half of the year so that each Named Executive Officer had the opportunity to earn a cash bonus award in an amount between 50% and 200% of his annual fiscal 2014 target bonus percentage during each six-month period, depending on our level of sales and non-GAAP operating income during the relevant period. The Committee decided to continue to use sales and non-GAAP operating income because it believed they were the two key metrics that would drive shareholder value in fiscal 2014. The bonus earned for each metric was pro-rated for performance between minimum and maximum levels for such metric. The following table sets forth the target bonus level for and the calculation of the cash bonus paid to Named Executive Officers for the first six-month period:

First Half of Fiscal 2014 Annual Cash Bonus Award Components and Results

Performance Metric	Minimum	Target	Maximum	Achieved Results	Bonus Percentage Achieved	Weighting	Payout % Factor
Sales	$493.0M	$548.0M	$658.0M	$603.7M	150.7%	50%	75.3%
Operating Income	$28.0	$43.0	$73.0	$63.7	169.2%	50%	84.6%

The same metrics above were used for the second six-month period. The following table sets forth the calculation of the cash bonus paid to each Named Executive Officer for the second six-month period:

Second Half of Fiscal 2014 Annual Cash Bonus Award Components and Results

Performance Metric	Minimum	Target	Maximum	Achieved Results	Bonus Percentage Achieved	Weighting	Payout % Factor
Sales	$535M	$617.0M	$697M	$544.4M	55.8%	50%	27.9%
Operating Income	$50.0	$89.0	$129	$76.4	79.0%	50%	39.5%

Cash bonuses for our Named Executive Officers, as well as for all of our other employees, when earned, are awarded pursuant to our Cash Bonus Plan. No minimum bonus is guaranteed. For fiscal year 2014, our compensation program was structured to provide our Named Executive Officers with the opportunity to earn, through a combination of base salary and target bonus awards, total cash compensation between the 50th and 75th percentile level of the peer group comparable positions.

For fiscal 2015, the Committee has again determined to measure cash bonus award opportunities based on two separate six-month performance periods, again using sales and non-GAAP operating income as the metrics for the first six-month period. Each metric has an established minimum, target and maximum level, and will constitute 50% of the total bonus opportunity. The Committee continues to believe that sales and non-GAAP operating income are the two key metrics that will drive shareholder value in fiscal 2015. However, in the event that the proposed transaction with TriQuint closes prior to September 27, 2014, the Committee has determined to utilize an alternative metric of gross margin to measure cash bonus opportunities for the first six-month period.

Each Named Executive Officer has the opportunity to earn a cash bonus award in an amount between 50% and 200% of fifty percent of his annual fiscal 2015 target bonus percentage during the first six-month period, depending on our level of sales and non-GAAP operating income. The fiscal 2015 target bonus percentage for each of our Named Executive Officers, which was established by the Committee as a percentage of each Named Executive Officer’s fiscal 2014 annual base salary, was increased to 115% (previously 100%) for Mr. Bruggeworth based on peer group data for chief executive officers and remained at 75% for each of Messrs. Priddy, Creviston and Stilson, and 60% for Mr. Hilgendorf. The bonus earned for each metric will be pro-rated for performance between minimum and maximum levels for such metric and no bonus will be earned unless RFMD achieves a minimum non-GAAP operating margin during the first six months of fiscal 2015.

In order to address the impact on bonuses of the potential shareholder approval and closing of the TriQuint transaction during the first performance period for fiscal 2015, the Committee determined that using an alternative metric was advisable in lieu of allowing the default rules under the Cash Bonus Plan to operate, which would result in a payout at 100% of target upon RFMD shareholder approval of the TriQuint transaction without regard to the achievement of any performance metric. Non-GAAP gross margin for fiscal 2015 calculated as of the last day of the month preceding the closing of the TriQuint transaction was the metric selected because of the Company’s strategic focus on improving its gross margin in fiscal 2015 and the belief that this metric would be an appropriate measure of financial performance of RFMD when the full six-month period was completed. The alternative metric has an established target and maximum level, and will constitute 100% of the total bonus opportunity. Any bonus earned based on the alternative metric will be pro-rated based on the number of days elapsed in the performance period until the closing of the TriQuint transaction. If the alternative gross margin metric is used, there will be a minimum payout of 50% of each Named Executive Officer’s bonus award for the first six-month period, subject to pro-ration as described above.

Subject to the closing of the TriQuint transaction, the Committee expects to establish the performance metrics for the second component of the cash bonus award for fiscal 2015, which is expected to be based on performance during the third and fourth quarters of fiscal 2015, during the third quarter of fiscal 2015.

Consistent with our industry and RFMD’s past practices and based on advice from Compensia, the Committee has again capped the fiscal 2015 potential cash bonus awards at two times each employee’s respective bonus target (subject to the fiscal year award limitation of $5,000,000 per participant applicable under the Cash Bonus Plan). In order to deduct the bonus compensation for tax purposes, the bonus program is shareholder-approved and intended to qualify under Code Section 162(m) to the extent practicable.

The fiscal 2015 minimum, target and maximum levels of sales and non-GAAP operating income and the target and maximum levels of non-GAAP gross margin as the alternative metric were derived from our internal operating plans, which are not disclosed publicly for competitive reasons. These target levels constitute confidential commercial and strategic financial information, and we believe that prospective disclosure of these targets would result in competitive harm to us. The Committee believes that the targeted levels of performance are challenging and reflect desired above-market performance, and thus typically would not be achieved all of the time. At the time the performance goals were established, the Committee also believed that performance at a level above the target level would be difficult, but not impossible, to achieve. The Committee recognizes that the likelihood of achievement in any given year may be different, and believes that the payout should be appropriate for the performance, regardless of how often it may happen. For the last five fiscal years, the Named Executive Officers have been awarded cash bonuses at the following percentages of the established target levels: fiscal 2010 (200%); fiscal 2011 (98.7%); fiscal 2012 (0%); fiscal 2013 (90.8%); and fiscal 2014 (113.7%).

Service-Based Restricted Stock Units

Our executive officers are also awarded service-based restricted stock units. We believe that these equity awards increase executive retention by providing important medium-term and long-term incentives for our Named Executive Officers and aligning their interests with the interests of RFMD and our shareholders.

For fiscal 2014, we issued service-based restricted stock units to certain members of the executive management team, including our Named Executive Officers. The amount of each award was determined by the Committee in August 2013 following our annual shareholders meeting after consideration of (a) each officer’s base salary, cash bonus award opportunities and performance-based restricted stock unit opportunities, (b) past accomplishments and performance, (c) overall responsibilities and anticipated performance required for the upcoming fiscal year, and (d) peer group comparables.  Consistent with the Committee’s philosophy of encouraging performance-based compensation, service-based restricted stock generally approximates 40% of the total value of all annual equity awards. The restricted stock units vest over a four-year period, with 25% vesting on each anniversary of the award date. Service-based restricted stock units for senior officers generally provide for continued vesting post-termination unless the Committee determines otherwise, subject to compliance with certain covenants, clawback provisions and other conditions. For fiscal 2014, the number of service-based shares of our common stock subject to restricted stock units earned by each Named Executive Officer, subject to the 2012 Plan equity cap discussed above, is shown below in the “2014 Grants of Plan-Based Awards Table.”

In fiscal 2015, we again expect to grant service-based restricted stock units to certain members of the executive management team, including our Named Executive Officers, during the second fiscal quarter. We expect to continue to use the same criteria we used in fiscal 2014 in setting these awards. We expect to condition post-termination vesting of service-based restricted stock units for senior officers on compliance with certain non-competition, non-disclosure, confidentiality and other covenants and the award, any underlying shares that vested following termination and any gain from the sale of such shares will be subject to recoupment or “clawback” by RFMD if such covenants are violated during the post-termination vesting period.

Performance-Based Restricted Stock Units

For fiscal 2014, approximately 60% of the annual equity awards granted to certain members of the executive management team, including each Named Executive Officer, were in the form performance-based restricted stock units. Fifty percent of these awards, which we refer to as TSR Performance RSUs, are earned based upon our TSR in comparison to the TSR of a benchmark index over a three-year period, and are designed to reward management for company-specific performance, as opposed to market-wide conditions overall. The other fifty percent of performance-based restricted stock unit awards, which we refer to as Performance-Based RSUs, are earned based upon the achievement of milestones on projects or key initiatives that the Committee believed had a strong potential to impact longer-term shareholder value creation. The milestones were objectives that in many cases advance our achievement of longer-term goals, and help ensure our continued performance as an industry leader. The achievement of these goals, as determined by the Committee, was team-based and applied to the executive management team as a group. There were no individually-based goals.

The TSR Performance RSUs can be earned and vest over a one-year, two-year and three-year performance period, beginning with a one-year period for fiscal year 2014. The number of TSR Performance RSUs earned for each performance period is determined based on our TSR performance measured against the TSR of the S&P SPDR Semiconductor ETF index during the performance period. Total shareholder return is measured by taking our average share price during the final 90 days of the relevant TSR performance period divided by the average share price during the 90 days prior to the start of fiscal 2014. The targeted amount of shares of our common stock subject to TSR Performance RSUs that could be earned by each Named Executive Officer was established by the Committee in June 2013 and the potential number of restricted stock units that could be earned in each performance period was based on a multiplier of the targeted amount that ranged from 0% to 200% based on our TSR in comparison to the TSR of the benchmark index. Based on our TSR for fiscal 2014 in comparison to the benchmark TSR, each Named Executive Officer was awarded 78.6% of his targeted number of TSR Performance RSUs for the year. For fiscal 2014, the number of shares of our common stock subject to TSR Performance RSUs earned by each Named Executive Officer, subject to the 2012 Plan equity cap discussed above, is shown below in the “2014 Grants of Plan-Based Awards Table.”

The fiscal 2014 milestones for Performance-Based RSUs consisted of six objectives relating to the accomplishment of specific manufacturing cost improvements, developing and qualifying a key second source supplier, expansion of business with a key customer, achievement of a reference design position, and meeting customer demand for specified products. The targeted amount of shares of our common stock subject to Performance-Based RSUs that could be earned by each Named Executive Officer was established by the Committee in June 2013. The number of restricted stock units earned was determined by the objectives met and the specific payout percentage that was assigned to those objectives. Upon completion of fiscal 2014, the Committee determined that five of the six objectives had been achieved. The goals achieved related to (a) the accomplishment of two specific manufacturing cost improvements, (b) developing and qualifying a key second source supplier, (c) achievement of a reference design position, and (d) meeting customer demand for specific products. Accordingly, each member of the executive management team was awarded 120% of his targeted number of performance-based restricted stock units. To further encourage executive retention and growth in shareholder value, the shares of our common stock subject to restricted stock units earned by each Named Executive Officer will vest over a three-year period, with 50% vesting following completion of the performance period and the remaining 50% vesting in equal annual installments over each of the following two years, as long as the Named Executive Officer is still employed by us on each such vesting date. For fiscal 2014, the number of shares of our common stock subject to Performance-Based RSUs earned by each Named Executive Officer, subject to the 2012 Plan equity cap discussed above, is shown below in the “2014 Grants of Plan-Based Awards Table.”

For fiscal 2015, each Named Executive Officer received a performance-based restricted stock unit award based upon (i) our TSR in comparison to the total shareholder return of the S&P SPDR Semiconductor ETF index substantially identical to the TSR Performance RSUs described above and (ii) our achievement of certain company performance objectives similar to the Performance-Based RSUs described above. The awards will be earned, if at all, by each Named Executive Officer based upon the following: (i) 50% will be TSR Performance RSUs that will be earned based upon our TSR in comparison to the TSR of the benchmark index over a three-year period; and (ii) 50% will be Performance-Based RSUs that will be earned based upon our achievement of between one to five performance objectives established by the Committee that must be satisfied during our current fiscal year ending March 28, 2015. With respect to the Performance-Based RSUs, there are five performance objectives: one relates to developing and qualifying a key second source supplier, one relates to internally developing and qualifying a new GaN semiconductor process, another relates to achieving a specified non-GAAP gross margin financial metric, and the final two relate to specific manufacturing-related improvements.

The number of shares of our common stock subject to Performance-Based RSUs to be earned by each Named Executive Officer, if any, will be determined following the end of fiscal year 2015. The shares of restricted stock earned by each Named Executive Officer at the end of the performance period, if any, will vest over a three-year period, with 50% vesting following completion of the performance period and the remaining 50% vesting in equal annual installments over each of the following two years. No shares will be issued unless, and then only to the extent that, an award is both earned and vested. For fiscal 2015, the maximum number of performance-based shares of our common stock subject to Performance-based RSUs that may be earned (150% of the targeted number) by each Named Executive Officer is as follows: Mr. Bruggeworth, 129,900; Mr. Priddy, 50,700; Mr. Creviston, 67,500; Mr. Stilson, 33,000; and Mr. Hilgendorf, 30,450.

The TSR Performance RSUs will be earned and vest over a one-year, two-year and three-year performance period, beginning with a one-year period for fiscal year 2015. The number of TSR Performance RSUs earned will be determined based on our TSR performance measured against the TSR of the S&P SPDR semiconductor ETF index during a TSR performance period. If certain threshold TSR levels specified in the relevant award agreement are met in a TSR performance period, the Named Executive Officer will be granted an award for a number of shares equal to the target number of common shares multiplied by the applicable percentage assigned to such TSR performance level. Depending on our relative TSR performance over the three TSR performance periods, the Named Executive Officer may earn up to 200% of the target number of TSR Performance RSUs. Total shareholder return is measured by taking the average share price during the final 90 days of the relevant TSR performance period divided by the average share price during the 90 days prior to the start of fiscal 2015. For fiscal 2015, the maximum number of performance-based shares of our common stock subject to TSR Performance RSUs that may be earned (200% of the targeted number) by each Named Executive Officer is as follows: Mr. Bruggeworth, 173,200; Mr. Priddy, 67,600; Mr. Creviston, 90,000; Mr. Stilson, 44,000; and Mr. Hilgendorf, 40,600.

Effective for performance-based restricted stock unit awards granted on or after May 2, 2012 to senior officers (including the Named Executive Officers), such awards, once earned, will continue to vest following the individual’s termination of employment unless the individual’s employment is terminated for cause or due to death, in which case the award will be forfeited.  However, if the individual fails to comply with certain non-competition, non-disclosure, confidentiality and other covenants, the award, any underlying shares that vested following termination and any gain from the sale of such shares will be subject to recoupment, or “clawback,” by RFMD.

Targeted levels of equity awards (including both service-based and performance-based awards) for each Named Executive Officer, as is the case with cash bonus awards, are established so that each individual has the opportunity to earn, if the maximum performance award levels are earned, a dollar value of equity awards that is between the 50th and 75th percentile level of the peer group comparable positions. As is the case with base salary and target bonus percentages, the target levels of performance-based and service-based restricted stock units for each Named Executive Officer are determined after consideration of (a) each officer’s base salary and cash bonus award opportunities; (b) past accomplishments and performance; (c) overall responsibilities and anticipated performance required for the upcoming fiscal year; and (d) peer group comparables.

For Performance-Based RSUs, we believe that the level of performance required to satisfy any of the objectives in any given year and reach the targeted award level should not be easily achievable. When we established the objectives for fiscal 2015 Performance-Based RSUs, we assigned an expected degree of difficulty of achieving each objective as either “medium” or “high” and two of the five objectives were rated as highly difficult to accomplish within the performance period. As for obtaining any awards equal to or greater than the target level of 100%, we believe that these payouts would be very difficult, but not impossible, to achieve. We recognize, however, that the likelihood of achievement of any level of award in any given year may be different, and believe that the amount of the award should be appropriate for the performance, regardless of how often it may happen. For the six fiscal years that we have granted performance-based restricted stock units based on completed objectives, we have averaged achieving five of the six goals per year. While this level of performance exceeds the expectations of the Committee, we believe it correlates with the performance attained. In addition, the Committee believes it is inherently difficult to predict whether these performance goals will be met, which is borne out by our experience that, at times, goals initially perceived by the Committee to have a high risk of failure are achieved, while those initially perceived to have a lower risk are not achieved. The Committee believes that one of the most important benefits to RFMD from the use of performance-based restricted stock units has been the sharp focus by all participating employees toward attaining the objectives as a team, including review on a monthly basis of the status of each objective by responsible employees.

Other Employee Benefits

Our Named Executive Officers are eligible to participate in the same employee benefit plans generally available to all of our employees, including health insurance, group life and disability insurance and eligibility to participate in our 401(k) and employee stock purchase plans. We do not maintain any deferred compensation plans.

Perquisites

Our Named Executive Officers do not receive any perquisites or personal benefits, as it has never been part of our culture to provide them. We believe that perquisites are viewed by some of our shareholders and employees as being discriminatory in nature and, as such, we have historically taken the position that these highly visible (and sometimes controversial) compensation components are not necessary to implement our current compensation philosophy and structure.

Employment Agreements

Historically, we have not entered into employment agreements with any of our Named Executive Officers because we believe that employment agreements have not been necessary in order to attract and retain talented personnel. However, due to the ever-changing marketplace in which we vie for talent, the Committee regularly reviews the need for employment agreements for some or all of our senior management team to help ensure that we remain competitive in our industry. In that regard, during fiscal 2009, the Committee determined that it was appropriate for us to enter into an employment agreement with our Chief Executive Officer, Mr. Bruggeworth. The Committee made this decision in order to help ensure that Mr. Bruggeworth devoted more of his time on longer-term strategic initiatives that are in our best interests, including those that may not be in his personal best interests. The employment agreement is thus structured in a way that the Committee believed would foster and incentivize Mr. Bruggeworth to conduct an unbiased evaluation of all strategic alternatives that might be available to us at any given time. The terms of this agreement are described in more detail below in the section entitled “Potential Payments upon Termination or Change-in-Control.” We have not entered into an employment agreement with any of the other Named Executive Officers.

Change in Control Compensation

We have entered into change in control agreements with each of our Named Executive Officers and certain other members of our executive management team. We entered into these agreements in order to acknowledge the respective employee’s importance to us and our shareholders and to attempt to avoid the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate organizational changes. During fiscal 2009, the Committee determined that it was appropriate for us to enter into amended and restated change in control agreements with each of our Named Executive Officers and certain members of our executive management team in order to comply with certain tax requirements imposed under Section 409A of the Code, and to reflect developing best practices and changes deemed appropriate by the Committee. Additionally, Mr. Bruggeworth’s change in control agreement was amended to conform to certain terms of the employment agreement he entered into with us earlier in fiscal 2009. The terms of these amended and restated change in control agreements are described in more detail below in the section entitled “Potential Payments Upon Termination or Change-in-Control.”

Conclusion

We believe our compensation program provides a balanced and stable foundation for awarding our Named Executive Officers for achieving our corporate objectives. As a result of our strong financial performance in fiscal 2014, the Named Executive Officers received cash bonuses at 113.7% of their annual fiscal 2014 target percentage. The objectives achieved under the Performance-Based RSU program during fiscal 2014 provided us with two specific manufacturing cost improvements, a new, qualified key second source supplier, a new reference design position, and the achievement of customer demand for specific products. Management, including our Named Executive Officers, was rewarded for these significant accomplishments with the grant of performance-based restricted stock units for shares of our common stock.

Our compensation philosophy emphasizes team effort, which we believe fosters rapid adjustment and adaptation to fast-changing market conditions. We believe that our combination of shorter-term cash incentive awards and longer-term service-based and performance-based restricted stock units, including three-year TSR Performance RSUs, will help us achieve our long-term goals and will continue to align the interests of the executive management team, including the Named Executive Officers, with those of RFMD and our shareholders during fiscal 2015 and beyond.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that accompanies this report with our management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 29, 2014.

This Compensation Committee Report shall not be incorporated by reference into any of our previous or future filings with the SEC, unless any such filing explicitly incorporates this Report.

The Compensation Committee

John R. Harding (Chairman)
Daniel A. DiLeo
Walter H. Wilkinson, Jr.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the Named Executive Officers for each of the fiscal years ended March 29, 2014. March 30, 2013, and March 31, 2012. The Named Executive Officers are: (i) our Chief Executive Officer, (ii) our Chief Financial Officer, (iii) the next three most highly compensated executive officers serving RFMD at March 29, 2014, as determined by their total compensation in the table below. We use a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year.

		Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total Compensation
Name & Principal Position	Year	($)	($)	($)	($)	($)
Robert A. Bruggeworth, President and Chief Executive Officer	2014 2013 2012	682,813 662,925 643,558	2,871,107 2,943,936 2,943,568	775,976 602,703 -	9,059 8,810 8,721	4,338,955 4,217,744 3,595,847

William A. Priddy, Jr., Chief Financial Officer, Corporate Vice President of Administration and Secretary	2014 2013 2012	369,393 358,634 348,157	1,121,641 1,150,248 1,265,083	314,845 244,286 -	8,923 8,667 8,428	1,814,802 1,761,835 1,621,668

Steven E. Creviston, Corporate Vice President and President of Cellular Products Group	2014 2013 2012	421,764 407,538 395,633	1,490,916 1,529,710 1,529,469	359,469 277,597 -	9,060 8,862 8,701	2,281,209 2,223,707 1,933,803

James D. Stilson, Corporate Vice President of Operations	2014 2013 2012	323,703 317,298 307,947	728,550 747,435 747,448	275,923 216,130 -	8,849 8,630 8,448	1,337,025 1,289,493 1,063,843

Norman A. Hilgendorf, Corporate Vice President and President of Multi-Market Products Group (4)	2014 2013	305,328 305,130	673,435 689,969	208,240 166,288	8,925 8,450	1,195,928 1,169,837

(1)
Represents the aggregate grant date fair value of service-based and performance-based restricted stock units granted during the fiscal years shown calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or ASC Topic 718, rather than an amount paid to or realized by the Named Executive Officer, disregarding the estimate of forfeitures related to service-based and performance-based, as applicable, vesting conditions. The aggregate grant date fair value is the amount we expect to expense in our financial statements over the award’s vesting schedule. See “Share-Based Compensation” in Note 14 of the Notes to the Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the assumptions used to calculate grant date fair value. There can be no assurance that the ASC Topic 718 grant date fair value amounts will ever be realized. Based on the achievement of five out of six of the performance metrics as approved by the Compensation Committee and the Board in May 2013, each Named Executive Officer received 120% of the target number of performance-based restricted stock units. See “2014 Grants of Plan-Based Awards Table” for information on grants awarded in fiscal year 2014.

(2)	Represents amounts paid under our Cash Bonus Plan.

(3)	Represents amounts contributed by RFMD to the accounts of the Named Executive Officers under our 401(k) plan.

(4)	Mr. Hilgendorf was not a named executive officer for the fiscal year ended March 31, 2012.

2014 GRANTS OF PLAN-BASED AWARDS TABLE

The following table provides information on restricted stock units and plan-based cash incentive awards granted to or earned by each of our Named Executive Officers with respect to fiscal year 2014. There can be no assurance that the amounts set forth in the “Grant Date Fair Value of Stock Awards” column will ever be realized.

Name	Grant Date (1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Possible Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	Grant Date Fair Value of Stock Awards ($) (5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert A. Bruggeworth	N/A	0	682,813	1,365,625
	6/6/2013				65,970	293,200	513,100
	8/14/2013							206,500	1,024,240
William A. Priddy, Jr.	N/A	0	277,045	554,090
	6/6/2013				25,785	114,600	200,550
	8/14/2013							80,600	399,776
Steven E. Creviston	N/A	0	316,323	632,646
	6/6/2013				34,245	152,200	266,350
	8/14/2013							107,300	532,208
James D. Stilson	N/A	0	242,777	485,555
	6/6/2013				16,740	74,400	130,200
	8/14/2013							52,400	259,904
Norman A. Hilgendorf	N/A	0	228,996	457,993
	6/6/2013				15,480	68,800	120,400
	8/14/2013							48,400	240,064

(1)	All equity awards granted to the Named Executive Officers in fiscal year 2014 were made pursuant to the 2012 Plan. The grant date above is determined in accordance with ASC Topic 718.

(2)
Each of the Named Executive Officers participates in our Cash Bonus Plan. The annual cash incentive award earned by each Named Executive Officer in fiscal 2014 is shown in the Summary Compensation Table under the column captioned “Non-Equity Incentive Plan Compensation.” The annual cash incentive opportunities available under the Cash Bonus Plan are described in greater detail under “Compensation Discussion and Analysis - Elements of Compensation - Cash Incentive Opportunities.”

(3)
Represents the number of shares of performance-based restricted stock units granted under the 2012 Plan with respect to performance in fiscal 2014. Under the 2012 Plan, no participant may be granted awards in any 12-month period for more than 2,000,000 shares of common stock (or the equivalent value thereof based on the fair market value per share of the common stock on the date of grant of an award). Fifty percent of these awards are earned based upon our TSR in comparison to the TSR of S&P SPDR Semiconductor ETF index over a three-year period, and fifty percent are earned based upon the achievement of milestones on projects or key initiatives. For the fiscal 2014 performance period, the relative TSR performance resulted in a 78.59% payout against the targeted number of shares. The milestone awards were awarded on May 14, 2014, after it was determined that five out of six of the performance objectives had been met with respect to fiscal 2014, resulting in a 120% payout based on the objectives met and the specific payout percentage that was assigned to those objectives. These awards vest in three installments, with 50% vesting following completion of the performance period, and the remaining 50% vesting in equal annual installments over each of the following two years, as long as the Named Executive Officer is still an employee of RFMD on each such vesting date. The actual number of shares of our common stock subject to the performance-based restricted stock units that were awarded as of May 14, 2014 is as follows: Mr. Bruggeworth, 291,133 shares; Mr. Priddy, 113,792 shares; Mr. Creviston, 151,127 shares; Mr. Stilson, 73,875 shares; and Mr. Hilgendorf, 68,315 shares. For a detailed discussion of the performance-based restricted stock units, see “Compensation Discussion and Analysis - Elements of Compensation - Performance-Based Restricted Stock Units,” above.

(4)
These service-based restricted stock units granted under the 2012 Plan vest and are payable in shares of RFMD common stock after they are earned (in whole or in part) and no longer subject to forfeiture. These service-based restricted stock units vest over a period of four years and any unvested portion of such awards is generally forfeited upon termination of employment. However, in the event of termination of employment other than for cause, these service-based restricted stock units granted in fiscal 2014 to each Named Executive Officer generally will continue to vest over a period of four years as if the Named Executive Officer had remained an employee of RFMD (unless the Compensation Committee determines otherwise).

(5)
Amounts presented represent the aggregate grant date fair value calculated in accordance with ASC Topic 718 of our common stock awards granted during the year. The per-award grant date fair value was $4.96 for restricted stock units granted on August 14, 2013. See “Share-Based Compensation” in Note 14 of the Notes to the Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the assumptions used to calculate grant date fair value. There can be no assurance that the stock award value will equal the aggregate grant date fair value upon vesting.

Employee Benefit Plans

The discussion that follows describes the material terms of our principal equity plans in which the Named Executive Officers participate. The material terms of the employment agreement entered into by RFMD and Mr. Bruggeworth in fiscal 2009 and the change in control agreements entered into with our Named Executive Officers are described under “Potential Payments Upon Termination or Change-in-Control” below.
2012 Stock Incentive Plan. Our shareholders approved the 2012 Plan at the 2012 annual meeting of shareholders. The 2012 Plan provides for the issuance of a maximum number of the sum of (a) 17,000,000 shares, plus (b) any shares of common stock (1) remaining available for the grant of awards as of the 2012 Plan effective date under our prior plans, and/or (2) subject to an award granted under a prior plan, which award is forfeited, canceled, terminated, expires or lapses for any reason. Of the amount described in the preceding sentence, no more than 17,000,000 shares may be issued under the 2012 Plan pursuant to the grant of incentive stock options. Awards that may be granted under the 2012 Plan include incentive options and non-qualified options, stock appreciation rights, restricted stock awards and restricted units, performance awards and performance units, phantom stock awards and other stock-based awards. The number of shares reserved for issuance under the 2012 Plan and the terms of awards may be adjusted upon certain events affecting our capitalization. The 2012 Plan is administered by the Compensation Committee and replaced the 2003 Plan.

2003 Stock Incentive Plan. The 2003 Plan provided for the issuance of a maximum number of the sum of (a) 30,250,000 shares, plus (b) any shares of common stock (1) remaining available for issuance as of the effective date of the 2003 Plan under our prior plans and (2) subject to an award granted under a prior plan, which award is forfeited, canceled, terminated, expires or lapses for any reason. Awards that may be granted under the 2003 Plan include incentive options and non-qualified options, stock appreciation rights, restricted stock awards and restricted units, and performance awards and performance units. The number of shares reserved for issuance under the 2003 Plan and the terms of awards may be adjusted upon certain events affecting our capitalization. The 2003 Plan is also administered by the Compensation Committee and was replaced by the 2012 Plan. Effective August 20, 2012, no new grants can be made under the 2003 Plan.

1999 Stock Incentive Plan. The 1999 Plan provided for the issuance of a maximum of 16,000,000 shares of common stock (as adjusted to reflect stock splits) pursuant to awards granted under the plan. Awards may include incentive options and non-qualified options, stock appreciation rights and restricted stock awards and restricted units. The number of shares reserved for issuance under the plan and the terms of awards may be adjusted upon certain events affecting our capitalization. The 1999 Plan is also administered by the Compensation Committee and was replaced by the 2003 Plan.
1997 Key Employees’ Stock Option Plan. The 1997 Key Employees’ Stock Option Plan provided for the grant of incentive options and non-qualified options to purchase common stock to key employees and independent contractors providing services to RFMD. The aggregate number of shares of common stock that may be issued pursuant to options granted under the plan may not exceed 10,400,000 shares (as adjusted to reflect stock splits), subject to adjustment upon certain events affecting our capitalization. This plan is also administered by the Compensation Committee. Awards may no longer be granted under the 1997 Plan.
Employee Stock Purchase Plan. The ESPP, which was amended by our shareholders at the 2012 annual meeting of shareholders, is intended to qualify as an “employee stock purchase plan” under Code Section 423.  The ESPP is intended to encourage stock ownership through means of payroll deductions.  All full-time employees (including the Named Executive Officers) are eligible to participate after being employed for three months.  An aggregate of 15,000,000 shares of common stock has been reserved for issuance under the ESPP, subject to certain anti-dilution adjustments. We make no cash contributions to the ESPP, but bear the expenses of its administration.

For a discussion of the methodology with respect to the grants of service-based restricted stock units, see ”Compensation Discussion and Analysis - Elements of Compensation - Service-Based Restricted Stock Units.” For a discussion of the objective performance goals and related considerations with respect to the May 2014 grants of performance-based restricted stock units, see “Compensation Discussion and Analysis - Elements of Compensation - Performance-Based Restricted Stock Units.” For a discussion of our Named Executive Officers’ base salaries and bonuses in proportion to their total compensation, see “Compensation Discussion and Analysis - Compensation Decision-Making Processes - Other Compensation Policies.”

OUTSTANDING EQUITY AWARDS AT FISCAL 2014 YEAR-END TABLE

The following table shows the number of shares of our common stock covered by exercisable and unexercisable options and unvested restricted stock units held by our Named Executive Officers on March 29, 2014. This table includes unvested performance-based restricted stock units that had not yet been earned as of March 29, 2014.

		Option Awards			Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable (#) (2)	Option Exercise Price ($) (3)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
Robert A. Bruggeworth
	8/14/2013	—	—	—	206,500	1,590,050
	6/6/2013	—	—	—	307,581	2,368,374
	8/16/2012	—	—	—	203,700	1,568,490
	5/2/2012	—	—	—	217,688	1,676,198
	8/3/2011	—	—	—	78,750	606,375
	5/4/2011	—	—	—	76,063	585,685
	8/4/2010	—	—	—	58,850	453,145
	8/9/2007	222,717	$6.31	8/9/2017	—	—
	8/1/2006	370,000	$6.15	8/1/2016	—	—
	8/9/2005	370,000	$5.97	8/9/2015	—	—
	7/27/2004	150,000	$5.80	7/27/2014	—	—
William A. Priddy, Jr.
	8/14/2013	—	—	—	80,600	620,620
	6/6/2013	—	—	—	120,221	925,702
	8/16/2012	—	—	—	79,575	612,728
	5/2/2012	—	—	—	85,063	654,985
	8/3/2011	—	—	—	33,850	260,645
	5/4/2011	—	—	—	32,688	251,698
	8/4/2010	—	—	—	25,275	194,618
	8/9/2007	107,647	$6.31	8/9/2017	—	—
	8/1/2006	165,000	$6.15	8/1/2016	—	—

		Option Awards			Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable (#) (2)	Option Exercise Price ($) (3)	Option Expiration Date (4)	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
Steven E. Creviston
	8/14/2013	—	—	—	107,300	826,210
	6/6/2013	—	—	—	159,665	1,229,421
	8/16/2012	—	—	—	105,825	814,853
	5/2/2012	—	—	—	113,125	871,063
	8/3/2011	—	—	—	40,900	314,930
	5/4/2011	—	—	—	39,532	304,396
	8/4/2010	—	—	—	30,575	235,428
	8/9/2007	107,647	$6.31	8/9/2017	—	—
	8/1/2006	165,000	$6.15	8/1/2016	—	—
	8/9/2005	150,000	$5.97	8/9/2015	—	—
	7/27/2004	95,000	$5.80	7/27/2014	—	—
James D. Stilson
	8/14/2013	—	—	—	52,400	403,480
	6/6/2013	—	—	—	78,049	600,977
	8/16/2012	—	—	—	51,750	398,475
	5/2/2012	—	—	—	55,250	425,425
	8/3/2011	—	—	—	20,000	154,000
	5/4/2011	—	—	—	19,313	148,710
	8/4/2010	—	—	—	14,950	115,115
	8/9/2007	50,111	$6.31	8/9/2017	—	—
	8/1/2006	75,000	$6.15	8/1/2016	—	—
Norman A. Hilgendorf
	8/14/2013	—	—	—	48,400	372,680
	6/6/2013	—	—	—	72,175	555,748
	8/16/2012	—	—	—	47,775	367,868
	5/2/2012	—	—	—	51,000	392,700
	10/3/2011	—	—	—	7,886	60,722
	8/3/2011	—	—	—	15,250	117,425
	5/4/2011	—	—	—	6,532	50,296
	8/4/2010	—	—	—	11,375	87,588

(1)	The grant date is determined in accordance with ASC Topic 718.

(2)
Options generally vest and become exercisable in four equal installments on the first four anniversaries of the date of grant, subject to continued employment. On March 24, 2005, the Board of Directors approved the accelerated vesting of certain unvested and “out-of-the-money” stock options held by current employees, executive officers and non-employee directors with exercise prices greater than $5.31 per share, which was the closing sales price of RFMD’s common stock on NASDAQ on March 24, 2005. In the event of termination of employment other than for cause (and unless the Compensation Committee determines otherwise), options granted to the Named Executive Officers generally will continue to vest pursuant to the same vesting schedule as if such individual had remained an employee of RFMD and, with respect to such options, the vested portions will be exercisable for the full option term. As of March 29, 2014, there were no unexercisable securities underlying unexercised options.

(3)	The option price is equal to the closing price of our common stock as reported by NASDAQ on the trading date immediately preceding the grant date.

(4)	Options generally expire 10 years after grant.

(5)
Service-based restricted stock units generally vest over a period of four years and any unvested portion of such units is generally forfeited upon termination of employment. Performance-based restricted stock units generally vest over a period of three years and any unvested portion of such units is generally forfeited upon termination of employment. However, in the event of termination of employment other than for cause, the service-based and performance-based restricted stock units granted to each Named Executive Officer generally will continue to vest over a period of four years as if the Named Executive Officer had remained an employee of RFMD (unless the Compensation Committee determines otherwise), subject in certain cases to compliance with certain covenants, clawback provisions and other conditions.

(6)
Based upon $7.70, which was the closing price of RFMD’s common stock as reported by NASDAQ on March 28, 2014, the last trading day of our fiscal year, multiplied by the number of shares subject to restricted stock units that had not yet vested.

2014 OPTION EXERCISES AND STOCK VESTING TABLE

The following table provides information on stock option exercises and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the Named Executive Officers during fiscal 2014.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Robert A. Bruggeworth	—	—	627,756	3,372,038
William A. Priddy, Jr.	265,000	331,500	254,087	1,365,204
Steven E. Creviston	—	—	326,281	1,752,643
James D. Stilson	31,250	31,094	157,350	845,373
Norman A. Hilgendorf	—	—	119,219	639,065

(1)
The value realized on exercise is the product of the number of shares of stock multiplied by the difference between the market value of the underlying shares on the exercise date and the exercise price applicable to the stock options.

(2)	Share amounts are represented on a pre-tax basis. Our stock plans permit withholding a number of shares upon vesting to satisfy applicable withholding taxes.

(3)	The value realized on vesting represents the market value of our common stock on the vesting date multiplied by the number of shares vested, rounded to the nearest dollar.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

As described above under Compensation Discussion and Analysis - Elements of Compensation - Employment Agreements,” Mr. Bruggeworth is the only Named Executive Officer who has an employment agreement with RFMD. The employment agreement and the change in control agreements, as amended, between the Named Executive Officers and RFMD are discussed below under the heading “Individual Agreements.”

The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the Named Executive Officers’ employment had terminated on March 29, 2014 and the price per share of our common stock on the date of termination was $7.70, which was the closing price of our common stock on March 28, 2014 (the last business day of our fiscal year). These benefits are in addition to benefits available generally to employees, such as distributions under our 401(k) plan, disability benefits and accrued vacation pay.

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

Equity Awards

Under our equity incentive plans, the option holder generally has 90 days to exercise vested options after the date employment ends (other than for death, disability, or termination for cause). The option holder’s estate may exercise the option upon the holder’s death (excluding amounts that had not vested) for a period of 365 days. Similarly, the option holder may exercise the option upon termination due to disability (excluding unvested amounts) for a period of 365 days. If the option holder is terminated for cause, all options are canceled immediately. However, options granted to the Named Executive Officers generally will continue to vest pursuant to the same vesting schedule, in the event of termination of employment other than for cause, as if such individual had remained an employee of RFMD and, with respect to such options, the vested portions will be exercisable for the full option term (unless the Compensation Committee determines otherwise), subject in certain cases to compliance with certain covenants, clawback provisions and other conditions.

Under our equity incentive plans, unvested restricted stock units are generally forfeited upon termination. However, service-based restricted stock units granted to the Named Executive Officers generally will continue to vest pursuant to the same vesting schedule, in the event of termination of employment other than for cause, as if such individual had remained an employee of RFMD (unless the Compensation Committee determines otherwise); however, the award shares that vest following termination, and any gain from sale of such shares will be subject to recoupment if the individual violates certain restrictive covenants or engages in other prohibited activities with respect to service-based RSUs granted on or after August 16, 2012. Unvested performance-based restricted stock units granted before May 2, 2012 are forfeited upon termination. Unvested performance-based restricted stock units granted on or after May 2, 2012 will continue to vest following the individual’s termination of employment according to the same vesting schedule as if the individual had remained an employee, unless the individual terminates employment due to cause or death; however, the award shares that vest following termination, and any gain from sale of such shares will be subject to recoupment if the individual violates certain restrictive covenants or engages in other prohibited activities.

401(k) Savings Plan

Our qualified defined contribution 401(k) plan is the only retirement plan available to U.S. employees, which includes each of our Named Executive Officers. For payroll periods beginning on or after January 1, 2010, we have matched 100% of the first 1% and 50% of the next 5% of each employee’s eligible earnings contributed to the plan. Employees vest in our contributions over a two-year period.

Employee Stock Purchase Plan

Upon termination of employment, all amounts in the participant’s account are paid to the participant.

Medical Benefits

All insurance benefits terminate effective midnight of the last day of employment. Health care continuation coverage rules, commonly referred to as COBRA, require us to provide employees enrolled in our health, dental and vision plans with an opportunity to purchase continued health care coverage at their own expense upon the occurrence of a qualifying event, such as termination of employment for reasons other than gross misconduct, reduction in hours worked, divorce, death or loss of dependency status.

Individual Agreements
Employment Agreement with Mr. Bruggeworth. On November 10, 2008, we entered into an employment agreement, dated as of November 12, 2008, with Mr. Bruggeworth, our President and Chief Executive Officer.  The term of the employment agreement continues until the earliest of (a) November 11, 2010 (as extended as described in the following sentence); (b) Mr. Bruggeworth's death; (c) termination by RFMD for "Cause," as defined in the employment agreement or otherwise upon 30 days’ notice; (d) termination by Mr. Bruggeworth for "Good Reason," as defined in the employment agreement or otherwise on 30 days’ notice; or (e) the end of any 180-day Disability Period, as defined in the employment agreement.  The employment agreement is subject to automatic daily extension of the two-year term until notice of non-extension is given in accordance with the terms of the employment agreement.

Under the employment agreement, Mr. Bruggeworth is entitled to an annual base salary of $610,000, which amount will be reviewed annually by the Board and may be increased or reduced by the Board if part of a salary reduction plan for similarly situated officers.  Mr. Bruggeworth also is eligible to receive the following compensatory benefits:

•
A bonus opportunity under the Cash Bonus Plan for each performance period during the term of the employment agreement.  The target annual bonus opportunity in each performance period cannot be less than 100% of Mr. Bruggeworth's base salary.

•
The opportunity to receive periodic grants of equity compensation under the 2003 Plan or successor equity plans, in the Compensation Committee's discretion, so long as he is treated similarly to other senior executive officers.

•
The right to participate in other bonus or incentive plans, paid time off and other retirement plans and welfare benefits in which other senior executive officers may participate in accordance with our policies as in effect from time to time.

If the employment agreement is terminated, Mr. Bruggeworth would be entitled to be compensated in the following manner:

•
Termination for any reason:  Mr. Bruggeworth would be entitled to receive (a) base salary through the date of termination; (b) any previously earned but unpaid bonus under the Cash Bonus Plan for a completed performance period; (c) rights under equity plans, retirement plans and welfare benefit plans, which would be determined based on respective plan terms; and (d) unpaid paid time off per our policy.

•
Termination due to death or total disability:  Mr. Bruggeworth, or, in the case of his death, his beneficiary, would be entitled to receive the benefits described above under "Termination for any reason" plus the greater of Mr. Bruggeworth’s accrued annual bonus or accrued target bonus for the performance period in which the termination date occurs, in each case prorated based on the termination date.

•
Termination by RFMD without cause or by Mr. Bruggeworth with good reason:  Mr. Bruggeworth would be entitled to receive the benefits described above under "Termination for any reason" plus (a) salary continuation equal to two times base salary; (b) his accrued annual bonus (payable after end of performance period), prorated based on the termination date; (c) a special bonus equal to two times his target annual bonus; (d) continuation coverage of health care benefits (or substantially identical individual coverage, plus special health care benefit) for two years; (e) equity awards (other than performance-based equity awards), which will be governed by terms of the respective equity plan and individual equity award agreement (including the right of the Compensation Committee to determine if post-termination vesting and/or exercise rights apply); (f) performance-based equity awards and any previously earned equity-based awards, which will be deemed earned, if at all, on a pro rata basis only if performance goals are met during the performance period, with such earned awards being deemed fully vested at grant or as of the date of termination in the case of previously earned awards; and (g) eligibility to participate in other welfare benefit plans on the same terms and conditions as available to active employees.

•
Termination by RFMD for cause or by Mr. Bruggeworth without good reason:  Mr. Bruggeworth would be entitled to receive the benefits described above under "Termination for any reason," and the term of his employment would cease.

•
Change of Control:  Benefits (if any) paid under Mr. Bruggeworth's existing change in control agreement would offset benefits (if any) paid under the employment agreement following Mr. Bruggeworth's termination.

The employment agreement also establishes certain employment and post-termination obligations for Mr. Bruggeworth.  He is required to assist in any RFMD litigation and also is required to comply with certain confidentiality, nondisparagement, noncompetition and nonsolicitation covenants contained in the employment agreement.

Further, the employment agreement provides that if independent accountants determine that part or all of the payments and benefits to be paid to Mr. Bruggeworth under the employment agreement and all other plans or arrangements of RFMD (a) constitute “parachute payments” under Code Section 280G, and (b) will more likely than not cause Mr. Bruggeworth to incur an excise tax under Code Section 4999 as a result of such payments or other benefits, RFMD will pay a gross-up payment so that the net amount Mr. Bruggeworth will receive after payment of any excise tax equals the amount that he would have received if the excise tax had not been imposed.  If the excise tax would not apply if the total payments to Mr. Bruggeworth were reduced by an amount less than 5%, then the amounts payable will be so reduced and gross-up payments would not be made to Mr. Bruggeworth.

The employment agreement also contains certain forfeiture and recoupment rights.  Generally, during the term of the employment agreement and the 24-month period following the expiration thereof, if Mr. Bruggeworth engages in a “Prohibited Activity,” then (a) any equity awards granted or subject to vesting during the Prohibited Activity Term would be forfeited; (b) any and all shares issued to Mr. Bruggeworth under an equity award granted during the Prohibited Activity Term would be forfeited (without payment of consideration); (c) any gain realized by Mr. Bruggeworth with respect to any shares issued pursuant to an equity award granted during the Prohibited Activity Term would be required to be immediately paid to RFMD; (d) any cash/incentive payments made during the Prohibited Activity Term would be required to be returned to RFMD; and (e) any rights to future cash/incentive payments granted during the Prohibited Activity Term would be forfeited.  RFMD also has an offset right to recover such amounts against amounts otherwise due to Mr. Bruggeworth.  For purposes of the employment agreement, "Prohibited Activity" includes (a) violation of certain restrictive covenants; (b) Mr. Bruggeworth's engaging in willful conduct that results in an obligation to reimburse RFMD under Section 304 of the Sarbanes-Oxley Act of 2002; or (c) Mr. Bruggeworth's engaging in fraud, theft, misappropriation, embezzlement or dishonesty to the material detriment of RFMD.  "Prohibited Activity Term" means the period starting when Mr. Bruggeworth first engaged in Prohibited Activity conduct and continuing without time limitation.

Change in Control Agreements. We have entered into change in control agreements with each of our Named Executive Officers. On December 31, 2008, the Compensation Committee approved entering into amended and restated change in control agreements, or the Change in Control Agreements, with certain officers of RFMD, including each of the Named Executive Officers. The change in control agreements were amended and restated to comply with certain tax requirements imposed under Code Section 409A regarding payment of compensation upon termination of employment, continuation of benefits and reimbursement of certain expenses, and to reflect developing best practices and changes deemed appropriate by the Compensation Committee. Mr. Bruggeworth’s change in control agreement was also amended to conform to certain terms of the employment agreement he entered into with RFMD earlier in fiscal 2009.
The term of each Named Executive Officer’s Change in Control Agreement will end on the earliest of (a) December 31, 2009 (October 2, 2012 for Mr. Hilgendorf), subject to automatic renewal for additional one-year periods unless RFMD gives notice to the Named Executive Officer that it does not wish to extend it; (b) the termination of the Named Executive Officer’s employment with RFMD for any reason prior to the change in control; or (c) the end of a two-year period following a change in control and the fulfillment by RFMD and the Named Executive Officer of all obligations under the Change in Control Agreement. Under each Change in Control Agreement, if a change in control of RFMD occurs while the Named Executive Officer is an employee of RFMD, and a qualifying termination of his employment with RFMD occurs within the two-year period following the change in control, then he is entitled to certain compensation payments and benefits. A “qualifying termination” means RFMD’s termination of the Named Executive Officer’s employment for a reason other than death, disability, retirement or cause, or termination of his employment for “good reason” (which includes a material reduction in duties and responsibilities or salary, the failure of RFMD to continue certain benefits and certain relocations).
Under each Change in Control Agreement, a “change in control” is deemed to have taken place upon the occurrence of certain events, including the acquisition by a person or entity of 40% or more of the outstanding common stock of RFMD, the merger or consolidation of RFMD with or into another corporation in which the holders of common stock immediately prior to the merger or consolidation have voting control over less than 60% of the surviving corporation outstanding immediately after such merger or consolidation, the sale of all or substantially all of the assets of RFMD or a change in the composition of a majority of the Board of RFMD within a 12-month period unless the nomination for election by our shareholders of each new director was approved by the vote of two-thirds of the directors then still in office who were in office at the beginning of the 12-month period.

The Change in Control Agreements for Mr. Bruggeworth and Mr. Priddy provide that, upon a qualifying termination after a change in control, RFMD will pay a severance benefit. To the extent the severance benefit as defined below exceeds the separation pay limit, the severance benefit will be paid within 30 days following the date of termination. The remaining portion of the severance benefit will be paid in periodic installments over two years following the termination. The severance benefit is equal to the sum of (a) two times the highest annual rate of base salary during the 12-month period before termination plus (b) two times the target annual bonus opportunity as defined in our Cash Bonus Plan for the year in which the termination occurs. The separation pay limit is equal to two times the lesser of (1) the sum of the executive’s annualized compensation based on the annual rate of pay for services provided to RFMD for the calendar year immediately preceding the calendar year for the termination and (2) the maximum dollar amount of compensation that may be taken into account under a tax-qualified retirement plan.
The Change in Control Agreements for the remaining Named Executive Officers provide that, upon a qualifying termination after a change in control, RFMD will pay a severance benefit. To the extent the severance benefit as defined below exceeds the separation pay limit, the severance benefit will be paid within 30 days following the date of termination. The remaining portion of the severance benefit will be paid in periodic installments over the one-year period following the termination. The severance benefit is equal to the sum of (a) one times the highest annual rate of base salary during the 12-month period before termination plus (b) one times the target annual bonus opportunity as defined in the Cash Bonus Plan for the year in which the termination occurs. All of the Change in Control Agreements also provide that, in the event of a qualifying termination after a change in control, the individual will receive a lump-sum cash amount equal to accrued salary and bonus payments, a pro rata portion of the annual bonus for the year of termination and any accrued vacation pay.
In addition, the Change in Control Agreements provide that upon a qualifying termination after a change in control, all RFMD stock options, stock appreciation rights or similar stock-based awards held by the Named Executive Officer will be accelerated and exercisable in full, and all restrictions on any restricted stock, performance stock or similar stock-based awards granted by RFMD will be removed and such awards will be fully vested. These individuals also would be entitled to “gross-up payments” equal to the amount of excise taxes, income taxes, interest and penalties if payments owed under the Change in Control Agreement are deemed excess parachute payments for federal income tax purposes. If the excise tax would not apply if the total payments to the executive were reduced by an amount less than 5%, then the amounts payable will be so reduced and gross-up payments would not be made to the executive. The Change in Control Agreements also provide that RFMD will continue to provide for one year (two years for Mr. Bruggeworth and Mr. Priddy) the same level of medical, dental, vision, accident, disability and life insurance benefits upon substantially the same terms and conditions as existed prior to termination and will provide such individual with one additional year (or two additional years for Mr. Bruggeworth and Mr. Priddy) of service credit under all non-qualified retirement plans and excess benefits plans in which the individual participated at termination.
The Change in Control Agreements also provide that the Named Executive Officers are subject to certain confidentiality, non-solicitation and non-competition provisions. In the event the individual fails to comply with any of these provisions, he will not be entitled to receive any payment or benefits under the Change in Control Agreement. The Change in Control Agreements are each subject to a general right of offset for any claim, right or action of RFMD against the Named Executive Officer, and obligations under the Change in Control Agreements must be assumed by and be binding on any successor to RFMD.
The following table sets forth information about potential payments to the Named Executive Officers, assuming that their employment was terminated following a change in control of RFMD as of March 28, 2014 (the last business day of the fiscal year) and that the price per share of our common stock on that date was $7.70. The table also assumes prior payment of any remaining accrued annual bonus in accordance with the terms of our Cash Bonus Plan and any portion of base salary that would have been accrued but not yet paid as of March 28, 2014. For a discussion of the specific payments that may become due upon closing of our proposed transaction with TriQuint, refer to the Registration Statement/Joint Proxy Statement on Form S-4 filed by Rocky Holding, Inc. with the SEC on April 14, 2014.
Potential Payments Upon a Qualifying Termination after a Change in Control

Name		Robert A. Bruggeworth	William A. Priddy, Jr.	Steven E. Creviston	James D. Stilson	Norman A. Hilgendorf
Base Salary	(1)	$1,366,391	$739,222	$422,039	$323,825	$305,329
Bonus	(2)	1,366,391	554,416	316,529	242,869	228,997
Option Awards	(3)	—	—	—	—	—
Stock Awards	(4)	8,848,319	3,520,993	4,596,300	2,246,184	2,005,021
Benefits Continuation	(5)	31,338	20,194	10,226	9,707	15,193
Accrued Vacation	(6)	65,692	34,274	28,291	24,682	26,964
Total		$11,678,131	$4,869,099	$5,373,385	$2,847,267	$2,581,504

(1)
For Messrs. Bruggeworth and Priddy, the amount represents two times the highest annual rate of base salary during the twelve-month period before termination. For the other Named Executive Officers, the amount represents one times the highest annual rate of base salary during the twelve-month period before termination. A portion of these amounts would be payable in a lump sum within 30 days following the date of termination, with the remainder to be paid in periodic installments, in accordance with our normal payroll practices, over a two-year period for Messrs. Bruggeworth and Priddy, and over a one-year period for the other Named Executive Officers.

(2)
For Messrs. Bruggeworth and Priddy, the amount represents two times the target annual bonus opportunity as defined in our Cash Bonus Plan for the year of termination. For the other Named Executive Officers, the amount represents one times the target annual bonus opportunity as defined in our Cash Bonus Plan for the year of termination. A portion of these amounts would be payable in a lump sum within 30 days following the date of termination, with the remainder to be paid in periodic installments, in accordance with our normal payroll practices, over a two-year period for Messrs. Bruggeworth and Priddy, and over a one-year period for the other Named Executive Officers.

(3)	Represents the intrinsic value of unvested options as of March 28, 2014.

(4)	Represents the intrinsic value of unvested performance- and service-based restricted stock units as of March 28, 2014.

(5)
Represents the value of continuing health, welfare and other benefits, based on the monthly premiums paid by RFMD at March 28, 2014 (for two years with respect to Messrs. Bruggeworth and Priddy, and one year with respect to the other Named Executive Officers).

(6)	Represents accrued vacation earned but not utilized, which would be payable in a lump sum within 30 days following the date of termination.

Other Potential Payments Upon Resignation, Severance for Cause, Severance without Cause, Retirement, or Constructive Termination
Other than Mr. Bruggeworth, the Named Executive Officers are not entitled to any cash payments from RFMD in the event of resignation, severance with or without cause, retirement or constructive termination. The following unvested restricted stock units, however, may continue to vest unless the Compensation Committee decides otherwise or an individual agreement provides otherwise. No Named Executive Officer owned unvested option awards as of March 28, 2014.

Name		William A. Priddy, Jr.	Steven E. Creviston	James D. Stilson	Norman A. Hilgendorf
Stock Awards	(1)	$ 3,269,296	$ 4,291,904	$ 2,097,474	$ 1,954,725

(1)	Represents the intrinsic value of service-based restricted stock units for these Named Executive Officers at March 28, 2014.
In accordance with the terms of his employment agreement, Mr. Bruggeworth would have been entitled to the following payments from RFMD upon the occurrence of any of the termination events described in the table below as of March 28,

2014. The table below assumes prior payment of any portion of base salary that would have been accrued but not yet paid as of March 28, 2014.
Although Mr. Bruggeworth is also entitled to change of control benefits under his employment agreement, pursuant to the terms of his employment agreement, any benefits payable under his Change in Control Agreement with RFMD offset any benefits paid under his employment agreement following his termination. As of March 28, 2014, the benefits payable under his Change in Control Agreement, as set forth in the above table, would have been equal to the change in control benefits payable under his employment agreement.

Robert A. Bruggeworth		Termination for Any Reason	Termination Due to Death or Total Disability	Termination without Cause or for Good Reason	Termination for Cause	Termination without Good Reason
Base Salary	(1)	$—	$—	$1,366,391	$—	$—
Accrued Annual Bonus	(2)	—	—	—	—	—
Special Bonus	(3)	—	—	1,366,391	—	—
Option Awards	(4)	—	—	—	—	—
Stock Awards	(5)	8,262,634	8,262,634	8,848,319	—	8,262,634
Benefits Continuation	(6)	—	—	31,338	—	—
Accrued Vacation	(7)	65,692	65,692	65,692	65,692	65,692
Total		$8,328,326	$8,328,326	$11,678,131	$65,692	$8,328,326

(1)
With respect to the “Termination without Cause or for Good Reason” column, the amount shown represents two times base salary and would be payable in equal periodic installments, in accordance with the payroll schedule for our salaried personnel, over a two-year period.

(2)
Represents previously earned but unpaid cash bonus under our Cash Bonus Plan for a completed performance period, which would be payable in a lump sum within 30 days of the termination date. With respect to the “Termination Due to Death or Total Disability” column, the amount payable is the greater of the accrued annual bonus or the accrued target bonus, in each case for the performance period in which the termination date occurs, which would be payable in a lump sum within 45 days following the end of the performance period in which the termination date occurs. With respect to the “Termination without Cause or for Good Reason” column, the amount shown represents the accrued annual bonus, which would be payable within 45 days following the end of the performance period in which the termination date occurs. Under these severance scenarios, all or a portion of the accrued annual bonus may have already been paid or would nevertheless be payable without regard to the nature of Mr. Bruggeworth’s termination.

(3)
With respect to the “Termination without Cause or for Good Reason” column, the Special Bonus amount shown represents two times the target annual bonus opportunity as defined in our Cash Bonus Plan for the year in which the termination occurs, which would be payable in equal periodic installments, in accordance with the payroll schedule for our salaried personnel, over a two-year period. Mr. Bruggeworth is not entitled to a Special Bonus under the other severance scenarios set forth in the above table.

(4)	Represents the intrinsic value of unvested options as of March 28, 2014. The fair market value of the unvested option awards was $7.70 per share.

(5)
Represents the intrinsic value of unvested performance- and service-based restricted stock units as of March 28, 2014. With respect to the “Termination for Any Reason,” “Termination Due to Death or Total Disability” and “Termination Without Good Reason” columns, the amount shown: (a) represents the value of unvested service-based restricted stock units which shall continue to vest unless the Compensation Committee determines otherwise and (b) reflects that Mr. Bruggeworth’s unvested performance-based restricted stock units will be forfeited. With respect to the “Termination Without Cause or For Good Reason” column, the amount shown: (a) represents the value of unvested service-based restricted stock units which shall continue to vest unless the Compensation Committee determines otherwise and (b) reflects that if and to the extent performance goals are deemed met, Mr. Bruggeworth shall be deemed to have earned a pro-rata number of performance-based restricted stock units for the relevant performance period. With respect to the “Termination for Cause” column, the amount shown: (a) reflects that Mr. Bruggeworth’s unvested service-based restricted stock units will be forfeited unless the Compensation Committee determines otherwise and (b) reflects that Mr. Bruggeworth’s unvested performance-based restricted stock units will be forfeited unless the Compensation Committee determines otherwise.

(6)	Represents the value of continuing health, welfare and other benefits through March 28, 2016, based on the monthly premiums paid by RFMD at March 28, 2014.

(7)	Represents accrued vacation earned but not utilized, which would be payable in a lump sum within 30 days following the date of termination.
DIRECTOR COMPENSATION
As described more fully below, this chart summarizes the annual compensation for our non-employee directors for the year ended March 29, 2014. A director who is an RFMD employee, such as Mr. Bruggeworth, does not receive any compensation for service as a director.

Director Compensation for Fiscal Year Ended March 29, 2014

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1) (2) (3)	Total
Walter H. Wilkinson, Jr.	$125,000	$179,820	$—	$304,820
Daniel A. DiLeo	90,000	—	151,479	241,479
Jeffery R. Gardner	102,500	75,087	75,740	253,327
John R. Harding	102,500	—	151,479	253,979
Masood A. Jabbar	90,000	75,087	75,740	240,827
Casimir S. Skrzypczak	90,000	150,174	—	240,174
Erik H. van der Kaay (4)	34,000	—	—	34,000

(1)
Represents the aggregate grant date fair value of restricted stock units granted during the fiscal year computed in accordance with ASC Topic 718, rather than an amount paid to or realized by the director. See “Share-Based Compensation” in Note 14 of the Notes to the Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the assumptions made in determining the grant date fair value. Effective for the 2010 fiscal year, non-employee directors could elect to receive equity awards in the form of nonqualified options or restricted stock units or a combination of options and restricted stock units. Messrs. Wilkinson and Skrzypczak elected in fiscal year 2014 to receive all restricted stock units, and Messrs. DiLeo and Harding elected to receive all nonqualified options. Messrs. Jabbar and Gardner elected to receive a combination of options and restricted stock units. Mr. Wilkinson received restricted stock units for 37,000 shares, and Messrs. Gardner and Jabbar each received restricted stock units for 15,450 shares upon their re-election to the Board at the 2013 annual meeting of shareholders. Mr. Skrzypczak received restricted stock units for 30,900 shares upon his re-election to the Board at the 2013 annual meeting. The annual restricted stock units granted under the 2012 Plan vest on the first anniversary of the grant date, subject to continued service of the director until the vesting date. At March 29, 2014, the aggregate number of shares subject to outstanding restricted stock units was: Mr. Wilkinson - 37,000 shares; Mr. DiLeo - 0 shares; Mr. Gardner - 15,450 shares; Mr. Harding - 0 shares; Mr. Jabbar - 15,450 shares; Mr. Skrzypczak - 30,900 shares; and Mr. van der Kaay - 0 shares.

(2)
Represents the aggregate grant date fair value of stock options granted during the fiscal year computed in accordance with ASC Topic 718, rather than an amount paid to or realized by the director. See “Share-Based Compensation” in Note 14 of the Notes to the Consolidated Financial Statements set forth in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the assumptions made in determining the grant date fair value. Messrs. DiLeo and Harding each received 75,800 nonqualified options, and Messrs. Jabbar and Gardner each received 37,900 nonqualified options, upon re-election to the Board at the 2013 annual meeting of shareholders. At March 29, 2014, the aggregate number of shares subject to outstanding and unexercised options was: Mr. Wilkinson - 163,700 shares; Mr. DiLeo - 285,900 shares; Mr. Gardner - 127,400 shares; Mr. Harding - 50,000 shares; Mr. Jabbar - 221,450 shares; Mr. Skrzypczak - 103,545 shares; and Mr. van der Kaay - 153,100 shares.

(3)	The per-share grant date fair value was $2.00 for options granted to Messrs. DiLeo, Gardner, Harding and Jabbar upon their re-election to the Board at the 2013 annual meeting of shareholders.

(4)
As Mr. van der Kaay did not stand for reelection to the Board at the 2013 annual meeting of shareholders, the amount reflects compensation solely for the first two quarters of fiscal 2014. He was not eligible for any fiscal 2014 stock awards. In recognition of Mr. van der Kaay’s full year of Board service in between the 2012 and 2013 annual meetings of shareholders, the Compensation Committee allowed the 38,200 restricted stock units granted to Mr. van der Kaay in connection with the 2012 annual meeting of shareholders to continue to vest as scheduled on August 23, 2013, which was nine days after Mr. van der Kaay did not stand for reelection at the 2013 annual meeting of shareholders.

Directors who were not employees of RFMD were compensated for their service as a director as shown in the chart below:

Schedule of Director Fees for Fiscal Year Ended March 29, 2014

Compensation Item	Amount

Annual Retainers
Chairman of the Board	$125,000
Board Service	65,000
Committee Service	25,000
Audit Committee Chairman (Additional Fee)	12,500
Compensation Committee Chairman (Additional Fee)	12,500
Governance and Nominating Committee Chairman (Additional Fee) (1)	0
Finance Committee Chairman (Additional Fee)	0
Corporate Development Committee Chairman (Additional Fee)	0

(1)	The Chairman of the Board also serves as the Chairman of the Governance and Nominating Committee and
receives no additional compensation for serving in that capacity.

Cash Compensation

Beginning in fiscal year 2009, the method of cash compensation for non-employee members of the Board of Directors was changed by eliminating meeting fees and paying an annual retainer for Board service and a separate annual retainer for service on one or more committees, plus an additional fee for service as Chairman of the Board or as a committee chairman. The form of non-employee director compensation and the larger annual retainers were implemented as a result of a competitive pay analysis performed by Compensia, the independent compensation consultant retained by the Compensation Committee, and are designed to maintain the compensation for RFMD’s non-employee directors at or near the median levels paid by other companies in RFMD’s peer group. As a result of these changes, the cash compensation for non-employee members of the Board is at or near the median of that of other directors in our peer group. Beginning in fiscal 2010, the non-employee directors’ cash compensation for committee service was changed in light of the creation of two new standing committees. A single committee retainer for service on all committees replaced the separate Audit Committee, Compensation Committee and Governance and Nominating Committee retainers that were paid with respect to service in fiscal 2009. Each non-employee director is now paid the same amount for his service on any of the five standing Board committees without regard to the number of such committees on which he serves (except with respect to certain committee chairmen as noted above).

Equity Compensation

In fiscal year 2006, the Board and the shareholders approved the 2006 Directors Stock Option Plan, which we refer to as the 2006 Directors Plan. Under the terms of the 2006 Directors Plan, each non-employee director who is first elected or appointed to the Board is eligible to receive a non-qualified option, which we refer to as the initial option, to purchase 50,000 shares of our common stock at an option price equal to the fair market value of our common stock (based on the closing sales price of the common stock on the day immediately preceding the date of grant, which grant is made on the fifth business day after the date of election or appointment to the Board). Initial options vest in three equal installments on the date of grant and on each of the first and second anniversaries of the date of grant, subject to continued service on each vesting date. Initial options granted under the 2006 Directors Plan have a term of 10 years and vested options may be exercised at any time during that period. However, an initial option terminates if a participant’s service as a director is terminated for cause. Our shareholders approved the 2012 Plan at the 2012 annual meeting of shareholders. The 2012 Plan is administered by the Compensation Committee and replaced the 2006 Directors Plan. Effective August 20, 2012, no new grants were to be made under the 2006 Directors Plan. For more information about the 2012 Plan, see “Employee Benefit Plans - 2012 Stock Incentive Plan” above.
In fiscal 2014, each participating non-employee director who was re-elected also received an annual non-qualified option grant, which we refer to as the annual option, or an annual restricted stock unit grant, which we refer to as the annual RSU, pursuant to the 2012 Plan and the Director Compensation Plan, which was adopted by the Board in May 2009 and amended and restated effective August 16, 2012, and served to formalize our non-employee director compensation terms. Under the terms of the Director Compensation Plan and relevant equity plan, starting in fiscal 2010, non-employee directors may elect to receive equity awards in the form of 100% nonqualified options to purchase shares of our common stock, 100% restricted stock units, or RSUs, or 50% options and 50% RSUs. The value of the initial equity awards (options and RSUs combined) cannot exceed the total value of the initial options a director would otherwise be eligible to receive. Likewise, the value of annual equity awards cannot exceed the total value of the annual option a director otherwise would receive. For these purposes, “total value” is based on the number of shares that would otherwise be subject to an initial option or annual option, as the case may be, multiplied by the Black-Scholes value of the initial option or annual option. The Board approved this “cafeteria” plan feature following the recommendation of Compensia. The Director Compensation Plan also expressly permits the grant of supplemental options and supplemental RSUs. These supplemental awards can be designed to supplement initial or annual equity awards or they may be intended to serve as “stand-alone” awards, for instance, for extraordinary Board service.

In fiscal 2014, each non-employee board member could elect to receive a nonqualified stock option for 75,800 shares, an RSU for 30,900 shares, or a nonqualified stock option for 37,900 shares and an RSU for 15,450 shares. The non-employee Chairman of the Board could elect to receive a nonqualified stock option for 91,000 shares, an RSU for 37,000 shares or a nonqualified stock option for 45,500 shares and an RSU for 18,500 shares. The option price for each annual option is equal to the fair market value per share of our common stock on the grant date (that is, the closing sales price of the common stock on the day immediately preceding the date of grant, which grant is made on the fifth business day after the date of re-election to the Board). Annual options vest and become exercisable immediately on the date of grant. Annual RSUs vest one year after the date of grant. With respect to a new director who is first appointed or elected at an annual meeting of the shareholders, no annual option will be granted until the next annual meeting (assuming such director is re-elected at such annual meeting). With respect to a new director who is appointed or elected other than at an annual meeting of shareholders, the number of shares covered by the first annual option otherwise to be granted following the annual meeting of shareholders (assuming the director is re-elected at such annual meeting) would be reduced on a pro rata basis for each calendar quarter (or portion thereof) since the preceding annual shareholders meeting in which such a director was not in office. Like the initial option, an annual option has a term of 10 years and may be exercised at any time during that period, although the option terminates if a participant’s service as a director is terminated for cause.
As noted above, non-employee directors are also eligible to receive discretionary stock-based awards, which may be granted under the 2012 Plan. See “Employee Benefit Plans - 2012 Stock Incentive Plan,” above. No discretionary equity awards to non-employee directors were granted in fiscal year 2014.
Our securities trading policy prohibits any hedging of our securities by directors. This includes purchasing any financial instrument or contract, including prepaid variable forward contracts, equity swaps, collars and exchange traded funds, which is designed to hedge or offset any risk of decrease in the market value of our common stock. Our securities trading policy also prohibits any pledging of securities by our directors.

Other Compensation

We reimburse all directors for expenses incurred in their capacity as directors.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The current members of the Compensation Committee are Messrs. DiLeo, Harding (Chairman) and Wilkinson. None of the current members of the Compensation Committee has ever served as an officer or employee of RFMD or had any relationship during fiscal 2014 that would be required to be disclosed pursuant to Item 404 of Regulation S-K. No interlocking relationships exist between our current Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of RFMD’s common stock as of May 2, 2014 (unless otherwise indicated) by (a) each person known by RFMD to own beneficially more than five percent of the outstanding shares of our common stock, (b) each director, (c) the Named Executive Officers, and (d) all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or that are or may become exercisable within 60 days of May 2, 2014, and shares of restricted stock or restricted stock units that have vested or that will vest within 60 days of May 2, 2014, are deemed outstanding. These shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and under applicable community property laws, each shareholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of all listed shareholders is c/o RF Micro Devices, Inc., 7628 Thorndike Road, Greensboro, North Carolina 27409-9421. As of May 2, 2014, none of our directors or executive officers has pledged our common stock.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares (1)	Percent of Class
BlackRock, Inc. and affiliates (2)	28,837,053	10.10%
Citadel Advisors LLC and affiliates (3)	16,917,026	5.93%
The Vanguard Group, Inc. (4)	16,850,570	5.90%
Robert A. Bruggeworth (5)	1,643,691	*
Steven E. Creviston (6)	1,195,791	*
William A. Priddy, Jr. (7)	456,605	*
James D. Stilson (8)	499,789	*
Walter H. Wilkinson, Jr. (9)	389,892	*
Daniel A. DiLeo (10)	346,700	*
John R. Harding (11)	50,000	*
Masood A. Jabbar (12)	253,550	*
Casimir S. Skrzypczak (13)	231,252	*
Jeffery R. Gardner (14)	144,900	*
Norman A. Hilgendorf	187,763	*
Directors and executive officers as a group (13 persons) (15)	5,450,464	1.68%

* Indicates less than one percent

(1)
As noted above, shares of RFMD common stock subject to options exercisable within 60 days of May 2, 2014 and shares of restricted stock or restricted stock units that have vested or that will vest within 60 days of May 2, 2014, are included.

(2)
Based upon information set forth in a Schedule 13G/A filed with the SEC on January 10, 2014 by BlackRock, Inc. (“BlackRock”) reporting the sole power to vote or to direct the vote of 27,894,957 shares and sole power to dispose or to direct the disposition of 28,837,053 shares. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, RFMD common stock. No one person’s interest in such RFMD common stock is more than 5% of the total outstanding common shares. The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(3)
Based upon information set forth in a Schedule 13G filed with the SEC on February 4, 2014 by Citadel Advisors LLC and affiliates (“Citadel”) reporting the shared power to vote or direct the vote of 16,917,026 shares and shared power to dispose or direct the disposition of 16,917,026 shares. The address of Citadel is c/o Citadel LLC, 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(4)
Based upon information set forth in a Schedule 13G/A filed with the SEC on February 12, 2014 by The Vanguard Group, Inc. (“Vanguard”) reporting the sole power to vote or direct the vote of 386,849 shares, sole power to dispose or direct the disposition of 16,484,021, and shared power to dispose or direct the disposition of 366,549 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 366,549 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 20,300 shares as a result of its serving as investment manager of Australian investment offerings. The address of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

(5)	Includes 1,012,717 shares of common stock issuable upon exercise of stock options.

(6)	Includes 422,647 shares of common stock issuable upon exercise of stock options.

(7)	Includes 107,647 shares of common stock issuable upon exercise of stock options.

(8)
Includes (a) 125,111 shares of common stock issuable upon exercise of stock options and (b) 1,634 shares of common stock held by Mr. Stilson’s wife, of which 1,220 are shares of common stock issuable upon exercise of stock options.

(9)	Includes 143,700 shares of common stock issuable upon exercise of stock options.

(10)	Includes 285,900 shares of common stock issuable upon exercise of stock options.

(11)	Includes 50,000 shares of common stock issuable upon exercise of stock options.

(12)	Includes 221,450 shares of common stock issuable upon exercise of stock options.

(13)	Includes 103,545 shares of common stock issuable upon exercise of stock options.

(14)	Includes 37,900 shares of common stock issuable upon exercise of stock options.

(15)	Includes 2,511,837 shares of common stock issuable upon exercise of stock options

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information as of March 29, 2014 relating to our equity compensation plans, under which grants of stock options, restricted stock and other rights to acquire shares of our common stock may be made from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,142,606		$5.81	24,077,803	(2)
Equity compensation plans not approved by security holders (3)	59,854		$1.48	0
Total	16,202,460	(4)		24,077,803

(1)	The weighted-average exercise price does not take into account restricted stock units because such units do not have an exercise price.

(2)
The total shares available for future issuance in column (c) may be the subject of awards other than options, warrants or rights granted under our 2012 Plan. For a more detailed discussion of these and other equity plans that have been approved by our shareholders, please see “Employee Benefit Plans,” above.

The number of securities remaining available for future issuance also includes securities that may be issued pursuant to the ESPP.

(3)	For a more detailed description of these plans, please see “Non-Shareholder Approved Plans,” below.

(4)
Includes shares subject to issuance pursuant to outstanding stock options and restricted stock units if certain service-based and/or performance- and service-based conditions are met. For more detailed information, please see “Service-Based Restricted Stock Units” and “Performance-Based Restricted Stock Units” under “Compensation Discussion and Analysis – Elements of Compensation,” above.

Non-Shareholder Approved Plans
Sirenza Microdevices, Inc. Amended and Restated 1998 Stock Plan

In connection with our acquisition of Sirenza in November 2007, we assumed the Sirenza Amended and Restated 1998 Stock Plan. This plan provides for the grant of options, stock purchase rights, stock appreciation rights, performance shares, performance units, restricted stock units and deferred stock units to employees, directors or consultants. The weighted average exercise price for the currently outstanding options is $1.48. As of March 29, 2014, no shares may be granted under the Sirenza plan.
In connection with our acquisition of Sirenza, options to purchase Sirenza common stock that were outstanding immediately prior to the acquisition were assumed by us and converted into options to purchase our common stock that are subject to the same vesting and other conditions that applied to the Sirenza options immediately prior to the acquisition.  Performance share awards, or PSAs, for Sirenza common stock that were outstanding immediately prior to the acquisition were assumed by us and converted into contingent rights to acquire our common stock that are subject to the same vesting and other conditions that applied to the Sirenza PSAs immediately prior to the acquisition.  Shares of Sirenza common stock underlying restricted stock awards, or RSAs, that were subject to forfeiture risks, repurchase options or other restrictions immediately prior to the acquisition were converted into shares of our common stock and/or cash and remain subject to the same restrictions that applied to the Sirenza RSAs immediately prior to the acquisition. The terms may be adjusted upon certain events affecting our capitalization.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED PERSON TRANSACTIONS
Related Person Transactions Policy
The Board maintains a written policy regarding transactions that involve RFMD and any of its executive officers, directors, director nominees or five percent or greater shareholders or their affiliates, which are referred to generally as “related persons.” The Governance and Nominating Committee will analyze and consider any such transaction in accordance with this written policy in order to determine whether the terms and conditions of the transaction are substantially the same as, or more favorable to RFMD than, transactions that would be available from unaffiliated parties.
The policy governs the procedures for review and consideration of all “related person transactions,” as that term is defined in the policy, to help ensure that any such transactions are timely identified and given appropriate consideration. Generally, any current or proposed financial transaction, arrangement or relationship in which a “related person” had or will have a direct or indirect material interest, in an amount exceeding $120,000 and in which RFMD was or will be a participant, requires the approval of the Governance and Nominating Committee or a majority of the disinterested members of the Board. Before granting such approval, the Governance and Nominating Committee will consider all of the relevant facts and circumstances to ensure that the proposed transaction is in the best interest of RFMD and its shareholders. The term “related person” is defined by the policy and by Item 404 of Regulation S-K.
In conducting its review of any proposed related person transaction, the Governance and Nominating Committee will consider all of the relevant facts and circumstances available to the Governance and Nominating Committee, including but not limited to (a) the benefits to RFMD; (b) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (c) the availability of other sources for comparable products or services; (d) the terms of the proposed related person transaction; and (e) the terms available to unrelated third parties or to employees generally in an arms-length negotiation. No member of the Governance and Nominating Committee will participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.
The Governance and Nominating Committee may, from time to time as it determines in its discretion to be appropriate, review periodically any previously approved or ratified related person transaction to determine if it is in the best interests of us and our shareholders to continue, modify or terminate such related person transaction.
We did not engage in any related person transactions during fiscal year 2014.
CORPORATE GOVERNANCE
Independent Directors
In accordance with NASDAQ listing standards, and our Corporate Governance Guidelines, the Board of Directors must consist of a majority of independent directors. The Board has determined that Messrs. DiLeo, Gardner, Harding, Jabbar, Skrzypczak, and Wilkinson each satisfy the definition of “independent director” under these NASDAQ listing standards. The Board, in concert with its Governance and Nominating Committee, performed a review to determine the independence of its members and made a subjective determination as to each of these independent directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of RFMD. In making these determinations, the Board reviewed the information provided by the directors and RFMD with regard to each director’s business and personal activities as they may relate to RFMD and its management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEE INFORMATION
The following table shows the aggregate fees that we paid or accrued for the audit and other services provided by Ernst & Young LLP for fiscal years 2014 and 2013.

	2014	2013
Audit Fees	$1,391,316	$815,389
Audit-Related Fees	—	63,555
Tax Fees	22,884	4,312
All Other Fees	—	—
Total	1,414,200	883,256

Audit Fees. This category includes fees for: (a) the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q; (b) the audit of our internal control over financial reporting; and (c) services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the relevant fiscal years.
Audit-Related Fees. This category includes the aggregate fees for assurance and related services provided by Ernst & Young LLP that are reasonably related to the performance of the audits or reviews of the financial statements and which are not reported above under “Audit Fees.”
Tax Fees. This category consists of professional services rendered by Ernst & Young LLP for tax compliance, tax planning, tax advice, and value added tax process review. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.
All Other Fees. This category includes the aggregate fees for products and services provided by Ernst & Young LLP that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”

The Audit Committee has considered the compatibility of the non-audit services performed by and fees paid to Ernst & Young LLP in fiscal year 2014 and the proposed non-audit related services and proposed fees for fiscal year 2015 and has determined that such services and fees are compatible with the independence of Ernst & Young.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy that requires the Audit Committee to approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm and any non-audit service provided by any other accounting firm if the cost of the service is reasonably expected to exceed $100,000. The Audit Committee has established a pre-approval policy for certain audit and non-audit services, up to a specified amount for each identified service that may be provided by the independent registered public accounting firm. The Chairman of the Audit Committee may specifically approve any service within the pre-approved audit and non-audit service category if the fees for such service exceed the maximum set forth in the policy, as long as the excess fees are not reasonably expected to exceed $25,000. Any such approval by the Chairman must be reported to the Audit Committee at its next scheduled meeting. The pre-approval fee levels for all services to be provided by the independent registered public accounting firm are reviewed annually by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents are filed as part of this report:

(1)     Financial Statements

i.    Consolidated Balance Sheets as of March 29, 2014 and March 30, 2013.

ii.	Consolidated Statements of Operations for fiscal years 2014, 2013 and 2012.

iii. Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2014, 2013 and 2012.

iv.	Consolidated Statements of Shareholders' Equity for fiscal years 2014, 2013 and 2012.

v.	Consolidated Statements of Cash Flows for fiscal years 2014, 2013 and 2012.

vi.	Notes to Consolidated Financial Statements.

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

Schedule II

Valuation and Qualifying Accounts
Fiscal Years Ended 2014, 2013 and 2012
(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Reserve		Balance at End of Period
Year ended March 29, 2014
Allowance for doubtful accounts	$434	$—	$121	(i)	$313
Inventory reserve	21,644	6,982	2,053	(ii)	26,573

Year ended March 30, 2013
Allowance for doubtful accounts	$353	$116	$35	(i)	$434
Inventory reserve	22,461	4,907	5,724	(ii)	21,644

Year ended March 31, 2012
Allowance for doubtful accounts	$800	$—	$447	(i)	$353
Inventory reserve	20,082	6,161	3,782	(ii)	22,461

(i) The Company wrote-off a fully reserved balance against the related receivable; write-offs totaled less than $0.1 million for fiscal 2014, less than $0.1 million for fiscal 2013 and $0.1 million for fiscal 2012.

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

RF Micro Devices, Inc.

Date:	May 21, 2014	/s/ Robert A. Bruggeworth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2014.

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

2.4	Agreement and Plan of Merger and Reorganization dated February 22, 2014, by and among TriQuint Semiconductor, Inc., RF Micro Devices, Inc. and Rocky Holding, Inc. (34)
3.1	Restated Articles of Incorporation of RF Micro Devices, Inc., dated July 27, 1999 (1)
3.2	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated July 26, 2000 (2)
3.3	Articles of Amendment of RF Micro Devices, Inc. to Articles of Incorporation, dated August 10, 2001 (3)
3.4	Bylaws of RF Micro Devices, Inc., as amended and restated through November 8, 2007 (15)
4.1	Specimen Certificate of Common Stock (4)
4.2	Indenture, dated as of April 4, 2007, between RF Micro Devices, Inc. and U.S. Bank National Association, as Trustee, relating to the 1.00% Convertible Subordinated Notes due April 15, 2014 (5)
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
10.40
Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award) pursuant to the 2003 Stock Incentive Plan of RF Micro Devices, Inc., as amended (for awards on and after May 2, 2012) (35)*

10.41	RF Micro Devices, Inc. 2012 Stock Incentive Plan (27)*

10.42	RF Micro Devices, Inc. Director Compensation Plan, Amended and Restated Effective August 16, 2012 (28)*
10.43	Form of Director Annual/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.44	Form of Director Annual/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.45	Form of Director Initial/Supplemental Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.46	Form of Director Initial/Supplemental Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.47	Form of Senior Officer Stock Option Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.48	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.49	Form of Senior Officer Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (28)*
10.50	Form of Change in Control Agreement with RF Micro Devices, Inc. (28)*
10.51	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (32)*
10.52	Form of Restricted Stock Unit Agreement (Performance-Based Award for Senior Officers (TSR)) pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (33)*
10.53	Form of Senior Officer Performance-Based and Service-Based Restricted Stock Unit Agreement pursuant to the RF Micro Devices, Inc. 2012 Stock Incentive Plan (33) *
10.54
Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (31)

10.55
Security and Pledge Agreement, dated March 19, 2013, by and among RF Micro Devices, Inc., the other parties identified as “Obligors” (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A., as administrative agent (31)

10.56
First Amendment, dated as of August 15, 2013, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders (33)

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
101
The following materials from our Annual Report on Form 10-K for the year ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 29, 2014 and March 30, 2013, (ii) the Consolidated Statements of Operations for the years ended March 29, 2014, March 30, 2013, and March 31, 2012, (iii) the Consolidated Statements of Shareholders' Equity for the years ended March 29, 2014, March 30, 2013 and March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the years ended March 29, 2014, March 30, 2013, and March 31, 2012, and (v) the Notes to the Consolidated Financial Statements.

_________

(1)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(2)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2000.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001.

(4)	Incorporated by reference to the exhibit filed with Amendment No. 1 to our Registration Statement on Form S-1, filed April 8, 1997 (File No. 333-22625).

(5)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 10, 2007.

(6)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 25, 1999.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-1, filed February 28, 1997 (File No. 333-22625).

(8)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 27, 1999.

(9)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 26, 1999.

(10)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 2, 2005.

(11)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 7, 2006.

(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005.

(13)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 8, 2006.

(14)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 16, 2007.

(15)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed November 15, 2007 (File No. 333-147432).

(16)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 29, 2008.

(17)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 14, 2008.

(18)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2008.

(19)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2009.

(20)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended April 3, 2010.

(21)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed August 5, 2010.

(22)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2011.

(23)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011.

(24)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 16, 2012.

(25)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed April 11, 2012.

(26)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

(27)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-8, filed August 16, 2012 (File No. 333-183356).

(28)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2012.

(29)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed November 16, 2012.

(30)	Incorporated by reference to the exhibit filed with our amended Quarterly Report on Form 10-Q/A, filed January 3, 2013.

(31)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed March 25, 2013.

(32)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2013.

(33)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2013.

(34)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed February 24, 2014.

(35)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

*	Executive compensation plan or agreement

**	Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.