Form 10-Q
period 2014-06-28
RF MICRO DEVICES INC
filed 2014-08-06
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2014, there were 287,624,840 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 28, 2014	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$97,559	$171,898
Short-term investments (Note 6)	99,063	72,067
Accounts receivable, less allowance of $385 and $313 as of June 28, 2014 and March 29, 2014, respectively	184,038	137,417
Inventories (Note 3)	142,909	125,703
Prepaid expenses	15,241	12,721
Other receivables	16,061	13,181
Other current assets (Note 5)	3,496	4,431
Total current assets	558,367	537,418
Property and equipment, net of accumulated depreciation of $557,642 at June 28, 2014 and $552,901 at March 29, 2014	195,965	195,996
Goodwill	103,901	103,901
Intangible assets, net	48,120	54,990
Long-term investments (Note 6)	3,841	3,841
Other non-current assets (Note 5)	24,235	24,166
Total assets	$934,429	$920,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,529	$79,783
Accrued liabilities	61,447	51,824
Current portion of long term debt, net of unamortized discount (Note 4)	—	87,263
Other current liabilities	6,513	1,103
Total current liabilities	180,489	219,973
Other long-term liabilities (Note 5)	25,021	23,988
Total liabilities	205,510	243,961
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 287,424 and 284,858 shares issued and outstanding at June 28, 2014 and March 29, 2014, respectively	1,298,283	1,284,402
Accumulated other comprehensive loss, net of tax	(745)	(785)
Accumulated deficit	(568,619)	(607,266)
Total shareholders’ equity	728,919	676,351
Total liabilities and shareholders’ equity	$934,429	$920,312
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Revenue	$316,321	$292,996
Cost of goods sold	174,052	199,527
Gross profit	142,269	93,469
Operating expenses:
Research and development	44,586	48,325
Marketing and selling	18,890	19,409
General and administrative	19,065	19,492
Other operating expense (Note 9)	13,608	3,008
Total operating expenses	96,149	90,234
Income from operations	46,120	3,235
Interest expense	(474)	(1,509)
Interest income	35	41
Other income, net	384	408

Income before income taxes	46,065	2,175

Income tax expense (Note 5)	(7,418)	(614)
Net income	$38,647	$1,561

Net income per share (Note 2):
Basic	$0.14	$0.01
Diluted	$0.13	$0.01

Shares used in per share calculation:
Basic	286,257	280,788
Diluted	294,637	287,105
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Net income	$38,647	$1,561
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(1)	3
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	34	8
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	7	1
Other comprehensive income	40	12
Total comprehensive income	$38,687	$1,573
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$38,647	$1,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,839	11,603
Amortization and other non-cash items	7,286	8,557
Excess tax benefit from exercises of stock options	(330)	(3)
Deferred income taxes	2,284	681
Foreign currency adjustments	(340)	(418)
Loss on assets and other, net	1,008	1,578
Income from equity investment	—	(98)
Share-based compensation expense	9,169	9,433
Changes in operating assets and liabilities:
Accounts receivable, net	(46,606)	(7,875)
Inventories	(17,304)	(5,973)
Prepaid expense and other current and non-current assets	(5,699)	(927)
Accounts payable and accrued liabilities	30,959	(4,865)
Income tax payable/recoverable	5,397	(6,103)
Other liabilities	(49)	92
Net cash provided by operating activities	36,261	7,243
Investing activities:
Purchase of property and equipment	(9,771)	(27,197)
Proceeds from sale of property and equipment	7,352	280
Purchase of securities available-for-sale	(89,060)	(26,990)
Proceeds from maturities of securities available-for-sale	62,068	58,000
Net cash (used in) provided by investing activities	(29,411)	4,093
Financing activities:
Payment of debt	(87,503)	—
Debt issuance cost	—	(116)
Excess tax benefit from exercises of stock options	330	3
Proceeds from the issuance of common stock	10,627	1,655
Tax withholding paid on behalf of employees for restricted stock units	(4,703)	(2,484)
Restricted cash associated with financing activities	45	117
Repayment of capital lease obligations	(17)	(16)
Net cash used in financing activities	(81,221)	(841)

Effect of exchange rate changes on cash	32	236
Net (decrease) increase in cash and cash equivalents	(74,339)	10,731
Cash and cash equivalents at the beginning of the period	171,898	101,662
Cash and cash equivalents at the end of the period	$97,559	$112,393
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

The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to March 31 of each year. The first fiscal quarter of each year ends on the Saturday closest to June 30, the second fiscal quarter of each year ends on the Saturday closest to September 30 and the third fiscal quarter of each year ends on the Saturday closest to December 31. Fiscal 2015 is a 52-week year and fiscal 2014 was a 52-week year.

2. NET INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	June 28, 2014	June 29, 2013
Numerator:
Numerator for basic and diluted net income per share — net income available to common shareholders	$38,647	$1,561
Denominator:
Denominator for basic net income per share — weighted average shares	286,257	280,788
Effect of dilutive securities:
Share-based awards	8,380	6,317
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	294,637	287,105
Basic net income per share	$0.14	$0.01
Diluted net income per share	$0.13	$0.01

In the computation of diluted net income per share for the three months ended June 28, 2014 and three months ended June 29, 2013, outstanding stock options to purchase less than 0.1 million shares and approximately 8.9 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share does not assume the conversion of the Company’s $175 million initial aggregate principal amount of convertible subordinated notes (the "2014 Notes"). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million was paid with cash on hand (see Note 4).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	June 28, 2014	March 29, 2014
Raw materials	$33,757	$32,927
Work in process	65,628	51,544
Finished goods	43,524	41,232
Total inventories	$142,909	$125,703

4. DEBT

Convertible Debt
The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Credit Agreement
In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. The Company currently has no outstanding amounts under the Credit Agreement and is in compliance with the financial covenants associated with the Credit Agreement as of June 28, 2014.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three months ended June 28, 2014 and June 29, 2013 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 28, 2014 and June 29, 2013.

The Company’s income tax expense was $7.4 million for the three months ended June 28, 2014 and $0.6 million for the three months ended June 29, 2013. The Company’s effective tax rate was 16.1% for the three months ended June 28, 2014 and 28.2% for the three months ended June 29, 2013. The Company's effective tax rate for both the first quarter of fiscal 2015 and the first quarter of fiscal 2014 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, the domestic production activity deduction (for fiscal 2015 only), and adjustments to reduce the carrying value of United Kingdom (U.K.) deferred tax assets (for fiscal 2014 only).

Deferred Taxes
The valuation allowance against net deferred tax assets has decreased in fiscal 2015 by $10.0 million from the $143.3 million balance as of the end of fiscal 2014, with the change primarily arising from a decrease in domestic deferred tax assets as a result of generating current year domestic taxable income. The Company intends to maintain a valuation allowance against its domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates. It is reasonably possible that with continued profitability in the U.S. during the remainder of fiscal 2015, a significant portion of the valuation allowance related to domestic deferred tax assets may be released once the weight of available evidence supports the conclusion that it is more likely than not that the domestic deferred tax assets can be realized.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The valuation allowance against deferred tax assets related to U.K. tax losses was increased during the first quarter of fiscal 2014 as manufacturing operations at the U.K. manufacturing facility were in process of being phased out and U.K. tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose.

The Company has outstanding domestic federal and state tax net operating loss (“NOLs”) carry-forwards that began or will begin to expire in fiscal 2019 and fiscal 2015, respectively, if unused. The use of the NOLs that were acquired in prior year acquisitions is subject to certain annual limitations under Internal Revenue Code Section 382 and similar state tax provisions.

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $39.4 million as of the end of fiscal 2014 to $39.5 million as of the end of the first quarter of fiscal 2015, with the change arising from a $0.1 million increase related to tax positions taken with respect to the current fiscal year.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of June 28, 2014 and March 29, 2014 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 28, 2014
U.S. government/agency securities	$102,064	$1	$(1)	$102,064
Auction rate securities	2,150	—	—	2,150
Money market funds	38,808	—	—	38,808
	$143,022	$1	$(1)	$143,022
March 29, 2014
U.S. government/agency securities	$133,064	$1	$—	$133,065
Auction rate securities	2,150	—	—	2,150
Money market funds	48,800	—	—	48,800
	$184,014	$1	$—	$184,015

The estimated fair value of available-for-sale securities was based on the prevailing market values on June 28, 2014 and March 29, 2014. We determine the cost of an investment sold based on the specific identification method.

The gross realized gains and losses recognized on available-for-sale securities for the three months ended June 28, 2014 and June 29, 2013, were insignificant.

No available-for-sale investments were in a continuous unrealized loss position as of June 28, 2014 and March 29, 2014.

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	June 28, 2014		March 29, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$140,872	$140,872	$181,864	$181,865
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$143,022	$143,022	$184,014	$184,015

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

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of June 28, 2014 and March 29, 2014 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
June 28, 2014
U.S. government/agency securities	$102,064	$102,064	$—
Auction rate securities	2,150	—	2,150
Money market funds	38,808	38,808	—
	$143,022	$140,872	$2,150
March 29, 2014
U.S. government/agency securities	$133,065	$133,065	$—
Auction rate securities	2,150	—	2,150
Money market funds	48,800	48,800	—
	$184,015	$181,865	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of June 28, 2014 and March 29, 2014, the Company did not have any Level 3 securities.

Nonrecurring Fair Value Measurements
The Company's non-financial assets, such as intangible assets and property and equipment, are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. The Company did not have any material non-financial assets or liabilities measured at fair value during the three months ended June 28, 2014. During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and the then-pending sale of its U.K. manufacturing facility. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility, which resulted in a loss on these impaired assets of $0.6 million.

Other Fair Value Disclosures
The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair values because of the relatively short-term maturities of these instruments.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company will adopt the provisions of ASU 2014-12 in the first quarter of fiscal 2017, and is currently evaluating the impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which amends the guidance in former Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and provides a single, comprehensive revenue recognition model for all contracts with customers. ASU 2014-09 contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company will adopt the provisions of ASU 2014-09 in the first quarter of fiscal 2018, and is currently evaluating the impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. This guidance is effective for companies for any new disposals and new classifications of assets held for sale in annual periods beginning on or after December 15, 2014. The Company will adopt the provisions of ASU 2014-08 in the first quarter of fiscal 2016 and the adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction of a deferred tax asset or a tax credit carryforward, excluding certain exceptions. This ASU was effective for the Company beginning in the first quarter of fiscal 2015 and the adoption did not have a material impact on the Company's consolidated financial statements.

8. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of June 28, 2014 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

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

MPG is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, voltage-controlled oscillators (VCOs), phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure, (second generation (2G), third generation (3G) and fourth generation (4G)), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and cable television (CATV) wireline infrastructure. Industrial applications include Smart Energy/Advanced Metering Infrastructure (AMI), private mobile radio, and test and measurement equipment.

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

As of June 28, 2014, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

The “All other” category includes operating expenses such as share-based compensation, amortization of purchased intangible assets, acquisition- and integration-related costs, intellectual property rights (IPR) litigation costs, restructuring and disposal costs, certain consulting costs, and other miscellaneous corporate overhead expenses that the Company does not allocate to its reportable segments because these expenses are not included in the segment operating performance measures evaluated by the Company’s CODM. The CODM does not evaluate operating segments using discrete asset information. The Company’s operating segments do not record inter-company revenue. The Company does not allocate gains and losses from equity investments, interest and other income, or taxes to operating segments. Except as discussed above regarding the “All other” category, the Company’s accounting policies for segment reporting are the same as for RFMD as a whole.

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended
	June 28, 2014	June 29, 2013
Net revenue:
CPG	$261,116	$237,713
MPG	55,187	55,283
Other operating segment	18	—
Total net revenue	$316,321	$292,996
Income from operations:
CPG	$69,616	$21,950
MPG	10,871	6,861
Other operating segment	(1,572)	(823)
All other	(32,795)	(24,753)
Income from operations	46,120	3,235
Interest expense	(474)	(1,509)
Interest income	35	41
Other income	384	408
Income before income taxes	$46,065	$2,175

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended
	June 28, 2014	June 29, 2013
Reconciliation of “All other” category:
Share-based compensation expense	$(9,169)	$(9,433)
Amortization of intangible assets	(6,966)	(7,217)
Acquisition and integration related costs	(8,453)	(130)
Restructuring and disposal costs	(1,315)	(4,842)
IPR litigation costs	(6,014)	(824)
Certain consulting expense	—	(2,200)
Other expenses ((loss) gain on property and equipment, and start-up costs)	(878)	(107)
Loss from operations for “All other”	$(32,795)	$(24,753)

9.     MERGER AGREEMENT

On February 22, 2014, RFMD and TriQuint Semiconductor, Inc. ("TriQuint") entered into an Agreement and Plan of Merger and Reorganization providing for the business combination of RFMD and TriQuint under a new holding company currently named Rocky Holding, Inc. During the first quarter of fiscal 2015, the Company incurred acquisition costs of $2.5 million and integration costs of $6.0 million associated with the proposed business combination. The acquisition and integration costs are being expensed as incurred and are presented in the Condensed Consolidated Statement of Operations as "Other operating expense (income)." Certain fees are contingent on the transaction closing. Consummation of the business combination with TriQuint is subject to, among other things, the separate approvals of both RFMD shareholders and TriQuint shareholders at each company's special meeting of shareholders on September 5, 2014 and regulatory approvals. We currently anticipate the merger will be completed during the second half of calendar year 2014.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. SUBSEQUENT EVENTS

On July 22, 2014, we announced that we had entered into a confidential settlement and license agreement with Peregrine Semiconductor Corporation under which both parties agreed to cross license certain patents to each other, settle all outstanding claims between them and dismiss all related litigation, including patent infringement proceedings pending in the United States District Court for the Southern District of California.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that relate to our plans, objectives, estimates and goals. Statements expressing expectations regarding our future and projections relating to products, sales, revenues and earnings are typical of such statements and are made under the Private Securities Litigation Reform Act of 1995. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” and “estimate,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including, but not limited to the factors listed below:

Standard Operating Risk Factors

•	changes in business and economic conditions, including downturns in the semiconductor industry and/or the overall economy;

•	our ability to accurately predict market requirements and evolving industry standards in a timely manner;

•	our ability to accurately predict customer demand and thereby avoid the possibility of obsolete inventory, which would reduce our profit margins;

•	our customers’ and distributors’ ability to manage the inventory they hold and forecast their demand;

•	our ability to successfully integrate acquired businesses, operations, product technologies and personnel as well as achieve expected synergies;

•	our ability to achieve cost savings and improve yields and margins on our new and existing products;

•	our ability to respond to possible downward pressure on the average selling prices of our products caused by our customers or our competitors;

•	our ability to efficiently utilize our capacity, or to acquire additional capacity, in response to customer demand;

•	the inability of certain of our customers to access their traditional sources of credit, which could lead them to reduce their level of purchases or seek credit or other accommodations from us;

•	our ability to continue to improve our product designs, develop new products in response to new technologies, and achieve design wins;

•	our dependence on a limited number of customers for a substantial portion of our revenue;

•	our ability to bring new products to market in response to market shifts and to use technological innovation to shorten time-to-market for our products;

•	the risks associated with our wafer fabrication facility, our assembly facility and our test and tape and reel facilities;

•	variability in manufacturing yields, and raw material costs and availability;

•	our dependence on third parties, including wafer foundries, wafer starting material suppliers, passive component manufacturers, assembly and packaging suppliers and test and tape and reel suppliers;

•	our ability to manage platform provider and customer relationships;

•	our ability to procure, commercialize and enforce intellectual property rights (IPR) and to operate our business without infringing on the unlicensed IPR of others;

•	the risks associated with security breaches and other similar disruptions, which could compromise our information and expose us to liability and could cause our business and reputation to suffer;

•	currency fluctuations, tariffs, trade barriers, tax and export license requirements and health and security issues associated with our foreign operations; and

•	our ability to attract and retain skilled personnel and develop leaders for key business units and functions.

Merger-Related Risk Factors

•	the ability to obtain regulatory approvals of the transaction with TriQuint;

•
failure to realize the anticipated benefits of the transaction, including as a result of a delay in completing the transaction or a delay or difficulty in integrating the businesses of RFMD and TriQuint;

•	the expected amount and timing of cost savings and operating synergies;

•	failure to receive the approval of the shareholders of either RFMD or TriQuint for the transaction; and

•	uncertainty as to whether we will be able to consummate the transaction with TriQuint, on the terms set forth in the definitive merger agreement entered into on February 22, 2014, and as amended.

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

•
Multi-Market Products Group (MPG) is a leading global supplier of a broad array of RF solutions, such as PAs, low noise amplifiers, variable gain amplifiers, high power gallium nitride transistors, attenuators, mixers, modulators, switches, VCOs, phase locked loop modules, circulators, isolators, multi-chip modules, front end modules, and a range of military and space components (amplifiers, mixers, VCOs and power dividers). Major communications applications include mobile wireless infrastructure (second generation (2G), third generation (3G) and fourth generation (4G)), point-to-point and microwave radios, WiFi (infrastructure and mobile devices), and CATV wireline infrastructure. Industrial applications include Smart Energy/AMI, private mobile radio, and test and measurement equipment. Aerospace and defense applications include military communications, radar and electronic warfare, as well as space communications.

•	Compound Semiconductor Group (CSG) is a business group that was established to leverage our compound semiconductor technologies and related expertise in RF and non-RF end markets and applications.

As of June 28, 2014, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue.

FIRST QUARTER FISCAL 2015 FINANCIAL HIGHLIGHTS:

•	Quarterly revenue increased 8.0% as compared to the first quarter of fiscal 2014, primarily due to increased demand for our cellular RF solutions for smartphones.

•
Gross margin for the quarter was 45.0% as compared to 31.9% for the first quarter of fiscal 2014. This increase is primarily due to manufacturing and sourcing-related cost reductions, a favorable change in product mix towards higher margin products, and increased demand, which was partially offset by average selling price erosion.

•
Operating income was $46.1 million for the first quarter of fiscal 2015 as compared to an operating income of $3.2 million for the first quarter of fiscal 2014. This increase was primarily due to higher revenue and improved gross margin, which was partially offset by a slight increase in total operating expenses related to the proposed merger with TriQuint.

•	Inventory totaled $142.9 million at June 28, 2014, reflecting turns of 4.9 as compared to $166.9 million and turns of 4.8 at June 29, 2013.

•	Diluted earnings per share for the first quarter of fiscal 2015 was $0.13 as compared to $0.01 for the first quarter of fiscal 2014.

•	Cash flow from operations was $36.3 million for the first quarter of fiscal 2015 as compared to $7.2 million for the first quarter of fiscal 2014.

•	During the first quarter of fiscal 2015, the 2014 Notes became due and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

•	During the first quarter of fiscal 2015, we recorded merger-related expenses and integration costs totaling $8.5 million related to the proposed business combination with TriQuint.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three months ended June 28, 2014 and June 29, 2013.

	Three Months Ended
(In thousands, except percentages)	June 28, 2014	% of Revenue	June 29, 2013	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$316,321	100.0%	$292,996	100.0%	$23,325	8.0%
Cost of goods sold	174,052	55.0	199,527	68.1	(25,475)	(12.8)
Gross profit	142,269	45.0	93,469	31.9	48,800	52.2
Research and development	44,586	14.1	48,325	16.5	(3,739)	(7.7)
Marketing and selling	18,890	6.0	19,409	6.6	(519)	(2.7)
General and administrative	19,065	6.0	19,492	6.7	(427)	(2.2)
Other operating expense	13,608	4.3	3,008	1.0	10,600	352.4
Operating income	$46,120	14.6%	$3,235	1.1%	42,885	1,325.7

Revenue increased for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, primarily due to increased demand for our cellular RF solutions for smartphones.

Gross margin increased for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, primarily due to manufacturing and sourcing-related cost reductions, a favorable change in product mix towards higher margin products, and increased demand, which was partially offset by average selling price erosion.

Operating income increased for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, primarily due to higher revenue and improved gross margin. Total operating expenses increased slightly primarily due to expenses associated with the proposed business combination with TriQuint.

Operating Expenses

Research and development, Marketing and selling and General and administrative expenses decreased slightly for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 primarily due to lower employee-related costs and lower product development costs.

Other operating expense increased for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 primarily due to expenses associated with the proposed merger with TriQuint.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	June 28, 2014	June 29, 2013	Increase	Percentage Change
Revenue	$261,116	$237,713	$23,403	9.8%
Operating income	69,616	21,950	47,666	217.2
Operating income as a % of revenue	26.7%	9.2%

The increase in CPG revenue for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 was primarily due to increased demand for our cellular RF solutions for smartphones.

The increase in CPG operating income for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 was primarily due to higher revenue and improved gross margin (resulting from manufacturing and sourcing-related cost reductions, a favorable change in product mix towards higher margin products, and increased demand, which was partially offset by average selling price erosion).

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	June 28, 2014	June 29, 2013	Increase (Decrease)	Percentage Change
Revenue	$55,187	$55,283	$(96)	(0.2)%
Operating income	10,871	6,861	4,010	58.4
Operating income as a % of revenue	19.7%	12.4%

MPG revenue for the three months ended June 28, 2014 was relatively flat as compared to the three months ended June 29, 2013.

The increase in MPG operating income for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013 was primarily due to improved gross margin resulting from manufacturing- and sourcing-related cost reductions which was partially offset by average selling price erosion.

See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three months ended June 28, 2014 and June 29, 2013.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended
(In thousands)	June 28, 2014	June 29, 2013
Interest expense	$(474)	$(1,509)
Interest income	35	41
Other income	384	408
Income tax expense	(7,418)	(614)

Interest Expense
Interest expense decreased for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, primarily due to lower debt balances. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Our interest expense included cash interest of $0.1 million for the three months ended June 28, 2014, compared to cash interest of $0.3 million for the three months ended June 29, 2013, respectively.

Other Income
The fluctuations in other income for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, are primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts, and a change in the gain (loss) on our equity investment.

Income Taxes
Our provision for income taxes for the three months ended June 28, 2014 and June 29, 2013, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three months ended June 28, 2014 and June 29, 2013.

Income tax expense was $7.4 million for the three months ended June 28, 2014, which is comprised primarily of tax expense related to domestic and international operations, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense was $0.6 million for the three months ended June 29, 2013, which is comprised primarily of tax expense related to domestic and international operations and reductions in the net U.K. deferred tax asset, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets decreased by $10.0 million from the $143.3 million balance as of the end of fiscal 2014, with the change primarily arising from a decrease in domestic deferred tax assets as a result of generating current year domestic taxable income. We intend to maintain a valuation allowance against the domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations. It is reasonably possible that with continued profitability in the U.S. during the remainder of fiscal 2015, a significant portion of the valuation allowance related to domestic deferred tax assets may be released once the weight of available evidence supports the conclusion that it is more likely than not that the domestic deferred tax assets can be realized.

The valuation allowance against deferred tax assets related to U.K. tax losses was increased during the first quarter of fiscal 2014 as manufacturing operations at the U.K manufacturing facility were in process of being phased out and U.K tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of June 28, 2014, we had working capital of approximately $377.9 million, including $97.6 million in cash and cash equivalents, compared to working capital of approximately $262.8 million at June 29, 2013, including $112.4 million in cash and cash equivalents. During the first quarter of fiscal 2015, the 2014 Notes became due and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand. During the first quarter of fiscal 2014, the 2014 Notes were reclassified to current liabilities which negatively impacted the working capital calculation for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2015.

Our total cash, cash equivalents and short-term investments were $196.6 million as of June 28, 2014. This balance includes approximately $48.7 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Our board of directors has authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 31, 2015. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Between January 25, 2011 and June 28, 2014, we repurchased approximately $62.6 million of our common stock under this program, leaving us with an additional authorization of up to approximately $137.4 million under the program.

In the first quarter of fiscal 2015, we commenced construction on a new manufacturing facility in China to significantly expand our internal assembly and test capabilities. Costs related to this new facility are expected to be funded with cash flows from operations.

Cash Flows from Operating Activities
Operating activities for the three months ended June 28, 2014 generated cash of $36.3 million, compared to $7.2 million for the three months ended June 29, 2013. This year-over-year increase was primarily attributable to improved profitability resulting from manufacturing- and sourcing-related cost reductions as well as higher revenue.

Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 28, 2014 was $29.4 million, compared to net cash provided by investing activities of $4.1 million for the three months ended June 29, 2013. This change was primarily due to a decrease in net proceeds from maturities of available-for-sale securities for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013, offset by lower capital expenditures and increased proceeds from the sale of equipment for the three months ended June 28, 2014 as compared to the three months ended June 29, 2013.

Cash Flows from Financing Activities
Net cash used in financing activities was $81.2 million for the three months ended June 28, 2014, compared to net cash used in financing activities of $0.8 million for the three months ended June 29, 2013. Net cash used in financing activities was higher during the three months ended June 28, 2014 as we paid the $87.5 million remaining principal balance of the 2014 Notes.

COMMITMENTS AND CONTINGENCIES

Convertible Debt The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

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

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of June 28, 2014.

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE, Inc. ("IQE"), a global supplier of advanced semiconductor wafer products and wafer services, under which we transferred our molecular beam epitaxy ("MBE") wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our metal organic chemical vapor deposition (MOCVD) supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of June 28, 2014, our minimum purchase commitment related to the wafer supply agreement is approximately $3.5 million.

Capital Commitments At June 28, 2014, we had short-term capital commitments of approximately $14.3 million.

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

Legal We are involved in litigation and other legal proceedings in the ordinary course of business as well as the matter identified below under Part II, Item 1 of this Quarterly Report on Form 10-Q. See Part II, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our current legal proceedings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the first quarter of fiscal 2015. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

On July 22, 2014, we announced that we had entered into a confidential settlement and license agreement with Peregrine Semiconductor Corporation under which both parties agreed to cross license certain patents to each other, settle all outstanding claims between them and dismiss all related litigation, including patent infringement proceedings pending in the United States District Court for the Southern District of California.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Because of the Company's incorporation in North Carolina, which does not recognize treasury shares, the repurchased shares are canceled at the time of repurchase. Shares repurchased are deemed authorized but unissued shares of common stock. As of June 28, 2014, there was $137.4 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month period ended June 28, 2014.

ITEM 6. EXHIBITS.

10.1
2014 Declaration of Amendment to 2003 Stock Incentive Plan of RF Micro Devices, Inc. as amended (Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 20, 2014)*

10.2	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Employees) pursuant to the 2012 Stock Incentive Plan of RF Micro Devices, Inc.*

10.3	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2012 Stock Incentive Plan of RF Micro Devices, Inc.*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 28, 2014 and March 29, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 28, 2014 and June 29, 2013; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 28, 2014 and June 29, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2014 and June 29, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	August 6, 2014	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary
(Principal Financial Officer)

Date:	August 6, 2014	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1
2014 Declaration of Amendment to 2003 Stock Incentive Plan of RF Micro Devices, Inc. as amended (Incorporated by reference to the exhibit filed with our Current Report on Form 8-K, filed May 20, 2014)*

10.2	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Employees) pursuant to the 2012 Stock Incentive Plan of RF Micro Devices, Inc.*

10.3	Form of Restricted Stock Unit Agreement (Performance-Based and Service-Based Award for Senior Officers) pursuant to the 2012 Stock Incentive Plan of RF Micro Devices, Inc.*

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 28, 2014 and March 29, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended June 28, 2014 and June 29, 2013; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 28, 2014 and June 29, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended June 28, 2014 and June 29, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements

* Executive compensation plan or agreement

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.