Form 10-Q
period 2014-09-27
RF MICRO DEVICES INC
filed 2014-10-31
CIK 911160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2014, there were 290,726,364 shares of the registrant’s common stock outstanding.

RF MICRO DEVICES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1.
RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 27, 2014	March 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110,675	$171,898
Short-term investments (Note 6)	130,603	72,067
Accounts receivable, less allowance of $558 and $313 as of September 27, 2014 and March 29, 2014, respectively	218,008	137,417
Inventories (Note 3)	159,152	125,703
Prepaid expenses	21,772	12,721
Other receivables	15,782	13,181
Other current assets (Note 5)	6,418	4,431
Total current assets	662,410	537,418
Property and equipment, net of accumulated depreciation of $564,095 at September 27, 2014 and $552,901 at March 29, 2014	207,113	195,996
Goodwill	103,901	103,901
Intangible assets, net	41,966	54,990
Long-term investments (Note 6)	2,150	3,841
Other non-current assets (Note 5)	40,071	24,166
Total assets	$1,057,611	$920,312
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,409	$79,783
Accrued liabilities	60,635	51,824
Current portion of long term debt, net of unamortized discount (Note 4)	—	87,263
Other current liabilities (Note 5)	19,704	1,103
Total current liabilities	208,748	219,973
Other long-term liabilities (Note 5)	46,958	23,988
Total liabilities	255,706	243,961
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 500,000 shares authorized; 290,594 and 284,858 shares issued and outstanding at September 27, 2014 and March 29, 2014, respectively	1,304,953	1,284,402
Accumulated other comprehensive income (loss), net of tax	2,260	(785)
Accumulated deficit	(505,308)	(607,266)
Total shareholders’ equity	801,905	676,351
Total liabilities and shareholders’ equity	$1,057,611	$920,312
See accompanying Notes to Condensed Consolidated Financial Statements.

 RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$362,667	$310,716	$678,988	$603,712
Cost of goods sold	195,216	206,060	369,268	405,587
Gross profit	167,451	104,656	309,720	198,125
Operating expenses:
Research and development	48,567	49,204	93,153	97,529
Marketing and selling	19,179	18,918	38,069	38,327
General and administrative	17,754	24,062	36,819	43,554
Other operating expense (Note 9)	6,695	3,016	20,303	6,024
Total operating expenses	92,195	95,200	188,344	185,434
Income from operations	75,256	9,456	121,376	12,691
Interest expense	(195)	(1,403)	(669)	(2,912)
Interest income	40	41	75	82
Other income, net	137	363	521	771

Income before income taxes	75,238	8,457	121,303	10,632

Income tax expense (Note 5)	(11,927)	(2,565)	(19,345)	(3,179)
Net income	$63,311	$5,892	$101,958	$7,453

Net income per share (Note 2):
Basic	$0.22	$0.02	$0.35	$0.03
Diluted	$0.21	$0.02	$0.34	$0.03

Shares used in per share calculation:
Basic	288,843	282,017	287,551	281,403
Diluted	296,535	287,629	295,586	287,367
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$63,311	$5,892	$101,958	$7,453
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	3,139	2	3,138	5
Foreign currency translation adjustment, including intra-entity foreign currency transactions that are of a long-term-investment nature	(141)	95	(107)	103
Reclassification adjustments, net of tax:
Amortization of pension actuarial loss	7	—	14	1
Other comprehensive income	3,005	97	3,045	109
Total comprehensive income	$66,316	$5,989	$105,003	$7,562
See accompanying Notes to Condensed Consolidated Financial Statements.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$101,958	$7,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,074	22,901
Amortization and other non-cash items	14,163	16,670
Excess tax benefit from exercises of stock options	(2,681)	(23)
Deferred income taxes	7,734	2,861
Foreign currency adjustments	(462)	(755)
Loss on assets and other, net	1,617	2,945
Income from equity investment	—	(213)
Share-based compensation expense	18,712	19,868
Changes in operating assets and liabilities:
Accounts receivable, net	(80,583)	(45,060)
Inventories	(33,674)	16,947
Prepaid expense and other current and non-current assets	(11,155)	(6,203)
Accounts payable and accrued liabilities	43,634	1,039
Income tax payable/recoverable	18,082	(9,012)
Other liabilities	(6,458)	(665)
Net cash provided by operating activities	94,961	28,753
Investing activities:
Purchase of property and equipment	(29,073)	(43,928)
Purchase of intangibles	—	(330)
Proceeds from sale of property and equipment	7,365	392
Purchase of securities available-for-sale	(183,109)	(47,986)
Proceeds from maturities of securities available-for-sale	131,432	78,000
Net cash used in investing activities	(73,385)	(13,852)
Financing activities:
Payment of debt	(87,503)	—
Debt issuance cost	—	(122)
Excess tax benefit from exercises of stock options	2,681	23
Proceeds from the issuance of common stock	16,459	4,340
Repurchase of common stock, including transaction costs	—	(12,000)
Tax withholding paid on behalf of employees for restricted stock units	(14,402)	(8,031)
Restricted cash associated with financing activities	109	89
Repayment of capital lease obligations	(34)	(32)
Net cash used in financing activities	(82,690)	(15,733)

Effect of exchange rate changes on cash	(109)	659
Net decrease in cash and cash equivalents	(61,223)	(173)
Cash and cash equivalents at the beginning of the period	171,898	101,662
Cash and cash equivalents at the end of the period	$110,675	$101,489
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

2. NET INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Numerator for basic and diluted net income per share — net income available to common shareholders	$63,311	$5,892	$101,958	$7,453
Denominator:
Denominator for basic net income per share — weighted average shares	288,843	282,017	287,551	281,403
Effect of dilutive securities:
Share-based awards	7,692	5,612	8,035	5,964
Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	296,535	287,629	295,586	287,367
Basic net income per share	$0.22	$0.02	$0.35	$0.03
Diluted net income per share	$0.21	$0.02	$0.34	$0.03

In the computation of diluted net income per share for the three and six months ended September 27, 2014, outstanding stock options to purchase less than 0.1 million shares were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive. In the computation of diluted net income per share for the three and six months ended September 28, 2013, approximately 8.2 million shares and 8.5 million shares, respectively, were excluded because the exercise price of the options was greater than the average market price of the underlying common stock and the effect of their inclusion would have been anti-dilutive.

The computation of diluted net income per share does not assume the conversion of the Company’s $175 million initial aggregate principal amount of convertible subordinated notes (the "2014 Notes"). The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand (see Note 4).

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. INVENTORIES
Inventories are stated at the lower of cost or market determined using the average cost method. The components of inventories are as follows (in thousands):

	September 27, 2014	March 29, 2014
Raw materials	$34,299	$32,927
Work in process	76,330	51,544
Finished goods	48,523	41,232
Total inventories	$159,152	$125,703

4. DEBT

Convertible Debt
The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Credit Agreement
In March 2013, the Company and certain material domestic subsidiaries of the Company (the “Guarantors”) entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. The Company may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. The Company’s obligations under the Credit Agreement are jointly and severally guaranteed by the Guarantors. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. On October 15, 2014, the Credit Agreement was amended in connection with the proposed business combination with TriQuint Semiconductor, Inc. (“TriQuint”) (see Note 9) to reflect the lenders’ consent to the Permitted Change of Control (as defined in the Credit Agreement). The Company currently has no outstanding amounts under the Credit Agreement and is in compliance with the financial covenants associated with the Credit Agreement as of September 27, 2014.

5. INCOME TAXES

Income Tax Expense
The Company’s provision for income taxes for the three and six months ended September 27, 2014 and September 28, 2013 has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 27, 2014 and September 28, 2013.

The Company’s income tax expense was $11.9 million and $19.3 million for the three and six months ended September 27, 2014, respectively, and $2.6 million and $3.2 million for the three and six months ended September 28, 2013, respectively. The Company’s effective tax rate was 15.9% for both the three and six months ended September 27, 2014, and 30.3% and 29.9% for the three and six months ended September 28, 2013, respectively. The Company's effective tax rate for both the second quarter of fiscal 2015 and the second quarter of fiscal 2014 differed from the statutory rate primarily due to tax rate differences in foreign jurisdictions, state income taxes, domestic tax credits generated, adjustments to the valuation allowance limiting the recognition of the benefit of domestic deferred tax assets, the domestic production activity deduction (for fiscal 2015 only), and adjustments to reduce the carrying value of United Kingdom (U.K.) deferred tax assets (for fiscal 2014 only).

Deferred Taxes
The valuation allowance against net deferred tax assets has decreased in fiscal 2015 by $19.6 million from the $143.3 million balance as of the end of fiscal 2014, with the change primarily arising from a decrease in domestic deferred tax assets as a result of generating current year domestic taxable income. The Company intends to maintain a valuation allowance against its

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income the Company is able to generate in the various taxing jurisdictions in which the Company operates. It is reasonably possible that with continued profitability in the U.S. during the remainder of fiscal 2015, a significant portion of the valuation allowance related to domestic deferred tax assets may be released once the weight of available evidence supports the conclusion that it is more likely than not that the domestic deferred tax assets can be realized.

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

Uncertain Tax Positions
The Company’s gross unrecognized tax benefits increased from $39.4 million as of the end of fiscal 2014 to $39.6 million as of the end of the second quarter of fiscal 2015, with the change arising from a $0.2 million increase related to tax positions taken with respect to the current fiscal year.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Available-For-Sale
The following is a summary of available-for-sale securities as of September 27, 2014 and March 29, 2014 (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 27, 2014
U.S. government/agency securities	$145,055	$9	$—	$145,064
Auction rate securities	2,150	—	—	2,150
Equity securities	1,594	4,945	—	$6,539
Money market funds	28,828	—	—	28,828
	$177,627	$4,954	$—	$182,581
March 29, 2014
U.S. government/agency securities	$133,064	$1	$—	$133,065
Auction rate securities	2,150	—	—	2,150
Equity securities	—	—	—	—
Money market funds	48,800	—	—	48,800
	$184,014	$1	$—	$184,015

The estimated fair value of available-for-sale securities was based on the prevailing market values on September 27, 2014 and March 29, 2014. We determine the cost of an investment sold based on the specific identification method.

There were no gross realized gains and losses recognized on available-for-sale securities for the three and six months ended September 27, 2014. The gross realized gains and losses recognized on available-for-sale securities for the three and six months ended September 28, 2013 were insignificant.

No available-for-sale investments were in a continuous unrealized loss position as of September 27, 2014 and March 29, 2014.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The amortized cost of available-for-sale investments in debt securities with contractual maturities is as follows (in thousands):

	September 27, 2014		March 29, 2014
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Due in less than one year	$173,883	$173,892	$181,864	$181,865
Due after ten years	2,150	2,150	2,150	2,150
Total investments in debt securities	$176,033	$176,042	$184,014	$184,015

Fair Value Measurements
On a quarterly basis, the Company measures the fair value of its marketable securities, which are comprised of U.S. government/agency securities, auction rate securities (ARS), equity securities, and money market funds. Marketable securities are reported at fair value in cash and cash equivalents, short-term investments and long-term investments on the Company’s Condensed Consolidated Balance Sheet. The related unrealized gains and losses are included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of tax.

Recurring Fair Value Measurements
The fair value of the financial assets measured at fair value on a recurring basis was determined using the following levels of inputs as of September 27, 2014 and March 29, 2014 (in thousands):

	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
September 27, 2014
U.S. government/agency securities	$145,064	$145,064	$—
Auction rate securities	2,150	—	2,150
Equity securities	6,539	6,539	—
Money market funds	28,828	28,828	—
	$182,581	$180,431	$2,150
March 29, 2014
U.S. government/agency securities	$133,065	$133,065	$—
Auction rate securities	2,150	—	2,150
Equity securities	—	—	—
Money market funds	48,800	48,800	—
	$184,015	$181,865	$2,150

ARS are debt instruments with interest rates that reset through periodic short-term auctions. The Company’s Level 2 ARS are valued at par based on quoted prices for identical or similar instruments in markets that are not active. As of September 27, 2014 and March 29, 2014, the Company did not have any Level 3 securities.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nonrecurring Fair Value Measurements
The Company's non-financial assets, such as intangible assets, property and equipment, assets acquired and liabilities assumed in an acquisition or in a non-monetary exchange are measured at fair value when there is an indicator of impairment, and recorded at fair value only when an impairment charge is recognized. During the three and six months ended September 27, 2014, the Company did not have any material non-financial assets or liabilities that were measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. During the first quarter of fiscal 2014, the Company recorded a $1.7 million impairment of certain property and equipment as a result of the phase out of manufacturing and the then-pending sale of its U.K. manufacturing facility. As of June 29, 2013, the fair value of these impaired assets was estimated to be $0.8 million using a significant Level 3 unobservable input (market valuation approach). The market valuation approach uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as the Company's experience. During the second quarter of fiscal 2014, the Company sold its U.K. manufacturing facility, which resulted in a loss on these impaired assets of $0.6 million.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. OPERATING SEGMENT INFORMATION

RFMD’s operating segments as of September 27, 2014 are its Cellular Products Group (CPG), Multi-Market Products Group (MPG) and Compound Semiconductor Group (CSG).

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

As of September 27, 2014, the Company’s reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12 and is therefore included in the “Other operating segment” line in the following tables. CPG and MPG are separate reportable segments based on the organizational structure and information reviewed by the Company’s Chief Executive Officer, who is the Company’s chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on non-GAAP operating income (loss) and non-GAAP operating income (loss) as a percentage of revenue.

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

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables present details of the Company’s reportable segments and a reconciliation of the “All other” category (in thousands):

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net revenue:
CPG	$298,461	$255,476	$559,577	$493,188
MPG	63,517	55,232	118,704	110,516
Other operating segment	43	8	61	8
All other	646	—	646	—
Total net revenue	$362,667	$310,716	$678,988	$603,712
Income from operations:
CPG	$86,725	$29,082	$156,341	$51,032
MPG	15,198	8,871	26,069	15,731
Other operating segment	(1,762)	(751)	(3,333)	(1,573)
All other	(24,905)	(27,746)	(57,701)	(52,499)
Income from operations	75,256	9,456	121,376	12,691
Interest expense	(195)	(1,403)	(669)	(2,912)
Interest income	40	41	75	82
Other income	137	363	521	771
Income before income taxes	$75,238	$8,457	$121,303	$10,632

	Three Months Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Reconciliation of “All other” category:
Share-based compensation expense	$(9,543)	$(10,436)	$(18,712)	$(19,868)
Amortization of intangible assets	(6,801)	(6,746)	(13,767)	(13,963)
Acquisition and integration related costs	(5,461)	—	(13,914)	(130)
Restructuring and disposal costs	(262)	(4,015)	(1,577)	(8,857)
IPR litigation costs	(1,992)	(1,902)	(8,006)	(2,726)
Certain consulting expense	—	(4,800)	—	(7,000)
Other expenses ((loss) gain on property and equipment, and start-up costs)	(846)	153	(1,725)	45
Loss from operations for “All other”	$(24,905)	$(27,746)	$(57,701)	$(52,499)

9.     MERGER AGREEMENT

On February 22, 2014, RFMD and TriQuint entered into an Agreement and Plan of Merger and Reorganization (as subsequently amended on July 15, 2014, the "Merger Agreement") providing for the business combination of RFMD and TriQuint under a new holding company named Qorvo, Inc. (formerly named Rocky Holding, Inc.) ("Qorvo"). The shareholders of both RFMD and TriQuint approved the Merger Agreement at each company's special meeting of shareholders on September 5, 2014. The consummation of the business combination with TriQuint continues to be subject to certain regulatory approvals and satisfaction of customary closing conditions. We continue to anticipate the merger will be completed during the second half of calendar year 2014.

RF MICRO DEVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

During the three and six months ended September 27, 2014, the Company incurred acquisition costs of $1.3 million and $3.8 million and integration costs of $6.1 million and $12.1 million, respectively, associated with the proposed business combination. The acquisition and integration costs are being expensed as incurred and are presented in the Condensed Consolidated Statements of Income as "Other operating expense (income)." Certain fees are contingent on the transaction closing.

10.     LEGAL PROCEEDINGS

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

•	the expected amount and timing of cost savings and operating synergies, and

•	uncertainty as to whether we will be able to consummate the transaction with TriQuint, on the terms set forth in the definitive merger agreement entered into on February 22, 2014, and as amended.

These and other risks and uncertainties, which are described in more detail in our most recent Annual Report on Form 10-K and in other reports and statements that we file with the SEC, could cause the actual results and developments to be materially different from those expressed or implied by any of these forward-looking statements. Forward-looking statements speak only as of the date they were made and we undertake no obligation to update or revise such statements, except as required by the federal securities laws.

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

As of September 27, 2014, our reportable segments are CPG and MPG. CSG does not currently meet the quantitative threshold for an individually reportable segment under ASC 280-10-50-12. These business segments are based on the organizational structure and information reviewed by our Chief Executive Officer, who is our chief operating decision maker (or CODM), and are managed separately based on the end markets and applications they support. The CODM allocates resources and assesses the performance of each operating segment primarily based on operating income and operating income as a percentage of revenue.

SECOND QUARTER FISCAL 2015 FINANCIAL HIGHLIGHTS:

•	Quarterly revenue increased 16.7% as compared to the second quarter of fiscal 2014, primarily due to increased demand for our cellular RF solutions for smartphones.

•
Gross margin for the quarter was 46.2% as compared to 33.7% for the second quarter of fiscal 2014. This increase was primarily due to manufacturing- and sourcing-related cost reductions and a favorable change in product mix towards higher margin products, which was slightly offset by average selling price erosion.

•
Operating income was $75.3 million for the second quarter of fiscal 2015 as compared to operating income of $9.5 million for the second quarter of fiscal 2014. This increase was primarily due to higher revenue and improved gross margin.

•	Inventory totaled $159.2 million at September 27, 2014, reflecting turns of 4.9 as compared to $144.3 million and turns of 5.7 at September 28, 2013.

•	Diluted earnings per share for the second quarter of fiscal 2015 was $0.21 as compared to $0.02 for the second quarter of fiscal 2014.

•	Cash flow from operations was $58.7 million for the second quarter of fiscal 2015 as compared to $21.5 million for the second quarter of fiscal 2014.

•	During the second quarter of fiscal 2015, we recorded merger-related expenses and integration costs totaling $7.4 million related to the proposed business combination with TriQuint.

RESULTS OF OPERATIONS

Consolidated

The following table presents a summary of our results of operations for the three and six months ended September 27, 2014 and September 28, 2013 (in thousands, except percentages):

	Three Months Ended
	September 27, 2014	% of Revenue	September 28, 2013	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$362,667	100.0%	$310,716	100.0%	$51,951	16.7%
Cost of goods sold	195,216	53.8	206,060	66.3	(10,844)	(5.3)
Gross profit	167,451	46.2	104,656	33.7	62,795	60.0
Research and development	48,567	13.4	49,204	15.8	(637)	(1.3)
Marketing and selling	19,179	5.3	18,918	6.1	261	1.4
General and administrative	17,754	4.9	24,062	7.8	(6,308)	(26.2)
Other operating expense	6,695	1.8	3,016	1.0	3,679	122.0
Operating income	$75,256	20.8%	$9,456	3.0%	65,800	695.9

	Six Months Ended
	September 27, 2014	% of Revenue	September 28, 2013	% of Revenue	Increase (Decrease)	Percentage Change
Revenue	$678,988	100.0%	$603,712	100.0%	$75,276	12.5%
Cost of goods sold	369,268	54.4	405,587	67.2	(36,319)	(9.0)
Gross profit	309,720	45.6	198,125	32.8	111,595	56.3
Research and development	93,153	13.7	97,529	16.2	(4,376)	(4.5)
Marketing and selling	38,069	5.6	38,327	6.3	(258)	(0.7)
General and administrative	36,819	5.4	43,554	7.2	(6,735)	(15.5)
Other operating expense	20,303	3.0	6,024	1.0	14,279	237.0
Operating income	$121,376	17.9%	$12,691	2.1%	108,685	856.4

Revenue increased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, primarily due to increased demand for our cellular RF solutions for smartphones.

Gross margin increased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, primarily due to manufacturing and sourcing-related cost reductions and a favorable change in product mix towards higher margin products, which was slightly offset by average selling price erosion.

Operating income increased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, primarily due to higher revenue and improved gross margin.

Operating Expenses

Research and development expenses decreased for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013, primarily due to decreases in headcount and employee-related costs. Research and development expenses decreased for the six months ended September 27, 2014 as compared to the six months ended September 28, 2013, primarily due to lower product development costs and decreases in headcount and employee-related costs.

Marketing and selling expenses remained relatively consistent for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013.

General and administrative expenses decreased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, due to certain consulting expenses that we incurred during the three and six months ended September 28, 2013.

Other operating expense increased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, primarily due to expenses associated with the proposed business combination with TriQuint (see Note 9 to the Condensed Consolidated Financial Statements). During the three and six months ended September 28, 2013, we recorded expenses of approximately $2.5 million and $5.1 million, respectively, related to the phase out of manufacturing and sale of our Newton Aycliffe, U.K.-based GaAs facility.

Segment Product Revenue, Operating Income and Operating Income as a Percentage of Revenue

Cellular Products Group

	Three Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Increase	Percentage Change
Revenue	$298,461	$255,476	$42,985	16.8%
Operating income	86,725	29,082	57,643	198.2
Operating income as a % of revenue	29.1%	11.4%

	Six Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Increase	Percentage Change
Revenue	$559,577	$493,188	$66,389	13.5%
Operating income	156,341	51,032	105,309	206.4%
Operating income as a % of revenue	27.9%	10.3%

The increase in CPG revenue for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, was primarily due to increased demand for our cellular RF solutions for smartphones.

The increase in CPG operating income for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, was primarily due to higher revenue and improved gross margin (resulting from manufacturing- and sourcing-related cost reductions and a favorable change in product mix towards higher margin products, which was partially offset by average selling price erosion).

Multi-Market Products Group

	Three Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Increase	Percentage Change
Revenue	$63,517	$55,232	$8,285	15.0%
Operating income	15,198	8,871	6,327	71.3
Operating income as a % of revenue	23.9%	16.1%

	Six Months Ended
(In thousands, except percentages)	September 27, 2014	September 28, 2013	Increase	Percentage Change
Revenue	$118,704	$110,516	$8,188	7.4%
Operating income	26,069	15,731	10,338	65.7
Operating income as a % of revenue	22.0%	14.2%

Revenue increased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, primarily due to increased demand for our WiFi products.

The increase in MPG operating income for the three and six months ended September 27, 2014 as compared to the three months ended September 28, 2013, was primarily due to improved gross margin resulting from manufacturing- and sourcing-related cost reductions.

See Note 8 to the Condensed Consolidated Financial Statements for a reconciliation of segment operating income to the consolidated operating income for the three and six months ended September 27, 2014 and September 28, 2013.

OTHER (EXPENSE) INCOME AND INCOME TAXES

	Three Months Ended		Six Months Ended
(In thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Interest expense	$(195)	$(1,403)	$(669)	$(2,912)
Interest income	40	41	75	82
Other income	137	363	521	771
Income tax expense	(11,927)	(2,565)	(19,345)	(3,179)

Interest Expense
Interest expense decreased for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, primarily due to lower debt balances. The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Our interest expense included cash interest of $0.1 million and $0.3 million for the three and six months ended September 27, 2014, compared to cash interest of $0.3 million and $0.6 million for the three and six months ended September 28, 2013, respectively.

Other Income
The fluctuations in other income for the three and six months ended September 27, 2014 as compared to the three and six months ended September 28, 2013, are primarily related to the foreign currency exchange rate impact on our Euro, Renminbi (or Yuan) and Sterling denominated accounts, and a change in the gain on our equity investment.

Income Taxes
Our provision for income taxes for the three and six months ended September 27, 2014 and September 28, 2013, has been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the three and six months ended September 27, 2014 and September 28, 2013.

Income tax expense was $11.9 million and $19.3 million for the three and six months ended September 27, 2014, which is comprised primarily of tax expense related to domestic and international operations, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance. Income tax expense was $2.6 million and $3.2 million for the three and six months ended September 28, 2013, which is comprised primarily of tax expense related to domestic and international operations and reductions in the net U.K. deferred tax asset, offset by a tax benefit related to changes in the domestic deferred tax asset valuation allowance.

The valuation allowance against net deferred tax assets decreased by $19.6 million from the $143.3 million balance as of the end of fiscal 2014, with the change primarily arising from a decrease in domestic deferred tax assets as a result of generating current year domestic taxable income. We intend to maintain a valuation allowance against the domestic net deferred tax assets until sufficient positive evidence exists to support its full or partial reversal. The amount of the deferred tax assets actually realized could vary depending upon the amount of taxable income we are able to generate in the various taxing jurisdictions in which we have operations. It is reasonably possible that with continued profitability in the U.S. during the remainder of fiscal 2015, a significant portion of the valuation allowance related to domestic deferred tax assets may be released once the weight of available evidence supports the conclusion that it is more likely than not that the domestic deferred tax assets can be realized.

The valuation allowance against deferred tax assets related to U.K. tax losses was increased during the first quarter of fiscal 2014 as manufacturing operations at the U.K manufacturing facility were in process of being phased out and U.K tax loss carryovers can only be used to offset income generated by the same trade or business from which they arose.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations to date through sales of equity and debt securities, bank borrowings, capital equipment leases and revenue from product sales. Through public and Rule 144A securities offerings, we have raised approximately $1,053.3 million, net of offering expenses. As of September 27, 2014, we had working capital of approximately $453.7 million, including $110.7 million in cash and cash equivalents, compared to working capital of approximately $267.7 million at September 28, 2013, including $101.5 million in cash and cash equivalents.

Our total cash, cash equivalents and short-term investments were $241.3 million as of September 27, 2014. This balance includes approximately $49.8 million held by our foreign subsidiaries. If these funds held by our foreign subsidiaries are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, under our current plans, we expect to permanently reinvest these funds outside of the U.S. and do not expect to repatriate them to fund our U.S. operations.

Our board of directors has authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 31, 2015. This share repurchase program authorizes the Company to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Between January 25, 2011 and September 27, 2014, we repurchased approximately $62.6 million of our common stock under this program, leaving us with an additional authorization of up to approximately $137.4 million under the program.

In the first quarter of fiscal 2015, we commenced construction on a new manufacturing facility in China to significantly expand our internal assembly and test capabilities. Costs related to this new facility are expected to be funded with cash flows from operations.

Cash Flows from Operating Activities
Operating activities for the six months ended September 27, 2014 generated cash of $95.0 million, compared to $28.8 million for the six months ended September 28, 2013. This year-over-year increase was primarily attributable to improved profitability resulting from manufacturing- and sourcing-related cost reductions as well as higher revenue.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 27, 2014 was $73.4 million, compared to net cash used in investing activities of $13.9 million for the six months ended September 28, 2013. This change was primarily due to a decrease in net proceeds from maturities of available-for-sale securities for the six months ended September 27, 2014 as compared to the six months ended September 28, 2013, offset by lower capital expenditures and increased proceeds from the sale of equipment for the six months ended September 27, 2014 as compared to the six months ended September 28, 2013.

Cash Flows from Financing Activities
Net cash used in financing activities was $82.7 million for the six months ended September 27, 2014, compared to net cash used in financing activities of $15.7 million for the six months ended September 28, 2013. Net cash used in financing activities was higher during the six months ended September 27, 2014 as we paid the $87.5 million remaining principal balance of the 2014 Notes. In addition, during the second quarter of fiscal 2014, we repurchased 2.4 million shares of our common stock at an average price of $5.03 on the open market.

COMMITMENTS AND CONTINGENCIES

Convertible Debt The 2014 Notes became due on April 15, 2014, and the remaining principal balance of $87.5 million plus interest of $0.4 million was paid with cash on hand.

Credit Agreement On March 19, 2013, we entered into a four-year senior credit facility with Bank of America, N.A., as Administrative Agent and a lender, and a syndicate of other lenders (the “Credit Agreement”). The Credit Agreement includes a $125.0 million revolving credit facility, which includes a $5.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. We may request, at any time and from time to time, that the revolving credit facility be increased by an amount not to exceed $50.0 million. The revolving credit facility is available to finance working capital, capital expenditures and other corporate purposes. Our obligations under the Credit Agreement are jointly and severally guaranteed by certain subsidiaries. On August 15, 2013, the Credit Agreement was amended to revise the definition of "Eurodollar Base Rate" and a provision regarding restricted payments. On October 15, 2014, the Credit Agreement was amended in connection with the proposed business combination with TriQuint Semiconductor, Inc. (“TriQuint”) (see Note 9) to reflect the lenders’ consent to the Permitted Change of Control (as defined in the Credit Agreement). We currently have no outstanding amounts under the Credit Agreement.

The Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a consolidated leverage ratio not to exceed 2.50 to 1.0 as of the end of any fiscal quarter and a consolidated liquidity ratio not to be less than 1.05 to 1.0 as of the end of any fiscal quarter. We must also maintain Consolidated EBITDA (as defined in the Credit Agreement) of not less than $75.0 million as of the end of any four-fiscal-quarter period of the Company. We are in compliance with these covenants as of September 27, 2014.

Wafer Supply Agreement During the first quarter of fiscal 2013, we entered into an asset transfer agreement with IQE, Inc. ("IQE"), a global supplier of advanced semiconductor wafer products and wafer services, under which we transferred our molecular beam epitaxy ("MBE") wafer growth operations (located in Greensboro, North Carolina) to IQE. The transaction with IQE was intended to lower our manufacturing costs, strengthen our metal organic chemical vapor deposition (MOCVD) supply chain and provide us with access to newly developed wafer starting process technologies. The assets transferred to IQE included our leasehold interest in the real property, building and improvements used for the facility and machinery and equipment located in the facility. Approximately 70 employees at our MBE facility became employees of IQE as part of the transaction. In conjunction with the asset transfer agreement, we entered into a wafer supply agreement with IQE under which IQE will supply us with competitively priced MBE and MOCVD wafer starting materials through March 31, 2016. As of September 27, 2014, our minimum purchase commitment related to the wafer supply agreement is approximately $2.4 million.

Capital Commitments At September 27, 2014, we had short-term capital commitments of approximately $28.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our market risk exposures during the second quarter of fiscal 2015. For a discussion of our exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” contained in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Issuer Purchases of Equity Securities

On January 25, 2011, we announced that our board of directors authorized the repurchase of up to $200 million of our outstanding common stock, exclusive of related fees, commissions or other expenses, from time to time during a period commencing on January 28, 2011 and expiring on January 27, 2013. On January 31, 2013, our board of directors authorized an extension of our 2011 share repurchase program to repurchase up to $200 million of our outstanding common stock through January 31, 2015. This share repurchase program authorizes us to repurchase shares through solicited or unsolicited transactions in the open market or in privately negotiated transactions. Because of the Company's incorporation in North Carolina, which does not recognize treasury shares, the repurchased shares are canceled at the time of repurchase. Shares repurchased are deemed authorized but unissued shares of common stock. As of September 27, 2014, there was $137.4 million remaining available for future share repurchases under this authorization. No repurchases of common stock were made during the three-month period ended September 27, 2014.

ITEM 6. EXHIBITS.

10.1
Second Amendment and Consent, dated as of October 15, 2014, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 27, 2014 and March 29, 2014; (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 27, 2014 and September 28, 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 27, 2014 and September 28, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 27, 2014 and September 28, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RF Micro Devices, Inc.

Date:	October 31, 2014	/s/ William A. Priddy, Jr.
William A. Priddy, Jr.
Chief Financial Officer, Corporate
Vice President of Administration and Secretary
(Principal Financial Officer)

Date:	October 31, 2014	/s/ Barry D. Church
Barry D. Church
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1
Second Amendment and Consent, dated as of October 15, 2014, to the Credit Agreement, dated as of March 19, 2013, by and between RF Micro Devices, Inc., certain domestic subsidiaries of the Company, Bank of America, N.A., as administrative agent and lender, and a syndicate of other lenders

31.1
Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Robert A. Bruggeworth, as Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by William A. Priddy, Jr., as Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 27, 2014 and March 29, 2014; (ii) the Condensed Consolidated Statements of Income for the three and six months ended September 27, 2014 and September 28, 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 27, 2014 and September 28, 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 27, 2014 and September 28, 2013; and (v) the Notes to the Condensed Consolidated Financial Statements

Our SEC file number for documents filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, is 000-22511.